Form 10-K
period 1993-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-03-31
CIK 860730

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

MARK ONE:
   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                               OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

                         COMMISSION FILE NUMBER 1-11239

                            ------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   (FORMERLY COLUMBIA HEALTHCARE CORPORATION)
             (Exact Name of Registrant as Specified in its Charter)

                            ------------------------

                  DELAWARE                                      75-2497104
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                      Indentification No.)
            201 WEST MAIN STREET
            LOUISVILLE, KENTUCKY                                   40202
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (502) 572-2000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.01 Par Value                                New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 28, 1994, there were outstanding 318,289,550 shares of the Registrant's Common Stock and 18,989,999 shares of the Registrant's Nonvoting Common Stock. As of February 28, 1994 the aggregate market value of the Common Stock held by non-affiliates was $12,304,680,760. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, and The Hospital Corporation of America Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

    The Exhibit Index is on page 39.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Columbia/HCA Healthcare Corporation (the "Company") is a health care services company that is primarily engaged in buying, selling, owning and operating general, acute care and specialty hospitals and related health care facilities. As of March 28, 1994, the Company operated 196 hospitals located in 26 states and two foreign countries.

    On February 10, 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") pursuant to a merger transaction accounted for as a pooling of interests (the "HCA Merger"). HCA was one of the leading hospital management companies in the United States. Effective September 1, 1993, the Company acquired Galen Health Care, Inc. ("Galen") pursuant to a merger transaction accounted for as a pooling of interests (the "Galen Merger"). Galen was a health care services company that primarily owned and operated acute care hospitals. Galen began operations as an independent publicly held corporation upon the distribution of all of its common stock (the "Spinoff") by its then 100% owner, Humana Inc. ("Humana"), on March 1, 1993. Unless otherwise noted, the historical financial and operating data contained in this Annual Report on Form 10-K have been restated to include the relevant data for both HCA and Galen for all periods presented.

    The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. The Company's principal executive offices are located at 201 West Main Street, Louisville, Kentucky 40202, and its telephone number at such address is (502) 572-2000.

BUSINESS STRATEGY

    The Company's strategy is to become a significant, comprehensive provider of quality health care services in targeted markets. The Company pursues its strategy by acquiring the health care facilities necessary to develop a comprehensive health care network with wide geographic presence throughout the market. Typically, the Company enters a market by acquiring one or more mid-to large-size general, acute care hospitals (over 150 licensed beds), which have either desirable physical plants or ones which can be upgraded on an economically feasible basis. The Company then upgrades equipment and facilities and adds new services to increase the attractiveness of the hospital to local physicians and patient populations. The Company typically develops a network by acquiring additional health care facilities including additional general, acute care hospitals, psychiatric hospitals and outpatient facilities such as surgery centers, diagnostic centers, physical therapy centers and other treatment or wellness facilities including home health care services. By developing a comprehensive health care network in a local market, the Company achieves greater visibility and is better able to attract physicians and patients by offering a full range of services in the entire market area. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

    Upon acquisition of a facility, the Company hires experienced executives to manage its operations and decentralizes operational decision making to the local level, while providing local physicians and managers the opportunity to purchase equity interests in the operations through a partnership or corporate structure. The Company is currently implementing this strategy with certain of the former Galen and HCA facilities. Management believes the Company's strategy of co-ownership of its facilities with physicians produces significant operational advantages. Physicians who have an ownership interest in a facility take a more active role in recruiting other physicians and in improving efficiency by containing costs and making more rational capital expenditure decisions, and often are more active supporters of operations and medical staff quality assurance activities, as they have a direct personal interest in the success and reputation of the facility. Moreover, because the Company's facilities are co-owned with and operated by prominent members of the local medical community, both community support for the facilities and the Company's ability to recruit physicians to the facilities are enhanced. In addition, by giving local managers of its facilities the opportunity to purchase equity interests in such facilities, the Company creates incentives on the part of its local managers to operate their facilities successfully with a long-term perspective.

HEALTH CARE FACILITIES

    The Company currently operates hospitals, ambulatory surgery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabilitation centers and home health care agencies and programs.

    The Company currently operates 168 general, acute care hospitals with 39,886 licensed beds. Most of the Company's general, acute care hospitals provides medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices conform to established standards. When the Company acquires a hospital, it establishes quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

    Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

    The Company currently operates 28 psychiatric hospitals with 3,285 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tailored to child psychiatric, adolescent psychiatric, adult psychiatric, adolescent alcohol or drug abuse and adult alcohol or drug abuse patients. The hospitals use the treatment team concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis intervention, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical medicine. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

    Other outpatient or related health care services operated by the Company include ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers, skilled nursing services and home health/ infusion services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive health care network in each of its target markets.

    In addition to providing capital resources, the Company makes available a variety of management services to its health care facilities, most significantly: national supply and equipment purchasing and leasing contracts; financial policies; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information systems; legal; personnel management; and internal audit.

SOURCES OF REVENUE

    Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services. This increase is primarily the result of advances in technology, which allow more services to be provided on an outpatient basis, acquisitions of additional outpatient facilities and increased pressures from Medicare, Medicaid, HMOs and PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

    The Company receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers and directly from patients. The approximate percentages of patient revenues of the Company's facilities from such sources during the periods specified below were as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1993         1992         1991
                                                                     -----------  -----------  -----------
Medicare...........................................................         34%          30%          29%
Medicaid...........................................................          4            4            4
Other sources......................................................         62           66           67
                                                                           ---          ---          ---
Total..............................................................        100%         100%         100%
                                                                           ---          ---          ---
                                                                           ---          ---          ---

    Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. Substantially all of the Company's hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided.

    To attract additional volume, most of the Company's hospitals offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit the Company's ability to increase charges in response to increasing costs. See "Competition." Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some Blue Cross plans and HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is more difficult than from governmental or business payors.

    MEDICARE

    Beginning in 1983, reimbursement to hospitals under the Medicare program changed significantly and these changes have had, and are expected to continue to have, significant effects on the Company's hospitals and the health care industry in general. Prior to 1983, Medicare reimbursed medical/surgical hospitals on a cost-based system. In 1983, Medicare established a prospective payment system under which inpatient discharges from medical/surgical hospitals are classified into categories of treatments, known as Diagnosis Related Groups ("DRGs"), which classify illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. At December 31, 1993, there were 489 DRGs. Hospitals generally receive a fixed amount per Medicare discharge based upon the assigned DRG (the "DRG rate") regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. However, the DRG rate is adjusted for each hospital to reflect the relative severity of diagnosis, higher cost of certain geographical areas, disproportionate share of low income patients and indirect medical education costs. Also, Medicare pays an additional "outlier" payment for extraordinary Medicare cases involving long hospital stays or significant amounts of costs incurred. Under the prospective payment system, hospitals generally are encouraged to operate with greater efficiency, since they may retain payments in excess of costs but must absorb costs in excess of such payments.

    The Secretary of the Department of Health and Human Services ("HHS") is required to establish annual increases in the DRG rates, effective October 1 of each year, to counter inflationary pressure after considering the recommendations of an independent panel of experts. In each year since 1984, however, the increases in the DRG rates have been determined by Congress as part of the federal budget process. The index used to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing the goods and services they need to provide inpatient services (the "market basket"). For several years the percentage increases to the DRG rates have been lower than the percentage increases in the market basket. Substantially all of the Company's general, acute care hospitals are classified as urban for Medicare purposes. For federal fiscal year ("FY") 1992 the net update of the DRG rates for urban hospitals set by Congress was 2.8% (market basket minus 1.6%); for FY 1993 the net update of the DRG rates for urban hospitals was 2.6% (market basket minus 1.6%); and for FY 1994 the net update of the DRG rates for urban hospitals will be 1.8% (market basket minus 2.5%). As a result of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), the net update of DRG rates for future fiscal years is as follows: (i) FY 1995 -- urban hospitals will equal the market basket minus 2.5%; (ii) FY 1996 -- all hospitals will equal the market basket minus 2.0%; (iii) FY 1997 -- all hospitals will equal the market basket minus 0.5%; and (iv) FY 1998 and thereafter -- all hospitals will equal the market basket.

    Medicare payments for the majority of outpatient services generally are the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs). OBRA 1993 extended the 94.2% provision through FY 1998. HHS has indicated its intention to change reimbursement procedures for Medicare outpatients to a prospective payment system. The effect of a change to a prospective payment system or other changes to the existing payment system, if implemented, cannot be predicted by the Company at this time. Medicare outpatient revenues were approximately 21% of the Company's total outpatient revenues, or approximately 6% of the Company's total operating revenues, for the year ended December 31, 1993.

    In addition to the operating payments described above, the Medicare program provides reimbursement to hospitals for certain costs of capital (such as depreciation, property taxes, rent and interest). Pursuant to final HHS regulations issued in August 1991, reimbursement for capital expenditures related to inpatient care was incorporated into the prospective payment system and will be phased in over a ten-year period beginning October 1, 1991. The regulations establish a standard federal rate per discharge for capital-related inpatient hospital costs. The standard federal rate is based on the estimated FY 1992 national average Medicare inpatient capital-related cost per discharge under cost reimbursement. The rate will be adjusted for each hospital to reflect the relative severity of diagnosis, higher cost of certain geographic areas, disproportionate share of low income patients, indirect medical education costs and extremely high cost cases. As required by law, however, the standard federal rate will be adjusted in FY 1992 through FY 1995 so that aggregate payments for capital will not exceed 90% of the amounts that would have been payable under a reasonable cost reimbursement basis. High capital cost-per-discharge hospitals may qualify to continue to be paid based on a blend of old and new capital, with old capital being paid at 85% of reasonable cost. Based upon its analysis of the manner in which these regulations will be applied, the Company does not believe that, in the aggregate, its hospitals were materially affected by the regulations for the year ended December 31, 1993. Payments for future years, however, including those related to new capital expenditures, will be affected by annual updates in the federal payment rate. Management cannot predict the effect of such changes on the Company's results of operations or financial condition.

    The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during

FY 1990 and the Omnibus Budget Reconciliation Act of 1990 (the "1990 Budget Act") extended the 15% reduction through FY 1991. The 1990 Budget Act further directed that outpatient capital reimbursement be reduced by only 10% beginning in FY 1992 through FY 1995. OBRA 1993 extended the 10% reduction through FY 1998.

    In December 1985, the Gramm-Rudman-Hollings Amendment ("Gramm-Rudman") was enacted by Congress mandating progressively smaller projected federal budget deficits for FYs between 1986 and 1991. Gramm-Rudman provides for automatic spending cuts in governmental programs (including Medicare) if certain deficit targets are not met. Under Gramm-Rudman, Medicare payments were reduced in each of the FYs 1986 through 1988 and in 1990. The 1990 Budget Act restructured
Gramm-Rudman and extended its term of effectiveness. For FY 1991 through FY 1993, fixed deficit targets were eliminated, but will be applied for FY 1994 and FY 1995 unless the President orders such targets eliminated. In addition to the possible fixed deficit targets for FY 1994 and FY 1995, the 1990 Budget Act created two new limitations on federal spending, the Discretionary Spending Limits and the "Pay As You Go" requirement. Each of the three spending limitations is enforceable by sequestration, and under the "Pay As You Go" limitation, the maximum reduction in Medicare payments is 4%. Management is unable to determine what effect, if any, such provisions of the 1990 Budget Act might have on the Company if implemented.

    Certain specialized hospitals, including psychiatric hospitals, are exempt from the Medicare prospective payment system and continue to be reimbursed on a cost-based system. Under the Tax Equity and Fiscal Responsibility Act of 1982, base year costs per Medicare case were determined for the Company's psychiatric hospitals in 1982. The target rate of permitted increases in cost per case is established each year by the increase in the cost of a market basket of hospital goods and services (the "Target Rate"). If a hospital's costs increase less than the Target Rate, the hospital receives a bonus of 50% of the difference between its allowed increase and its actual increase (limited to 5% of the Target Rate). These limits apply only to operating costs and do not apply to capital costs. The effective increase in the Target Rate per discharge was 4.3% for the year commencing October 1, 1993 and is expected to be market basket minus 1% for FYs 1995 through 1997. Beginning in FY 1998, the update will equal the percentage increase in the market basket. The 1990 Budget Act, however, reduces the penalty for hospitals that incur actual operating costs in excess of the Target Rate by reimbursing 50% of the cost in excess of the limit up to 110% of the limit, effective for cost reporting periods beginning on or after October 1, 1991. The 1990 Budget Act directed the Secretary of HHS to develop a new prospective payment methodology for exempt hospitals and to report to Congress on this matter by April 1, 1992. The report had not been made as of March 28, 1994.

    Considerable uncertainty surrounds the future determination of payment levels for DRGs and for other services currently being reimbursed on a cost basis. Congress could consider further legislation in the prospective payment area, such as further reducing or eliminating DRG rate increases or otherwise revising DRG rates. In addition, any automatic spending cuts mandated under Gramm-Rudman will further reduce payments to the Company's hospitals under the Medicare program. Also, substantial areas of the Medicare program are subject to legislative and regulatory changes, administrative rulings, interpretations, administrative discretion, governmental funding restrictions and requirements for utilization review (such as second opinions for surgery and preadmission criteria). These matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to the Company's hospitals under such programs, and there can be no assurance that future Medicare payment rates will be sufficient to cover cost increases in providing services to Medicare patients.

    MEDICAID

    Most state Medicaid payments are made under a prospective payment system or under programs to negotiate payment levels with individual hospitals. Medicaid reimbursement is generally substantially less than a hospital's cost of services. Medicaid is currently funded approximately 50% by the states and approximately 50% by the federal government. The federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals.

    On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 (the "Medicaid Amendments"), which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of the Medicaid Amendments, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. To date, the impact upon the Company of these new taxes has not been materially adverse. However, the Company is unable to predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, is unable to assess the effect thereof on its results of operations or financial condition.

    ANNUAL COST REPORTS

    The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the Company's results of operations or financial position. Since the inception of the Medicare prospective payment system in 1983, the amount of reimbursement to the Company's general, acute care hospitals potentially affected by audit adjustments has substantially diminished.

    COMMERCIAL INSURANCE

    The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their policy holders or make direct payments to the Company's hospitals based upon the particular hospital's established charges and the particular coverage provided in the insurance policy. Blue Cross is a health care financing program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

    Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG based systems. To the extent such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the Company's hospitals.

HOSPITAL UTILIZATION

    The Company believes that the two most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians providing patient care within the facility. Generally, the Company believes that the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

    The following table sets forth certain operating statistics for hospitals owned and operated by the Company for each of the five most recent years. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months. Psychiatric hospital operations are also subject to certain seasonal fluctuations, including decreases in patient occupancy during the summer months and holiday periods.

                                                                  YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1993         1992         1991         1990         1989
                                               -----------  -----------  -----------  -----------  -----------
Number of hospitals (1)......................          193          200          219          221          218
Weighted average licensed beds (2)...........       41,263       40,608       42,437       42,264       41,452
Admissions (3)...............................    1,158,400    1,161,100    1,189,700    1,174,700    1,139,300
Average length of stay (days)................          5.9          6.1          6.5          6.6          6.8
Average daily census.........................       18,702       19,253       21,255       21,351       21,155
Occupancy rate (4)...........................          45%          47%          50%          51%          51%
Emergency room visits........................    3,139,700    3,042,900    3,028,600    2,894,800    2,756,900
Outpatient revenues as a % of patient
 revenues....................................          27%          26%          24%          22%          21%

- ------------------------
(1)   End of period.
(2) Weighted average licensed beds is defined as the number of licensed beds after giving effect to the length of time the beds have been licensed during the period.
(3) Admissions represent the number of patients admitted for inpatient treatment.
(4) Occupancy rates are calculated by dividing average daily census by weighted average licensed beds.

    Beginning in 1983, hospitals began experiencing significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay primarily as a result of hospital payment changes by Medicare, insurance carriers and self-insured employers. These changes generally encouraged the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Another factor affecting hospital utilization levels is improved treatment protocols as a result of medical technology and pharmacological advances.

COMPETITION

    Generally, other hospitals in the local markets served by most of the Company's hospitals provide services that are offered by the Company's hospitals. Additionally, in the past several years, the number of free-standing outpatient surgery and diagnostic centers in the geographic areas in which the Company operates has increased significantly. As a result, most of the Company's hospitals operate in an increasingly competitive environment. The rates charged by the Company's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than the Company's hospitals. Also, some competing hospitals are owned by tax-supported government agencies and many others by tax-exempt corporations which may be supported by endowments and charitable contributions and which are exempt from sales, property and income taxes. Such exemptions and support are not available to the Company's hospitals. In addition, in certain localities served by the Company there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at most of the Company's hospitals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, the Company's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

    The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services and technology offered and prices charged. The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined. The Company's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circumstances.

    One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by the Company, the Company seeks to retain physicians of varied specialties on its hospitals' medical staffs and to attract other qualified physicians. The Company believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, the Company strives to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

    Another major factor in the competitive position of a hospital is its management's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

    State certificate of need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, may also have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. The Company has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the imposition, elimination or relaxation of such requirements. See "Regulation and Other Factors."

REGULATION AND OTHER FACTORS

    LICENSURE, CERTIFICATION AND ACCREDITATION

    Health care facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws. Substantially all of the Company's general, acute care hospitals are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of Health Care Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. A few of the Company's psychiatric hospitals do not participate in these programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services.

    CERTIFICATES OF NEED

    The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license.

    STATE RATE REVIEW

    A few states in which the Company owns hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state.

    In Florida, a budget review process and a ceiling on net revenue increases per admission has been in effect with respect to the Company's hospitals since January 1, 1986. The ceiling on net revenue increases per admission limits hospital net revenue per admission increases to an annually-determined percentage increase in costs that Florida hospitals pay for goods and services plus a statutory 2%, plus additional amounts to recognize the hospital's Medicare patient days and Medicaid and uncompensated charity care days. This law limits the ability of Florida hospitals to increase rates to maintain operating margins. The Company owned 47 hospitals aggregating 11,596 beds in Florida as of March 28, 1994.

    In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condition.

    UTILIZATION REVIEW

    Federal  law contains numerous  provisions designed to  ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. While no PROs have ever taken any material adverse action against any of the Company's hospitals, PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program.

    MEDICARE REGULATIONS AND FRAUD AND ABUSE

    Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for services not rendered or misrepresenting actual services rendered in order to obtain higher reimbursement; (ii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act); (iii) failing to stabilize all individuals who come to its emergency room who have an "emergency medical condition," whether or not any such individual is eligible for Medicare; (iv) transferring any stabilized patient to another health care facility before such other facility has agreed to the transfer of such patient, while such other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment; and (v) transferring any unstabilized patient except those transferred at the patient's request or with physician certification that the medical risks from the transfer are less harmful than continued treatment at the transferring facility), such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon such hospital under certain provisions of the Social Security Act.

    Moreover, HHS and the courts have interpreted the "fraud and abuse" anti-kickback provisions of the Social Security Act (presently codified in Section 1128B(b) of the Social Security Act) broadly to include the intentional offer, payment, solicitation or receipt of anything of value if one purpose of the payment is to induce the referral of Medicare business. Health care providers generally are concerned that many relatively innocuous, or even beneficial, commercial arrangements with their physicians may technically violate this strict interpretation of Section 1128B(b).

    In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statute, the OIG has from time to time issued "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the fraud and abuse law. In May 1992, the OIG issued a special fraud alert regarding hospital incentives to physicians. The alert identified the following incentive arrangements as potential violations of the statute: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques, CPT coding and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician and (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered. In this fraud alert the OIG encouraged persons having information about hospitals who offer the above types of incentives to physicians to contact any of the eleven regional OIG offices or to report information to the OIG.

    In addition, on July 29, 1991, the OIG issued final regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors are expected to be published in the near future by the OIG, including a safe harbor regulation for physician recruitment. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions.

    Although the Company exercises care in an effort to structure its arrangements with physicians to comply in all material respects with these laws, and although management believes that the Company is in compliance with Section 1128B(b) of the Social Security Act, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of Section 1128B(b) of the Social Security Act will not assert that the Company or certain transactions in which it is involved are in violation of Section 1128B(b) of the Social Security Act and (ii) such statute will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

    The federal Medicaid regulations also prohibit fraudulent and abusive practices and authorize the exclusion from such program of providers in violation of such regulations.

    STATE LEGISLATION

    Some of the states in which the Company operates also have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

    HEALTH CARE REFORM

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. President Clinton has stated that one of his primary objectives is to reform the nation's health care system to insure universal coverage and address the rising costs of care. In early 1993, President Clinton appointed Hillary Rodham Clinton to lead a health care reform task force with the objective of developing a health care reform proposal which could be submitted by the President. On September 22, 1993, before a Joint Session of Congress, President Clinton outlined the basic principles of his upcoming health care reform proposal. President Clinton's health care reform bill, introduced as legislation on November 22, 1993, includes certain measures that could be viewed as advancing the scope of government regulation on the health care industry. Key elements in the President's proposal include various insurance market reforms, the requirement that businesses provide health insurance coverage for their full-time and part-time employees, significant reductions in future Medicare and Medicaid payments to providers, and stringent government cost controls that would directly control insurance premiums and indirectly affect the fees of hospitals, physicians and other health care providers. In addition to the President's reform proposal, several other health care reform bills have recently been introduced, including The Managed Competition Act of 1993, Affordable Health Care Now Act of 1993 and Health Equity & Access Reform Today. While the Company cannot predict whether any such proposals will be adopted, or if adopted what effect, if any, such proposals would have on its business, the Company believes that it is implementing measures to respond to such prospective changes by expanding its network strategy, building integrated health care delivery systems, negotiating with managed care providers and controlling its costs.

ENVIRONMENTAL MATTERS

    The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

INSURANCE

    As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through two wholly-owned insurance subsidiaries, the Company insures substantially all of its general and professional liability risks. Subject to various deductibles, the Company's hospitals are insured by these insurance subsidiaries for losses of up to $25 million per occurrence for the former HCA hospitals and up to $5 million per occurrence for the former Columbia Healthcare Corporation hospitals. The Company currently carries general and professional liability insurance from unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiaries.

    The Company and its insurance subsidiaries maintain allowances for loss for professional and general liability risks which totalled $817 million at December 31, 1993. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to earnings of the Company. Any losses incurred within the deductible(s) or in excess of amounts funded and commercial excess liability insurance will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for alleged and unforeseen liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for general and professional liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

    At December 31, 1993, the Company had approximately 131,600 employees, including approximately 33,500 part-time employees. Three hospitals have employees represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel.

    As of December 31, 1993, approximately 56,000 licensed physicians were active members of the medical staffs of the Company's hospitals. With limited exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals, and may terminate their affiliation with a hospital at any time.

INTERNAL REVENUE SERVICE EXAMINATIONS AND TAX LITIGATION

    As a result of examinations by the Internal Revenue Service (the "Service") of HCA's federal income tax returns, HCA received statutory notices of deficiency for the years 1981 through 1988. HCA has filed petitions in the U.S. Tax Court opposing these claimed deficiencies. Additionally, the Service completed its examination for the years 1989 and 1990 and has issued proposed adjustments, which HCA has protested. The principal issues involved are:

        (a) METHOD OF ACCOUNTING. For the taxable years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income using primarily the cash method of accounting. The cash method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements reached with the Service. The Service now asserts that the accrual method of accounting should have been used. The Tax Reform Act of 1986 (the "1986 Act") requires most large corporate taxpayers (including the Company) to use the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that was deferred by use of the cash method at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years (1987 through 1996). If the Service should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, HCA would be entitled to an offset as a result of the prior inclusion of such installments for 1987 and thereafter. Furthermore, the sale by HCA of numerous Subsidiaries in 1987 that had used the cash method resulted in the recognition of substantial gain which would not have been recognized had they been using the accrual method. Giving effect to these offsets, as of December 31, 1993, the net effect to HCA of the Service prevailing would be $110 million in additional income taxes plus interest of $432 million.

        (b) HOSPITAL ACQUISITIONS. (i) In connection with hospitals acquired by HCA in 1981, the Service asserts that certain assets claimed by HCA to have an ascertainable useful life have no ascertainable useful life and are therefore nonamortizable, and that the values assigned by HCA's independent appraisers to certain assets acquired were excessive and that such amounts actually constitute goodwill, a nondepreciable and nonamortizable asset. If the Service ultimately prevails with regard to every assertion, the additional income taxes owed through December 31, 1993 would be $55 million plus interest of $97 million.

        (ii) Similarly, in connection with assets acquired in 1985, the Service is asserting that the relevant appraised values were excessive, with a corresponding limitation on the resulting deductions. With regard to these issues, the Service claims $58 million of additional income taxes and $42 million of interest through December 31, 1993.

        (c) INSURANCE SUBSIDIARY. (i) Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over HCA's issues), HCA has claimed that insurance premiums paid to Parthenon Insurance Company ("Parthenon"), a wholly-owned subsidiary of HCA, are deductible, while the Service maintains that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through December 31, 1993, HCA is seeking an income tax refund of $51 million, plus interest of $93 million with respect to this issue.

        (ii) As an alternative to HCA's position set forth in (c)(i) above, HCA has taken the position that in connection with its sale of hospitals to HealthTrust, Inc. -- The Hospital Company ("HealthTrust") in 1987, premiums paid to Parthenon by the hospitals sold, if not deductible as described in
    (c)(i) above, became deductible by HCA upon the sale and HCA claimed such deduction in its 1987 federal income tax return. The Service has disallowed the deduction and is claiming an additional $5 million in income taxes and $15 million in interest. A final determination that the premiums are not deductible either when paid or upon the sale would increase HCA's taxable basis in the hospitals sold, reducing HCA's gain realized on the sale.

        (d) HEALTHTRUST SALE. (i) In its 1987 sale of certain hospitals to HealthTrust in exchange for cash, HealthTrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The Service claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal HealthTrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. If, however, the Service succeeds in its assertion, HCA's tax basis in its HealthTrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By the end of 1992, HCA had sold its entire interest in the HealthTrust preferred stock and warrants. Taking into consideration the sales, the Service is claiming interest of $64 million through December 31, 1993.

        (ii) Also in connection with the 1987 sale of certain hospitals to HealthTrust, the Service claims that HCA's basis in the stock of the subsidiaries owning such hospitals sold to HealthTrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation. This would reduce HCA's basis in the stock sold, increasing its taxable gain on the sale. The Service's position is contrary to a Tax Court decision which HCA believes to be controlling. The Service is claiming additional income taxes of $79 million and interest of $66 million through December 31, 1993 based on its position.

       (iii) In connection with the 1987 HealthTrust transactions, the Service further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore were properly including deferred income over a 10-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the 10-year transition period after the sale. Should the Service prevail, HCA would owe $11 million of additional income taxes and $17 million of interest through December 31, 1993. This position of the Service is an alternative to its denial of the use of the cash method of accounting as discussed in (a) above.

        (e) DOUBTFUL ACCOUNTS. For 1986 the Service asserts that HCA is not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For the years 1987 and 1988, the Service asserts that HCA is not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under an accrual method of accounting, and furthermore, because HCA is a "service business" and not a "merchandising business", it is entitled to a special exclusion provided to service businesses by the 1986 Act. The Service disagrees, asserting that HCA is engaged, at least in part, in a "merchandising business" and that even if HCA is engaged in a "service business," the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. HCA believes that the formula in the Temporary Treasury Regulations which provides for the calculation of the exclusion is inaccurate, in that it does not permit HCA to calculate the exclusion in accordance with the controlling statute. If the Service prevails, HCA would owe additional income taxes of $102 million and interest of $48 million through December 31, 1993.

        (f) LEVERAGED BUY-OUT EXPENSES. With respect to 1989 and 1990, the Service has claimed that certain expense and amortization deductions claimed with respect to the leveraged buy-out of HCA are not deductible. If the Service were to prevail with respect to all of these items, additional income taxes of $94 million would be owed, together with interest in the amount of $24 million as of December 31, 1993.

        (g) OTHER ISSUES. Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, such as depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements and management believes the previous settlement methodology should be followed again by the Service. The Service is claiming an additional $44 million in income taxes and $28 million in interest through December 31, 1993 with respect to these issues.

    Management is of the opinion that HCA has properly reported its income and paid its taxes in accordance with applicable laws and in accordance with agreements established with the Service during previous examinations. In management's opinion, the final outcome resulting from the Service's examinations of prior years' income taxes will not have a material adverse effect on the Company's results of operations, financial position or liquidity. If all or a majority of the positions of the Service are upheld, however, the results of operations, financial position and liquidity of the Company would be materially adversely affected. Management believes that any cash payments necessary as a result of such final outcome would be funded with cash from operations and, if necessary, with amounts available under the Company's revolving credit or other borrowing facilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 28, 1994, were as follows:

             NAME                   AGE                                      POSITION(S)
- ------------------------------      ---      ----------------------------------------------------------------------------
Thomas F. Frist, Jr., M.D.              55   Chairman of the Board
Richard L. Scott                        41   President and Chief Executive Officer
David T. Vandewater                     43   Chief Operating Officer
Stephen T. Braun                        38   Senior Vice President and General Counsel
Victor L. Campbell                      47   Senior Vice President
Thomas H. Cato                          51   Senior Vice President -- Information Systems
David C. Colby                          40   Senior Vice President, Chief Financial Officer and Treasurer
Samuel A. Greco                         42   Senior Vice President -- Financial Operations
Neil D. Hemphill                        40   Senior Vice President -- Human Resources
Richard A. Lechleiter                   35   Vice President and Controller
Joseph D. Moore                         47   Senior Vice President -- Development
Lindy B. Richardson                     47   Senior Vice President -- Marketing/Public Affairs
Russell D. Schneider                    40   Senior Vice President -- Market Organization
Richard A. Schweinhart                  44   Senior Vice President -- Finance

    Thomas F. Frist, Jr., M.D. has served as Chairman of the Board of the Company since February 1994. Dr. Frist, a founder of HCA, served as Chairman of the Board, President and Chief Executive Officer of HCA from September 1987 to February 1994. Dr. Frist was Chairman and Chief Executive Officer of HCA from August 1985 until September 1987. Dr. Frist is also a director of International Business Machines Corporation.

    Richard L. Scott has served as President, Chief Executive Officer and a director of the Company since September 1993. Mr. Scott was Chairman, Chief Executive Officer and a director of the Company or its predecessors from July 1988 to September 1993.

    David T. Vandewater has served as Chief Operating Officer of the Company since September 1993. Mr. Vandewater was President of the Company from February 1991 to September 1993 and served as its Executive Vice President from May 1990 until February 1991. From July 1988 until February 1990, Mr. Vandewater was an Executive Vice President and Chief Operating Officer of Republic Health Corporation (presently called OrNda Healthcorp).

    Stephen T. Braun has served as Senior Vice President and General Counsel of the Company since September 1993. Mr. Braun served as Vice President and General Counsel of the Company from October 1991 until September 1993. From July 1987 to October 1991, Mr. Braun practiced law with the law firm of Doherty, Rumble & Butler, Professional Association, Saint Paul, Minnesota.

    Victor L. Campbell has served as Senior Vice President of the Company since February 1994. For more than five years prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate, and Government Relations. Mr. Campbell is currently Chairman of the Board of the Federation of American Health Systems.

    Thomas H. Cato has served as Senior Vice President -- Information Systems of the Company since February 1994. Mr. Cato was Senior Vice President -- Information Services of HCA from April 1992 to February 1994. Mr. Cato was Vice President -- Information Services of HCA from 1987 until April 1992.

    David C. Colby has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 1994. Mr. Colby has served as Chief Financial Officer of the Company or its predecessors since July 1988. Mr. Colby was elected Treasurer of the Company in November 1991.

    Samuel A. Greco has served as Senior Vice President -- Financial Operations of the Company since July 1992. Mr. Greco served as Senior Vice President of Finance -- South Florida Division of the Company from November 1990 to July 1992. Mr. Greco was Chief Financial Officer of University Hospital, Tamarac, Florida, which is owned and operated by the Company, from January 1990 to November 1990. From 1980 to 1989, Mr. Greco held various administrative positions with Florida Medical Center and several diagnostic centers and physician offices.

    Neil D. Hemphill has served as Senior Vice President -- Human Resources of the Company since February 1994. Mr. Hemphill served as Vice President -- Human Resources of the Company from June 1992 to February 1994. Mr. Hemphill was a Director of Human Resources of OrNda Healthcorp from January 1985 to June 1992.

    Richard A. Lechleiter has served as Vice President and Controller of the Company since September 1993. Mr. Lechleiter served in the same capacity at both Galen and Humana from September 1990 to September 1993. From July 1988 until September 1990, Mr. Lechleiter was the Controller of Humana.

    Joseph D. Moore has served as Senior Vice President -- Development of the Company since February 1994. Mr. Moore was Senior Vice President -- Finance and Development of HCA from January 1993 to February 1994. Mr. Moore was Senior Vice President -- Development of HCA from April 1992 until January 1993 and Vice President -- Development of HCA from 1980 until April 1992.

    Lindy B. Richardson has served as Senior Vice President -- Marketing/Public Affairs of the Company since February 1994. Ms. Richardson served as Vice President -- Marketing/Public Affairs of the Company from September 1993 to February 1994. Ms. Richardson served as Director of Marketing/Public Affairs for both Galen and Humana from 1988 to September 1993.

    Russell D. Schneider has served as Senior Vice President -- Market Organization of the Company since September 1993. Mr. Schneider served as President of the Company's Southwest Division from May 1990 to September 1993, and as President of the Company's El Paso Division from May 1988 to May 1990.

    Richard A. Schweinhart has served as Senior Vice President -- Finance of the Company since September 1993. Mr. Schweinhart served as Senior Vice President -- Finance for both Galen and Humana from November 1992 to September 1993. Mr. Schweinhart also served as Vice President -- Finance of Humana from 1988 until November 1992.

ITEM 2.  PROPERTIES.

    The location and name of, and the number of licensed beds in, each of the health care facilities owned by the Company or its subsidiaries at March 28, 1994, grouped by state, are set forth in the following table:

                                                                                                  NUMBER OF
  STATE              CITY                                       NAME                            LICENSED BEDS    TYPE
- ---------  -------------------------  --------------------------------------------------------  -------------  ---------
AK         Anchorage                  Alaska Regional Hospital                                        238          M
AL         Enterprise                 Medical Center Enterprise                                       135          M
           Florence                   Florence Hospital                                               155          M
           Montgomery                 East Montgomery Medical Center                                  150          M
           Montgomery                 Montgomery Regional Medical Center                              250          M
           Muscle Shoals              Medical Center Shoals                                           128          M
           Russellville               Northwest Medical Center                                        100          M
AR         Little Rock                Doctors Hospital (1)                                            341          M
AZ         Phoenix                    Healthwest Regional Medical Center                              302          M
           Phoenix                    Paradise Valley Hospital                                        140          M
CA         Anaheim                    West Anaheim Medical Center                                     243          M
           Canoga Park                West Hills Regional Medical Center                              236          M
           Huntington Beach           Huntington Beach Medical Center                                 135          M
           Pasadena                   Las Encinas Hospital                                            153          P
           San Leandro                San Leandro Hospital                                            136          M
           Thousand Oaks              Los Robles Regional Medical Center                              204          M
CO         Aurora                     Aurora Regional Medical Center                                  200          M
           Littleton                  Columbine Psychiatric Center                                     80          P
           Thornton                   North Suburban Medical Center                                   200          M
DE         Newark                     Rockford Center                                                  74          P
FL         Aventura                   Aventura Hospital and Medical Center                            458          M
           Bradenton                  L.W. Blake Hospital                                             383          M
           Brandon                    Brandon Hospital                                                250          M
           Coral Springs              Outpatient Surgery Center at Coral Springs                       --         OS
           Crestview                  Okaloosa Cancer Care Center                                      --          O
           Dade City                  Dade City Hospital                                              120          M
           Daytona Beach              Daytona Medical Center                                          214          M
           Destin                     Destin Hospital                                                  50          M
           Englewood                  Englewood Community Hospital                                    100          M
           Ft. Myers                  Southwest Florida Regional Medical Center                       400          M
           Ft. Myers                  Gulf Coast Hospital                                             120          M
           Ft. Pierce                 Lawnwood Regional Medical Center                                335          M
           Ft. Walton Beach           Ft. Walton Beach Medical Center                                 247          M
           Gainesville                North Florida Regional Medical Center                           267          M
           Hudson                     Bayonet Point/Hudson Medical Center                             256          M
           Kissimmee                  Osceola Regional Hospital                                       169          M
           Largo                      Medical Center Hospital                                         256          M
           Margate                    Northwest Regional Hospital                                     150          M
           Miami                      Cedars Medical Center                                           585          M
           Miami                      Deering Hospital                                                260          M
           Miami                      Grant Center of Deering                                         140          P
           Miami                      Kendall Regional Medical Center (1)                             412          M
           Miami                      Kendall Therapy Center                                           --          O
           Miami                      Medical Park Diagnostic Center                                   --         OD

                                                                                                  NUMBER OF
  STATE              CITY                                       NAME                            LICENSED BEDS    TYPE
- ---------  -------------------------  --------------------------------------------------------  -------------  ---------
FL         Miami                      Surgical Park Center                                             --         OS
           Miami                      Victoria Pavilion                                               300          M
           Miami Beach                Miami Heart Institute-North                                     273          M
           Miami Beach                Miami Heart Institute-South                                     258          M
           Naples                     Naples Rehab Center                                              --          R
           New Port Richey            New Port Richey Hospital                                        414          M
           Niceville                  Twin Cities Hospital                                             75          M
           North Miami Beach          North Miami Beach Surgical Center                                --         OS
           Ocala                      Marion Community Hospital                                       230          M
           Okeechobee                 Raulerson Hospital                                              101          M
           Orange Park                Orange Park Medical Center                                      224          M
           Orlando                    Lucerne Medical Center                                          267          M
           Palatka                    Putnam Community Hospital                                       161          M
           Panama City                Gulf Coast Hospital                                             176          M
           Pembroke Pines             Pembroke Pines Hospital                                         301          M
           Pensacola                  West Florida Regional Medical Center                            547          M
           Plantation                 Westside Regional Medical Center                                204          M
           Pompano Beach              Pompano Beach Medical Center                                    273          M
           Port Charlotte             Fawcett Memorial Hospital                                       254          M
           Port St. Lucie             Medical Center of Port St. Lucie                                150          M
           Sanford                    Central Florida Regional Hospital                               226          M
           Sarasota                   Doctors Hospital of Sarasota (2)                                168          M
           Spring Hill                Oak Hill Hospital                                               204          M
           St. Petersburg             Northside Hospital                                              301          M
           St. Petersburg             St. Petersburg General Hospital                                 219          M
           Tallahassee                Tallahassee Community Hospital                                  180          M
           Tamarac                    University Hospital                                             269          M
           Tamarac                    University Pavilion                                              60          P
           West Palm Beach            Palm Beaches Medical Center                                     250          M
           Winter Park                Winter Park Memorial Hospital                                   339          M
GA         Albany                     Palmyra Medical Centers                                         248          M
           Atlanta                    Northlake Regional Medical Center                               120          M
           Atlanta                    West Paces Medical Center (1)(3)                                294          M
           Augusta                    Augusta Oncology Center                                          --          O
           Augusta                    Augusta Regional Medical Center                                 374          M
           Augusta                    Columbia County Ambulatory Surgery Center                        --         OS
           Augusta                    West Augusta Imaging Center                                      --         OD
           Cartersville               Cartersville Medical Center                                      80          M
           Columbus                   Hughston Sports Medicine Hospital                               100          M
           Dublin                     Fairview Park Hospital (3)                                      190          M
           Lithia Springs             Parkway Medical Center                                          304          M
           Macon                      Coliseum Medical Centers                                        250          M
           Macon                      Coliseum Psychiatric Hospital                                    92          P
           Newnan                     Peachtree Regional Hospital                                     144          M
           Rome                       Redmond Regional Medical Center                                 201          M
           Snellville                 Eastside Medical Center                                         122          M
IL         Chicago                    Chicago Lakeshore Hospital                                      150          P
           Chicago                    Grant Hospital                                                  479          M
           Chicago                    Michael Reese Hospital and Medical Center                       955          M
           Forest Park                Riveredge Hospital                                              210          P

                                                                                                  NUMBER OF
  STATE              CITY                                       NAME                            LICENSED BEDS    TYPE
- ---------  -------------------------  --------------------------------------------------------  -------------  ---------
IL         Hoffman Estates            Hoffman Estates Medical Center                                  356          M
           Hoffman Estates            Woodland Hospital                                               100          P
IN         Indianapolis               The Women's Hospital -- Indianapolis                            182          M
KS         Dodge City                 Western Plains Regional Hospital                                100          M
           Overland Park              Overland Park Regional Medical Center                           400          M
           Wichita                    Wesley Medical Center                                           760          M
KY         Bowling Green              Greenview Hospital                                              211          M
           Frankfort                  King's Daughters Memorial Hospital                              190          M
           Louisville                 Audubon Regional Medical Center                                 480          M
           Louisville                 Southwest Hospital                                              150          M
           Louisville                 Suburban Medical Center                                         380          M
           Louisville                 University of Louisville Hospital (1)                           404          M
           Somerset                   Lake Cumberland Regional                                        227          M
LA         Lafayette                  Cypress Hospital                                                116          P
           Lake Charles               Lake Area Medical Center                                         80          M
           Lake Charles               Surgicare of Lake Charles                                        --         OS
           Marksville                 Avoyelles Hospital                                               55          M
           Monroe                     North Monroe Hospital                                           228          M
           New Orleans                DePaul Hospital                                                 309          P
           New Orleans                Lakeland Medical Center                                         150          M
           Oakdale                    Oakdale Community Hospital                                       60          M
           Shreveport                 Highland Hospital                                               126          M
           Springhill                 Springhill Medical Center                                        86          M
           Ville Platte               Ville Platte Medical Center                                     124          M
           Winnfield                  Winn Parish Medical Center                                      103          M
MO         Independence               Independence Regional Health Center                             366          M
           Kansas City                Research Psychiatric Center                                     100          P
NH         Derry                      Parkland Medical Center                                          86          M
           Portsmouth                 Portsmouth Regional Hospital (3)                                144          M
           Portsmouth                 Portsmouth Pavilion                                              65          P
NM         Albuquerque                Heights Psychiatric Hospital                                     92          P
           Carlsbad                   Guadalupe Medical Center                                        138          M
           Hobbs                      Lea Regional Hospital                                           250          M
NV         Las Vegas                  Sunrise Hospital & Medical Center                               688          M
NC         Fayetteville               Highsmith-Rainey Memorial Hospital (1)                          150          M
           Raleigh                    Holly Hill Hospital                                             108          P
           Raleigh                    Raleigh Community Hospital                                      230          M
OK         Enid                       St. Mary's Hospital (1)(3)                                      277          M
           Oklahoma City              Presbyterian Hospital                                           396          M
SC         Aiken                      Aiken Regional Medical Center                                   225          M
           Charleston                 Trident Regional Medical Center                                 281          M
           Myrtle Beach               Grand Strand General Hospital                                   172          M
           Summerville                Summerville Medical Center                                       80          M
           Summerville                Summerville Medical Center -- Downtown                           --          O
TN         Athens                     Athens Community Hospital                                       118          M
           Chattanooga                Parkridge Medical Center                                        296          M
           Chattanooga                Valley Psychiatric Hospital                                     118          P

                                                                                                  NUMBER OF
  STATE              CITY                                       NAME                            LICENSED BEDS    TYPE
- ---------  -------------------------  --------------------------------------------------------  -------------  ---------
TN         East Ridge                 East Ridge Hospital                                             128          M
           Jackson                    Regional Hospital of Jackson                                    166          M
           Kingsport                  Indian Path Medical Center                                      295          M
           Kingsport                  Indian Path Pavilion                                             61          P
           Martin                     Volunteer General Hospital                                      100          M
           Nashville                  Centennial Medical Center                                       656          M
           Nashville                  Centennial Medical Center/Parthenon Pavilion                    162          P
           Nashville                  Donelson Hospital                                               218          M
           Nashville                  Southern Hills Medical Center                                   180          M
           Nashville                  Vanderbilt Child and Adolescent Psychiatric Hospital
                                      (1)(3)                                                           88          P
TX         Abilene                    Abilene Regional Medical Center                                 160          M
           Arlington                  Arlington Medical Center                                        287          M
           Austin                     South Austin Medical Center                                     164          M
           Beaumont                   Beaumont Neurological Hospital                                  131          P
           Beaumont                   Beaumont Regional Medical Center                                250          M
           Bryan                      Brazos Valley Medical Center                                    100          M
           Bryan                      Brazos Valley Surgical Center                                    --         OS
           Corpus Christi             Bay Area Medical Center                                         144          M
           Corpus Christi             Bayview Hospital                                                 68          P
           Corpus Christi             Doctors Regional Medical Center                                 271          M
           Corpus Christi             Rehabilitation Hospital of South Texas                           80          R
           Corpus Christi             Surgicare Specialty Hospital of Corpus Christi                   --         OS
           Corsicana                  Navarro Regional Hospital                                       185          M
           Dallas                     Medical City Dallas Hospital (1)                                555          M
           Denton                     Denton Community Hospital                                       104          M
           El Paso                    Columbia Back Institute                                          --          O
           El Paso                    Columbia Behavioral Center                                      125          P
           El Paso                    Columbia Diagnostic Centers                                      --         OD
           El Paso                    Columbia Life Care Center                                        --          O
           El Paso                    Columbia Medical Center -- East                                 235          M
           El Paso                    Columbia Medical Center -- West                                 252          M
           El Paso                    Columbia Physical Therapy Centers                                --          R
           El Paso                    Columbia Regional Oncology Center                                --          O
           El Paso                    Columbia Rehabilitation Hospital                                 40          R
           Ft. Worth                  Medical Plaza Hospital                                          338          M
           Houston                    Bellaire General Hospital                                       349          M
           Houston                    Champions Residential Treatment Center                           48          P
           Houston                    Heights Hospital                                                209          M
           Houston                    Medical Center Hospital                                         281          M
           Houston                    MRI Southwest                                                    --         OD
           Houston                    Rosewood Medical Center                                         231          M
           Houston                    Sam Houston Memorial Hospital                                   256          M
           Houston                    Spring Branch Medical Center                                    365          M
           Houston                    West Houston Medical Center                                     232          M
           Houston                    Women's Hospital of Texas                                       198          M
           Lewisville                 Lewisville Hospital (1)                                         148          M
           McAllen                    Rio Grande Regional Hospital                                    220          M
           North Richland Hills       North Hills Medical Center                                      152          M
           Plano                      Medical Center of Plano                                         267          M

                                                                                                  NUMBER OF
  STATE              CITY                                       NAME                            LICENSED BEDS    TYPE
- ---------  -------------------------  --------------------------------------------------------  -------------  ---------
TX         San Antonio                Metropolitan Hospital                                           273          M
           San Antonio                San Antonio Regional Hospital                                   416          M
           San Antonio                Village Oaks Medical Center                                     112          M
           San Antonio                Women's and Children's Hospital                                 150          M
           Silsbee                    Silsbee Doctors Hospital                                         69          M
           Webster                    Clear Lake Regional Medical Center                              459          M
UT         Layton                     Davis Hospital and Medical Center                               120          M
           Salt Lake City             St. Mark's Hospital                                             306          M
VA         Falls Church               Dominion Hospital                                               100          P
           Hampton                    Peninsula Hospital                                              125          P
           Petersburg                 Poplar Springs Hospital                                         100          P
           Reston                     Reston Hospital Center                                          127          M
           Richlands                  Clinch Valley Medical Center                                    200          M
           Richmond                   Chippenham Hospital                                             470          M
           Richmond                   Henrico Doctors Hospital                                        340          M
           Richmond                   Johnston-Willis Hospital                                        292          M
           Salem                      Lewis-Gale Hospital                                             406          M
           Salem                      Lewis-Gale Psychiatric Center (1)                               145          P
WV         Beckley                    Raleigh General Hospital                                        275          M
           Bluefield                  St. Luke's Hospital                                              79          M
           Huntington                 River Park Hospital                                             165          P
           Hurricane                  Putnam General Hospital                                          68          M
           Ronceverte                 Greenbrier Valley Medical Center                                122          M
INTERNATIONAL
UK         London                     The Wellington Hospital                                         121          M
           London                     The Wellington Hospital II                                      124          M
SZ         Geneva                     Hopital de la Tour et Pavillon Gourgas                          242          M

M             --      General, Acute Care
P             --      Psychiatric
OD            --      Outpatient Diagnostics/Imaging
OS            --      Outpatient Surgery
O             --      Outpatient Care
R             --      Rehabilitation/Physical Therapy

- ------------------------
(1) Held pursuant to lease. The Company has options to purchase many of its leased hospitals at the end of the lease terms.
(2) On October 1, 1990 the Company contributed this hospital to a limited partnership (the "LP") in which it is a 35% limited partner. The LP currently is seeking regulatory approval to build a replacement facility for the current hospital facility. The Company receives a fixed percentage of cash flow from the current hospital and will receive 35% of all cash distributions from operations of the replacement hospital and any ancillary businesses of the LP. The Company also manages the current hospital and will manage the replacement hospital on a fixed fee basis. On March 4, 1994, the Company entered into an agreement to purchase the assets of the hospital from the LP.
(3) The former owner of this hospital or a successor thereto or affiliate thereof either has a current option to purchase the hospital from the Company at a previously agreed-upon amount or will have such option during certain future periods.

    The Company owns and maintains its headquarters in approximately 110,000 square feet of office space located in Louisville, Kentucky. In addition, the Company maintains offices in approximately 400,000 square feet of office space in four office buildings owned by the Company in Nashville, Tennessee.

    The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at the Company's hospitals. These office buildings are generally operated at a loss.

    The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

    On December 10, 1992 and December 15, 1992, respectively, two virtually identical purported class action lawsuits (BERGER V. ROGER E. MICK ET AL., 92 CIV. 8960, United States District Court, Southern District of New York and FOX
V. ROGER E. MICK ET AL., 92 CIV 9139, United States District Court, Southern District of New York) were filed by, respectively, holders of 400 and 500 shares of HCA's Class A Common Stock against HCA, three of its officers and/or directors (Messrs. Thomas F. Frist, Jr., Roger E. Mick and Donald J. Israel) and the underwriters of its February 1992 initial public offering of Class A Common Stock, on behalf of all purchasers of HCA's Class A Common Stock from the time of the initial public offering (February 26, 1992) until HCA issued a press release in respect of its psychiatric division restructuring on September 18, 1992. In the lawsuits it is alleged that HCA failed to disclose material adverse financial information regarding its psychiatric division in its February 1992 offering prospectus in respect of such initial public offering and in HCA's subsequent Forms 10-Q for the quarters ended March 31 and June 30, 1992. Violations of the Securities Act of 1933 and of the Securities Exchange Act of 1934 are alleged. Damages are unspecified. In June 1993 the court granted HCA's motion to transfer both lawsuits to the United States District Court for the Middle District of Tennessee. After such transfer, the Tennessee District Court dismissed the FOX lawsuit and joined the plaintiff of the FOX lawsuit as a party plaintiff to the BERGER lawsuit. HCA's motion to dismiss the BERGER lawsuit is still pending. While the Company cannot predict with certainty the outcome of this proceeding, the Company, based upon information currently available, believes that this proceeding is without merit.

    A class action styled MARY FORSYTH ET AL. V. HUMANA INC. ET AL., Case #CV-S-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). On August 12, 1991, a Second Amended Complaint was filed in the Forsyth case which significantly increased the amount of damages claimed by the plaintiffs in previously filed complaints. The claimed damages increased from $10 million to $84,520,143 in connection with a count which alleges a violation of the Employee Retirement Income Security Act (the "ERISA Count"); from $10 million to $181,034,570 (before trebling) in connection with an alleged violation of the Sherman Anti-Trust Act (the "Anti-Trust Count"); and from $10 million to $181,034,570 (before trebling) for an alleged violation of the Racketeer Influenced and Corrupt Organization Act (the "RICO Count"). In late March 1992, as part of the discovery process, the plaintiffs provided information in regard to their calculation of damages which indicates they are seeking recovery of $49,440,000 of damages plus approximately $15,396,000 of interest in the ERISA Count and $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest in the RICO Count. Specific amounts were not readily apparent for the Anti-Trust Count but it appears the plaintiffs believe their claimed damages in the Anti-Trust Count would be similar to those in the RICO Count. The ERISA Count, which is being asserted by the Co-Payer Class, claims that Humana Inc. ("Humana") violated a fiduciary duty in connection with (i) the calculation of co-insurance payments required under policies issued by Humana's insurance subsidiary ("Humana Insurance") for insureds who were treated at Sunrise Hospital in Las Vegas (now owned by the Company), and (ii) payments to the hospital by Humana Insurance. The Anti-Trust Count, which is being asserted by the Premium Payer Class, alleges that Sunrise Hospital has monopolized or has attempted to monopolize the for-profit, acute care hospital services market in Clark County, Nevada, and that Humana Insurance engaged in predatory pricing in connection with the sale of insurance policies to members of such class. The plaintiffs have also indicated damages with respect to the Co-Payer Class. The RICO Count, which is being asserted by both the Premium Payer and Co-Payer Classes, alleges fraud in connection with (i) the sale of insurance policies to members of the Premium Payer Class and (ii) the calculation of the co-insurance payments. On June 22, 1992, defendants filed a Motion for Summary Judgment on all three counts of the Complaint. On July 21, 1993, Summary Judgment was entered in favor of defendants on all counts, although the Court allowed the Co-Payer Class to file a Third Amended Complaint. On August 24, 1993, the plaintiffs filed a Third Amended Complaint against Humana Insurance, seeking to recover at least $2,000,000, plus interest, which represents the difference between their co-insurance payments and what the payments would have been if calculated based on the discounted payments made by Humana Insurance to Sunrise Hospital. Pursuant to an Assumption of Liabilities and Indemnification Agreement entered into in connection with the Spinoff, Humana assumed approximately 39% and Galen assumed approximately 61% of all liabilities, costs and expenses arising out of certain identified legal proceedings and claims, including the Forsyth case.

    On April 22, 1993, an alleged stockholder of Galen filed a purported stockholder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled LEWIS V. AUSTEN, ET AL., Civil Action No. 12937. The action was purportedly brought on behalf of Galen and Humana against all of the directors of both companies at the time of the Spinoff alleging, among other things, that the defendants had improperly amended Humana's existing stock option plans in connection with the Spinoff. The plaintiff claims that the amendment to the stock option plans constituted a waste of corporate assets to the extent that employees of such company received options in the stock of the other company. (The challenged amendment to the plans was approved by Humana's stockholders at the 1993 Annual Meeting of Stockholders, at which time Galen was a wholly owned subsidiary of Humana.) The plaintiff requests, among other things, an injunction prohibiting the exercise of Humana stock options by Company personnel and the exercise of Company stock options by Humana personnel and an award of damages. The Company believes that the complaint is without merit.

    A purported class action has been filed against HCA, the directors of HCA, and the Company, in the Delaware Court of Chancery entitled 7547 PARTNERS V. HCA HOSPITAL CORP. OF AMERICA, JACK O. BOVENDER, JR., THOMAS F. FRIST, JR., CHARLES
T.  HARRIS, III, CHARLES J. KANE, RICHARD E. RAINWATER, CARL E. REICHARDT, FRANK
S. ROYAL AND COLUMBIA HEALTHCARE CORPORATION, C.A. No. 13159. The complaint, brought by a purported stockholder of HCA, alleges that the defendants breached their fiduciary duties to plaintiff and other members of the purported class and also alleges that the defendants aided and abetted a gross abuse of trust. The complaint alleges that the directors of HCA wrongfully failed to hold an open auction and encourage bona fide bids for HCA and failed to take action to maximize value to HCA stockholders. The complaint seeks rescission of the HCA Merger or rescissionary damages. The complaint also seeks monetary damages of an unspecified amount and attorneys' and experts' fees. The Company believes that the complaint is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has been primarily traded on the New York Stock Exchange (the "NYSE") (symbol "COL") since July 14, 1993. Prior to that date, the Company's Common Stock was traded through the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ/NMS"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape or NASDAQ/NMS for the Company's Common Stock. The information with respect to NASDAQ/NMS quotations was obtained from the National Association of Securities Dealers, Inc. and reflects interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                                                       HIGH        LOW
                                                                                     ---------  ---------
1992:
    First Quarter..................................................................  $   21.25  $   16.50
    Second Quarter.................................................................      22.00      16.25
    Third Quarter..................................................................      19.25      16.25
    Fourth Quarter.................................................................      21.75      13.75
1993:
    First Quarter..................................................................      24.50      16.25
    Second Quarter.................................................................      27.75      19.25
    Third Quarter..................................................................      31.00      25.38
    Fourth Quarter.................................................................      33.88      27.00

    The Company's registrar and transfer agent for its Common Stock is First Union National Bank of North Carolina. At the close of business on February 28, 1994, there were 15,600 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

    The Company commenced the payment of a quarterly dividend of $.03 per share in the fourth quarter of 1993. Prior to that time, the Company did not pay any cash dividends. While it is the present intention of the Company's Board of Directors to continue paying a quarterly dividend of $.03 per share, the declaration and payment of future dividends by the Company will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus and regulatory considerations.

ITEM 6.  SELECTED FINANCIAL DATA.

                        COLUMBIA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             1993        1992        1991        1990        1989
                                          ----------  ----------  ----------  ----------  ----------
SUMMARY OF OPERATIONS:
Revenues................................  $    5,130  $    4,806  $    4,612  $    4,010  $    3,450
                                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and benefits............       2,217       2,069       2,004       1,666       1,366
Supplies................................         842         788         720         624         513
Other operating expenses................         916         833         717         653         600
Provision for doubtful accounts.........         282         285         277         233         203
Depreciation and amortization...........         298         276         248         220         196
Interest expense........................         129         117         111         119         147
Investment income.......................        (34)        (39)        (34)        (34)        (34)
Non-recurring transactions..............         151         138           -           -        (13)
                                          ----------  ----------  ----------  ----------  ----------
                                               4,801       4,467       4,043       3,481       2,978
                                          ----------  ----------  ----------  ----------  ----------
Income from continuing operations before
 minority interests and income taxes....         329         339         569         529         472
Minority interests in earnings of
 consolidated entities..................           9          10           9           4           4
                                          ----------  ----------  ----------  ----------  ----------
Income from continuing operations before
 income taxes...........................         320         329         560         525         468
Provision for income taxes..............         127         118         202         190         167
                                          ----------  ----------  ----------  ----------  ----------
Income from continuing operations.......         193         211         358         335         301
Discontinued operations:
  Income (loss) from operations of
   discontinued health plan segment, net
   of income tax (benefit)..............          16       (108)          16         (6)        (18)
  Costs associated with discontinuance
   of health plan segment, net of income
   tax benefit..........................           -        (17)           -           -           -
Extraordinary loss on extinguishment of
 debt, net of income tax benefit........        (70)           -           -           -         (9)
Cumulative effect on prior years of a
 change in accounting for income
 taxes..................................           -          51           -           -           -
                                          ----------  ----------  ----------  ----------  ----------
    Net income..........................  $      139  $      137  $      374  $      329  $      274
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Earnings per common share (a):
  Income from continuing operations.....  $     1.28  $     1.45  $     2.58  $     2.51
  Discontinued operations:
    Income (loss) from operations of
     discontinued health plan segment...         .10       (.75)         .11       (.04)
    Costs associated with discontinuance
     of health plan segment.............           -       (.12)           -           -
  Extraordinary loss on extinguishment
   of debt..............................       (.46)           -           -           -
  Cumulative effect on prior years of a
   change in accounting for income
   taxes................................           -         .36           -           -
                                          ----------  ----------  ----------  ----------
    Net income..........................  $      .92  $      .94  $     2.69  $     2.47
                                          ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------
Shares used in earnings per common share
 computations (in thousands)............     150,017     144,897     138,936     134,128
Net cash provided by continuing
 operations.............................  $      493  $      668  $      655  $      552  $      456
Cash dividends per common share.........         .06           -           -           -           -
FINANCIAL POSITION:
Assets..................................  $    4,619  $    4,891  $    4,541  $    4,100  $    3,583
Working capital.........................         374         392         374         374         353
Net assets of discontinued operations...           -         376         411         303         312
Long-term debt, including amounts due
 within one year........................       1,651       1,288       1,159       1,144       1,239
Minority interests in equity of
 consolidated entities..................          57          31          23          16          10
Common stockholders' equity.............       1,656       2,276       2,168       1,836       1,371
OPERATING DATA:
Number of hospitals at end of period....          97         101          91          93          87
Number of licensed beds at end of
 period.................................      21,742      21,922      19,992      19,393      18,254
Weighted average licensed beds..........      21,733      21,019      20,132      19,237      18,288
Average daily census....................       9,249       9,277       9,502       9,145       8,719
Occupancy...............................          43%         44%         47%         48%         48%
Admissions..............................     596,300     586,500     587,800     566,200     529,800
Length of stay..........................         5.7         5.8         5.9         5.9         6.0
Surgery cases...........................     424,200     437,300     425,900     399,000     374,000
Emergency room visits...................   1,563,200   1,537,400   1,519,700   1,432,000   1,330,900
Outpatient registrations................   2,541,900   2,537,100   2,401,600   1,899,300   1,666,400
Outpatient revenues as a percentage of
 patient revenues.......................          26%         26%         24%         23%         22%

- ------------------------------
(a) Earnings per common share are not presented for periods prior to the initial public offering of Columbia Hospital Corporation common stock in May 1990.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                               1993       1992       1991       1990       1989
                                                                             ---------  ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS:
Revenues...................................................................  $  10,252  $   9,932  $   9,598  $   8,641  $   7,724
                                                                             ---------  ---------  ---------  ---------  ---------
Salaries, wages and benefits...............................................      4,215      4,112      3,976      3,510      3,066
Supplies...................................................................      1,664      1,613      1,467      1,314      1,135
Other operating expenses...................................................      1,893      1,849      1,739      1,586      1,483
Provision for doubtful accounts............................................        542        515        508        444        407
Depreciation and amortization..............................................        554        541        524        499        468
Interest expense...........................................................        321        401        597        694        667
Investment income..........................................................        (66)       (81)       (64)       (69)      (103)
Non-recurring transactions.................................................        151        439        300         22        (10)
                                                                             ---------  ---------  ---------  ---------  ---------
                                                                                 9,274      9,389      9,047      8,000      7,113
                                                                             ---------  ---------  ---------  ---------  ---------
Income from continuing operations before minority interests and income
 taxes.....................................................................        978        543        551        641        611
Minority interests in earnings of consolidated entities....................          9         10          9          4          4
                                                                             ---------  ---------  ---------  ---------  ---------
Income from continuing operations before income taxes......................        969        533        542        637        607
Provision for income taxes.................................................        394        294        189        240        223
                                                                             ---------  ---------  ---------  ---------  ---------
Income from continuing operations..........................................        575        239        353        397        384
Discontinued operations:
  Income (loss) from operations of discontinued health plan segment, net of
   income tax (benefit)....................................................         16       (108)        16         (6)       (18)
  Costs associated with discontinuance of health plan segment, net of
   income tax benefit......................................................          -        (17)         -          -          -
  Extraordinary loss on extinguishment of debt, net of income tax
   benefit.................................................................        (84)         -          -          -         (9)
  Cumulative effect on prior years of a change in accounting for income
   taxes...................................................................          -         51          -          -          -
                                                                             ---------  ---------  ---------  ---------  ---------
    Net income.............................................................  $     507  $     165  $     369  $     391  $     357
                                                                             ---------  ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------  ---------
Earnings per common and common equivalent share (a):
  Income from continuing operations........................................  $    1.70  $     .73  $    1.20  $    1.28
Discontinued operations:
  Income (loss) from operations of discontinued health plan segment........        .04       (.33)       .05       (.02)
  Costs associated with discontinuance of health plan segment..............          -       (.06)         -          -
  Extraordinary loss on extinguishment of debt.............................       (.24)         -          -          -
  Cumulative effect on prior years of a change in accounting for income
   taxes...................................................................          -        .16          -          -
                                                                             ---------  ---------  ---------  ---------
    Net income.............................................................  $    1.50  $     .50  $    1.25  $    1.26
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Shares used in earnings per common and common equivalent share computations
 (in thousands)............................................................    339,222    328,564    279,954    262,552
Net cash provided by continuing operations.................................  $   1,298  $   1,287  $   1,257  $   1,191  $     919
FINANCIAL POSITION:
  Assets...................................................................  $  10,216  $  10,347  $  10,843  $  10,391  $  10,461
  Working capital..........................................................        573        606        635        482        379
  Net assets of discontinued operations....................................          -        376        411        303        312
  Long-term debt, including amounts due within one year....................      3,698      3,656      5,158      5,139      6,022
  Minority interests in equity of consolidated entities....................         57         31         23         16         10
  Common stockholders' equity..............................................      3,471      3,691      2,822      2,099      1,585
OPERATING DATA (B):
  Number of hospitals at end of period.....................................        193        200        219        221        218
  Number of licensed beds at end of period.................................     42,237     42,245     43,231     42,789     42,433
  Weighted average licensed beds...........................................     41,263     40,608     42,437     42,264     41,452
  Average daily census.....................................................     18,702     19,253     21,255     21,351     21,155
  Occupancy................................................................        45%        47%        50%        51%        51%
  Admissions...............................................................  1,158,400  1,161,100  1,189,700  1,174,700  1,139,300
  Length of stay...........................................................        5.9        6.1        6.5        6.6        6.8
  Emergency room visits....................................................  3,139,700  3,042,900  3,028,600  2,894,800  2,756,900
  Outpatient revenues as a percentage of patient revenues..................        27%        26%        24%        22%        21%

- ------------------------------
(a)   Earnings  per common  and common  equivalent share  are not  presented for periods  prior  to  the  initial  public  offering  of  Columbia  Hospital
      Corporation common stock in May 1990. Earnings per common and common equivalent share include the effect of preferred stock dividend requrements totaling $18 million in 1991 and $63 million in 1990.
(b) Operating data for 1992 exclude the twenty-two divested psychiatric hospitals discussed in Note 5 of the Notes to Supplemental Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        COLUMBIA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The Selected Financial Data in Item 6 set forth certain information with respect to the financial position, results of operations and cash flows of Columbia Healthcare Corporation ("Columbia") which should be read in conjunction with the following discussion and analysis.

HCA MERGER

    The HCA Merger was completed on February 10, 1994. Although the HCA Merger will be treated as a pooling of interests for accounting purposes, the accompanying consolidated financial statements and financial and operating data included in this discussion and analysis do not include the retroactive effect of the HCA Merger. See Note 3 of the Notes to Consolidated Financial Statements of Columbia and the Supplemental Consolidated Financial Statements of Columbia/HCA Healthcare Corporation ("Columbia/HCA") included herein for further information.

BACKGROUND INFORMATION AND BUSINESS STRATEGY

    As discussed in Notes 1 and 2 of the Notes to the Consolidated Financial Statements, Columbia began operations on September 1, 1993 as a result of a merger involving Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"), which was accounted for as a pooling of interests. Accordingly, the accompanying financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia's annual reporting period ending December 31.

    Prior to the merger with CHC, Galen became a publicly held corporation as a result of a spinoff transaction by Humana Inc. ("Humana") which was completed on March 1, 1993 (the "Spinoff"). The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis. For accounting purposes, because of the relative significance of the hospital business, the pre-Spinoff financial statements of Galen (and now those of Columbia) include the separate results of Humana's hospital business, while the operating results and net assets of Humana's managed care health plans have been classified as discontinued operations.

    At the time of the Galen Merger, CHC operated 22 hospitals (5,226 licensed beds) and certain ancillary health care facilities in five major markets located in Florida and Texas. Annualized revenues of CHC were in excess of $1 billion. Galen operated 71 hospitals (16,251 licensed beds) located in 18 states and two foreign countries with annualized revenues of approximately $4 billion.

    Columbia primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia serve as the managing general partner. Columbia's business strategy centers on the development of comprehensive, integrated health care delivery networks with physicians and other health care providers in targeted markets, which typically involves significant health care facility acquisition and consolidation activities.

    During the past several years, hospital inpatient admission trends have been adversely impacted by cost containment efforts initiated by federal and state governments and various third-party payers, including HMOs, PPOs, commercial insurance companies and employer-sponsored networks. In addition, a significant number of medical procedures have shifted from inpatient to less expensive outpatient settings as a result of both cost containment pressures and advances in medical technology.

    In response to changes in the health care industry, Columbia has developed the following operating strategy to provide the highest quality health care services at the lowest possible cost:

    BECOME A SIGNIFICANT PROVIDER OF SERVICES -- Columbia attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

    PROVIDE A  COMPREHENSIVE  RANGE  OF  SERVICES  --  In  addition  to  the operation of general, acute care hospitals, Columbia also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other services. This strategy enables Columbia to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

    DELIVER HIGH QUALITY SERVICES -- Through the use of clinical information systems, Columbia focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

    INTEGRATE FRAGMENTED DELIVERY SYSTEMS -- Through its networks, Columbia focuses on coordinating pricing, contracting, information systems and quality assurance activities among providers in each market.

    Management intends to implement its strategy discussed above in a substantial number of former Galen markets as well as new markets, and further develop the integrated health care networks in its five pre-Galen Merger markets.

RESULTS OF OPERATIONS

    Revenues increased 7% to $5.1 billion in 1993 and 4% to $4.8 billion in 1992. Increases in both periods resulted primarily from price increases, acquisitions and, in 1992, growth in outpatient services.

    During 1992 and 1993, Columbia acquired or constructed 21 hospitals containing 3,474 licensed beds and sold or closed 14 hospitals containing 1,682 licensed beds. The following table summarizes percentage changes in same-hospital admissions and outpatient registrations for each respective period of 1993 compared to the same period of 1992, and changes in same-hospital admissions and outpatient registrations for each period of 1992 compared to the same period of 1991.

                                             1993 VS. 1992                           1992 VS. 1991
                                 -------------------------------------  ---------------------------------------
                                    CHC        GALEN       COMBINED         CHC         GALEN       COMBINED
                                 ---------  -----------  -------------     -----     -----------  -------------
ADMISSIONS:
  Quarter:
    First......................        6.7        (2.1)         (1.5)          8.4            -           0.6
    Second.....................        8.9        (1.3)         (0.5)          2.4         (4.8)         (4.3)
    Third......................        5.9        (1.0)         (0.4)          4.6         (4.1)         (3.5)
    Fourth.....................        5.9         1.3           1.7           4.6         (3.6)         (3.0)
      Year.....................        6.8        (0.8)         (0.2)          5.0         (3.1)         (2.5)
OUTPATIENT REGISTRATIONS:
  Quarter:
    First......................       10.1        (7.2)         (5.0)         54.5          4.6           8.7
    Second.....................        8.0        (4.2)         (2.6)         35.1         (3.6)         (0.2)
    Third......................       13.3        (2.1)         (0.1)         35.8         (4.4)         (1.5)
    Fourth.....................        6.8        (0.9)          0.2          31.9         (2.3)          0.9
      Year.....................        9.5        (3.6)         (1.9)         39.0         (1.5)          1.9

    Since it began operations in 1988, CHC had experienced significant growth in patient volumes, revenues and net income, primarily as a result of successful implementation of its strategy.

    The historical operating results of Galen's hospitals (which include the hospital operations of Humana prior to the Spinoff) had been adversely impacted as a result of such hospitals' pre-Spinoff relationship with Humana's managed care health plan business in certain markets. Management believes that this relationship caused some physicians to discontinue referrals of their patients to the company's hospitals, and had precluded these hospitals from contracting with unaffiliated insurers. In addition, Galen's volume of patients covered by traditional insurance (who pay amounts which more closely approximate established charges) declined significantly in 1992 due in part to increased price consciousness of patients and physicians with respect to Galen's pricing policies. Same-hospital volume trends at former Galen facilities have improved in 1993 primarily as a result of increased volumes from discounted managed care health plans other than Humana.

    Income from continuing operations before non-recurring transactions, depreciation, interest, minority interests, income taxes and amortization ("EBDITA") increased 4% to $907 million in 1993 from $870 million in 1992. The decline in EBDITA margins to 17.7% from 18.1% resulted primarily from deterioration in payer mix. Medicare admissions as a percentage of total admissions increased from 35% in 1992 to 36% in 1993, while discounted and managed care admissions grew from 44% to 45%, respectively. EBDITA declined 6% in 1992 from 1991 due to a decline in same-hospital admissions at former Galen facilities and deterioration in Galen's payer mix.

    During the third quarter of 1993, Columbia recorded non-recurring charges of $151 million ($98 million net of tax) of costs related to the Galen Merger. Results of operations in 1992 include $138 million ($86 million net of tax) of costs incurred in connection with the Spinoff. See Note 5 of the Notes to Consolidated Financial Statements.

    Excluding the effects of the non-recurring transactions, income from continuing operations declined 2% to $291 million ($1.95 per share) in 1993 and 17% to $297 million ($2.05 per share) in 1992.

    During the third quarter of 1993, in an effort to reduce future interest expense and eliminate certain restrictive covenants, Columbia effected the refinancing of $787 million of its long-term debt bearing interest at an average rate of 8.5% primarily through the issuance of commercial paper. After-tax losses from these refinancing activities aggregated $70 million or $.46 per share.

DISCONTINUED OPERATIONS

    Results of operations include income from discontinued operations of $16 million in 1993, a loss of $125 million in 1992 and income of $16 million in 1991. Losses from discontinued operations in 1992 include costs of $135 million (net of tax) incurred by Humana in connection with the Spinoff.

LIQUIDITY

    Cash provided by continuing operations totaled $493 million in 1993 compared to $668 million in 1992 and $655 million in 1991. The decrease in 1993 resulted primarily from a slower decline in the number of days of revenues in accounts receivable, and an acceleration in the payment of income taxes and funding of retirement plan obligations.

    Working capital totaled $374 million at December 31, 1993 compared to $392 million at December 31, 1992. Management believes that cash flows from operations and amounts available under Columbia's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

    Investments of Columbia's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $376 million and $347 million at December 31, 1993 and 1992, respectively.

    In September 1993 the Board of Directors initiated the payment of a regular quarterly cash dividend of $.03 per common share. Management anticipates that this dividend policy will continue after consummation of the HCA Merger.

CAPITAL RESOURCES

    Excluding acquisitions, capital expenditures totaled $382 million in 1993 compared to $359 million in 1992 and $453 million in 1991. Planned capital expenditures in 1994 (excluding acquisitions) are expected to approximate $400 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

    In addition, Columbia expended $79 million, $36 million and $96 million for acquisitions during 1993, 1992 and 1991, respectively. See Note 6 of the Notes to Consolidated Financial Statements for a description of these activities.

    As part of its business strategy, Columbia intends to acquire additional health care facilities in the future. Since December 31, 1993, Columbia has expended $114 million toward the purchase of four hospitals (or controlling interests therein) containing 1,264 licensed beds. These transactions, which will be accounted for by the purchase method, were financed through the use of internally generated funds and issuance of long-term debt.

    Columbia expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At December 31, 1993, there were projects under construction which had an estimated additional cost to complete of approximately $149 million.

    In connection with the Spinoff, common stockholders' equity was reduced by $802 million in 1993 as a result of the following transactions with Humana: (i) distribution of the net assets of the health plan business ($392 million) and the net assets of a hospital facility ($25 million), (ii) payment of cash

($135 million) and (iii) issuance of notes ($250 million). The notes were refinanced in September 1993. Including the pro forma effect of the Spinoff, the ratio of debt to debt plus common stockholders' equity improved from 53% at December 31, 1992 to 50% at December 31, 1993.

    Upon consummation of the HCA Merger in February 1994, Columbia entered into revolving credit agreements in the aggregate amount of $3 billion and refinanced certain HCA and other long-term debt. The refinancings were effected primarily through the issuance of commercial paper, $175 million of 6 1/2% Notes due 1999 and $150 million of 7.15% Notes due 2004. Management anticipates that losses resulting from these refinancing activities will reduce the combined entity's first quarter 1994 net income by approximately $80 million.

    Columbia's credit facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia was in compliance with all such covenants at December 31, 1993.

EFFECTS OF INFLATION AND CHANGING PRICES

    Various federal, state and local laws have been enacted that, in certain cases, limit Columbia's ability to increase prices. Revenues for hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Medicare revenues approximated 33%, 31% and 30% of revenues in 1993, 1992 and 1991, respectively.

    Management believes that hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Columbia expects that the average rate of increase in Medicare prospective payments will approximate 2% in 1994. In addition, as a result of increasing regulatory and competitive pressures, Columbia's ability to maintain operating margins through price increases to non-Medicare patients is limited.

HEALTH CARE REFORM

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and some state legislatures that would significantly affect health care systems in Columbia's markets. Proposals under consideration include cost controls on hospitals, insurance market reforms that increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance to their employees and creation of a single government health insurance plan that would cover all citizens.

    President Clinton's health care reform bill, introduced as legislation in November 1993, includes certain measures that could significantly reduce future payments to providers of health care services.

OTHER INFORMATION

    Resolution of various loss contingencies, including litigation pending against Columbia in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

    During 1992 Columbia adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which increased last year's first quarter net income by $51 million or $.36 per share. See Note 7 of the Notes to Consolidated Financial Statements.

    Columbia expects to incur certain expenses related to the HCA Merger, the amounts of which have not been determined. These costs will include, among other things, amounts for investment advisory and professional fees, expenses of printing and distributing proxy materials, severance payments and provisions for loss related to the consolidation of the operations of Columbia and HCA. Management anticipates that these expenses will be recorded in the first quarter of 1994.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
         SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The Supplemental Selected Financial Data in Item 6 set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA which should be read in conjunction with the following discussion and analysis.

BACKGROUND INFORMATION AND BUSINESS STRATEGY

HCA MERGER

    As discussed in Notes 1 and 2 of the Notes to Supplemental Consolidated Financial Statements of Columbia/HCA, on October 2, 1993, Columbia entered into a definitive agreement to merge with HCA. This transaction was completed on February 10, 1994 and will be accounted for as a pooling of interests. Accordingly, the accompanying supplemental consolidated financial statements and financial and operating data included in this supplemental discussion and analysis give retroactive effect to the combined operations of Columbia and HCA for all periods presented.

GALEN MERGER

    The Galen Merger was completed on September 1, 1993 and was also accounted for as a pooling of interests. Accordingly, the accompanying financial statements and financial and operating data included in this supplemental discussion and analysis give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

SPINOFF TRANSACTION

    Prior to the merger with CHC, Galen became a publicly held corporation as a result of the Spinoff which was completed on March 1, 1993. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis. For accounting purposes, because of the relative significance of the hospital business, the pre-Spinoff financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operating results and net assets of Humana's managed care health plans have been classified as discontinued operations.

BUSINESS STRATEGY

    Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA's business strategy centers on the development of comprehensive, integrated health care delivery networks with physicians and other health care providers in targeted markets, which typically involves significant health care facility acquisition and consolidation activities.

    During the past several years, hospital inpatient admission trends have been adversely impacted by cost containment efforts initiated by federal and state governments and various third-party payers, including HMOs, PPOs, commercial insurance companies and employer-sponsored networks. In addition, a significant number of medical procedures have shifted from inpatient to less expensive outpatient settings as a result of both cost containment pressures and advances in medical technology.

    In response to changes in the health care industry, Columbia/HCA has developed the following operating strategy to provide the highest quality health care services at the lowest posible cost:

        BECOME  A SIGNIFICANT PROVIDER OF SERVICES  --  Columbia/HCA attempts to
    (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

        PROVIDE A COMPREHENSIVE RANGE OF SERVICES -- In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

        DELIVER  HIGH  QUALITY  SERVICES  --    Through  the  use  of   clinical
    information systems, Columbia focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

        INTEGRATE  FRAGMENTED  DELIVERY  SYSTEMS  --    Through  its   networks,
    Columbia/HCA focuses on coordinating pricing, contracting, information systems and quality assurance activities among providers in each market.

    Management intends to implement its strategy discussed above in a substantial number of former Galen and HCA markets as well as new markets, and further develop the integrated health care networks in its five pre-Galen Merger markets.

RESULTS OF OPERATIONS

    At the time of the HCA Merger, Columbia/HCA operated 195 hospitals (43,075 licensed beds) and certain ancillary health care facilities in forty major markets located in twenty-six states and two foreign countries. Operating data related to the pre-HCA Merger entities follows (dollars in millions):

                                                                    COLUMBIA      HCA       COMBINED
                                                                   ----------  ----------  -----------
Revenues:
  1993...........................................................  $    5,130  $    5,122  $    10,252
  1992...........................................................       4,806       5,126        9,932
  1991...........................................................       4,612       4,986        9,598
EBDITA (a):
  1993...........................................................  $      907  $    1,097  $     2,004
  1992...........................................................         870       1,054        1,924
  1991...........................................................         928       1,044        1,972
Income from continuing operations (b):
  1993...........................................................  $      291  $      382  $       673
  1992...........................................................         297         300          597
  1991...........................................................         358         156          514
Admissions (in thousands):
  1993...........................................................       596.3       562.1      1,158.4
  1992...........................................................       586.5       574.6      1,161.1
  1991...........................................................       587.8       601.9      1,189.7
Emergency room visits (in thousands):
  1993...........................................................     1,563.2     1,576.5      3,139.7
  1992...........................................................     1,537.4     1,505.5      3,042.9
  1991...........................................................     1,519.7     1,508.9      3,028.6

- ------------------------
(a) Income from continuing operations before non-recurring transactions, depreciation, interest, minority interests, income taxes and amortization.
(b) Excludes the after-tax effect of non-recurring transactions. See Note 5 of the Notes to Supplemental Consolidated Financial Statements for a description of these transactions.

    Revenues increased 3% to $10.3 billion in 1993 and 3% to $9.9 billion in 1992. Increases in both periods resulted primarily from price increases, acquisitions and growth in outpatient services.

    During 1992 and 1993, Columbia/HCA completed numerous acquisitions and divestitures of hospitals, most of which are discussed in Notes 5 and 6 of the Notes to Supplemental Consolidated Financial Statements. The following table summarizes percentage changes in same-hospital volumes for each respective period of 1993 compared to the same period of 1992, and changes in same-hospital volumes in for period of 1992 compared to the same period of 1991.

                                     1993 VS 1992                       1992 VS 1991
                           --------------------------------   --------------------------------
                             COLUMBIA                           COLUMBIA
                           ------------                       ------------
                           CHC   GALEN     HCA    COMBINED    CHC   GALEN     HCA    COMBINED
                           ----  ------   -----   ---------   ----  ------   -----   ---------
ADMISSIONS:
  Quarter:
    First................  6.7    (2.1)   (1.5)       (1.5)   8.4      --     3.5         2.1
    Second...............  8.9    (1.3)   (2.5)       (1.6)   2.4    (4.8)    1.2        (1.5)
    Third................  5.9    (1.0)   (3.0)       (1.8)   4.6    (4.1)   (0.4)       (1.9)
    Fourth...............  5.9     1.3    (0.4)        0.6    4.6    (3.6)   (2.2)       (2.6)
      Year...............  6.8    (0.8)   (1.8)       (1.1)   5.0    (3.1)    0.6        (1.0)
EMERGENCY ROOM VISITS:
  Quarter:
    First................  19.2    4.4     9.0         7.3    6.3     2.2     0.9         1.7
    Second...............  11.7   (0.1)    4.2         2.6    8.0    (1.8)     --        (0.5)
    Third................  5.8    (2.2)    1.9         0.3    16.5    0.2     7.0         4.0
    Fourth...............  6.9     2.4     5.7         4.3    8.9    (2.2)   (0.5)       (1.0)
      Year...............  10.6    1.1     5.1         3.6    9.1    (0.4)    1.8         1.0

    In addition to the above, same-hospital outpatient volumes for CHC facilities increased 9.5% in 1993 and 39% in 1992, while such volumes for Galen facilities declined 3.6% and 1.5%, respectively. Same-hospital outpatient volumes for HCA (denominated differently than those of CHC and Galen) increased 9.6% in 1993 and 14.6% in 1992 compared to the respective prior year.

    Since it began operations in 1988, CHC had experienced significant growth in patient volumes, revenues and net income, primarily as a result of successful implementation of its strategy.

    The historical operating results of Galen's hospitals (which include the hospital operations of Humana prior to the Spinoff) had been adversely impacted as a result of such hospitals' pre-Spinoff relationship with Humana's managed care health plan business in certain markets. Management believes that this relationship caused some physicians to discontinue referrals of their patients to the company's hospitals, and had precluded these hospitals from contracting with unaffiliated insurers. In addition, Galen's volume of patients covered by traditional insurance (who pay amounts which more closely approximate established charges) declined significantly in 1992 due in part to increased price consciousness of patients and physicians with respect to Galen's pricing policies. Same-hospital volume trends at former Galen facilities have improved in 1993 primarily as a result of increased volumes from discounted managed care health plans other than Humana.

    During 1993 HCA facilities experienced declines in inpatient admissions and increases in outpatient volumes primarily as a result of the previously discussed cost containment efforts and outpatient utilization trends. In addition, volumes in HCA's psychiatric facilities had been adversely impacted in both 1992 and 1993 as a result of negative publicity in the psychiatric hospital industry.

    Despite declines in same-hospital admissions and deterioration in payer mix, EBDITA for Columbia/HCA increased 4% to $2 billion in 1993 from $1.9 billion in 1992. EBDITA margins improved slightly to 19.5% from 19.4% primarily as a result of improvements in staffing levels and increased medical supply discounts. Medicare admissions as a percentage of total admissions increased from 37% in 1992 to 39% in 1993, while discounted and managed care admissions grew from 32% to 35%, respectively. EBDITA declined 3% in 1992 from 1991 due to a decline in same-hospital admissions at former Galen facilities and deterioration in Galen's payer mix.

    During the third quarter of 1993, Columbia/HCA recorded non-recurring charges of $151 million ($98 million net of tax) of costs related to the Galen Merger.

    Results of operations in 1992 include (i) $394 million ($330 million net of tax) of losses associated with divestitures of certain hospitals, (ii) $138 million ($86 million net of tax) of costs related primarily to the Spinoff and
(iii) a gain of $93 million ($58 million net of tax) on the sale of HealthTrust common stock.

    Income from continuing operations in 1991 includes (i) a charge of $413 million ($256 million net of tax) in connection with the acceleration of vesting of stock options under the HCA Nonqualified Stock Option Plan and the establishment of exercise prices at levels substantially less than the then fair value of the underlying common stock, (ii) a charge of $159 million ($99 net of tax) primarily in connection with the anticipated loss on the disposition of certain hospitals and other assets, (iii) a gain of $51 million ($32 million net of tax) on the sale of a hospital, and (iv) a gain of $221 million ($162 million net of tax) on the sale of an investment in preferred stock and warrants of HealthTrust.

    See Note 5 of the Notes to Supplemental Consolidated Financial Statements for a discussion of non-recurring transactions.

    Excluding the effects of the non-recurring transactions, income from continuing operations increased 13% to $673 million ($1.99 per share) in 1993 and 16% to $597 million ($1.82 per share) in 1992. Improvements in both years resulted primarily from reductions in interest expense, and in 1993, growth in EBDITA.

    During the third quarter of 1993, in an effort to reduce future interest expense and eliminate certain restrictive covenants, Columbia/HCA effected the refinancing of $787 million of its long-term debt (bearing interest at an average rate of 8.5%) primarily through the issuance of commercial paper, and renegotiated HCA's bank credit agreement (subsequently replaced upon consummation of the HCA Merger). After-tax losses from these refinancing activities aggregated $84 million or $.24 per share.

DISCONTINUED OPERATIONS

    Results of operations include income from discontinued operations of $16 million in 1993, a loss of $125 million in 1992 and income of $16 million in 1991. Losses from discontinued operations in 1992 include costs of $135 million (net of tax) incurred by Humana in connection with the Spinoff.

LIQUIDITY

    Cash provided by continuing operations totaled $1.3 billion in each of the last three years. Cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to reduce long-term debt. Working capital totaled $573 million at December 31, 1993 compared to $606 million at December 31, 1992. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

    Investments   of   the  Columbia/HCA's   professional   liability  insurance
subsidiaries to maintain statutory equity and pay claims totaled $778 million and $709 million at December 31, 1993 and 1992, respectively.

    In September 1993 the Board of Directors initiated the payment of a regular quarterly cash dividend of $.03 per common share. Management anticipates that this dividend policy will continue after consummation of the HCA Merger.

CAPITAL RESOURCES

    Excluding acquisitions, capital expenditures totaled $836 million in 1993 compared to $668 million in 1992 and $645 million in 1991. Planned capital expenditures in 1994 (excluding acquisitions) are expected to approximate $800 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

    In addition, Columbia/HCA expended $79 million, $36 million and $96 million for acquisitions during 1993, 1992 and 1991, respectively. See Note 6 of the Notes to Supplemental Consolidated Financial Statements for a description of these activities.

    As part of its business strategy, Columbia/HCA intends to acquire additional health care facilities in the future. Since December 31, 1993, Columbia/HCA has expended $114 million toward the purchase of four hospitals (or a controlling interest therein) containing 1,264 licensed beds. These transactions, which will be accounted for by the purchase method, were financed through the use of internally generated funds and issuance of long-term debt.

    Columbia/HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At December 31, 1993, there were projects under construction which had an estimated additional cost to complete of approximately $299 million.

    In connection with the Spinoff, common stockholders' equity was reduced by $802 million in 1993 as a result of the following transactions with Humana: (i) distribution of the net assets of the health plan business ($392 million) and the net assets of a hospital facility ($25 million), (ii) payment of cash ($135 million) and (iii) issuance of notes ($250 million). The notes were refinanced in September 1993. Including the pro forma effect of the Spinoff, the ratio of debt to debt plus common stockholders' equity improved from 58% at December 31, 1992 to 52% at December 31, 1993.

    Upon consummation of the HCA Merger in February 1994, Columbia/HCA entered into revolving credit agreements in the aggregate amount of $3 billion and refinanced certain HCA and other long-term debt. The refinancings were effected primarily through the issuance of commercial paper, $175 million of 6 1/2% Notes due 1999 and $150 million of 7.15% Notes due 2004. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's first quarter 1994 net income by approximately $80 million.

    Columbia's credit facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia/HCA was in compliance with all such covenants at December 31, 1993.

EFFECTS OF INFLATION AND CHANGING PRICES

    Various federal, state and local laws have been enacted that, in certain cases, limit Columbia/ HCA's ability to increase prices. Revenues for hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Medicare revenues approximated 34%, 30% and 29% of revenues in 1993, 1992 and 1991, respectively.

    Management believes that hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Columbia expects that the average rate of increase in Medicare prospective payments will approximate 2% in 1994. In addition, as a result of increasing regulatory and competitive pressures, Columbia/HCA's ability to maintain operating margins through price increases to non-Medicare patients is limited.

HEALTH CARE REFORM

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and some state legislatures that would significantly affect health care systems in Columbia/HCA's markets. Proposals under consideration include cost controls on hospitals, insurance market reforms that increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance to their employees and creation of a single government health insurance plan that would cover all citizens.

    President Clinton's health care reform bill, introduced as legislation in November 1993, includes certain measures that could significantly reduce future payments to providers of health care services.

OTHER INFORMATION

    As discussed in Note 7 of the Notes to Supplemental Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.3 billion at December 31, 1993 proposed by the Internal Revenue Service (the "Service") for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the Service are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

    On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior year income taxes and related interest. This transaction will not have a material effect on 1994 earnings.

    Resolution of various other loss contingencies, including litigation pending against Columbia/ HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

    During 1992 Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which increased last year's first quarter net income by $51 million or $.16 per share. See Note 7 of the Notes to Supplemental Consolidated Financial Statements.

    Columbia/HCA expects to incur certain expenses related to the HCA Merger, the amounts of which have not been determined. These costs will include, among other things, amounts for investment advisory and professional fees, expenses of printing and distributing proxy materials, severance payments and provisions for loss related to the consolidation of the operations of Columbia and HCA. Management anticipates that these expenses will be recorded in the first quarter of 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information with respect to this Item 8 is contained in the Consolidated Financial Statements and Financial Statement Schedules of Columbia Healthcare Corporation and the Supplemental Consolidated Financial Statements and Financial Statement Schedules of the Company included in the Indexes on Pages F-1 and F-30, respectively, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1994 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in
Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is set forth under the heading "Principal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is set forth under the heading "Certain Transactions" in the definitive proxy materials of the Company to be filed in connection with its 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of the report:

     1. and 2.LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

              The accompanying Index to Consolidated Financial Statements and Financial Statement Schedules of Columbia Healthcare Corporation and Index to Supplemental Consolidated Financial Statements and Financial Statement Schedules of the Company on Pages F-1 and F-30, respectively, of this Annual Report on Form 10-K are provided in response to this Item.

     3.       LIST OF EXHIBITS.

3.1        Restated  Certificate  of Incorporation  of  the Company  (filed as
           Exhibit 3(a)  to the  Company's Current  Report on  Form 8-K  dated
           February 11, 1994, and incorporated herein by reference).
3.2(a)     By-laws  of  the Company  (filed as  Exhibit  2.2 to  the Company's
           Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).
3.2(b)     Amendment to By-laws of the Company (filed as Exhibit 3(b).1 to the
           Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).

4.1        Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as  Exhibit 4.1 to the Company's  Form
           SE  to Form 10-K for  the fiscal year ended  December 31, 1993, and incorporated herein by reference).
4.2        Columbia Hospital Corporation 9% Subordinated Mandatory Convertible
           Note Due  June 30,  1999 (filed  as Exhibit  4.4 to  the  Company's
           Annual  Report on Form 10-K for  the fiscal year ended December 31,
           1990, and incorporated herein by reference).
4.3        Registration Rights  Agreement between  the  Company and  The  1818
           Fund,  L.P.  dated March  18,  1991 (filed  as  Exhibit 4.5  to the
           Company's Annual  Report on  Form 10-K  for the  fiscal year  ended
           December 31, 1990, and incorporated herein by reference).
4.4        Securities  Purchase Agreement by  and between the  Company and The
           1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year  ended
           December 31, 1990, and incorporated herein by reference).
4.5        Warrant  to purchase  shares of  Common Stock,  par value  $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual
           Report on Form 10-K  for the fiscal year  ended December 31,  1990, and incorporated herein by reference).
4.6        Registration  Rights Agreement dated  as of March  16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to  Amendment
           No.  3 to the  Schedule 13E-3 filed  by HCA-Hospital Corporation of
           America, Hospital Corporation of America and The HCA Profit Sharing
           Plan on March 22, 1989, and incorporated herein by reference).
4.7        Assignment and Assumption Agreement dated as of February 10,  1994,
           between   HCA-Hospital  Corporation  of  America  and  the  Company
           relating to the Registration Rights Agreement, as amended.
4.8        Amended and  Restated  Rights  Agreement dated  February  10,  1994 between  the Company and  Mid-America Bank of  Louisville and Trust
           Company.
4.9        $1 Billion Credit Agreement  dated as of  February 10, 1994,  among the  Company, the  Several Banks and  Other Financial Institutions,
           and Chemical Bank as Agent and as CAF Loan Agent.
4.10       $2 Billion Credit Agreement  dated as of  February 10, 1994,  among the  Company, the  Several Banks and  Other Financial Institutions,
           and Chemical Bank as Agent and as CAF Loan Agent.
4.11       Indenture dated as of December 15, 1993 between the Company and The
           First National Bank of Chicago, as Trustee.
10.1       Agreement and Plan  of Merger among  the Company, CHOS  Acquisition
           Corporation  and HCA-Hospital  Corporation of  America dated  as of
           October 2, 1993 (filed as  Exhibit 2 to the Company's  Registration
           Statement  on Form S-4 (File No. 33-50735), and incorporated herein by reference).
10.2       Agreement and Plan of  Merger between Galen  Health Care, Inc.  and the  Company dated as of  June 10, 1993 (filed  as Exhibit 2 to the
           Company's Registration Statement on  Form S-4 (File No.  33-49773),
           and incorporated herein by reference).

10.3       Agreement and Plan of Merger among Hospital Corporation of America,
           HCA-Hospital  Corporation of America and TF Acquisition, Inc. dated
           November 21,  1988 PLUS  a  list identifying  the contents  of  all omitted  exhibits  to  the Agreement  and  Plan of  Merger  PLUS an
           agreement  of   Hospital   Corporation  of   America   to   furnish
           supplementally  to  the  Securities  and  Exchange  Commission upon request a  copy of  all omitted  exhibits (filed  as Exhibit  2  to
           Hospital  Corporation of America's Current Report on Form 8-K dated
           November 21, 1988, and incorporated herein by reference).
10.4       Amendment No.  1  to Agreement  and  Plan  of Merger  dated  as  of
           February   7,   1989,  among   Hospital  Corporation   of  America,
           HCA-Hospital Corporation of America and TF Acquisition, Inc. (filed as Exhibit 2(b) to Hospital Corporation of America's Annual  Report
           on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).
10.5       Columbia  Hospital Corporation Stock Option  Plan (filed as Exhibit
           10.13 to the Company's  Annual Report on Form  10-K for the  fiscal
           year   ended  December   31,  1990,  and   incorporated  herein  by
           reference).*
10.6       Columbia Hospital Corporation 1992 Stock and Incentive Plan  (filed as  Exhibit 10.14 to  the Company's Registration  Statement on Form
           S-1 (Reg. No. 33-48886), and incorporated herein by reference).*
10.7       Columbia Hospital Corporation Outside Directors Nonqualified  Stock
           Option  Plan (filed as  Exhibit 28.1 to  the Company's Registration
           Statement on Form S-8 (File No. 33-55272), and incorporated  herein by reference).*
10.8       HCA-Hospital  Corporation of America 1989 Nonqualified Stock Option
           Plan, as amended through December 16, 1991 (filed as Exhibit  10(g)
           to  HCA-Hospital Corporation of America's Registration Statement on
           Form  S-1  (File   No.  33-44906),  and   incorporated  herein   by
           reference).*
10.9       Form  of Stock Option Agreement  under the HCA-Hospital Corporation of America 1989  Nonqualified Stock Option  Plan (filed as  Exhibit
           10(j)  to HCA-Hospital  Corporation of  America's Annual  Report on
           Form 10-K for the  year ended December  31, 1989, and  incorporated herein by reference).*
10.10      HCA-Hospital  Corporation  of America  Nonqualified  Initial Option
           Plan (filed as Exhibit 4.6 to the Company's Registration  Statement
           on  Form  S-3  (File  No.  33-52379),  and  incorporated  herein by reference).*
10.11      Termination Agreement between the Company and Carl F. Pollard dated
           December 16, 1993.*
10.12      Termination Agreement  between the  Company  and James  D.  Bohanon dated December 16, 1993.*
10.13      Form  of Indemnity  Agreement between  Galen Health  Care, Inc. and certain officers and  directors (filed as  Exhibit 10(kk) to  Galen
           Health  Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.14      Form of Severance Pay Agreement between Galen Health Care, Inc. and certain executives (filed as Exhibit  10(jj) to Galen Health  Care,
           Inc.'s   Registration  Statement  on  Form   10,  as  amended,  and
           incorporated herein by reference).*
10.15      Form of  Severance Agreement  between HCA-Hospital  Corporation  of
           America and certain executives dated as of November 1, 1993.*
10.16      Assumption   Agreement   among   the   Company,   CHOS  Acquisition
           Corporation and  HCA-Hospital Corporation  of America  dated as  of
           February 10, 1994, relating to the Severance Agreements.*

10.17      Form  of Severance  Pay Agreement  between the  Company and certain executives dated as of June 10, 1993.*
10.18      Form of  Galen Health  Care, Inc.  1993 Adjustment  Plan (filed  as
           Exhibit  4.15 to the  Company's Registration Statement  on Form S-8
           (File No. 33-50147), and incorporated herein by reference).*
10.19      Columbia/HCA Healthcare Corporation Annual Incentive Plan.*
10.20      Columbia/HCA Healthcare Corporation Directors' Retirement Policy.*
10.21      Baxter Supply  Agreement  dated  as  of  December  1,  1989,  among
           Hospital  Corporation  of America,  Baxter  Healthcare Corporation,
           HealthTrust, Inc. -- The Hospital Company and Healthcare Management
           Corporation (filed as Exhibit 10(u) filed with Hospital Corporation of America's  Annual  Report  on  Form 10-K,  for  the  year  ended
           December 31, 1989, and incorporated herein by reference).
10.22      HCA-Hospital  Corporation of  America 1992  Stock Compensation Plan
           (filed as Exhibit  10(t) to HCA-Hospital  Corporation of  America's
           Registration  Statement  on  Form  S-1  (File  No.  33-44906),  and
           incorporated herein by reference).*
11         Supplemental Statement re  Computation of Earnings  Per Common  and
           Common Equivalent Share.
12.1       Statement re Computation of Ratio of Earnings to Fixed Charges.
12.2       Supplemental Statement re Computation of Ratio of Earnings to Fixed
           Charges.
21         List of Subsidiaries.
23         Consent of Coopers & Lybrand.

- ------------------------
*    Management compensatory plan or arrangement.

    (b) Reports on Form 8-K.

DATE OF CURRENT REPORT                                    ITEM(S) REPORTED
- -----------------------  -----------------------------------------------------------------------------------
October 4, 1993          Announced approval by the Board of Directors of the HCA Merger
November 5, 1993         Earnings release for the quarter and nine months ended September 30, 1993 and 1992
November 10, 1993        Consolidated financial statements of HCA for the years ended December 31, 1993,
                         1992 and for the six months ended June 30, 1993 and 1992
November 15, 1993        Consolidated financial statements of the Company for the quarter and nine months ended September 30, 1993 and 1992
December 15, 1993        Underwriting Agreement in connection with the Company's 6 1/8% Notes due December
                         15, 2000 and the Company's 7 1/2% Debentures due December 15, 2023
February 11, 1994        Announced completion of the HCA Merger, the composition of the Company's Board of
                         Directors and a Bylaw amendment
February 21, 1994        Supplemental pro forma consolidated financial statements of the Company for the three years ended December 31, 1992, 1991 and 1990, and for the nine months ended
                         September 30, 1993 and 1992
March 1, 1994            Earnings release for the quarter and year ended December 31, 1993 and 1992
March 14, 1994           Underwriting Agreement in connection with the Company's 6 1/2% Notes due March 15,
                         1999
March 18, 1994           Underwriting Agreement in connection with the Company's 7.15% Notes due March 30,
                         2004
March 22, 1994           Assumption of HCA long-term debt

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1994

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

                                          By: _______/s/_RICHARD L. SCOTT_______
                                              Richard L. Scott
                                             President and Chief Executive
                                              Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                         DATE
- ------------------------------------------------------  ------------------------------------  -------------------
               /s/ THOMAS F. FRIST, JR., M.D.
     -------------------------------------------        Chairman of the Board                   March 31, 1994
              Thomas F. Frist, Jr., M.D.
                      /s/ RICHARD L. SCOTT
     -------------------------------------------        President, Chief Executive              March 31, 1994
                   Richard L. Scott                      Officer and Director
                        /s/ DAVID C. COLBY              Senior Vice President, Chief
     -------------------------------------------         Financial Officer and Treasurer        March 31, 1994
                    David C. Colby                       (Principal Financial Officer)
                  /s/ RICHARD A. LECHLEITER             Vice President and Controller
     -------------------------------------------         (Principal Accounting                  March 31, 1994
                Richard A. Lechleiter                    Officer)
                /s/ MAGDALENA AVERHOFF, M.D.
     -------------------------------------------        Director                                March 31, 1994
               Magdalena Averhoff, M.D.
                      /s/ J. DAVID GRISSOM
     -------------------------------------------        Director                                March 31, 1994
                   J. David Grissom
                        /s/ ETHAN JACKSON
     -------------------------------------------        Director                                March 31, 1994
                    Ethan Jackson

                      SIGNATURE                                        TITLE                         DATE
- ------------------------------------------------------  ------------------------------------  -------------------
                       /s/ CHARLES J. KANE
     -------------------------------------------        Director                                March 31, 1994
                   Charles J. Kane
                       /s/ JOHN W. LANDRUM
     -------------------------------------------        Director                                March 31, 1994
                   John W. Landrum
                       /s/ T. MICHAEL LONG
     -------------------------------------------        Director                                March 31, 1994
                   T. Michael Long
                       /s/ DARLA D. MOORE
     -------------------------------------------        Director                                March 31, 1994
                    Darla D. Moore
                 /s/ RODMAN W. MOORHEAD III
     -------------------------------------------        Director                                March 31, 1994
                Rodman W. Moorhead III
                       /s/ CARL F. POLLARD
     -------------------------------------------        Director                                March 31, 1994
                   Carl F. Pollard
                     /s/ CARL E. REICHARDT
     -------------------------------------------        Director                                March 31, 1994
                  Carl E. Reichardt
                   /s/ FRANK S. ROYAL, M.D.
     -------------------------------------------        Director                                March 31, 1994
                 Frank S. Royal, M.D.
                      /s/ ROBERT D. WALTER
     -------------------------------------------        Director                                March 31, 1994
                   Robert D. Walter
                      /s/ WILLIAM T. YOUNG
     -------------------------------------------        Director                                March 31, 1994
                   William T. Young

                        COLUMBIA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................        F-2
Consolidated Financial Statements:
  Consolidated Statement of Income for the years ended
   December 31, 1993, 1992 and 1991........................................................................        F-3
  Consolidated Balance Sheet, December 31, 1993 and 1992...................................................        F-4
  Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1993, 1992 and
   1991....................................................................................................        F-5
  Consolidated Statement of Cash Flows for the years ended
   December 31, 1993, 1992 and 1991........................................................................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7
  Quarterly Consolidated Financial Information (Unaudited).................................................       F-21
Financial Statement Schedules (a):
  Schedule I -- Marketable Securities -- Other Security Investments, December 31, 1993.....................       F-22
  Schedule II -- Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other
   Than Related Parties for the years ended December 31, 1993, 1992 and 1991...............................       F-23
  Schedule V -- Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.........       F-26
  Schedule VI -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for
   the years ended December 31, 1993, 1992 and 1991........................................................       F-27
  Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and
   1991....................................................................................................       F-28
  Schedule X -- Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and
   1991....................................................................................................       F-29

- ------------------------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

    We have audited the consolidated financial statements and financial statement schedules of Columbia Healthcare Corporation listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia Healthcare Corporation as of December 31, 1993 and 1992, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

COOPERS & LYBRAND
Louisville, Kentucky
February 28, 1994

                        COLUMBIA HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Revenues...........................................................................  $   5,130  $   4,806  $   4,612
                                                                                     ---------  ---------  ---------
Salaries, wages and benefits.......................................................      2,217      2,069      2,004
Supplies...........................................................................        842        788        720
Other operating expenses...........................................................        916        833        717
Provision for doubtful accounts....................................................        282        285        277
Depreciation and amortization......................................................        298        276        248
Interest expense...................................................................        129        117        111
Investment income..................................................................        (34)       (39)       (34)
Non-recurring transactions.........................................................        151        138          -
                                                                                     ---------  ---------  ---------
                                                                                         4,801      4,467      4,043
                                                                                     ---------  ---------  ---------
Income from continuing operations before minority interests and income taxes.......        329        339        569
Minority interests in earnings of consolidated entities............................          9         10          9
                                                                                     ---------  ---------  ---------
Income from continuing operations before income taxes..............................        320        329        560
Provision for income taxes.........................................................        127        118        202
                                                                                     ---------  ---------  ---------
Income from continuing operations..................................................        193        211        358
Discontinued operations:
  Income (loss) from operations of discontinued health plan segment, net of income
   tax (benefit) of $9 in 1993, ($46) in 1992 and $9 in 1991.......................         16       (108)        16
  Costs associated with discontinuance of health plan segment,
   net of income tax benefit of $2.................................................          -        (17)         -
Extraordinary loss on extinguishment of debt, net of income tax benefit of $42.....        (70)         -          -
Cumulative effect on prior years of a change in accounting for
 income taxes......................................................................          -         51          -
                                                                                     ---------  ---------  ---------
      Net income...................................................................  $     139  $     137  $     374
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Earnings per common share:
  Income from continuing operations................................................  $    1.28  $    1.45  $    2.58
  Discontinued operations:
    Income (loss) from operations of discontinued health plan
     segment.......................................................................        .10       (.75)       .11
    Costs associated with discontinuance of health plan segment....................          -       (.12)         -
  Extraordinary loss on extinguishment of debt.....................................       (.46)         -          -
  Cumulative effect on prior years of a change in accounting for income taxes......          -        .36          -
                                                                                     ---------  ---------  ---------
      Net income...................................................................  $     .92  $     .94  $    2.69
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        COLUMBIA HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1993 AND 1992
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                1993       1992
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $      72  $      95
  Accounts receivable less allowance for loss of $160 -- 1993 and
   $166 -- 1992.............................................................................        787        827
  Inventories...............................................................................        139        138
  Other.....................................................................................        217        204
                                                                                              ---------  ---------
                                                                                                  1,215      1,264
Property and equipment, at cost:
  Land......................................................................................        273        268
  Buildings.................................................................................      2,402      2,269
  Equipment.................................................................................      1,785      1,663
  Construction in progress (estimated cost to complete and equip after December 31, 1993 --
   $149)....................................................................................        121        109
                                                                                              ---------  ---------
                                                                                                  4,581      4,309
  Accumulated depreciation..................................................................     (1,792)    (1,651)
                                                                                              ---------  ---------
                                                                                                  2,789      2,658
Net assets of discontinued operations.......................................................          -        376
Investments of professional liability insurance subsidiary..................................        318        302
Intangible assets...........................................................................        225        195
Other.......................................................................................         72         96
                                                                                              ---------  ---------
                                                                                              $   4,619  $   4,891
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $     232  $     199
  Salaries, wages and other compensation....................................................        141        124
  Other accrued expenses....................................................................        375        425
  Income taxes..............................................................................         22         92
  Long-term debt due within one year........................................................         71         32
                                                                                              ---------  ---------
                                                                                                    841        872
Long-term debt..............................................................................      1,580      1,256
Deferred credits and other liabilities......................................................        485        456
Minority interests in equity of consolidated entities.......................................         57         31
Contingencies
Common stockholders' equity:
  Common stock $.01 par; authorized 400,000,000 shares; issued and outstanding 151,060,400
   shares -- 1993 and 148,927,400 shares -- 1992............................................          2          1
  Capital in excess of par value............................................................        784        740
  Other.....................................................................................         (2)        (9)
  Retained earnings.........................................................................        872      1,544
                                                                                              ---------  ---------
                                                                                                  1,656      2,276
                                                                                              ---------  ---------
                                                                                              $   4,619  $   4,891
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        COLUMBIA HEALTHCARE CORPORATION
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         COMMON STOCK
                                                        --------------  CAPITAL IN
                                                        SHARES    PAR   EXCESS OF           RETAINED
                                                         (000)   VALUE  PAR VALUE   OTHER   EARNINGS   TOTAL
                                                        -------  -----  ----------  -----   --------   ------
Balances, December 31, 1990...........................  136,122  $  1   $     523   $ (2)   $ 1,314    $1,836
  Net income..........................................                                          374       374
  Cash dividends (Galen Health Care, Inc.)............                                         (138)     (138)
  Issuance of common stock............................    4,310                61                          61
  Stock options exercised and related tax
   benefits, net of 224,000 shares
   tendered in partial payment therefor...............      797                24                          24
  Other...............................................       24                 2      9                   11
                                                        -------  -----      -----   -----   --------   ------
Balances, December 31, 1991...........................  141,253     1         610      7      1,550     2,168
  Net income..........................................                                          137       137
  Cash dividends (Galen Health Care, Inc.)............                                         (143)     (143)
  Issuance of common stock............................    7,227               119                         119
  Stock options exercised and related tax
   benefits, net of 30,000 shares
   tendered in partial payment therefor...............      430                 9                           9
  Other...............................................       17                 2    (16)                 (14)
                                                        -------  -----      -----   -----   --------   ------
Balances, December 31, 1992...........................  148,927     1         740     (9)     1,544     2,276
  Net income..........................................                                          139       139
  Cash dividends (Columbia Healthcare Corporation --
   $.06 per share)....................................                                           (9)       (9)
  Stock options exercised and related tax
   benefits, net of 81,000 shares
   tendered in partial payment therefor...............    1,728     1          30                          31
  Spinoff transaction with Humana Inc.:
    Cash payment to Humana Inc........................                                         (135)     (135)
    Noncash transactions:
      Issuance of notes payable.......................                                         (250)     (250)
      Distribution of net investment in
       discontinued health plan operations............                                         (392)     (392)
      Transfer of a hospital facility.................                                          (25)      (25)
  Net unrealized gains on investment securities.......                                 9                    9
  Other...............................................      405                14     (2)                  12
                                                        -------  -----      -----   -----   --------   ------
Balances, December 31, 1993...........................  151,060  $  2   $     784   $ (2)   $   872    $1,656
                                                        -------  -----      -----   -----   --------   ------
                                                        -------  -----      -----   -----   --------   ------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        COLUMBIA HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                          1993       1992       1991
                                                                                        ---------  ---------  ---------
Cash flows from continuing operations:
  Net income..........................................................................  $     139  $     137  $     374
  Adjustments to reconcile net income to net cash provided by operating activities:
    Discontinued operations...........................................................        (16)       127        (16)
    Minority interests in earnings of consolidated entities...........................          9         10          9
    Non-recurring transactions........................................................        151        138          -
    Depreciation and amortization.....................................................        298        276        248
    Deferred income taxes.............................................................        (51)       (41)        27
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable......................................          9        115        (17)
      (Increase) decrease in inventories and other assets.............................          1        (49)       (28)
      Decrease in income taxes........................................................        (50)       (12)       (15)
      Increase (decrease) in other liabilities........................................        (99)        36         82
    Change in accounting for income taxes.............................................          -        (51)         -
    Extraordinary loss on extinguishment of debt......................................        112          -          -
    Other.............................................................................        (10)       (18)        (9)
                                                                                        ---------  ---------  ---------
      Net cash provided by continuing operations......................................        493        668        655
                                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment..................................................       (382)      (359)      (453)
  Acquisition of hospitals and health care facilities.................................        (79)       (36)       (96)
  Sale of assets......................................................................        130         53        116
  Investment in discontinued operations...............................................          -        (71)       (76)
  Change in investments...............................................................         33          3        (35)
  Other...............................................................................        (22)        (2)        (6)
                                                                                        ---------  ---------  ---------
      Net cash used in investing activities...........................................       (320)      (412)      (550)
                                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of long-term debt..........................................................        400        239        194
  Net change in commercial paper borrowings and lines of credit.......................        342       (143)       161
  Repayment of long-term debt.........................................................       (779)      (150)      (354)
  Payment to Humana Inc. in spinoff transaction.......................................       (135)         -          -
  Payment of cash dividends...........................................................        (40)      (143)      (134)
  Issuance of common stock............................................................         30          7         71
  Other...............................................................................        (14)       (13)        (6)
                                                                                        ---------  ---------  ---------
      Net cash used in financing activities...........................................       (196)      (203)       (68)
                                                                                        ---------  ---------  ---------
Change in cash and cash equivalents...................................................        (23)        53         37
Cash and cash equivalents at beginning of period......................................         95         42          5
                                                                                        ---------  ---------  ---------
Cash and cash equivalents at end of period............................................  $      72  $      95  $      42
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Interest payments.....................................................................  $     122  $     111  $     114
Income tax payments, net of refunds...................................................        186        169        190

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        COLUMBIA HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES
    Columbia Healthcare Corporation ("Columbia") is a Delaware corporation which began operations on September 1, 1993 as a result of a merger involving Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 2 for a description of the specific terms of the Galen Merger. Columbia primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia serve as the managing general partner.

BASIS OF PRESENTATION

    The  consolidated  financial   statements  include   all  subsidiaries   and
partnerships controlled by Columbia as the managing general partner. Significant intercompany transactions have been eliminated.

    For accounting purposes, the Galen Merger has been treated as a pooling of interests. Accordingly, the consolidated financial statements included herein give retroactive effect to the transaction and include the combined operations of CHC and Galen for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia's annual reporting period ending December 31.

    On February 10, 1994, Columbia consummated a merger with HCA -- Hospital Corporation of America ("HCA") (the "HCA Merger"). Although the HCA Merger will be treated as a pooling of interests for accounting purposes, the accompanying consolidated financial statements do not give retroactive effect to this transaction. See Note 3 for a description of the HCA Merger.

REVENUES

    Columbia's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which Columbia is paid based upon established charges, cost of providing services, predetermined rates by diagnosis, fixed per diem rates or discounts from established charges.

    Revenues are recorded at estimated amounts due from patients and third-party payers for health care services provided, including anticipated settlements under reimbursement agreements with third-party payers.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

ACCOUNTS RECEIVABLE

    Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients.

INVENTORIES

    Inventories are stated at the lower of cost (last-in, first-out) or market.

PROPERTY AND EQUIPMENT

    Depreciation expense, computed by the straight-line method, was $279 million in 1993, $264 million in 1992 and $241 million in 1991. Columbia uses component depreciation for buildings. Depreciation rates for buildings are equivalent to useful lives ranging generally from 20 to 25 years. Estimated useful lives of equipment vary from 3 to 10 years.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
INVESTMENTS

    On December 31, 1993, Columbia adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that investments in debt and equity securities be classified according to certain criteria.

INTANGIBLE ASSETS

    Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method over periods ranging from 10 to 40 years. Noncompete agreement and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

PROFESSIONAL LIABILITY INSURANCE CLAIMS

    Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

MINORITY INTERESTS IN CONSOLIDATED ENTITIES

    The consolidated financial statements include all assets, liabilities and earnings of Columbia's partnerships, certain partnership interests of which are not owned by Columbia. Accordingly, management has recorded minority interests in the earnings and equity of such partnerships.

EARNINGS PER COMMON SHARE

    Earnings per common share are based upon the weighted average number of common shares outstanding, retroactively adjusted for the exchange of common shares in connection with the Galen Merger.

    Shares used in computing earnings per common share in 1993 were 150,017,000. The following is a summary of shares used in the computation for periods prior to the Galen Merger (amounts in thousands):

                                                                                     1992       1991
                                                                                   ---------  ---------
CHC weighted average shares outstanding..........................................     21,967     16,540
                                                                                   ---------  ---------
Galen weighted average shares outstanding........................................    158,620    157,931
Merger exchange ratio............................................................      0.775      0.775
                                                                                   ---------  ---------
  Adjusted Galen weighted average shares outstanding.............................    122,930    122,396
                                                                                   ---------  ---------
Shares used in computation of earnings per common share..........................    144,897    138,936
                                                                                   ---------  ---------
                                                                                   ---------  ---------

NOTE 2 -- GALEN MERGER
    On August 31, 1993, the stockholders of both CHC and Galen approved the Galen Merger, effective as of September 1, 1993. In connection with the Galen Merger, CHC, a Nevada corporation, was merged into Columbia. Each CHC share of common stock was converted on a tax-free basis into one share of Columbia common stock. Immediately subsequent thereto, a wholly owned subsidiary of Columbia was merged into Galen, at which time Galen became a wholly owned subsidiary of Columbia. In connection with this transaction, Columbia issued approximately 123,830,000 shares of common stock in a tax-free exchange for all of the outstanding common shares of Galen (an exchange ratio of 0.775 of a share of Columbia common stock for each share of Galen common stock).

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- GALEN MERGER (CONTINUED)
    The Galen Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Galen Merger (dollars in millions):

                                                                     CHC       GALEN     COMBINED
                                                                  ---------  ---------  -----------
Eight months ended August 31, 1993 (unaudited):
  Revenues......................................................  $     823  $   2,600   $   3,423
  Income from continuing operations.............................         17        176         193
  Net income....................................................         17        192         209
1992:
  Revenues......................................................  $     819  $   3,987   $   4,806
  Income from continuing operations.............................         26        185         211
  Net income....................................................         26        111         137
1991:
  Revenues......................................................  $     499  $   4,113   $   4,612
  Income from continuing operations.............................         15        343         358
  Net income....................................................         15        359         374

NOTE 3 -- HCA MERGER
    On October 2, 1993, Columbia entered into a definitive agreement to merge with HCA. This transaction was completed on February 10, 1994. In connection with the HCA Merger, Columbia stockholders approved an amendment to Columbia's Certificate of Incorporation changing the name of the corporation to Columbia/HCA Healthcare Corporation ("Columbia/HCA"). HCA was then merged into a wholly owned subsidiary of Columbia/HCA. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 166,846,000 shares of Columbia/HCA voting common stock and approximately 18,990,000 shares of Columbia/HCA nonvoting common stock, respectively (an exchange ratio of 1.05 shares of Columbia/ HCA common stock for each share of HCA voting and nonvoting common stock).

    These financial statements do not give retroactive effect to the HCA Merger, which will be accounted for as a pooling of interests. See the Supplemental Consolidated Financial Statements of Columbia/HCA Healthcare Corporation included elsewhere herein for additional information regarding the HCA Merger.

NOTE 4 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS
    Prior to the Galen Merger, Galen began operating its hospital business as an independent publicly held corporation on March 1, 1993 as a result of a tax-free spinoff transaction (the "Spinoff") by Humana Inc. ("Humana"), which retained its managed care health plan business. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis.

    For accounting purposes, because of the relative significance of the hospital business, the pre-Spinoff consolidated financial statements of Galen (and now those of Columbia) include the separate results of Humana's hospital business, while the operations and net assets of Humana's managed care health plans have been classified as discontinued operations.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS (CONTINUED)
    In connection with the Spinoff, Galen entered into various agreements with Humana which were intended to facilitate orderly changes for both the hospital and managed care health plan businesses in a way which would be minimally disruptive to each entity. Principal contracts are summarized below:

    OPERATIONS -- Certain former Galen hospitals will provide medical services to insureds of Humana for three years subsequent to the Spinoff. The contract includes, among other things, established payment rates for various inpatient and outpatient services and annual increases therein, and hospital utilization guarantees and related penalties.

    LIABILITIES AND INDEMNIFICATION -- Each entity assumed liability for specified claims. The entities will also share risks with respect to certain litigation and other contingencies, both identified and unknown.

    INCOME TAXES -- Each entity entered into risk-sharing arrangements in connection with the ultimate resolution of various income tax disputes.

    FINANCING -- In January 1993 certain subsidiaries issued $250 million of notes payable to Humana, and paid to Humana $135 million in cash on March 1, 1993 which was financed principally through the issuance of commercial paper. The $250 million of notes were repaid in September 1993 in connection with the refinancing of certain long-term debt.

    ADMINISTRATION   --  These   arrangements  relate  to   leasing  of  certain
administrative facilities, division of information systems, employee benefit and stock option plans, and various administrative service arrangements.

    Revenues of the discontinued managed care health plan business (included in discontinued operations in the accompanying consolidated statement of income) were $523 million in 1993, $2.9 billion in 1992 and $2.5 billion in 1991.

NOTE 5 -- NON-RECURRING TRANSACTIONS
    In September 1993 Columbia recorded the following charges in connection with the Galen Merger (dollars in millions):

Investment advisory and professional fees, and employee benefit plan costs...  $      62
Writedown of assets in connection with the consolidation of the combined
 entity's operations.........................................................         63
Administrative facility asset writedowns and conversion costs associated with
 the transaction.............................................................         16
Provision for loss on planned sales of assets................................         10
                                                                               ---------
                                                                               $     151
                                                                               ---------
                                                                               ---------

    Income from continuing operations in 1992 includes $138 million of charges incurred primarily in connection with the Spinoff, including a provision for loss on the planned sale of hospitals, writedowns of assets in markets with significant declines in operations, administrative facility asset writedowns and certain other costs associated with the separation of the hospital and health plan businesses. Costs aggregating $171 million (before income taxes) incurred by Humana primarily in connection with the Spinoff are included in discontinued operations in 1992.

    Continuing operations in 1991 include a gain of $51 million on the sale of a hospital, a provision for loss of $46 million primarily in connection with the planned disposition of certain hospitals, and charitable contributions of $5 million.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- OTHER BUSINESS COMBINATIONS
    During the past three years, Columbia has acquired various hospitals and related ancillary health care facilities (or controlling interests in such facilities), all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the operations of acquired entities since the respective acquisition dates.

    The following is a summary of acquisitions consummated during the last three years (dollars in millions):

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Number of hospitals....................................................          3         15          2
Number of licensed beds................................................        903      2,345      1,420
Purchase price information:
  Fair value of assets acquired........................................  $     164  $     490  $     165
  Liabilities assumed..................................................        (76)      (279)       (48)
                                                                         ---------  ---------  ---------
    Net assets acquired................................................         88        211        117
                                                                         ---------  ---------  ---------
  Issuance of common stock.............................................          -        119          1
  Cash acquired........................................................          9         15         15
  Cash received from sale of certain acquired assets...................          -         40          -
  Other................................................................          -          1          5
                                                                         ---------  ---------  ---------
                                                                                 9        175         21
                                                                         ---------  ---------  ---------
    Net cash paid for acquisitions.....................................  $      79  $      36  $      96
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    In July 1992 Columbia acquired Basic American Medical, Inc. ("BAMI") (included in the table above) through a merger into a wholly owned subsidiary. The assets of BAMI included eight hospitals containing 1,203 licensed beds and certain other health care businesses. The transaction was financed through the assumption of approximately $140 million of long-term debt, issuance of 6,995,000 shares of common stock and payment of $38 million in cash to BAMI stockholders.

    The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $7 million in 1993, $97 million in 1992 and $19 million in 1991.

    The pro forma effect of Columbia's acquisitions on its results of operations was not significant.

NOTE 7 -- INCOME TAXES
    Provision for income taxes consists of the following (dollars in millions):

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Current:
  Federal..............................................................  $     153  $     135  $     151
  State................................................................         25         24         24
                                                                         ---------  ---------  ---------
                                                                               178        159        175
                                                                         ---------  ---------  ---------
Deferred:
  Federal..............................................................        (47)       (36)        19
  State................................................................         (4)        (5)         8
                                                                         ---------  ---------  ---------
                                                                               (51)       (41)        27
                                                                         ---------  ---------  ---------
                                                                         $     127  $     118  $     202
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
    Reconciliation of federal statutory rate to effective income tax rate follows:

                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Federal statutory rate...................................................       35.0%      34.0%      34.0%
State income taxes, net of federal income
 tax benefit.............................................................        3.5        2.9        2.8
Merger costs.............................................................        1.8          -          -
Tax exempt investment income.............................................       (1.3)      (1.4)      (0.6)
Other items, net.........................................................        0.6        0.3       (0.2)
                                                                           ---------  ---------  ---------
Effective income tax rate................................................       39.6%      35.8%      36.0%
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    In August 1993 Congress enacted the Omnibus Budget Reconciliation Act of 1993 which included, among other things, an increase in corporate income tax rates retroactive to January 1, 1993. This legislation had no material effect on 1993 net income.

    Effective January 1, 1992, Columbia adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of deferred income taxes using statutory rates at which temporary differences in the tax and book bases of assets and liabilities are expected to affect taxable income in future years. The cumulative effect of this change as of the beginning of the year increased 1992 net income by $51 million.

    A summary of deferred income taxes by source included in the consolidated balance sheet at December 31, 1993 and 1992 follows (dollars in millions):

                                                                         1993                    1992
                                                                ----------------------  ----------------------
                                                                 ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                                ---------  -----------  ---------  -----------
Depreciation..................................................  $       -   $     316   $       -   $     297
Professional liability risks..................................         99           -         109           -
Doubtful accounts.............................................         30           -          32           -
Property losses...............................................         63           -          48           -
Cash basis....................................................          -           5           -          18
Compensation..................................................         24           -          18           -
Capitalized leases............................................         11           -          12           -
Other.........................................................         57           7          32           2
                                                                ---------       -----   ---------       -----
                                                                $     284   $     328   $     251   $     317
                                                                ---------       -----   ---------       -----
                                                                ---------       -----   ---------       -----

    Management believes that the deferred tax assets in the table above will ultimately be realized. Management's conclusion is based primarily on its expectation of future taxable income and the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1993.

    Deferred income taxes totaling $119 million and $96 million at December 31, 1993 and 1992, respectively, are included in other current assets. Noncurrent deferred income taxes, included in deferred credits and other liabilities, totaled $163 million and $162 million at December 31, 1993 and 1992, respectively.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS

    Columbia insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary and deductibles at certain hospitals, including expenses incident to claim settlements, were $64 million for 1993 and $58 million for both 1992 and 1991. Amounts approximating the provision for loss are funded annually.

    Allowances   for  professional  liability  risks,  included  principally  in deferred credits and other liabilities, were $327 million and $290 million at December 31, 1993 and 1992, respectively.

    As discussed in Note 1, Columbia adopted the provisions of SFAS 115 on December 31, 1993. Accordingly, common stockholders' equity was increased by $9 million (net of deferred income taxes) to reflect the net unrealized gain on investments classified as available for sale. Prior to the adoption of SFAS 115, debt securities were recorded at amortized cost (which approximated fair value), while equity securities were recorded at the lower of aggregate cost or fair value. The adoption of SFAS 115 had no effect on earnings in 1993.

    The provisions of SFAS 115 require that investments in debt and equity securities be classified according to the following criteria:

    TRADING ACCOUNT -- Assets held for resale in anticipation of short-term changes in market conditions are recorded at fair value and gains and losses, both realized and unrealized, are included in income. Columbia does not maintain a trading account portfolio.

    HELD TO MATURITY -- Certain debt securities of Columbia's professional liability insurance subsidiary are expected to be held to maturity as a result of management's intent and ability to do so. These investments are carried at amortized cost.

    AVAILABLE FOR SALE -- Debt and equity securities not classified as either trading securities or held to maturity are classified as available for sale and recorded at fair value. Unrealized gains and losses are excluded from income and recorded as a separate component of common stockholders' equity.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The following is a summary of the insurance subsidiary's investments at December 31, 1993 and 1992 (dollars in millions):

                                                                                  DECEMBER 31, 1993
                                                                      ------------------------------------------
                                                                                  UNREALIZED AMOUNTS
                                                                                 --------------------    FAIR
                                                                        COST       GAINS     LOSSES      VALUE
                                                                      ---------  ---------  ---------  ---------
Held to maturity:
  United States Government obligations..............................  $      44  $       -  $       -  $      44
                                                                      ---------  ---------  ---------  ---------
Available for sale:
  Bonds:
    United States Government........................................         16          1          -         17
    States and municipalities.......................................        143          4          -        147
    Mortgage-backed securities......................................         47          1          -         48
    Corporate and other.............................................         23          1          -         24
  Redeemable preferred stocks.......................................         17          1          -         18
                                                                      ---------  ---------  ---------  ---------
                                                                            246          8          -        254
                                                                      ---------  ---------  ---------  ---------
  Equity securities:
    Adjustable rate preferred stocks................................         13          1          -         14
    Common stocks...................................................         59          6         (1)        64
                                                                      ---------  ---------  ---------  ---------
                                                                             72          7         (1)        78
                                                                      ---------  ---------  ---------  ---------
                                                                      $     362  $      15  $      (1)       376
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Amounts classified as current assets................................                                         (58)
                                                                                                       ---------
Investment carrying value...........................................                                   $     318
                                                                                                       ---------
                                                                                                       ---------

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)

                                                                                  DECEMBER 31, 1992
                                                                      ------------------------------------------
                                                                                  UNREALIZED AMOUNTS
                                                                                 --------------------    FAIR
                                                                        COST       GAINS     LOSSES      VALUE
                                                                      ---------  ---------  ---------  ---------
Held to maturity:
  United States Government obligations..............................  $      19  $       -  $       -  $      19
  Certificates of deposit...........................................         20          -          -         20
                                                                      ---------  ---------  ---------  ---------
                                                                             39          -          -         39
                                                                      ---------  ---------  ---------  ---------
Available for sale:
  Bonds:
    United States Government........................................         22          1          -         23
    States and municipalities.......................................        102          2          -        104
    Mortgage-backed securities......................................         55          -          -         55
    Corporate and other.............................................         25          2          -         27
  Redeemable preferred stocks.......................................         18          -          -         18
                                                                      ---------  ---------  ---------  ---------
                                                                            222          5          -        227
                                                                      ---------  ---------  ---------  ---------
  Equity securities:
    Adjustable rate preferred stocks................................         20          1          -         21
    Common stocks...................................................         66          6         (4)        68
                                                                      ---------  ---------  ---------  ---------
                                                                             86          7         (4)        89
                                                                      ---------  ---------  ---------  ---------
                                                                            347  $      12  $      (4) $     355
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Amounts classified as current assets................................        (45)
                                                                      ---------
Investment carrying value...........................................  $     302
                                                                      ---------
                                                                      ---------

    The cost and estimated fair value of debt and equity securities at December 31, 1993 by contractual maturity are shown below (dollars in millions). Expected and contractual maturities will differ because the issuers of certain securities may have the right to prepay or otherwise redeem such obligations without penalty.

                                                                                                   FAIR
                                                                                       COST        VALUE
                                                                                    -----------  ---------
Held to maturity:
  Due in one year or less.........................................................   $      44   $      44
                                                                                         -----   ---------
Available for sale:
  Due in one year or less.........................................................          14          14
  Due after one year through five years...........................................          45          47
  Due after five years through ten years..........................................          78          81
  Due after ten years.............................................................         109         112
                                                                                         -----   ---------
                                                                                           246         254
  Equity securities...............................................................          72          78
                                                                                         -----   ---------
                                                                                           318         332
                                                                                         -----   ---------
                                                                                     $     362   $     376
                                                                                         -----   ---------
                                                                                         -----   ---------

    The fair value of the subsidiary's investments is based generally on quoted market prices.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The average life of the above investments (excluding common stocks) approximated four years at December 31, 1993 and three years at December 31, 1992, and the tax equivalent yield on such investments averaged 9% for the last three years. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of nontaxable investment income.

    Sales of securities for the year ended December 31, 1993 are summarized below (dollars in millions):

                                                                                        TYPE OF SECURITY
                                                                                    ------------------------
                                                                                       DEBT        EQUITY
                                                                                    -----------  -----------
Cash proceeds.....................................................................   $      70    $      67
Gross realized gains..............................................................           2            8
Gross realized losses.............................................................           -            7

NOTE 9 -- LONG-TERM DEBT
    A summary of long-term debt at December 31 follows (dollars in millions):

                                                                                       1993       1992
                                                                                     ---------  ---------
Senior collateralized debt, 5% to 13.8% (rates generally fixed) payable in periodic
 installments through 2034.........................................................  $     136  $     338
6 1/8% Notes due 2000..............................................................        149          -
7 1/2% Notes due 2023..............................................................        147          -
10 7/8% Senior Subordinated Notes due 2002.........................................          2         99
11 1/2% Senior Subordinated Notes due 2002.........................................          1        134
Other senior debt, 8% to 13.3% (rates generally fixed) payable in periodic
 installments through 1998.........................................................        194        132
Commercial paper (rates fixed under interest rate agreements averaging four years
 at 7.9%)..........................................................................        380        380
Commercial paper (floating rates averaging 3.4%)...................................        495        153
Bank line of credit (floating rates averaging 3.6%)................................        100          -
9% Subordinated Mandatory Convertible Note due 1999................................         40         40
Other subordinated debt, 10% to 15% (rates generally fixed) payable
 in periodic installments through 2000.............................................          7         12
                                                                                     ---------  ---------
Total debt, average life of five years (rates averaging 5.3%)......................      1,651      1,288
Amounts due within one year........................................................         71         32
                                                                                     ---------  ---------
Long-term debt.....................................................................  $   1,580  $   1,256
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    Borrowings under the commercial paper programs are classified as long-term debt due to the credit available under the revolving credit agreements discussed below and management's intention to refinance these borrowings on a long-term basis.

    Maturities of long-term debt (including maturities of short-term debt supported by the revolving credit agreements) in years 1995 through 1998 are $73 million, $13 million, $32 million and $1.1 billion, respectively. Approximately 10% of Columbia's property and equipment is pledged on senior collateralized debt.

    During the past three years Columbia has reduced interest costs and eliminated certain restrictive covenants by refinancing or prepaying high interest rate debt, primarily through the use of

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
existing cash and cash equivalents and issuance of long-term debt and commercial paper. Amounts refinanced or prepaid totaled $787 million in 1993, $116 million in 1992 and $275 million in 1991. After-tax losses from refinancing activities in 1993 aggregated $70 million or $.46 per share.

    In February 1994 Columbia entered into revolving credit agreements (the "Credit Facilities") in the aggregate amount of $3 billion. The Credit Facilities comprise a four-year $1 billion revolving credit agreement and a 364-day $2 billion revolving credit agreement. The Credit Facilities were established to support Columbia's commercial paper programs and replace $3.2 billion of prior revolving credit agreements associated with HCA ($1.6 billion) and Columbia ($1.6 billion). Interest is payable generally at either LIBOR plus 1/4% to 1/2% (depending on Columbia's credit rating), or the higher of prime, the bank certificate of deposit rate plus 1% or the Federal Funds rate plus 1/2%.

    In December 1993 Columbia issued $150 million of 6 1/8% Notes due 2000 and $150 million of 7 1/2% Notes due 2023.

    During 1992 Columbia sold $100 million face amount of 10 7/8% Senior Subordinated Notes due 2002 and $135 million face amount of 11 1/2% Senior Subordinated Notes due 2002. In September 1993 Columbia retired $232 million face amount of these notes through the completion of a tender offer.

    In connection with the acquisition of BAMI in 1992, Columbia assumed approximately $140 million of long-term debt, including approximately $64 million of senior collateralized notes payable in quarterly installments through 1998 at interest rates ranging from 10.7% to 11.7%. In September 1993 Columbia effected the defeasance of these notes.

    In 1991 one of Columbia's partnerships issued $95 million of 11.45% Senior Secured Notes due 2001. Proceeds from the issuance were used to repay $66 million of bank debt and finance expansion. These notes were retired in connection with Columbia's refinancing of debt in September 1993. Columbia also issued in 1991 a $40 million face amount 9% Subordinated Mandatory Convertible Note due 1999. The note is convertible at the option of the holder into Columbia common stock at a price of $18.50 per share (adjusted for stock splits, recapitalizations and reorganizations). The note will be automatically converted into common stock if the average per share market price for four months preceding the July 1 anniversary exceeds a specified amount ranging from $27.00 in 1994 to $34.00 in 1996.

    Columbia's credit facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios.

    The estimated fair value of Columbia's long-term debt was $1.7 billion and $1.46 billion at December 31, 1993 and 1992, respectively, compared to carrying amounts aggregating $1.65 billion and $1.29 billion. Certain subsidiaries of Columbia have entered into agreements which reduce the impact of changes in interest rates on $380 million of floating rate long-term debt. At December 31, 1993 and 1992, the fair value of Columbia's net payable position under these agreements (included in the aggregate fair value amounts above) totaled $34 million and $29 million, respectively. The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Columbia as a result of the Galen Merger for debt of the same remaining maturities.

    As discussed in Note 4, in connection with the Spinoff, certain subsidiaries issued notes payable ($250 million) and paid cash ($135 million financed primarily through the issuance of commercial paper) to Humana in 1993. If the Spinoff had occurred on December 31, 1992, Columbia's ratio of debt to debt plus common stockholders' equity would have increased from 36% to 53%.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- LEASES
    Columbia   leases   real   estate  and   equipment   under   cancelable  and
non-cancelable  arrangements.  Future  minimum  payments  under   non-cancelable
operating leases are as follows (dollars in millions):

1994.........................................................................  $      50
1995.........................................................................         43
1996.........................................................................         34
1997.........................................................................         31
1998.........................................................................         21
Thereafter...................................................................        127

    Rent expense aggregated $79 million, $82 million and $72 million for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 11 -- CONTINGENCIES
    Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

    Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect Columbia's financial position or results of operations.

    Principal contingencies are described below:

    REVENUES -- Certain third-party payments are subject to examination by agencies administering the programs. Columbia is contesting certain issues raised in audits of prior year cost reports.

    PROFESSIONAL LIABILITY RISKS -- Columbia has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements and expenses incident thereto may differ from the provisions for loss.

    INTEREST RATE AGREEMENTS -- Certain subsidiaries of Columbia are parties to agreements which reduce the impact of changes in interest rates on its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, Columbia may incur a loss on the difference between market rates and contract rates.

    INCOME TAXES -- Columbia is contesting adjustments proposed by the Internal Revenue Service for years 1987 through 1989.

    SPINOFF -- Certain subsidiaries of Columbia are parties to risk-sharing arrangements with Humana.

    LITIGATION -- Various suits and claims arising in the ordinary course of business are pending against Columbia.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- CAPITAL STOCK
    The following shares of common stock were reserved at December 31, 1993 (amounts in thousands):

Stock option plans.........................................................      4,139
Retirement and savings plans...............................................      5,285
Other......................................................................      2,853
                                                                             ---------
                                                                                12,277
                                                                             ---------
                                                                             ---------

    Columbia has plans under which options to purchase common stock may be granted to officers, employees and directors. Options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending four to ten years after grant. Activity in the plans is summarized below (share amounts in thousands):

                                                                           SHARES
                                                                            UNDER        OPTION PRICE
                                                                           OPTION         PER SHARE
                                                                          ---------  --------------------
Balances, December 31, 1990.............................................      3,631       $7.21 to $37.00
  Granted...............................................................      1,188       11.75 to  25.24
  Exercised.............................................................     (1,021)       7.21 to  23.37
  Cancelled or lapsed...................................................        (51)       8.50 to  37.00
                                                                          ---------
Balances, December 31, 1991.............................................      3,747        8.23 to  25.71
  Granted...............................................................        758       15.00 to  22.62
  Conversion of BAMI stock options......................................        466        3.18 to  11.59
  Exercised.............................................................       (460)       3.18 to  17.25
  Cancelled or lapsed...................................................        (74)       8.50 to  23.37
                                                                          ---------
Balances, December 31, 1992.............................................      4,437        3.18 to  25.71
  Granted...............................................................        982       19.50 to  33.38
  Exercised.............................................................     (1,835)       3.18 to  23.37
  Cancelled or lapsed...................................................       (152)       3.18 to  25.71
                                                                          ---------
Balances, December 31, 1993.............................................      3,432       $3.18 to $33.38
                                                                          ---------
                                                                          ---------

    At December 31, 1993, options for 2,028,900 shares were exercisable. Shares of common stock available for future grants were 707,300 at December 31, 1993 and 2,721,000 at December 31, 1992.

    In connection with the Galen Merger, Columbia redeemed certain preferred stock purchase rights previously issued to Galen common stockholders. The cost of this transaction was not significant. In addition, Columbia adopted a stockholder rights plan (similar to that of Galen) upon consummation of the Galen Merger under which common stockholders have the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for certain percentages of Columbia's common stock. The rights will expire in 2003 unless redeemed earlier by Columbia.

    In September 1993 the Board of Directors initiated a regular quarterly cash dividend on common stock of $.03 per share.

    In connection with the HCA Merger, Columbia stockholders voted to increase the aggregate number of authorized voting shares of common stock from 400 million to 800 million, and the number of authorized nonvoting shares of common stock was established at 25 million. In addition, authorized shares of preferred stock (none of which are outstanding) were increased from 10 million to 25 million.

                        COLUMBIA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 -- EMPLOYEE BENEFIT PLANS
    Certain subsidiaries of Columbia maintain a noncontributory defined contribution retirement plan covering substantially all Columbia employees. Benefits are determined as a percentage of a participant's earned income and are vested annually. Retirement plan expense was $40 million for 1993, $37 million for 1992 and $34 million for 1991. Amounts equal to retirement plan expense are funded annually.

    Columbia maintains various contributory savings plans which are available to employees who meet certain minimum requirements. The plans require that Columbia match an amount ranging from 50% to 60% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $20 million for 1993, $19 million for 1992 and $15 million for 1991. Columbia contributions are funded periodically during the year.

NOTE 14 -- ACCRUED EXPENSES
    The following is a summary of other accrued expenses at December 31 (dollars in millions):

                                                                                            1993       1992
                                                                                          ---------  ---------
Workers' compensation...................................................................  $      82  $      70
Taxes other than income.................................................................         73         51
Professional liability risks............................................................         54         45
Retirement plan.........................................................................         15         48
Dividends...............................................................................          5         36
Interest................................................................................         33         37
Other...................................................................................        113        138
                                                                                          ---------  ---------
                                                                                          $     375  $     425
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                        COLUMBIA HEALTHCARE CORPORATION
            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                    1993
                                                            ----------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                            ----------    ----------    ----------    ----------
Revenues................................................... $1,329        $1,262        $1,238        $1,301
Net income (loss):
  Continuing operations (a)................................     90            70           (45)           78
  Discontinued operations..................................     16             -             -             -
  Extraordinary loss on extinguishment of debt.............      -             -           (70)            -
      Net income (loss)....................................    106            70          (115)           78
Per common share:
  Earnings (loss):
    Continuing operations (a)..............................    .61           .46          (.31)          .52
    Discontinued operations................................    .10             -             -             -
    Extraordinary loss on extinguishment of debt...........      -             -          (.46)            -
      Net income (loss)....................................    .71           .46          (.77)          .52
  Market prices (b):
    High...................................................     24 1/2        27 3/4        31            33 7/8
    Low....................................................     16 1/4        19 1/4        25 3/8        27

                                                                                      1992
                                                            --------------------------------------------------------
                                                               FIRST         SECOND          THIRD         FOURTH
                                                            -----------    -----------    -----------    -----------
Revenues................................................... $ 1,227        $ 1,163        $ 1,182        $ 1,234
Net income (loss):
  Continuing operations....................................      97             73            (32)            73
  Discontinued operations..................................       3             (2)          (132)             6
  Change in accounting for income taxes....................      51              -              -              -
      Net income (loss) (c)................................     151             71           (164)            79
Per common share:
  Earnings (loss):
    Continuing operations..................................     .69            .51           (.24)           .49
    Discontinued operations................................     .02           (.01)          (.93)           .05
    Change in accounting for income taxes..................     .36              -              -              -
      Net income (loss) (c)................................    1.07            .50          (1.17)           .54
  Market prices (b):
    High...................................................      21 1/4         22             19 1/4         21 3/4
    Low....................................................      16 1/2         16 1/4         16 1/4         13 3/4

- ------------------------
(a) Third quarter loss includes $98 million ($.67 per share) of costs related to the Galen Merger. See Note 5 of the Notes to Consolidated Financial Statements.
(b) Represents high and low sales prices of CHC common stock for periods prior to the Galen Merger. Columbia common stock is traded on the New York Stock Exchange (ticker symbol -- COL).
(c) Third quarter net loss includes $221 million ($1.54 per share) related primarily to the Spinoff, of which $86 million ($.60 per share) is included in continuing operations and $135 million ($.94 per share) is included in discontinued operations. See Note 5 of the Notes to Consolidated Financial Statements.

                        COLUMBIA HEALTHCARE CORPORATION
       SCHEDULE I -- MARKETABLE SECURITIES -- OTHER SECURITY INVESTMENTS
                               DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                                                                                         AMOUNT AT WHICH
                                                                                                        EACH PORTFOLIO OF
                                                    NUMBER OF SHARES                                     EQUITY SECURITY
                                                       OR UNITS --                    MARKET VALUE OF    ISSUE AND EACH
                                                    PRINCIPAL AMOUNT                   EACH ISSUE AT     OTHER SECURITY
                                                      OF BONDS AND     COST OF EACH    BALANCE SHEET    ISSUE CARRIED IN
NAME OF ISSUER AND TITLE OF EACH ISSUE                    NOTES            ISSUE           DATE         THE BALANCE SHEET
- --------------------------------------------------  -----------------  -------------  ---------------  -------------------
Short-term investments of professional liability
 insurance subsidiary (a):
  United States Government and government agency
   obligations....................................      $      44        $      44       $      44          $      44
  State and municipal obligations.................      $      14               14              14                 14
                                                                             -----           -----              -----
                                                                         $      58       $      58          $      58
                                                                             -----           -----              -----
                                                                             -----           -----              -----
Long-term investments:
  United States Government and government agency
   bonds..........................................      $      17        $      16       $      17          $      17
  State and municipal bonds.......................      $     139              129             133                133
  Mortgage-backed securities......................      $      46               47              48                 48
  Corporate and other bonds.......................      $      22               23              24                 24
  Redeemable preferred stocks.....................                              17              18                 18
  Adjustable rate preferred stocks................                              13              14                 14
  Common stocks...................................                              59              64                 64
                                                                             -----           -----              -----
    Investments of professional liability
     insurance subsidiary.........................                       $     304       $     318          $     318
                                                                             -----           -----              -----
                                                                             -----           -----              -----

- ------------------------
(a)   Included in current assets.

                        COLUMBIA HEALTHCARE CORPORATION
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                        BALANCE AT END
                                                                                                          OF PERIOD
                                                             BALANCE AT                             ----------------------
                                                              BEGINNING                  AMOUNTS                    NOT
                                                              OF PERIOD    ADDITIONS    COLLECTED     CURRENT     CURRENT
                                                             -----------  -----------  -----------  -----------  ---------
Year ended December 31, 1991:
  Mark Aanonson............................................   $      46                 $     (46)
  James Bohanon............................................         200                      (200)
  James Bohanon............................................          16                       (16)
  Daniel Brothman..........................................         135                                          $     135
  Craig Cooper.............................................         170                      (120)                      50
  William Heburn...........................................                $     558                 $     558
  Gary Hill................................................          50                       (50)
  Samuel Holtzman..........................................                      120                        20         100
  Ronald Hytoff............................................         106                        (4)                     102
  Ira Korman...............................................          50                       (50)
  Ira Korman...............................................          30                       (30)
  Ruben Perez..............................................         884                      (144)                     740
  Doris Porth..............................................         135                                                135
  George Schneider.........................................         148                        (1)           1         146
  George Schneider.........................................         550                                                550
  George Schneider.........................................                      150                                   150
  Russell Schneider........................................         764            3         (158)                     609
  Donald Stewart...........................................         100                      (100)
  Donald Stewart...........................................           3                                                  3
  Charles Stokes...........................................          75                                                 75
  Charles Stokes...........................................          40                        (1)                      39
  Charles Stokes...........................................                      100                                   100
                                                             -----------       -----   -----------       -----   ---------
                                                              $   3,502    $     931    $    (920)   $     579   $   2,934
                                                             -----------       -----   -----------       -----   ---------
                                                             -----------       -----   -----------       -----   ---------

                        COLUMBIA HEALTHCARE CORPORATION
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                          BALANCE AT
                                                              BALANCE AT                                END OF PERIOD
                                                               BEGINNING                 AMOUNTS   ------------------------
                                                               OF PERIOD    ADDITIONS   COLLECTED    CURRENT    NOT CURRENT
                                                              -----------  -----------  ---------  -----------  -----------
Year ended December 31, 1992:
  Daniel Brothman...........................................   $     135                                         $     135
  Craig Cooper..............................................          50                $     (50)
  William Heburn............................................         558                     (558)
  Gary Hill.................................................                $     127               $     127
  Samuel Holtzman...........................................         120                      (20)                     100
  Ronald Hytoff.............................................         102                     (102)
  Ruben Perez...............................................         740                     (740)
  Doris Porth...............................................         135                                               135
  George Schneider..........................................         147                     (147)
  George Schneider..........................................         550                     (550)
  George Schneider..........................................         150                     (150)
  Russell Schneider.........................................         609                     (609)
  Donald Stewart............................................                      100                                  100
  Donald Stewart............................................           3                       (3)
  Charles Stokes............................................          75                      (75)
  Charles Stokes............................................          39                      (39)
  Charles Stokes............................................         100                     (100)
                                                              -----------       -----   ---------       -----        -----
                                                               $   3,513    $     227   $  (3,143)  $     127    $     470
                                                              -----------       -----   ---------       -----        -----
                                                              -----------       -----   ---------       -----        -----

                        COLUMBIA HEALTHCARE CORPORATION
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                          BALANCE AT
                                                            BALANCE AT                                   END OF PERIOD
                                                             BEGINNING                  AMOUNTS    -------------------------
                                                             OF PERIOD    ADDITIONS    COLLECTED     CURRENT    NOT CURRENT
                                                            -----------  -----------  -----------  -----------  ------------
Year ended December 31, 1993:
  Daniel Brothman.........................................   $     135                                          $     135(a)
  Gary Hill...............................................         127                 $    (127)
  Samuel Holtzman.........................................         100                                                100(a)
  Doris Porth.............................................         135                                                135(a)
  Donald Stewart..........................................         100                                                100(a)
                                                                 -----   -----------  -----------  -----------      -----
                                                             $     597    $       -    $    (127)   $       -   $     470
                                                                 -----   -----------  -----------  -----------      -----
                                                                 -----   -----------  -----------  -----------      -----

- ------------------------
(a) Noninterest bearing; generally collateralized by deed of trust on personal residence; payable either in periodic installments or upon termination of employment, sale of residence or default on any collateralized instrument having priority over Columbia's deed of trust.

                        COLUMBIA HEALTHCARE CORPORATION
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                             BALANCE AT                                                               BALANCE
                                              BEGINNING    ADDITIONS    RETIREMENTS    TRANSLATION                    AT END
                                              OF PERIOD     AT COST      OR SALES      ADJUSTMENTS       OTHER       OF PERIOD
                                             -----------  -----------  -------------  -------------  -------------  -----------
Year ended December 31, 1991:
  Land.....................................   $     221    $      25     $      (8)     $       -    $       -       $     238
  Buildings................................       1,973          220           (56)            (3)         (31)(a)       2,103
  Equipment................................       1,333          262           (68)            (2)           -           1,525
  Construction in progress.................          86           37            (1)             -            -             122
                                             -----------       -----        ------         ------       ------      -----------
                                              $   3,613    $     544     $    (133)     $      (5)   $     (31)      $   3,988
                                             -----------       -----        ------         ------       ------      -----------
                                             -----------       -----        ------         ------       ------      -----------
Year ended December 31, 1992:
  Land.....................................   $     238    $      37     $      (5)     $      (1)   $      (1)(b)   $     268
  Buildings................................       2,103          301           (24)           (13)         (98)(b)       2,269
  Equipment................................       1,525          238           (67)            (6)         (27)(b)       1,663
  Construction in progress.................         122          (12)           (1)             -            -             109
                                             -----------       -----        ------         ------       ------      -----------
                                              $   3,988    $     564     $     (97)     $     (20)   $    (126)      $   4,309
                                             -----------       -----        ------         ------       ------      -----------
                                             -----------       -----        ------         ------       ------      -----------
Year ended December 31, 1993:
  Land.....................................   $     268    $      14     $      (9)     $       -    $       -       $     273
  Buildings................................       2,269          300          (133)            (1)         (33)(c)       2,402
  Equipment................................       1,663          263          (119)            (1)         (21)(c)       1,785
  Construction in progress.................         109           15            (2)             -           (1)(c)         121
                                             -----------       -----        ------         ------       ------      -----------
                                              $   4,309    $     592     $    (263)     $      (2)   $     (55)      $   4,581
                                             -----------       -----        ------         ------       ------      -----------
                                             -----------       -----        ------         ------       ------      -----------

- ------------------------
(a) During the third quarter of 1991, Columbia provided for the estimated costs and expenses associated with the planned disposition of certain hospitals.
(b) During the third quarter of 1992, Columbia provided for the estimated costs and expenses associated with the planned disposition of certain hospitals, recorded writedowns of assets in markets with significant declines in operations and wrote off assets destroyed by Hurricane Andrew.
(c) During the third quarter of 1993, Columbia recorded provisions for loss in connection with the Galen Merger, including writedowns of assets in connection with the consolidation of operations and expected losses on the sale of certain assets.

                        COLUMBIA HEALTHCARE CORPORATION
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                    ADDITIONS
                                                     BALANCE AT    CHARGED TO                                    BALANCE
                                                      BEGINNING     COSTS AND     RETIREMENTS    TRANSLATION     AT END
                                                      OF PERIOD     EXPENSES       OR SALES      ADJUSTMENTS    OF PERIOD
                                                     -----------  -------------  -------------  -------------  -----------
Year ended December 31, 1991:
  Buildings........................................   $     603     $      96      $     (25)     $      (1)    $     673
  Equipment........................................         691           145            (48)            (1)          787
                                                     -----------        -----         ------          -----    -----------
                                                      $   1,294     $     241      $     (73)     $      (2)    $   1,460
                                                     -----------        -----         ------          -----    -----------
                                                     -----------        -----         ------          -----    -----------
Year ended December 31, 1992:
  Buildings........................................   $     673     $     103      $     (14)     $      (4)    $     758
  Equipment........................................         787           161            (52)            (3)          893
                                                     -----------        -----         ------          -----    -----------
                                                      $   1,460     $     264      $     (66)     $      (7)    $   1,651
                                                     -----------        -----         ------          -----    -----------
                                                     -----------        -----         ------          -----    -----------
Year ended December 31, 1993:
  Buildings........................................   $     758     $     110      $     (56)     $      (1)    $     811
  Equipment........................................         893           169            (81)             -           981
                                                     -----------        -----         ------          -----    -----------
                                                      $   1,651     $     279      $    (137)     $      (1)    $   1,792
                                                     -----------        -----         ------          -----    -----------
                                                     -----------        -----         ------          -----    -----------

                        COLUMBIA HEALTHCARE CORPORATION
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                  ADDITIONS
                                                                   BALANCE AT    CHARGED TO                     BALANCE
                                                                    BEGINNING     COSTS AND     DEDUCTIONS      AT END
                                                                    OF PERIOD     EXPENSES      OR PAYMENTS    OF PERIOD
                                                                   -----------  -------------  -------------  -----------
Allowances for loss on accounts receivable:
  Year ended December 31, 1991...................................   $     215     $     277      $    (340)    $     152
  Year ended December 31, 1992...................................         152           285           (271)          166
  Year ended December 31, 1993...................................         166           282           (288)          160

                        COLUMBIA HEALTHCARE CORPORATION
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                             1993       1992       1991
                                                                                           ---------  ---------  ---------
Maintenance and repairs..................................................................  $     116  $     105  $      95
Taxes other than payroll and income taxes................................................        121        106         91

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            INDEX TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Accountants.........................................................................       F-31
Supplemental Consolidated Financial Statements:
  Supplemental Consolidated Statement of Income for the years ended December 31, 1993, 1992 and 1991......       F-32
  Supplemental Consolidated Balance Sheet, December 31, 1993 and 1992.....................................       F-33
  Supplemental Consolidated Statement of Common Stockholders' Equity for the years ended December 31,
   1993, 1992 and 1991....................................................................................       F-34
  Supplemental Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and
   1991...................................................................................................       F-35
  Notes to Supplemental Consolidated Financial Statements.................................................       F-36
  Supplemental Quarterly Consolidated Financial Information (Unaudited)...................................       F-54
Supplemental Financial Statement Schedules (a):
  Schedule I -- Marketable Securities -- Other Security Investments,
   December 31, 1993......................................................................................       F-55
  Schedule II -- Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other
   Than Related Parties for the years ended December 31, 1993, 1992 and 1991..............................       F-56
  Schedule V -- Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991........       F-59
  Schedule VI -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for
   the years ended December 31, 1993, 1992 and 1991.......................................................       F-60
  Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and
   1991...................................................................................................       F-61
  Schedule X -- Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and
   1991...................................................................................................       F-62

- ------------------------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

    We have audited the supplemental consolidated financial statements and financial statement schedules of Columbia/HCA Healthcare Corporation listed in the index on page F-30 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The supplemental consolidated financial statements and financial statement schedules give retroactive effect to the merger of Columbia Healthcare Corporation and HCA -- Hospital Corporation of America on February 10, 1994, which will be accounted for as a pooling of interests as described in Notes 1 and 2 to the supplemental consolidated financial statements. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements and financial statement schedules do not extend through the date of consummation; however, they will become the historical consolidated financial statements and financial statement schedules of Columbia/HCA Healthcare Corporation after financial statements and financial statement schedules covering the date of consummation of the merger are issued.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation as of December 31, 1993 and 1992, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles applicable after financial statements are issued for the period which includes the date of consummation of the merger. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 7 to the supplemental consolidated financial statements, effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

COOPERS & LYBRAND
Louisville, Kentucky
February 28, 1994,
except for Note 15,
as to which the date
is March 24, 1994

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 SUPPLEMENTAL CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
Revenues..........................................................................  $  10,252  $   9,932  $   9,598
                                                                                    ---------  ---------  ---------
Salaries, wages and benefits......................................................      4,215      4,112      3,976
Supplies..........................................................................      1,664      1,613      1,467
Other operating expenses..........................................................      1,893      1,849      1,739
Provision for doubtful accounts...................................................        542        515        508
Depreciation and amortization.....................................................        554        541        524
Interest expense..................................................................        321        401        597
Investment income.................................................................        (66)       (81)       (64)
Non-recurring transactions........................................................        151        439        300
                                                                                    ---------  ---------  ---------
                                                                                        9,274      9,389      9,047
                                                                                    ---------  ---------  ---------
Income from continuing operations before minority interests and income taxes......        978        543        551
Minority interests in earnings of consolidated entities...........................          9         10          9
                                                                                    ---------  ---------  ---------
Income from continuing operations before income taxes.............................        969        533        542
Provision for income taxes........................................................        394        294        189
                                                                                    ---------  ---------  ---------
Income from continuing operations.................................................        575        239        353
Discontinued operations:
  Income (loss) from operations of discontinued health plan segment, net of income
   tax (benefit) of $9 in 1993, ($46) in 1992 and $9 in 1991......................         16       (108)        16
  Costs associated with discontinuance of health plan segment, net
   of income tax benefit of $2....................................................          -        (17)         -
Extraordinary loss on extinguishment of debt, net of income tax benefit of $51....        (84)         -          -
Cumulative effect on prior years of a change in accounting for income taxes.......          -         51          -
                                                                                    ---------  ---------  ---------
    Net income....................................................................  $     507  $     165  $     369
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Earnings per common and common equivalent share:
  Income from continuing operations...............................................  $    1.70  $     .73  $    1.20
  Discontinued operations:
    Income (loss) from operations of discontinued health plan segment.............        .04       (.33)       .05
    Costs associated with discontinuance of health plan segment...................          -       (.06)         -
  Extraordinary loss on extinguishment of debt....................................       (.24)         -          -
  Cumulative effect on prior years of a change in accounting for income taxes.....          -        .16          -
                                                                                    ---------  ---------  ---------
      Net income..................................................................  $    1.50  $     .50  $    1.25
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                 The accompanying notes are an integral part of
              the supplemental consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1993 AND 1992
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                     1993       1992
                                                                                                   ---------  ---------
Current assets:
  Cash and cash equivalents......................................................................  $     224  $     217
  Accounts receivable less allowance for loss of $513 -- 1993 and $475 -- 1992...................      1,566      1,624
  Inventories....................................................................................        245        238
  Other..........................................................................................        453        496
                                                                                                   ---------  ---------
                                                                                                       2,488      2,575
Property and equipment, at cost:
  Land...........................................................................................        568        553
  Buildings......................................................................................      4,049      3,741
  Equipment......................................................................................      3,442      3,133
  Construction in progress (estimated cost to complete and equip after December 31, 1993 --
   $299).........................................................................................        333        258
                                                                                                   ---------  ---------
                                                                                                       8,392      7,685
  Accumulated depreciation.......................................................................     (2,792)    (2,437)
                                                                                                   ---------  ---------
                                                                                                       5,600      5,248
Net assets of discontinued operations............................................................          -        376
Investments of professional liability insurance subsidiaries.....................................        700        644
Intangible assets net of accumulated amortization of $178 -- 1993
 and $233 -- 1992................................................................................      1,232      1,247
Other............................................................................................        196        257
                                                                                                   ---------  ---------
                                                                                                   $  10,216  $  10,347
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------
                                      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................................  $     445  $     410
  Salaries, wages and other compensation.........................................................        232        211
  Other accrued expenses.........................................................................        853        903
  Income taxes...................................................................................         22         92
  Long-term debt due within one year.............................................................        363        353
                                                                                                   ---------  ---------
                                                                                                       1,915      1,969
Long-term debt...................................................................................      3,335      3,303
Deferred credits and other liabilities...........................................................      1,438      1,353
Minority interests in equity of consolidated entities............................................         57         31
Contingencies
Common stockholders' equity:
  Common stock $.01 par; authorized 800,000,000 voting shares and 25,000,000 nonvoting shares;
   issued and outstanding 317,686,800 voting shares and 18,990,000 nonvoting shares -- 1993 and
   308,252,100 voting shares and 23,421,700 nonvoting shares -- 1992.............................          3          3
  Capital in excess of par value.................................................................      2,164      2,070
  Other..........................................................................................         59         69
  Retained earnings..............................................................................      1,245      1,549
                                                                                                   ---------  ---------
                                                                                                       3,471      3,691
                                                                                                   ---------  ---------
                                                                                                   $  10,216  $  10,347
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

                 The accompanying notes are an integral part of
              the supplemental consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       SUPPLEMENTAL CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                       COMMON STOCK
                                                      --------------  CAPITAL IN
                                                      SHARES    PAR   EXCESS OF          RETAINED
                                                       (000)   VALUE  PAR VALUE   OTHER  EARNINGS   TOTAL
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1990.........................  255,276  $  3   $     734   $  48  $ 1,314    $2,099
  Net income........................................                                         369       369
  Cash dividends (Galen Health Care, Inc.)..........                                        (138)     (138)
  Paid-in-kind dividend on cumulative exchangeable
   preferred stock..................................                                         (18)      (18)
  Issuance of common stock..........................    4,310                61                         61
  Stock options exercised and related tax benefits,
   net of 224,000 shares tendered in partial payment
   therefor.........................................      797                24                         24
  Accumulated credit under stock option contract....                                413                413
  Other.............................................       24                 2      10                 12
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1991.........................  260,407     3         821     471    1,527     2,822
  Net income........................................                                         165       165
  Cash dividends (Galen Health Care, Inc.)..........                                        (143)     (143)
  Issuance of common stock..........................   48,282               916                        916
  Stock options exercised and related tax benefits,
   net of 30,000 shares tendered in partial payment
   therefor.........................................   22,967               331    (386)               (55)
  Other.............................................       18                 2     (16)               (14)
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1992.........................  331,674     3       2,070      69    1,549     3,691
  Net income........................................                                         507       507
  Cash dividends (Columbia Healthcare
   Corporation).....................................                                          (9)       (9)
  Stock options exercised and related tax benefits,
   net of 81,000 shares tendered in partial payment
   therefor.........................................    4,000                71     (35)                36
  Spinoff transaction with Humana Inc.:
    Cash payment to Humana Inc......................                                        (135)     (135)
    Noncash transactions:
      Issuance of notes payable.....................                                        (250)     (250)
      Distribution of net investment in discontinued
       health plan operations.......................                                        (392)     (392)
      Transfer of a hospital facility...............                                         (25)      (25)
  Net unrealized gains on investment securities.....                                 27                 27
  Other.............................................    1,003                23      (2)                21
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1993.........................  336,677  $  3   $   2,164   $  59  $ 1,245    $3,471
                                                      -------  -----  ----------  -----  --------   ------
                                                      -------  -----  ----------  -----  --------   ------

                 The accompanying notes are an integral part of
              the supplemental consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                        1993       1992       1991
                                                                                      ---------  ---------  ---------
Cash flows from continuing operations:
  Net income........................................................................  $     507  $     165  $     369
  Adjustments to reconcile net income to net cash provided by operating activities:
    Discontinued operations.........................................................        (16)       127        (16)
    Minority interests in earnings of consolidated entities.........................          9         10          9
    Non-recurring transactions......................................................        151        439        300
    Depreciation and amortization...................................................        554        541        524
    Amortization of debt discounts and loan costs...................................         45         78        116
    Noncash interest on exchange debentures.........................................          -          4         57
    Deferred income taxes...........................................................        (28)        34       (210)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable....................................         19         98        (53)
      Increase in inventories and other assets......................................         (7)       (58)       (42)
      Increase (decrease) in income taxes...........................................         19       (160)        53
      Increase (decrease) in other liabilities......................................        (87)        83        164
    Change in accounting for income taxes...........................................          -        (51)         -
    Extraordinary loss on extinguishment of debt....................................        135          -          -
    Other...........................................................................         (3)       (23)       (14)
                                                                                      ---------  ---------  ---------
      Net cash provided by continuing operations....................................      1,298      1,287      1,257
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment................................................       (836)      (668)      (645)
  Acquisition of hospitals and health care facilities...............................        (79)       (36)       (96)
  Sale of assets....................................................................        191        225        860
  Investment in discontinued operations.............................................          -        (71)       (76)
  Change in investments.............................................................         21        (35)       (33)
  Other.............................................................................        (34)        (8)       (25)
                                                                                      ---------  ---------  ---------
      Net cash used in investing activities.........................................       (737)      (593)       (15)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of long-term debt........................................................      1,586        240        216
  Net change in commercial paper borrowings and lines of credit.....................        342       (176)       124
  Repayment of long-term debt.......................................................     (2,325)    (1,799)      (890)
  Payment to Humana Inc. in spinoff transaction.....................................       (135)         -          -
  Payment of cash dividends.........................................................        (40)      (143)      (134)
  Issuance of common stock..........................................................         43        741         71
  Other.............................................................................        (25)       (15)        (6)
                                                                                      ---------  ---------  ---------
      Net cash used in financing activities.........................................       (554)    (1,152)      (619)
                                                                                      ---------  ---------  ---------
Change in cash and cash equivalents.................................................          7       (458)       623
Cash and cash equivalents at beginning of period....................................        217        675         52
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of period..........................................  $     224  $     217  $     675
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Interest payments...................................................................  $     278  $     319  $     469
Income tax payments, net of refunds.................................................        347        360        385

                 The accompanying notes are an integral part of
              the supplemental consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES
    Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corporation which began operations on February 10, 1994 as a result of a merger involving Columbia Healthcare Corporation ("Columbia") and HCA -- Hospital Corporation of America ("HCA") (the "HCA Merger"). See Note 2 for a description of the specific terms of the HCA Merger.

    Prior to the HCA Merger, Columbia began operations on September 1, 1993 as a result of a merger involving Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 3 for a description of the specific terms of the Galen Merger.

    Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

BASIS OF PRESENTATION

    The supplemental consolidated financial statements include substantially all subsidiaries and partnerships controlled by Columbia/HCA as the managing general partner. Significant intercompany transactions have been eliminated.

    The HCA Merger and the Galen Merger have been accounted for by the pooling-of-interests method. Accordingly, the supplemental consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of CHC, Galen and HCA for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia's annual reporting period ending December 31.

    Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation of the HCA Merger; however, they will become the historical consolidated financial statements of Columbia/HCA after the financial statements including the date of consummation of the HCA Merger are issued.

REVENUES

    Columbia/HCA's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which Columbia/HCA is paid based upon established charges, cost of providing services, predetermined rates by diagnosis, fixed per diem rates or discounts from established charges.

    Revenues are recorded at estimated amounts due from patients and third-party payers for health care services provided, including anticipated settlements under reimbursement agreements with third-party payers.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

ACCOUNTS RECEIVABLE

    Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

    Depreciation expense, computed by the straight-line method, was $504 million in 1993, $493 million in 1992 and $478 million in 1991. Columbia/HCA uses component depreciation for buildings. Depreciation rates for buildings are equivalent to useful lives ranging generally from 20 to 25 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

INVESTMENTS

    On December 31, 1993, Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that investments in debt and equity securities be classified according to certain criteria.

INTANGIBLE ASSETS

    Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method over periods ranging from 10 to 40 years. Noncompete and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

PROFESSIONAL LIABILITY INSURANCE CLAIMS

    Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

MINORITY INTERESTS IN CONSOLIDATED ENTITIES

    The supplemental consolidated financial statements include all assets, liabilities and earnings of Columbia/HCA's partnerships, certain partnership interests of which are not owned by Columbia/ HCA. Accordingly, management has recorded minority interests in the earnings and equity of such partnerships.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. The computation also gives retroactive effect to the exchange of common shares in connection with the HCA Merger.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
    The following is a summary of shares used in the computation of earnings per common and common equivalent share (amounts in thousands):

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Columbia:
  Weighted average shares outstanding................................    150,017    144,897    138,936
  Common stock equivalents...........................................        966        718        750
                                                                       ---------  ---------  ---------
  Columbia common and common equivalent shares.......................    150,983    145,615    139,686
                                                                       ---------  ---------  ---------
HCA:
  Weighted average shares outstanding................................    175,374    149,547    113,480
  Common stock equivalents...........................................      3,901     24,690     20,109
                                                                       ---------  ---------  ---------
  HCA common and common equivalent shares............................    179,275    174,237    133,589
  Merger exchange ratio..............................................       1.05       1.05       1.05
                                                                       ---------  ---------  ---------
  Adjusted HCA common and common equivalent shares...................    188,239    182,949    140,268
                                                                       ---------  ---------  ---------
  Shares used in computation of earnings per common and common
   equivalent share..................................................    339,222    328,564    279,954
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Fully diluted earnings per common and common equivalent share is not presented because it approximates earnings per common and common equivalent share.

NOTE 2 -- HCA MERGER
    On October 2, 1993, Columbia entered into a definitive agreement to merge with HCA. This transaction was completed on February 10, 1994. In connection with the HCA Merger, Columbia stockholders approved an amendment to Columbia's Certificate of Incorporation changing the name of the corporation to Columbia/HCA Healthcare Corporation. HCA was then merged into a wholly owned subsidiary of Columbia/HCA. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 166,846,000 shares of Columbia/HCA voting common stock and approximately 18,990,000 shares of Columbia/HCA nonvoting common stock, respectively (an exchange ratio of 1.05 shares of Columbia/HCA common stock for each share of HCA voting and nonvoting common stock).

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- HCA MERGER (CONTINUED)
    The HCA Merger has been accounted for as a pooling of interests, and accordingly, the supplemental consolidated financial statements give retroactive effect to the combined operations of Columbia and HCA for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger (dollars in millions):

                                                                          COLUMBIA       HCA     COMBINED
                                                                         -----------  ---------  ---------
1993:
  Revenues.............................................................   $   5,130   $   5,122  $  10,252
  Income from continuing operations....................................         193         382        575
  Net income...........................................................         139         368        507
1992:
  Revenues.............................................................   $   4,806   $   5,126  $   9,932
  Income from continuing operations....................................         211          28        239
  Net income...........................................................         137          28        165
1991:
  Revenues.............................................................   $   4,612   $   4,986  $   9,598
  Income (loss) from continuing operations.............................         358          (5)       353
  Net income (loss)....................................................         374          (5)       369

NOTE 3 -- GALEN MERGER
    On August 31, 1993, the stockholders of both CHC and Galen approved the Galen Merger, effective as of September 1, 1993. In connection with the Galen Merger, CHC, a Nevada corporation, was merged into Columbia. Each CHC share of common stock was converted on a tax-free basis into one share of Columbia common stock. Immediately subsequent thereto, a wholly owned subsidiary of Columbia was merged into Galen, at which time Galen became a wholly owned subsidiary of Columbia. In connection with this transaction, Columbia issued approximately 123,830,000 shares of common stock in a tax-free exchange for all of the outstanding common shares of Galen (an exchange ratio of 0.775 of a share of Columbia common stock for each share of Galen common stock).

    The Galen Merger has been accounted for as a pooling of interests, and accordingly, the supplemental consolidated financial statements give retroactive effect to the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Galen Merger (dollars in millions):

                                                                               CHC       GALEN     COMBINED
                                                                            ---------  ---------  -----------
Eight months ended August 31, 1993 (unaudited):
  Revenues................................................................  $     823  $   2,600   $   3,423
  Income from continuing operations.......................................         17        176         193
  Net income..............................................................         17        192         209
1992:
  Revenues................................................................  $     819  $   3,987   $   4,806
  Income from continuing operations.......................................         26        185         211
  Net income..............................................................         26        111         137
1991:
  Revenues................................................................  $     499  $   4,113   $   4,612
  Income from continuing operations.......................................         15        343         358
  Net income..............................................................         15        359         374

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS
    Prior to the Galen Merger, Galen began operating its hospital business as an independent publicly held corporation on March 1, 1993 as a result of a tax-free spinoff transaction (the "Spinoff") by Humana Inc. ("Humana"), which retained its managed care health plan business. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis.

    For accounting purposes, because of the relative significance of the hospital business, the pre-Spinoff consolidated financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operations and net assets of Humana's managed care health plans have been classified as discontinued operations.

    In connection with the Spinoff, Galen entered into various agreements with Humana which were intended to facilitate orderly changes for both the hospital and managed care health plan businesses in a way which would be minimally disruptive to each entity. Principal contracts are summarized below:

    OPERATIONS -- Certain former Galen hospitals will provide medical services to insureds of Humana for three years subsequent to the Spinoff. The contract includes, among other things, established payment rates for various inpatient and outpatient services and annual increases therein, and hospital utilization guarantees and related penalties.

    LIABILITIES AND INDEMNIFICATION -- Each entity assumed liability for specified claims. The entities will also share risks with respect to certain litigation and other contingencies, both identified and unknown.

    INCOME TAXES -- Each entity entered into risk-sharing arrangements in connection with the ultimate resolution of various income tax disputes.

    FINANCING -- In January 1993 certain subsidiaries issued $250 million of notes payable to Humana, and paid to Humana $135 million in cash on March 1, 1993 which was financed principally through the issuance of commercial paper. The $250 million of notes were repaid in September 1993 in connection with the refinancing of certain long-term debt.

    ADMINISTRATION   --  These   arrangements  relate  to   leasing  of  certain
administrative facilities, division of information systems, employee benefit and stock option plans, and various administrative service arrangements.

    Revenues of the discontinued managed care health plan business (included in discontinued operations in the accompanying supplemental consolidated statement of income) were $523 million in 1993, $2.9 billion in 1992 and $2.5 billion in 1991.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- NON-RECURRING TRANSACTIONS

1993

    In September 1993 the following charges were recorded in connection with the Galen Merger (dollars in millions):

Investment advisory and professional fees, and employee benefit plan
 costs...............................................................  $      62
Writedown of assets in connection with the consolidation of the
 combined entity's operations........................................         63
Administrative facility asset writedowns and conversion costs
 associated with the transaction.....................................         16
Provision for loss on planned sales of assets........................         10
                                                                       ---------
                                                                       $     151
                                                                       ---------
                                                                       ---------

1992

    In September 1992 a pretax charge of $394 million was recorded in connection with the planned divestiture of twenty-two psychiatric hospitals and the unrelated sale of two other facilities. The charge included the writedown to estimated net realizable value of the hospitals to be sold, a $231 million writeoff of permanently impaired cost in excess of net assets acquired, and the costs associated with the replacement of certain credit agreements.

    Income from continuing operations in 1992 also includes a gain of $93 million on the sale of an investment in common stock of HealthTrust, Inc. -- The Hospital Company ("HealthTrust").

    Income from continuing operations in 1992 includes $138 million of charges incurred primarily in connection with the Spinoff, including a provision for loss on the planned sale of hospitals, writedowns of assets in markets with significant declines in operations, administrative facility asset writedowns and certain other costs associated with the separation of the hospital and health plan businesses. Costs aggregating $171 million (before income taxes) incurred by Humana primarily in connection with the Spinoff are included in discontinued operations in 1992.

1991

    Income from continuing operations in 1991 includes (i) a charge of $413 million in connection with the acceleration of vesting of stock options under the HCA Nonqualified Stock Option Plan and the establishment of exercise prices at levels substantially less than the then fair value of the underlying common stock, (ii) a charge of $159 million primarily in connection with the anticipated loss on the disposition of certain hospitals and other assets, (iii) a gain of $51 million on the sale of a hospital, and (iv) a gain of $221 million on the sale of an investment in preferred stock and warrants of HealthTrust.

NOTE 6 -- OTHER BUSINESS COMBINATIONS
    During the past three years, Columbia/HCA has acquired various hospitals and related ancillary health care facilities (or controlling interests in such facilities), all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The supplemental consolidated financial statements include the operations of acquired entities since the respective acquisition dates.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- OTHER BUSINESS COMBINATIONS (CONTINUED)
    The following is a summary of acquisitions consummated during the last three years (dollars in millions):

                                                                               1993       1992       1991
                                                                             ---------  ---------  ---------
Number of hospitals........................................................          3         15          2
Number of licensed beds....................................................        903      2,345      1,420
Purchase price information:
  Fair value of assets acquired............................................  $     164  $     490  $     165
  Liabilities assumed......................................................        (76)      (279)       (48)
                                                                             ---------  ---------  ---------
    Net assets acquired....................................................         88        211        117
                                                                             ---------  ---------  ---------
  Issuance of common stock.................................................          -        119          1
  Cash acquired............................................................          9         15         15
  Cash received from sale of certain acquired assets.......................          -         40          -
  Other....................................................................          -          1          5
                                                                             ---------  ---------  ---------
                                                                                     9        175         21
                                                                             ---------  ---------  ---------
    Net cash paid for acquisitions.........................................  $      79  $      36  $      96
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    In July 1992 Columbia/HCA acquired Basic American Medical, Inc. ("BAMI") (included in the table above) through a merger into a wholly owned subsidiary. The assets of BAMI included eight hospitals containing 1,203 licensed beds and certain other health care businesses. The transaction was financed through the assumption of approximately $140 million of long-term debt, issuance of 6,995,000 shares of common stock and payment of $38 million in cash to BAMI stockholders.

    The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $7 million in 1993, $97 million in 1992 and $19 million in 1991.

    The pro forma effect of these acquisitions on Columbia/HCA's results of operations was not significant.

NOTE 7 -- INCOME TAXES
    Provision for income taxes consists of the following (dollars in millions):

                                                                                  1993       1992       1991
                                                                                ---------  ---------  ---------
Current:
  Federal.....................................................................  $     357  $     232  $     375
  State.......................................................................         69         34         64
                                                                                ---------  ---------  ---------
                                                                                      426        266        439
                                                                                ---------  ---------  ---------
Deferred:
  Federal.....................................................................        (36)        22       (218)
  State.......................................................................          4          6        (32)
                                                                                ---------  ---------  ---------
                                                                                      (32)        28       (250)
                                                                                ---------  ---------  ---------
                                                                                $     394  $     294  $     189
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
    Reconciliation of federal statutory rate to effective income tax rate follows:

                                                                               1993       1992       1991
                                                                             ---------  ---------  ---------
Federal statutory rate.....................................................       35.0%      34.0%      34.0%
State income taxes, net of federal income tax benefit......................        4.6        4.4        2.9
Gain on sale of HealthTrust investments....................................          -          -       (3.5)
Merger costs...............................................................        0.6          -          -
Costs in excess of net assets acquired.....................................        1.2       16.6        2.3
Tax exempt investment income...............................................       (0.9)      (1.7)      (1.5)
Other items, net...........................................................        0.1        1.8        0.7
                                                                                   ---        ---        ---
Effective income tax rate..................................................       40.6%      55.1%      34.9%
                                                                                   ---        ---        ---
                                                                                   ---        ---        ---

    In  August 1993  Congress enacted the  Omnibus Budget  Reconciliation Act of
1993 which included, among other things, an increase in corporate income tax rates retroactive to January 1, 1993. This legislation had no material effect on 1993 net income.

    Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of January 1, 1992, the effect of which increased 1992 net income by $51 million. The provisions of SFAS 109 require, among other things, recognition of deferred income taxes using statutory rates at which temporary differences in the tax and book bases of assets and liabilities are expected to affect taxable income in future years.

    A summary of deferred income taxes by source included in the consolidated balance sheet at December 31, 1993 and 1992 follows (dollars in millions):

                                                                       1993                    1992
                                                              ----------------------  ----------------------
                                                               ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                              ---------  -----------  ---------  -----------
Depreciation................................................  $       -   $     766   $       -   $     748
Long-term debt..............................................          -          26           -          71
Professional liability risk.................................        329           -         336           -
Doubtful accounts...........................................         91           -          85           -
Property losses.............................................         87           -         111           -
Cash basis..................................................          -          60           -          89
Compensation................................................         24           -          18           -
Capitalized leases..........................................         11           -          12           -
Other.......................................................        215         167         202         106
                                                              ---------  -----------  ---------  -----------
                                                              $     757   $   1,019   $     764   $   1,014
                                                              ---------  -----------  ---------  -----------
                                                              ---------  -----------  ---------  -----------

    Management believes that the deferred tax assets in the table above will ultimately be realized. Management's conclusion is based primarily on its expectation of future taxable income and the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1993.

    Deferred income taxes totaling $295 million and $257 million at December 31, 1993 and 1992, respectively, are included in other current assets. Noncurrent deferred income taxes, included in deferred credits and other liabilities, totaled $557 million and $507 million at December 31, 1993 and 1992, respectively.

    The Internal Revenue Service (the "Service") has issued statutory notices of deficiency in connection with its examinations of HCA's federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these
claimed  deficiencies  in  the  United  States  Tax  Court.  In  addition,   the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
Service has proposed certain adjustments in connection with its examinations of HCA's 1989 and 1990 federal income tax returns. The following is a discussion of the disputed items with respect to these years.

METHOD OF ACCOUNTING

    For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the Service. The Service now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the Service should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the Service were successful with respect to this issue, Columbia/HCA would owe an additional $110 million in income taxes and $432 million in interest as of December 31, 1993.

HOSPITAL ACQUISITIONS

    In connection with hospitals acquired by HCA in 1981 and 1985, the Service has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the Service ultimately prevails in this regard, Columbia/HCA would owe an additional $113 million in income taxes and $139 million in interest as of December 31, 1993.

INSURANCE SUBSIDIARY

    Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the Service asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through December 31, 1993, Columbia/HCA is seeking a refund totaling $51 million in income taxes and $93 million in interest in connection with this issue.

    As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to HealthTrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The Service has disallowed the deduction and is claiming an additional $5 million in income taxes and $15 million in interest. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to HealthTrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

HEALTHTRUST SALE

    In connection with its sale of certain Subsidiaries to HealthTrust in 1987 in exchange for cash, HealthTrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The Service claims a higher

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
aggregate valuation, based on the face amount of the preferred stock and a separate appraisal HealthTrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the Service succeeds in its assertion, HCA's tax basis in its HealthTrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the HealthTrust preferred stock and warrants. Including the effect of the sales of these securities, the Service is claiming additional interest of $64 million through December 31, 1993.

    Also in connection with the 1987 sale of certain Subsidiaries to HealthTrust, the Service claims that HCA's basis in the stock of the Subsidiaries sold to HealthTrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The Service position is contrary to a Tax Court decision in a similar case. The Service is claiming additional income taxes of $79 million and interest of $66 million through December 31, 1993.

    In connection with the 1987 HealthTrust transactions, the Service further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the Service prevail, Columbia/HCA would owe $11 million of additional income taxes and $17 million of interest through December 31, 1993. The position of the Service is an alternative to its denial of the use of the cash method of accounting previously discussed.

DOUBTFUL ACCOUNTS

    The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the Service is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under an accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The Service disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the Service contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the Service prevails, Columbia/HCA would owe additional income taxes of $102 million and interest of $48 million through December 31, 1993.

LEVERAGED BUY-OUT EXPENSES

    The Service has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the Service. Columbia/HCA believes that all of these costs are deductible. If the Service prevails on these issues, Columbia/HCA would owe income taxes of $94 million and interest of $24 million through December 31, 1993.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
OTHER ISSUES

    Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The Service is claiming an additional $44 million in income taxes and $28 million in interest through December 31, 1993 with respect to these issues.

    Management believes that HCA had properly reported its income and paid its taxes in accordance with applicable laws and agreements established with the Service during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia/HCA.

NOTE 8 -- PROFESSIONAL LIABILITY RISKS
    Columbia/HCA insures a substantial portion of its professional liability risks through wholly owned insurance subsidiaries. Provisions for such risks underwritten by the subsidiaries and deductibles at certain hospitals, including expenses incident to claim settlements, were $96 million for 1993, $102 million for 1992 and $111 million for 1991. Amounts funded to the insurance subsidiaries were $62 million for 1993, $55 million for 1992 and $56 million for 1991.

    Allowances  for  professional  liability  risks,  included  principally   in
deferred credits and other liabilities, were $817 million and $791 million at December 31, 1993 and 1992, respectively.

    As discussed in Note 1, Columbia/HCA adopted the provisions of SFAS 115 on December 31, 1993. Accordingly, common stockholders' equity was increased by $27 million (net of deferred income taxes) to reflect the net unrealized gain on investments classified as available for sale. Prior to the adoption of SFAS 115, debt securities were recorded at amortized cost (which approximated fair value), while equity securities were recorded at the lower of aggregate cost or fair value. The adoption of SFAS 115 had no effect on earnings in 1993.

    The provisions of SFAS 115 require that investments in debt and equity securities be classified according to the following criteria:

    TRADING ACCOUNT -- Assets held for resale in anticipation of short-term changes in market conditions are recorded at fair value and gains and losses, both realized and unrealized, are included in income. Columbia/HCA does not maintain a trading account portfolio.

    HELD TO MATURITY -- Certain debt securities of Columbia/HCA's professional liability insurance subsidiaries are expected to be held to maturity as a result of management's intent and ability to do so. These investments are carried at amortized cost.

    AVAILABLE FOR SALE -- Debt and equity securities not classified as either trading securities or held to maturity are classified as available for sale and recorded at fair value. Unrealized gains and losses are excluded from income and recorded as a separate component of common stockholders' equity.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The following is a summary of the insurance subsidiaries' investments at December 31, 1993 and 1992 (dollars in millions):

                                                                              DECEMBER 31, 1993
                                                                         ----------------------------
                                                                                 UNREALIZED
                                                                                  AMOUNTS
                                                                               --------------   FAIR
                                                                         COST  GAINS  LOSSES    VALUE
                                                                         ----  -----  -------   -----
Held to maturity:
  United States Government obligations.................................  $ 44  $  -   $    -    $  44
                                                                         ----  -----  -------   -----
Available for sale:
  Bonds:
    United States Government...........................................    19     1        -       20
    States and municipalities..........................................   372    16        -      388
    Mortgage-backed securities.........................................    54     1        -       55
    Corporate and other................................................    51     2       (1)      52
  Money market funds...................................................    31     -        -       31
  Redeemable preferred stocks..........................................    17     1        -       18
                                                                         ----  -----  -------   -----
                                                                          544    21       (1)     564
                                                                         ----  -----  -------   -----
  Equity securities:
    Adjustable rate preferred stocks...................................    13     1        -       14
    Common stocks......................................................   133    27       (4)     156
                                                                         ----  -----  -------   -----
                                                                          146    28       (4)     170
                                                                         ----  -----  -------   -----
                                                                         $734  $ 49   $   (5)     778
                                                                         ----  -----  -------
                                                                         ----  -----  -------
Amounts classified as current assets...................................                           (78)
                                                                                                -----
Investment carrying value..............................................                         $ 700
                                                                                                -----
                                                                                                -----

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)

                                                                              DECEMBER 31, 1992
                                                                         ----------------------------
                                                                                 UNREALIZED
                                                                                  AMOUNTS
                                                                               --------------
                                                                                                FAIR
                                                                         COST  GAINS  LOSSES    VALUE
                                                                         ----  -----  -------   -----
Held to maturity:
  United States Government obligations.................................  $ 19  $  -   $    -    $  19
  Certificates of deposit..............................................    20     -        -       20
                                                                         ----  -----  -------   -----
                                                                           39     -        -       39
                                                                         ----  -----  -------   -----
Available for sale:
  Bonds:
    United States Government...........................................    22     1        -       23
    States and municipalities..........................................   312     9        -      321
    Mortgage-backed securities.........................................    55     -        -       55
    Corporate and other................................................    39     2        -       41
  Money market funds...................................................    68     -        -       68
  Redeemable preferred stocks..........................................    18     -        -       18
                                                                         ----  -----  -------   -----
                                                                          514    12        -      526
                                                                         ----  -----  -------   -----
  Equity securities:
    Adjustable rate preferred stocks...................................    20     1        -       21
    Common stocks......................................................   136    21       (9)     148
                                                                         ----  -----  -------   -----
                                                                          156    22       (9)     169
                                                                         ----  -----  -------   -----
                                                                          709  $ 34   $   (9)   $ 734
                                                                               -----  -------   -----
                                                                               -----  -------   -----
Amounts classified as current assets...................................   (65)
                                                                         ----
Investment carrying value..............................................  $644
                                                                         ----
                                                                         ----

    The cost and estimated fair value of debt and equity securities at December 31, 1993 by contractual maturity are shown below (dollars in millions). Expected and contractual maturities will differ because the issuers of certain securities may have the right to prepay or otherwise redeem such obligations without penalty.

                                                                                             FAIR
                                                                                  COST       VALUE
                                                                                ---------  ---------
Held to maturity:
  Due in one year or less.....................................................  $      44  $      44
                                                                                ---------  ---------
Available for sale:
  Due in one year or less.....................................................         34         34
  Due after one year through five years.......................................        134        136
  Due after five years through ten years......................................        131        137
  Due after ten years.........................................................        245        257
                                                                                ---------  ---------
                                                                                      544        564
  Equity securities...........................................................        146        170
                                                                                ---------  ---------
                                                                                      690        734
                                                                                ---------  ---------
                                                                                $     734  $     778
                                                                                ---------  ---------
                                                                                ---------  ---------

    The fair value of the subsidiaries' investments is based generally on quoted market prices.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The average life of the above investments (excluding common stocks) approximated five years at December 31, 1993 and four years at December 31, 1992, and the tax equivalent yield on such investments averaged 10% for the last three years. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of nontaxable investment income.

    Sales of securities for the year ended December 31, 1993 are summarized below (dollars in millions):

                                                                                         TYPE OF SECURITY
                                                                                      ----------------------
                                                                                        DEBT       EQUITY
                                                                                      ---------  -----------
Cash proceeds.......................................................................  $     185   $     106
Gross realized gains................................................................          4          19
Gross realized losses...............................................................          -          10

NOTE 9 -- LONG-TERM DEBT
    A summary of long-term debt at December 31 follows (dollars in millions):

                                                                                       1993       1992
                                                                                     ---------  ---------
Senior collateralized debt, 5% to 13.8% (rates generally fixed) payable in periodic
 installments through 2034.........................................................  $     211  $     401
Senior debt, 8% to 13.3% (rates generally fixed) payable in periodic installments
 through 2023......................................................................      1,158      1,166
Fixed rate note agreement (13% rate)...............................................        100        100
Commercial paper (rates fixed under interest rate agreements averaging four years
 at 7.9%)..........................................................................        380        380
Commercial paper (floating rates averaging 3.4%)...................................        495        153
Bank credit agreement (floating rates averaging 4.4%)..............................      1,172      1,067
Bank line of credit (floating rates averaging 3.6%)................................        100          -
Subordinated credit agreement (floating rates averaging 5.9%)......................          -        300
Subordinated debt, 8.5% to 15% (rates generally fixed) payable in periodic
 installments through 2008.........................................................         82         89
                                                                                     ---------  ---------
Total debt, average life of six years (rates averaging 6.7%).......................      3,698      3,656
Amounts due within one year........................................................        363        353
                                                                                     ---------  ---------
Long-term debt.....................................................................  $   3,335  $   3,303
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    Borrowings under the commercial paper programs are classified as long-term debt due to the credit available under the revolving credit agreements discussed below and management's intention to refinance these borrowings on a long-term basis.

    Maturities of long-term debt in years 1995 through 1998 are $1.1 billion, $161 million, $64 million and $1.1 billion, respectively. Such amounts reflect maturities of debt issued for refinancings through March 24, 1994 and, as to short-term debt classified as long-term, are based upon maturities of the revolving credit agreements. Approximately 8% of Columbia/HCA's property and equipment is pledged on senior collateralized debt.

    During the past three years Columbia/HCA has reduced interest costs and eliminated certain restrictive covenants by refinancing or prepaying high interest rate debt, primarily through the use of existing cash and cash equivalents and issuance of long-term debt, commercial paper and equity. Amounts refinanced or prepaid totaled $787 million in 1993, $1 billion in 1992 and $275 million in 1991. After-tax losses from refinancing activities in 1993 aggregated $84 million or $.24 per share.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
    In February 1994 Columbia/HCA entered into revolving credit agreements (the "Credit Facilities") in the aggregate amount of $3 billion. The Credit Facilities comprise a four-year $1 billion revolving credit agreement and a 364-day $2 billion revolving credit agreement. The Credit Facilities were established to support Columbia/HCA's commercial paper programs and replace $3.2 billion of prior revolving credit agreements associated with HCA ($1.6 billion) and Columbia ($1.6 billion). Interest is payable generally at either LIBOR plus 1/4% to 1/2% (depending on Columbia/HCA's credit rating), or the higher of prime, the bank certificate of deposit rate plus 1% or the Federal Funds rate plus 1/2%.

    In December 1993 Columbia/HCA issued $150 million of 6 1/8% Notes due 2000 and $150 million of 7 1/2% Notes due 2023.

    During 1992 Columbia/HCA sold $100 million face amount of 10 7/8% Senior Subordinated Notes due 2002 and $135 million face amount of 11 1/2% Senior Subordinated Notes due 2002. In September 1993 $232 million face amount of these notes were retired through the completion of a tender offer.

    Proceeds from the public offering of 41,055,000 shares of voting common stock in 1992 were used to repay $352 million of debt outstanding under a bank credit agreement and redeem the 15 3/4% Subordinated Discount Debentures and related interest aggregating $444 million.

    In connection with the acquisition of BAMI in 1992, Columbia/HCA assumed approximately $140 million of long-term debt, including approximately $64 million of senior collateralized notes payable in quarterly installments through 1998 at interest rates ranging from 10.7% to 11.7%. In September 1993 Columbia/HCA effected the defeasance of these notes.

    In 1991 one of Columbia/HCA's partnerships issued $95 million of 11.45% Senior Secured Notes due 2001. Proceeds from the issuance were used to repay $66 million of bank debt and finance expansion. These notes were retired in connection with the refinancing of debt in September 1993. Columbia/HCA also issued in 1991 a $40 million face amount 9% Subordinated Mandatory Convertible Note due 1999. The note is convertible at the option of the holder into Columbia/HCA voting common stock at a price of $18.50 per share (adjusted for stock splits, recapitalizations and reorganizations). The note will be automatically converted into common stock if the average per share market price for four months preceding the July 1 anniversary exceeds a specified amount ranging from $27.00 in 1994 to $34.00 in 1996.

    In 1991 Columbia/HCA exchanged its Cumulative Exchangeable Preferred Stock for 17 1/2% Junior Subordinated Exchangeable Debentures due 2005. These debentures were redeemed in 1992 from proceeds on the 1991 sale of HealthTrust preferred stock and warrants.

    Columbia/HCA's  credit facilities contain  customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios.

    The estimated fair value of Columbia/HCA's long-term debt was $4.1 billion at both December 31, 1993 and 1992, compared to carrying amounts aggregating $3.7 billion at the end of each year. Certain subsidiaries of Columbia/HCA have entered into agreements which reduce the impact of changes in interest rates on $380 million of floating rate long-term debt. At December 31, 1993 and 1992, the fair value of Columbia/HCA's net payable position under these agreements (included in the aggregate fair value amounts above) totaled $34 million and $29 million, respectively. The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Columbia/HCA as a result of the HCA Merger for debt of the same remaining maturities.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
    As discussed in Note 4, in connection with the Spinoff, certain subsidiaries issued notes payable ($250 million) and paid cash ($135 million financed primarily through the issuance of commercial paper) to Humana in 1993. If the Spinoff had occurred on December 31, 1992, Columbia/HCA's ratio of debt to debt plus common stockholders' equity would have increased from 50% to 58%.

NOTE 10 -- LEASES
    Columbia/HCA  leases  real  estate   and  equipment  under  cancelable   and
non-cancelable   arrangements.  Future  minimum  payments  under  non-cancelable operating leases are as follows (dollars in millions):

1994.................................................................  $     123
1995.................................................................        102
1996.................................................................         78
1997.................................................................         63
1998.................................................................         43
Thereafter...........................................................        242

    Rent expense aggregated $196 million, $190 million and $170 million for the years ended December 31, 1993, 1992 and 1991, respectively.

NOTE 11 -- CONTINGENCIES
    Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

    Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect Columbia/HCA's financial position or results of operations.

    Principal contingencies are described below:

        REVENUES -- Certain third-party payments are subject to examination by agencies administering the programs. Columbia/HCA is contesting certain issues raised in audits of prior year cost reports.

        PROFESSIONAL LIABILITY RISKS -- Columbia/HCA has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements and expenses incident thereto may differ from the provisions for loss.

        INTEREST RATE AGREEMENTS -- Certain subsidiaries of Columbia/HCA are parties to agreements which reduce the impact of changes in interest rates on its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, Columbia/HCA may incur a loss on the difference between market rates and contract rates.

        INCOME TAXES -- Columbia/HCA is contesting adjustments proposed by the IRS.

        SPINOFF   --  Certain  subsidiaries  of   Columbia/HCA  are  parties  to
    risk-sharing arrangements with Humana.

        REGULATORY REVIEW -- Federal regulators are investigating certain financial arrangements with physicians at two psychiatric hospitals.

        LITIGATION -- Various suits and claims arising in the ordinary course of business are pending against Columbia/HCA.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- CAPITAL STOCK
    The terms and conditions associated with each class of Columbia/HCA common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations. In addition, certain voting common stockholders may convert their shares on a one-for-one basis into nonvoting common stock.

    The following shares of common stock were reserved at December 31, 1993 (amounts in thousands):

Stock option plans.........................................................     20,118
Retirement and savings plans...............................................      8,887
Other......................................................................      2,853
                                                                             ---------
                                                                                31,858
                                                                             ---------
                                                                             ---------

    Columbia/HCA has plans under which options to purchase common stock may be granted to officers, employees and directors. Except for those discussed in Note 5, options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending four to fifteen years after grant. Activity in the plans is summarized below (share amounts in thousands):

                                                                        SHARES
                                                                         UNDER       OPTION PRICE
                                                                        OPTION        PER SHARE
                                                                       ---------  ------------------
Balances, December 31, 1990..........................................     37,163  $   0.22 to $37.00
  Granted............................................................      4,078      0.60 to  25.24
  Exercised..........................................................     (1,021)     7.21 to  23.37
  Cancelled or lapsed................................................     (1,142)     0.60 to  37.00
                                                                       ---------
Balances, December 31, 1991..........................................     39,078      0.22 to  25.71
  Granted............................................................      3,950      0.60 to  22.62
  Conversion of BAMI stock options...................................        466      3.18 to  11.59
  Exercised..........................................................    (22,998)     0.22 to  17.25
  Cancelled or lapsed................................................     (7,399)     0.22 to  23.37
                                                                       ---------
Balances, December 31, 1992..........................................     13,097      0.22 to  25.71
  Granted............................................................      1,660      0.60 to  33.38
  Exercised..........................................................     (4,018)     0.22 to  23.37
  Cancelled or lapsed................................................       (709)     0.22 to  25.71
                                                                       ---------
Balances, December 31, 1993..........................................     10,030  $   0.22 to $33.38
                                                                       ---------
                                                                       ---------

    At December 31, 1993, options for 4,026,700 shares were exercisable. Shares of common stock available for future grants were 10,088,000 at December 31, 1993 and 11,442,900 at December 31, 1992.

    In connection with the Galen Merger, certain preferred stock purchase rights were redeemed which were previously issued to Galen common stockholders. The cost of this transaction was not significant. In addition, a stockholder rights plan was adopted upon consummation of the Galen Merger (similar to that of Galen) under which common stockholders have the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for certain percentages of Columbia/HCA's common stock. The rights will expire in 2003 unless redeemed earlier by Columbia/ HCA.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- CAPITAL STOCK (CONTINUED)
    In September 1993 the Board of Directors initiated a regular quarterly cash dividend on common stock of $.03 per share.

    In March 1992 Columbia/HCA issued 41,055,000 shares of voting common stock, the net proceeds from which ($796 million) were used to reduce long-term debt. Assuming that these shares were issued and the proceeds therefrom were used to reduce long-term debt at the beginning of the year, earnings per common and common equivalent share would have been $.53 in 1992.

    In connection with the HCA Merger, Columbia/HCA stockholders voted to increase the aggregate number of authorized voting shares of common stock from 400 million to 800 million, and the number of authorized nonvoting common shares was established at 25 million. In addition, authorized shares of preferred stock (none of which are outstanding) were increased from 10 million to 25 million.

NOTE 13 -- EMPLOYEE BENEFIT PLANS
    Columbia/HCA maintains noncontributory defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's earned income and are vested over specified periods of employee service. Retirement plan expense was $97 million for 1993, $102 million for 1992 and $86 million for 1991. Amounts equal to retirement plan expense are funded annually.

    Columbia/HCA maintains various contributory savings plans which are available to employees who meet certain minimum requirements. Certain of the plans require that Columbia/HCA match an amount ranging from 50% to 60% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $20 million for 1993, $19 million for 1992 and $15 million for 1991. Columbia/HCA contributions are funded periodically during the year.

NOTE 14 -- ACCRUED EXPENSES
    The following is a summary of other accrued expenses at December 31 (dollars in millions):

                                                                                         1993       1992
                                                                                       ---------  ---------
Workers' compensation................................................................  $     102  $      90
Taxes other than income..............................................................        143        118
Professional liability risks.........................................................         89         80
Employee benefit plans...............................................................        158        197
Interest.............................................................................        181        167
Other................................................................................        180        251
                                                                                       ---------  ---------
                                                                                       $     853  $     903
                                                                                       ---------  ---------
                                                                                       ---------  ---------

NOTE 15 -- SUBSEQUENT EVENTS

INCOME TAXES

    On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior year income taxes and related interest. This transaction will not have a material effect on 1994 earnings.

LONG-TERM DEBT

    Since completion of the HCA Merger, certain HCA and other long-term debt has been refinanced in an effort to reduce future interest expense. These transactions were financed primarily through the issuance of commercial paper, $175 million of 6 1/2% Notes due 1999 and $150 million of 7.15% Notes due 2004. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's first quarter 1994 net income by approximately $80 million.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
     SUPPLEMENTAL QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1993
                                                            --------------------------------------------------------
                                                               FIRST         SECOND          THIRD         FOURTH
                                                            -----------    -----------    -----------    -----------
Revenues................................................... $ 2,654        $ 2,536        $ 2,491        $ 2,571
Net income (loss):
  Continuing operations (a)................................     205            166             28            176
  Discontinued operations..................................      16              -              -              -
  Extraordinary loss on extinguishment of
   debt....................................................       -              -            (84)             -
    Net income (loss)......................................     221            166            (56)           176
Per common share:
  Earnings (loss):
    Continuing operations (a)..............................     .61            .49            .08            .52
    Discontinued operations................................     .04              -              -              -
    Extraordinary loss on extinguishment of
     debt..................................................       -              -           (.24)             -
      Net income (loss)....................................     .65            .49           (.16)           .52
  Market prices (b):
    High...................................................      24 1/2         27 3/4         31             33 7/8
    Low....................................................      16 1/4         19 1/4         25 3/8         27

                                                                                      1992
                                                            --------------------------------------------------------
                                                               FIRST         SECOND          THIRD         FOURTH
                                                            -----------    -----------    -----------    -----------
Revenues................................................... $ 2,559        $ 2,450        $ 2,451        $ 2,472
Net income (loss):
  Continuing operations (c)(d).............................     174            158           (300)           207
  Discontinued operations (c)..............................       3             (2)          (132)             6
  Change in accounting for income taxes....................      51              -              -              -
    Net income (loss)......................................     228            156           (432)           213
Per common share:
  Earnings (loss):
    Continuing operations (c)(d)...........................     .57            .48           (.89)           .61
    Discontinued operations (c)............................     .02           (.02)          (.39)           .02
    Change in accounting for income taxes..................     .16              -              -              -
      Net income (loss)....................................     .75            .46          (1.28)           .63
  Market prices (b):
    High...................................................      21 1/4         22             19 1/4         21 3/4
    Low....................................................      16 1/2         16 1/4         16 1/4         13 3/4

- ------------------------
(a) Third quarter loss includes $98 million ($.29 per share) of costs related to the Galen Merger. See Note 5 of the Notes to Supplemental Consolidated Financial Statements.
(b) Represents high and low sales prices of CHC common stock for periods prior to the Galen Merger and Columbia common stock prior to the HCA Merger. Columbia/HCA common stock is traded on the New York Stock Exchange (ticker symbol -- COL).
(c) Third quarter net loss includes charges of $221 million ($.65 per share) related primarily to the Spinoff, of which $86 million ($.25 per share) is included in continuing operations and $135 million ($.40 per share) is included in discontinued operations. The loss also includes $330 million ($.98 per share) associated with divestitures of certain assets. See Note 5 of the Notes to Supplemental Consolidated Financial Statements.
(d) Fourth quarter net income includes a gain of $58 million ($.17 per share) on the sale of HealthTrust common stock. See Note 5 of the Notes to Supplemental Consolidated Financial Statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
 SUPPLEMENTAL SCHEDULE I -- MARKETABLE SECURITIES -- OTHER SECURITY INVESTMENTS
                               DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                                                                                          AMOUNT AT WHICH
                                                                                                         EACH PORTFOLIO OF
                                                          NUMBER OF SHARES                                EQUITY SECURITY
                                                             OR UNITS -                   MARKET VALUE    ISSUE AND EACH
                                                          PRINCIPAL AMOUNT                OF EACH ISSUE   OTHER SECURITY
                                                            OF BONDS AND       COST OF     AT BALANCE    ISSUE CARRIED IN
NAME OF ISSUER AND TITLE OF EACH ISSUE                          NOTES        EACH ISSUE    SHEET DATE    THE BALANCE SHEET
- --------------------------------------------------------  -----------------  -----------  -------------  -----------------
Short-term investments of professional liability
 insurance subsidiaries (a):
  United States Government and government agency
   obligations..........................................     $        44      $      44     $      44        $      44
  State and municipal obligations.......................     $        14             14            14               14
  Money market funds....................................                             20            20               20
                                                                             -----------  -------------        -------
                                                                              $      78     $      78        $      78
                                                                             -----------  -------------        -------
                                                                             -----------  -------------        -------
Long-term investments:
  United States Government and government agency
   bonds................................................     $        20      $      19     $      20        $      20
  State and municipal bonds.............................     $       365            358           374              374
  Mortgage-backed securities............................     $        52             54            55               55
  Corporate and other bonds.............................     $        49             51            52               52
  Money market funds....................................                             11            11               11
  Redeemable preferred stocks...........................                             17            18               18
  Adjustable rate preferred stocks......................                             13            14               14
  Common stocks.........................................                            133           156              156
                                                                             -----------  -------------        -------
    Investments of professional liability insurance
     subsidiaries.......................................                      $     656     $     700        $     700
                                                                             -----------  -------------        -------
                                                                             -----------  -------------        -------

- ------------------------
(a)   Included in current assets.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      SUPPLEMENTAL SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                                BALANCE AT
                                                                                                              END OF PERIOD
                                                                   BALANCE AT                             ----------------------
                                                                    BEGINNING                  AMOUNTS                    NOT
                                                                    OF PERIOD    ADDITIONS    COLLECTED     CURRENT     CURRENT
                                                                   -----------  -----------  -----------  -----------  ---------
Year ended December 31, 1991:
  Mark Aanonson..................................................   $      46                 $     (46)
  James Bohanon..................................................         200                      (200)
  James Bohanon..................................................          16                       (16)
  Daniel Brothman................................................         135                                          $     135
  Craig Cooper...................................................         170                      (120)                      50
  William Heburn.................................................                $     558                 $     558
  Gary Hill......................................................          50                       (50)
  Samuel Holtzman................................................                      120                        20         100
  Ronald Hytoff..................................................         106                        (4)                     102
  Ira Korman.....................................................          50                       (50)
  Ira Korman.....................................................          30                       (30)
  Ruben Perez....................................................         884                      (144)                     740
  Doris Porth....................................................         135                                                135
  George Schneider...............................................         148                        (1)           1         146
  George Schneider...............................................         550                                                550
  George Schneider...............................................                      150                                   150
  Russell Schneider..............................................         764            3         (158)                     609
  Donald Stewart.................................................         100                      (100)
  Donald Stewart.................................................           3                                                  3
  Charles Stokes.................................................          75                                                 75
  Charles Stokes.................................................          40                        (1)                      39
  Charles Stokes.................................................                      100                                   100
                                                                   -----------       -----   -----------       -----   ---------
                                                                    $   3,502    $     931    $    (920)   $     579   $   2,934
                                                                   -----------       -----   -----------       -----   ---------
                                                                   -----------       -----   -----------       -----   ---------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      SUPPLEMENTAL SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                                BALANCE AT
                                                                    BALANCE AT                                END OF PERIOD
                                                                     BEGINNING                 AMOUNTS   ------------------------
                                                                     OF PERIOD    ADDITIONS   COLLECTED    CURRENT    NOT CURRENT
                                                                    -----------  -----------  ---------  -----------  -----------
Year ended December 31, 1992:
  Daniel Brothman.................................................   $     135                                         $     135
  Craig Cooper....................................................          50                $     (50)
  William Heburn..................................................         558                     (558)
  Gary Hill.......................................................                $     127               $     127
  Samuel Holtzman.................................................         120                      (20)                     100
  Ronald Hytoff...................................................         102                     (102)
  Ruben Perez.....................................................         740                     (740)
  Doris Porth.....................................................         135                                               135
  George Schneider................................................         147                     (147)
  George Schneider................................................         550                     (550)
  George Schneider................................................         150                     (150)
  Russell Schneider...............................................         609                     (609)
  Donald Stewart..................................................                      100                                  100
  Donald Stewart..................................................           3                       (3)
  Charles Stokes..................................................          75                      (75)
  Charles Stokes..................................................          39                      (39)
  Charles Stokes..................................................         100                     (100)
                                                                    -----------       -----   ---------       -----        -----
                                                                     $   3,513    $     227   $  (3,143)  $     127    $     470
                                                                    -----------       -----   ---------       -----        -----
                                                                    -----------       -----   ---------       -----        -----

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      SUPPLEMENTAL SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                            BALANCE AT
                                                              BALANCE AT                                  END OF PERIOD
                                                               BEGINNING                  AMOUNTS    ------------------------
                                                               OF PERIOD    ADDITIONS    COLLECTED     CURRENT    NOT CURRENT
                                                              -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1993:
  Daniel Brothman...........................................   $     135                                           $     135(a)
  Gary Hill.................................................         127                 $    (127)
  Samuel Holtzman...........................................         100                                                 100(a)
  Doris Porth...............................................         135                                                 135(a)
  Donald Stewart............................................         100                                                 100(a)
                                                                   -----          ---   -----------         ---        -----
                                                               $     597    $       -    $    (127)   $       -    $     470
                                                                   -----          ---   -----------         ---        -----
                                                                   -----          ---   -----------         ---        -----

- ------------------------
(a) Noninterest bearing; generally collateralized by deed of trust on personal residence; payable either in periodic installments or upon termination of employment, sale of residence or default on any collateralized instrument having priority over Columbia/HCA's deed of trust.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            SUPPLEMENTAL SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                           BALANCE
                                             AT                                                         BALANCE
                                          BEGINNING  ADDITIONS RETIREMENTS   TRANSLATION                AT END
                                          OF PERIOD  AT COST    OR SALES     ADJUSTMENTS   OTHER       OF PERIOD
                                          ---------  --------  -----------   -----------   -----       ---------
Year ended December 31, 1991:
  Land..................................  $    525   $    29   $      (10)   $        -    $   -       $    544
  Buildings.............................     3,563       269          (96)           (3)     (85)(a)      3,648
  Equipment.............................     2,690       396         (129)           (2)       -          2,955
  Construction in progress..............       130        40           (1)            -        -            169
                                          ---------  --------  -----------          ---    -----       ---------
                                          $  6,908   $   734   $     (236)   $       (5)   $ (85)      $  7,316
                                          ---------  --------  -----------          ---    -----       ---------
                                          ---------  --------  -----------          ---    -----       ---------
Year ended December 31, 1992:
  Land..................................  $    544   $    48   $      (11)   $       (1)   $ (27)(b)   $    553
  Buildings.............................     3,648       365          (48)          (13)    (211)(b)      3,741
  Equipment.............................     2,955       384          (94)           (6)    (106)(b)      3,133
  Construction in progress..............       169        94           (4)            -       (1)           258
                                          ---------  --------  -----------          ---    -----       ---------
                                          $  7,316   $   891   $     (157)   $      (20)   $(345)      $  7,685
                                          ---------  --------  -----------          ---    -----       ---------
                                          ---------  --------  -----------          ---    -----       ---------
Year ended December 31, 1993:
  Land..................................  $    553   $    24   $       (9)   $        -    $   -       $    568
  Buildings.............................     3,741       476         (134)           (1)     (33)(c)      4,049
  Equipment.............................     3,133       464         (133)           (1)     (21)(c)      3,442
  Construction in progress..............       258        78           (2)            -       (1)(c)        333
                                          ---------  --------  -----------          ---    -----       ---------
                                          $  7,685   $ 1,042   $     (278)   $       (2)   $ (55)      $  8,392
                                          ---------  --------  -----------          ---    -----       ---------
                                          ---------  --------  -----------          ---    -----       ---------

- ------------------------
(a) During the third and fourth quarters of 1991, Columbia/HCA provided for the estimated costs and expenses associated with the disposition of certain hospitals and other assets.
(b) During the third quarter of 1992, Columbia/HCA provided for the estimated costs and expenses associated with the disposition of certain hospitals, recorded writedowns of assets in markets with significant declines in operations and wrote off assets destroyed by Hurricane Andrew.
(c) During the third quarter of 1993, Columbia/HCA recorded provisions for loss in connection with the Galen Merger, including writedowns of assets in connection with the consolidation of operations and expected losses on the sale of certain assets.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
        SUPPLEMENTAL SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                   ADDITIONS
                                                   CHARGED
                                         BALANCE      TO
                                           AT       COSTS                                                 BALANCE
                                        BEGINNING    AND     RETIREMENTS   TRANSLATION                    AT END
                                        OF PERIOD  EXPENSES   OR SALES     ADJUSTMENTS    OTHER          OF PERIOD
                                        ---------  --------  -----------   -----------   --------        ---------
Year ended December 31, 1991:
  Buildings...........................  $    719   $  162    $      (29)   $       (1)   $  -            $    851
  Equipment...........................       983      316           (65)           (1)      -               1,233
                                        ---------  --------  -----------          ---     ---            ---------
                                        $  1,702   $  478    $      (94)   $       (2)   $  -            $  2,084
                                        ---------  --------  -----------          ---     ---            ---------
                                        ---------  --------  -----------          ---     ---            ---------
Year ended December 31, 1992:
  Buildings...........................  $    851   $  168    $      (19)   $       (4)   $(21)(a)        $    975
  Equipment...........................     1,233      325           (67)           (3)    (26)(a)           1,462
                                        ---------  --------  -----------          ---     ---            ---------
                                        $  2,084   $  493    $      (86)   $       (7)   $(47)           $  2,437
                                        ---------  --------  -----------          ---     ---            ---------
                                        ---------  --------  -----------          ---     ---            ---------
Year ended December 31, 1993:
  Buildings...........................  $    975   $  173    $      (56)   $       (1)   $  -            $  1,091
  Equipment...........................     1,462      331           (92)            -       -               1,701
                                        ---------  --------  -----------          ---     ---            ---------
                                        $  2,437   $  504    $     (148)   $       (1)   $  -            $  2,792
                                        ---------  --------  -----------          ---     ---            ---------
                                        ---------  --------  -----------          ---     ---            ---------

- ------------------------
(a) During the third quarter of 1992, Columbia/HCA provided for the estimated costs and expenses associated with the disposition of certain hospitals, recorded writedowns of assets in markets with significant declines in operations and wrote off assets destroyed by Hurricane Andrew.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
        SUPPLEMENTAL SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                  ADDITIONS
                                                                   BALANCE AT    CHARGED TO                     BALANCE
                                                                    BEGINNING     COSTS AND     DEDUCTIONS      AT END
                                                                    OF PERIOD     EXPENSES      OR PAYMENTS    OF PERIOD
                                                                   -----------  -------------  -------------  -----------
Allowances for loss on accounts receivable:
  Year ended December 31, 1991...................................   $     499     $     508      $    (560)    $     447
  Year ended December 31, 1992...................................         447           515           (487)          475
  Year ended December 31, 1993...................................         475           542           (504)          513

                      COLUMBIA/HCA HEALTHCARE CORPORATION
     SUPPLEMENTAL SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                             1993       1992       1991
                                                                                           ---------  ---------  ---------
Maintenance and repairs..................................................................  $     220  $     205  $     188
Taxes other than payroll and income taxes................................................        217        185        155