Form 10-Q
period 1994-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-05-16
CIK 860730

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                       FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1994

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


              For the transition period from              to

                            Commission file number 1-11239

                          COLUMBIA/HCA HEALTHCARE CORPORATION
                (Exact name of registrant as specified in its charter)

                  Delaware                           75-2497104
      (State or other jurisdiction of       (I.R.S.Employer
      incorporation or organization)      Identification No.)

            201 West Main Street, Louisville, Kentucky      40202
            (Address of principal executive offices)    (Zip Code)

                                    (502) 572-2000
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                 (Former name, former address and former fiscal year,
                             if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             YES       X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
            Class of Common Stock                         April 30, 1994

   Voting common stock, $.01 par value                  319,079,300 shares
   Nonvoting common stock, $.01 par value                18,990,000 shares


                                        1 of 25
                          COLUMBIA/HCA HEALTHCARE CORPORATION
                                       FORM 10-Q
                                    MARCH 31, 1994



                                                                                     Page of
Part I:  Financial Information                                                Form 10-Q

Item 1.  Financial Statements

      Condensed Consolidated Statement of Income - for the
      quarters ended March 31, 1994 and 1993 ......................                 3

      Condensed Consolidated Balance Sheet - March 31, 1994
      and December 31, 1993 .......................................                 4

      Consolidated Statement of Cash Flows - for the quarters
      ended March 31, 1994 and 1993 ...............................                 5

      Notes to Condensed Consolidated Financial Statements ........                 6

Item 2.        Management's Discussion and Analysis of Financial
      Condition and Results of Operations .........................                13



Part II:  Other Information

Items 1 to 6 .....................................................                 21































                          COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the quarters ended March 31, 1994 and 1993
                                       Unaudited
                    (Dollars in millions, except per share amounts)


                                                              1994           1993

Revenues ............................................      $ 2,778        $ 2,654

Salaries, wages and benefits ........................        1,113          1,072
Supplies ............................................          434            433
Other operating expenses ............................          492            478
Provision for doubtful accounts .....................          150            126
Depreciation and amortization .......................          144            136
Interest expense ....................................           64             85
Investment income ...................................          (14)           (12)
Non-recurring transactions ..........................          159              -

                                                             2,542          2,318
Income from continuing operations before
  minority interests and income taxes ...............          236            336

Minority interests in earnings of consolidated
  entities ..........................................            3              4

Income from continuing operations before
  income taxes ......................................          233            332

Provision for income taxes ..........................           96            127

Income from continuing operations ...................          137            205

Income from operations of discontinued
  health plan segment, net of income taxes ..........            -             16

Extraordinary loss on extinguishment of
  debt, net of income tax benefit ...................          (92)             -

     Net income .....................................      $    45        $   221

Earnings per common and common equivalent share:
  Income from continuing operations .................      $   .40        $   .61
  Income from operations of discontinued
    health plan segment .............................            -            .04
  Extraordinary loss on extinguishment of
    debt ............................................         (.27)             -

     Net income .....................................      $   .13        $   .65

Cash dividends declared and paid per common share ...      $   .03        $     -
Shares used in earnings per common and common
  equivalent share computation (000) ................      341,621        337,739



                                See accompanying notes.

                          COLUMBIA/HCA HEALTHCARE CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                       Unaudited
                    (Dollars in millions, except per share amounts)

                                                         March 31,    December 31,
ASSETS                                                      1994          1993
Current assets:
  Cash and cash equivalents ..........................  $    109      $    224
  Accounts receivable less allowance for loss of
    $544 - March 31, 1994 and $513 -
    December 31,1993 .................................     1,625         1,566
  Inventories ........................................       258           245
  Other ..............................................       516           453
                                                           2,508         2,488

Property and equipment, at cost ......................     8,589         8,392
Accumulated depreciation .............................    (2,947)       (2,792)
                                                           5,642         5,600

Investments of professional liability insurance
  subsidiaries........................................       688           700
Intangible assets ....................................     1,277         1,232
Other ................................................       237           196

                                                        $ 10,352      $ 10,216


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................  $    414      $    445
  Salaries, wages and other compensation .............       260           232
  Other accrued expenses .............................       924           853
  Income taxes .......................................        71            22
  Long-term debt due within one year .................        81           363
                                                           1,750         1,915

Long-term debt .......................................     3,533         3,335
Deferred credits and other liabilities ...............     1,421         1,438
Minority interests in equity of consolidated
  entities ...........................................       134            57

Contingencies

Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000
    voting shares and 25,000,000 nonvoting
    shares; issued and outstanding 318,806,900
    voting shares and 18,990,000 nonvoting shares
    - March 31, 1994 and 317,686,800 voting shares
    and 18,990,000 nonvoting shares - December 31,
    1993 .............................................         3             3
  Other ..............................................     3,511         3,468
                                                           3,514         3,471

                                                        $ 10,352      $ 10,216




                                See accompanying notes.

                          COLUMBIA/HCA HEALTHCARE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the quarters ended March 31, 1994 and 1993
                                       Unaudited
                                 (Dollars in millions)


                                                              1994           1993

Cash flows from continuing operations:
 Net income .............................................    $  45         $  221
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Income from discontinued operations .................        -            (16)
    Non-recurring transactions ..........................      159              -
    Depreciation and amortization .......................      144            136
    Deferred income taxes ...............................      (64)            (6)
    Change in operating assets and liabilities:
      Increase in accounts receivable ...................      (35)          (112)
      (Increase) decrease in inventories and other
         assets .........................................      (53)            31
      Increase in income taxes ..........................       64            110
      Decrease in other liabilities .....................      (55)            (8)
    Extraordinary loss on extinguishment of debt ........      149              -
    Other ...............................................       13             20

      Net cash provided by continuing operations ........      367            376

Cash flows from investing activities:
 Purchase of property and equipment .....................     (214)          (181)
 Acquisition of hospitals and health care facilities ....     (114)           (75)
 Disposition of property and equipment ..................       62             54
 Change in investments ..................................      (12)             -
 Other ..................................................      (64)            (3)

      Net cash used in investing activities .............     (342)          (205)

Cash flows from financing activities:
 Issuance of long-term debt .............................      325              -
 Net changes in commercial paper borrowings and lines
   of credit ............................................    1,461            103
 Repayment of long-term debt ............................   (1,954)          (126)
 Payment of cash dividends ..............................       (5)           (36)
 Issuance of common stock ...............................       11              2
 Payment to Humana Inc. in spinoff transaction ..........        -           (135)
 Other ..................................................       22             (2)

      Net cash used in financing activities .............     (140)          (194)

Change in cash and cash equivalents .....................     (115)           (23)
Cash and cash equivalents at beginning of period ........      224            217

Cash and cash equivalents at end of period ..............   $  109         $  194

Interest payments .......................................  $   106         $   77
Income tax payments, net of refunds .....................       38             23




                                See accompanying notes.

                 COLUMBIA/HCA HEALTHCARE CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       Unaudited

NOTE 1 - REPORTING ENTITY

Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corporation which began operations on February 10, 1994 as a result of a merger involving Columbia Healthcare Corporation ("Columbia") and HCA -
Hospital Corporation of America ("HCA") (the "HCA Merger"). See Note 4 for a description of the specific terms of the HCA Merger.

Prior to the HCA Merger, Columbia began operations on September 1, 1993 as a result of a merger involving Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 5 for a description of the specific terms of the Galen Merger.

Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports filed on Form 10-K.
Accordingly, these financial statements should be read in conjunction with the audited supplemental consolidated financial statements of Columbia/HCA for the year ended December 31, 1993 filed on Form 10-K with the Securities and Exchange Commission.

The financial information has been prepared in accordance with Columbia/HCA's customary accounting practices and has not been audited. Management believes that the financial information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

For accounting purposes, the HCA and Galen Mergers have been treated as poolings of interests. Accordingly, these financial statements give retroactive effect to the mergers and include the combined operations of the respective former entities for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen
Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

NOTE 3 - EARNINGS PER SHARE

Earnings per common and common equivalent share are based upon weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully diluted earnings per common and common equivalent share is not presented because it approximates earnings per common and common equivalent share.

NOTE 4 - HCA MERGER

On October 2, 1993, Columbia entered into a definitive agreement to merge with HCA. This transaction was completed on February 10, 1994. In connection with the HCA Merger, Columbia stockholders approved an amendment to Columbia's Certificate of Incorporation changing the name of the corporation to "Columbia/HCA Healthcare Corporation". HCA was then merged into a wholly owned subsidiary of Columbia/HCA. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 166,846,000 shares of Columbia/HCA


                  COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited

NOTE 4 - HCA MERGER (Continued)

voting common stock and approximately 18,990,000 shares of Columbia/HCA nonvoting common stock, respectively (an exchange ratio of 1.05 shares of Columbia/HCA common stock for each share of HCA voting and nonvoting common stock).

The HCA Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger
(dollars in millions):

                                                  Columbia     HCA       Consolidated

   One month ended January 31, 1994:
     Revenues ..........................           $  480     $  460        $  940
     Net income ........................               33         44            77

   Three months ended March 31, 1993:
     Revenues ..........................           $1,329     $1,325        $2,654
     Net income:
       Continuing operations ...........           $   90     $  115        $  205
       Discontinued operations .........               16          -            16
                                                   $  106     $  115        $  221


NOTE 5 - GALEN MERGER

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

The Galen Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for the first quarter of 1993 (dollars in millions):

                                                     CHC       Galen     Consolidated

     Revenues .........................            $  312      $1,017       $1,329
     Net income:
       Continuing operations ..........            $   10      $   80       $   90
       Discontinued operations ........                 -          16           16
                                                   $   10      $   96       $  106




                          COLUMBIA/HCA HEALTHCARE CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (CONTINUED)
                                       Unaudited


NOTE 6 - SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS

Prior to the Galen Merger, Galen began operating its hospital business as an independent publicly held corporation on March 1, 1993 as a result of a spinoff transaction by Humana Inc. ("Humana")(the "Spinoff"), which retained its managed care health plan business. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current
Humana stockholders on a one-for-one basis.

For accounting purposes, because of the relative significance of the hospital business, the consolidated financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operations and net assets of Humana's managed care health plans have been classified as discontinued operations.

Revenues of the discontinued managed care health plan business (included in discontinued operations in the condensed consolidated statement of income) were $523 million for the three months ended March 31, 1993.

NOTE 7 - NON-RECURRING TRANSACTIONS AND EXTINGUISHMENT OF DEBT

In the first quarter of 1994 Columbia/HCA recorded the following charges in connection with the HCA Merger (dollars in millions):


Employee benefit and certain severance actions ...........               $  40
Investment advisory and professional fees ................                  12
Costs of information systems consolidations
  primarily related to the writedown of assets ...........                  42
Writedown of assets in connection with
  consolidation of duplicative facilities ................                  53
Other ....................................................                  12
                                                                         $ 159

In addition to employee severance costs above, Columbia/HCA is a party to employment agreements with certain key employees as a result of the Galen and HCA Mergers. Future severance payments under these agreements, which may occur as a result of continued consolidation activities, will be charged to earnings as incurred.

In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of HCA's high coupon fixed and floating rate long-term debt. These transactions were effected to reduce future interest expense and eliminate certain restrictive covenants. After-tax losses from these extinguishments of debt aggregated $92 million or $.27 per share.



                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 8 - ACQUISITIONS

The following is a summary of acquisitions and joint ventures consummated during the respective three month periods (dollars in millions):

                                                               1994       1993
Number of hospitals ...............................               4          2
Number of licensed beds ...........................           1,264        843
Purchase price information:
  Fair value of assets acquired ...................          $  192     $  145
  Liabilities assumed .............................             (31)       (32)
    Net assets acquired ...........................             161        113
  Contributions from minority partners ............             (47)       (27)
  Cash acquired ...................................               -        (11)
       Net cash paid for acquisitions .............          $  114     $   75

NOTE 9 - INCOME TAXES

The Internal Revenue Service (the "IRS") has issued statutory notices of deficiency in connection with its examinations of HCA's federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court. In addition, the IRS has proposed certain adjustments in connection with its examinations of HCA's
1989 and 1990 federal income tax returns. The following is a discussion of the disputed items with respect to these years.

  Method of Accounting

For years 1981 through 1986, most of HCA's hospital subsidiaries (the
"Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987.
Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986
Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $110 million in income taxes and $444 million in interest as of March 31, 1994.

  Hospital Acquisitions

In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill.
If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $113 million in income taxes and $145 million in interest as of March 31, 1994.


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 9 - INCOME TAXES (Continued)

  Insurance Subsidiary

Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through March 31, 1994, Columbia/HCA is seeking a refund totaling $51 million in income taxes and $95 million in interest in connection with this issue.

As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to HealthTrust, Inc.-The Hospital Company ("HealthTrust") in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $5 million in income taxes and $16 million in interest. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to HealthTrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

  HealthTrust Sale

In connection with its sale of certain Subsidiaries to HealthTrust in 1987 in exchange for cash, HealthTrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal HealthTrust obtained for the stock purchase warrants.
Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its HealthTrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the HealthTrust preferred stock and warrants.
Including the effect of the sales of these securities, the IRS is claiming additional interest of $66 million through March 31, 1994.

Also in connection with the 1987 sale of certain Subsidiaries to HealthTrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to HealthTrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $69 million through March 31, 1994.

In connection with the 1987 HealthTrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale.
Should the IRS prevail, Columbia/HCA would owe $11 million of additional income taxes and $17 million of interest through March 31, 1994. The



                  COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 9 - INCOME TAXES (Continued)

position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

  Doubtful Accounts

The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected.
Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business.
Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations.
Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $102 million and interest of $51 million through March 31, 1994.

  Leveraged Buy-out Expenses

The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special
Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible.
If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $94 million and interest of $26 million through March 31, 1994.

  Other Issues

Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $44 million in income taxes and $29 million in interest through March 31, 1994.

On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior years income taxes and related interest. This payment will not have a material effect on 1994 earnings.

Management believes that HCA had properly reported its income and paid its taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia/HCA.




                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 10 - CONTINGENCIES

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

  Income Taxes

Columbia/HCA is contesting adjustments proposed by the IRS.

  Spinoff

Certain subsidiaries of Columbia/HCA are parties to risk-sharing arrangements with Humana.

  Regulatory Review

Federal regulators are investigating certain financial arrangements with physicians at two psychiatric hospitals.

  Litigation

Various suits and claims arising in the ordinary course of business are pending against Columbia/HCA.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background Information and Business Strategy

  HCA Merger

As discussed in Note 4 of the Notes to Condensed Consolidated Financial
Statements, the HCA Merger was completed on February 10, 1994. For accounting purposes, this transaction was treated as a pooling of interests.
Accordingly, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented.

  Galen Merger

The Galen Merger was completed on September 1, 1993 and was also accounted for as a pooling of interests. See Note 5 of the Notes to Condensed
Consolidated Financial Statements for a discussion of the Galen Merger. The accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

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

  Business Strategy

Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA's business strategy centers on the development of comprehensive, integrated healthcare delivery networks with physicians and other healthcare providers in targeted markets, which typically involves significant health care facility acquisitions and consolidation activities.

During the past several years, hospital industry inpatient admission trends have been adversely impacted by cost containment efforts initiated by federal and state governments and various third-party payers, including health maintenance organizations, preferred provider organizations, commercial insurance companies and employer-sponsored networks. In addition, a significant number of medical procedures have shifted from inpatient to less expensive outpatient settings as a result of both cost containment pressures and advances in medical technology.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


Background Information and Business Strategy (Continued)

In response to changes in the health care industry, Columbia/HCA has developed the following strategy to provide the highest quality health care services at the lowest possible cost:

Become a significant provider of services - Columbia/HCA attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

Provide a comprehensive range of services - In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitationfacilities, outpatient surgery and diagnostic centers, home health agencies andother services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

Deliver high quality services - Through the use of clinical information systems and continuous quality enhancement programs, Columbia/HCA focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

Integrate fragmented delivery systems - Through its networks, Columbia/HCA focuses on coordinating pricing, contracting, information systems, economic incentives and quality assurance activities among providers in each market.

Management intends to implement its strategy discussed above in a substantial number of former Galen and HCA markets as well as new markets, and further develop the integrated health care networks in its five pre-Galen Merger markets.

Results of Operations

Revenues increased 5% to $2.8 billion in the first quarter of 1994 compared to the same period last year primarily as a result of price increases, growth in inpatient and outpatient volumes and acquisitions. On a same-hospital basis, first quarter 1994 admissions increased 1.4% and outpatient visits increased 8.1% from a year ago.

Despite a continued deterioration in payer mix, income from continuing operations before non-recurring transactions, depreciation, interest expense, minority interests, income taxes and amortization ("EBDITA") increased 8% to $603 million from $557 million last year. The increase in EBDITA margins to 21.7% this year from 21.0% last year resulted primarily from volume growth, improvements in staffing levels, increased discounts on medical supplies and other operating efficiencies related to growth in volume of services.
Medicare admissions as a percentage of total admissions increased from 40% in the first quarter of 1993 to 41% in the first quarter this year, while discounted and managed care admissions grew from 32% to 37%, respectively.

During the first quarter of 1994, Columbia/HCA recorded $159 million (before income taxes) of certain non-recurring charges in connection with the HCA
Merger.  In addition to investment and advisory fees associated with the HCA
Merger, these charges reflect management's actions to reduce overhead costs, eliminate duplicative operating facilities in certain markets and consolidate management information systems. These cost-saving measures should be completed during 1994. Management believes that these actions related to the HCA Merger, combined with cost reductions from renegotiations of medical supply contracts and interest savings from the first quarter 1994 refinancing of long term debt, could result in annual pretax savings of approximately
$130 million, of which as much as $75 million could be realized in 1994.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Excluding the effects of the non-recurring transactions, income from continuing operations totaled $239 million or $.70 per share, an increase of 15% over last year's $205 million or $.61 per share. The increase was attributable to the previously discussed growth of EBDITA and a $21 million decline in interest expense resulting from refinancing activities and reductions of long-term debt.

Results of operations for the first quarter of 1993 include income from discontinued operations of $16 million or $.04 per share related to Humana's health plan business prior to the Spinoff. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of HCA's high coupon fixed and floating rate long-term debt. These transactions were effected to reduce future interest expense and eliminate certain restrictive covenants. After-tax losses from these extinguishments of debt aggregated $92 million or $.27 per share.

In connection with the Galen Merger, Columbia/HCA recorded charges in the third quarter of 1993 totaling $151 million (before income taxes) for management actions similar to those previously discussed as part of the HCA
Merger. As of March 31, 1994, consolidation and cost-saving activities related to these charges were substantially completed. Management believes that these actions related to the Galen Merger, combined with cost reductions from renegotiations of medical supply contracts and interest savings from the third quarter 1993 refinancing of long-term debt, could result in annual pretax savings in 1994 of approximately $30 million.

Liquidity

Cash provided by continuing operations totaled $367 million for the three months ended March 31, 1994 compared to $376 million last year. Cash flows in 1994 were reduced by approximately $75 million in connection with the payment to the IRS related to disputed prior year income taxes and interest.
In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to reduce long-term debt and in 1993, to finance a payment of $135 million to Humana in connection with the Spinoff. Working capital totaled $758 million at March 31, 1994 compared to $573 million at December 31, 1993. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

A substantial portion of the non-recurring transactions recorded in the first quarter of 1994 comprises the writedown of recorded assets and, accordingly, management does not expect that these transactions will have a material adverse affect on cash flows from continuing operations in 1994.

Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $778 million at both
March 31, 1994 and December 31, 1993.

Capital Resources

Excluding acquisitions, capital expenditures totaled $214 million in the first quarter of 1994 compared to $181 million in 1993. Planned capital expenditures in 1994 (excluding acquisitions) are expected to approximate
$800 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources (continued)

Columbia/HCA also expended $114 million and $75 million for acquisitions and
joint ventures during the respective first quarters of 1994 and 1993.   See
Note 8 of the Notes to Condensed Consolidated Financial Statements for a
description of these activities.  As part of its business strategy,
Columbia/HCA intends to acquire additional health care facilities in the future.

Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity.
At March 31, 1994, there were projects under construction which had an estimated additional cost to complete of approximately $285 million.

On April 29, 1994, Columbia/HCA filed a registration statement on Form S-3 with the Securities and Exchange Commission in connection with the planned public offering of up to $1.5 billion of long-term debt. The proceeds from the sales of such securities will be used for general corporate purposes, which may include repayment of commercial paper and other indebtedness, additional capitalization of Columbia/HCA's subsidiaries, capital expenditures and possible acquisitions.

Other Information

As discussed in Note 9 of the Notes to Condensed Consolidated Financial
Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.3 billion at March 31, 1994 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior year income taxes and related interest. This payment will not have a material effect on 1994 earnings.

Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at March 31, 1994.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


                              Operating Data

                                                           1994            1993
 Number of hospitals in operation at:
  March 31 ......................................           196             197
  June 30 .......................................                           195
  September 30 ..................................                           191
  December 31 ...................................                           193


 Licensed beds at:
  March 31 ......................................        43,171          42,786
  June 30 .......................................                        42,576
  September 30 ..................................                        42,170
  December 31 ...................................                        42,237


 Weighted average licensed beds:
  Quarter:
   First ........................................        41,955          41,525
   Second .......................................                        41,824
   Third ........................................                        41,149
   Fourth .......................................                        41,221
  Year ..........................................                        41,263


 Average daily census:
  Quarter:
   First ........................................        20,341          20,880
   Second .......................................                        18,634
   Third ........................................                        17,425
   Fourth .......................................                        17,917
  Year ..........................................                        18,702


 Admissions:
  Quarter:
   First ........................................       309,800         306,200
   Second .......................................                       286,500
   Third ........................................                       278,600
   Fourth .......................................                       287,100
  Year ..........................................                     1,158,400


 Length of stay:
  Quarter:
   First ........................................           5.9             6.1
   Second .......................................                           5.9
   Third ........................................                           5.8
   Fourth .......................................                           5.7
  Year ..........................................                           5.9


            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (Continued)


                                    Operating Data

                                                           1994            1993


 Outpatient visits:
  Quarter:
   First ........................................     1,459,400       1,378,500
   Second .......................................                     1,411,800
   Third ........................................                     1,311,600
   Fourth .......................................                     1,389,000
  Year ..........................................                     5,490,900


 Emergency room visits:
  Quarter:
   First ........................................       788,300         791,900
   Second .......................................                       792,600
   Third ........................................                       778,500
   Fourth .......................................                       776,700
  Year ..........................................                     3,139,700


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (Continued)
                      Condensed Consolidated Statement Of Income
                                     1993 Quarters
                                       Unaudited
                    (Dollars in millions, except per share amounts)

                                           First   Second    Third   Fourth    Year

Revenues ................................ $2,654   $2,536   $2,491  $2,571  $10,252

Salaries, wages and benefits ............  1,072    1,049    1,034   1,060    4,215
Supplies ................................    433      413      405     413    1,664
Other operating expenses ................    478      461      474     480    1,893
Provision for doubtful accounts .........    126      132      152     132      542
Depreciation and amortization ...........    136      138      140     140      554
Interest expense ........................     85       85       81      70      321
Investment income .......................    (12)     (15)     (18)    (21)     (66)
Non-recurring transactions ..............      -        -      151       -      151

                                           2,318    2,263    2,419   2,274    9,274

Income from continuing operations
  before minority interests and income
  taxes .................................    336      273       72     297      978

Minority interests in earnings of
  consolidated entities .................      4        3        3      (1)       9

Income from continuing operations
  before income taxes ...................    332      270       69     298      969

Provision for income taxes ..............    127      104       41     122      394

Income from continuing operations .......    205      166       28     176      575

Income from operations of discontinued
  health plan segment, net of income
  taxes .................................     16        -        -       -       16
Extraordinary loss on extinguishment
  of debt, net of income tax benefit ....      -        -      (84)      -      (84)

     Net income (loss) .................. $  221   $  166   $  (56) $  176  $   507

Earnings (loss) per common and common
  equivalent share:
  Income from continuing operations ..... $  .61   $  .49   $  .08  $  .52  $  1.70
  Income from operations of discontinued
    health plan segment .................    .04        -        -       -      .04
  Extraordinary loss on extinguishment
    of debt .............................      -        -     (.24)      -     (.24)

     Net income (loss) .................. $  .65   $  .49   $ (.16) $  .52  $  1.50

Shares used in earnings per common
  and common equivalent share
  computation (000) .....................337,739  338,544  340,145 340,642  339,222


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)
                        Condensed Consolidated Statement Of Income
                                       1992 Quarters
                                         Unaudited
                      (Dollars in millions, except per share amounts)

                                           First   Second    Third   Fourth    Year

Revenues ................................ $2,559   $2,450   $2,451  $2,472    $9,932

Salaries, wages and benefits ............  1,037    1,006    1,028   1,041     4,112
Supplies ................................    407      390      405     411     1,613
Other operating expenses ................    466      456      479     448     1,849
Provision for doubtful accounts .........    121      126      144     124       515
Depreciation and amortization ...........    135      136      139     131       541
Interest expense ........................    127       95       89      90       401
Investment income .......................    (20)     (19)     (26)    (16)      (81)
Non-recurring transactions ..............      -        -      532     (93)      439

                                           2,273    2,190    2,790   2,136     9,389

Income (loss) from continuing operations
  before minority interests and income
  taxes .................................    286      260     (339)    336       543

Minority interests in earnings of
  consolidated entities .................      3        3        2       2        10

Income (loss) from continuing operations
  before income taxes ...................    283      257     (341)    334       533

Provision for income taxes ..............    109       99      (41)    127       294

Income (loss) from continuing
  operations ............................    174      158     (300)    207       239

Income (loss) from operations of
  discontinued health plan segment,
  net of income taxes (benefit) .........      3       (2)    (132)      6      (125)
Cumulative effect on prior years of a
  change in accounting for income
  taxes .................................     51        -        -       -        51

     Net income (loss) .................. $  228   $  156   $ (432) $  213    $  165

Earnings (loss) per common and common
  equivalent share:
  Income from continuing operations ..... $  .57   $  .48  $ (.89)  $  .61    $  .73
  Income (loss) from operations of
    discontinued health plan segment ....    .02     (.02)    (.39)    .02      (.39)
  Cumulative effect on prior years of a
    change in accounting for income
    taxes ...............................    .16        -        -       -       .16

     Net income (loss) .................. $  .75   $  .46   $(1.28) $  .63    $  .50

Shares used in earnings per common
  and common equivalent share
  computation (000) .....................304,401  331,969  337,675 340,065   328,564

Part II:  Other Information


Item 1:       Legal Proceedings.

      A purported class action had been filed against HCA, the directors of HCA, and Columbia, in the Delaware Court of Chancery entitled 7547 Partners v. HCA Hospital Corp. of America, Jack O. Bovender, Jr., Thomas F. Frist, Jr., Charles T. Harris, III, Charles J. Kane, Richard
      E. Rainwater, Carl E. Reichardt, Frank S. Royal and Columbia Healthcare Corporation, C.A. No. 13159. The complaint, brought by a purported stockholder of HCA, alleged that the defendants breached their fiduciary duties to plaintiff and other members of the purported class and also alleged that the defendants aided and abetted a gross abuse of trust. The complaint alleged that the directors of HCA wrongfully failed to hold an open auction and encourage bona fide bids for HCA and failed to take action to maximize value to HCA stockholders. The complaint was voluntarily dismissed without prejudice subsequent to December 31, 1993.

Item 4:       Submission of Matters to a Vote Security Holders.

      Special meetings of the stockholders of both Columbia and HCA were held on February 10, 1994 in Louisville, Kentucky and Nashville, Tennessee, respectively, for the purpose of approving the HCA Merger. The results of the stockholder votes follow:

      Columbia - The agreement related to the HCA Merger was approved with 118,169,792 affirmative votes, 238,696 negative votes and 279,113 abstentions. A second proposal to change the name of the corporation to "Columbia/HCA Healthcare Corporation" was approved with 117,996,979 affirmative votes, 417,457 negative votes and 273,165 abstentions. A third proposal to increase the number of authorized shares of common stock from 400 million to 800 million and the number of authorized preferred shares from 10 million to 25 million was approved with 90,745,909 affirmative votes, 27,337,129 negative votes and 604,563 abstentions.

      HCA - The agreement related to the HCA Merger was approved with 131,025,221 affirmative votes, 73,552 negative votes and 27,428 abstentions.


Item 5:       Other Information.

      Columbia/HCA's ratio of earnings to fixed charges was 3.82 and 4.17 for the three months ended March 31, 1994 and 1993, respectively.


Item 6:       Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      Exhibit 11 - Statement re Computation of Earnings Per Common and Common Equivalent Share.

      Exhibit 12 - Statement re Computation of Ratio of Earnings to Fixed
      Charges.


      (b) Reports on Form 8-K:

      On April 25, 1994, Columbia/HCA filed a report on Form 8-K in connection with the issuance of $150 million of 8.36% Debentures Due 2024.




                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COLUMBIA/HCA HEALTHCARE
CORPORATION


Date:  May 16, 1994                                /s/ David C. Colby
                                                   David C. Colby
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer
                                                   (Principal Financial
                                                   Officer)


Date:  May 16, 1994                                /s/ Richard A. Lechleiter
                                                   Richard A. Lechleiter
                                                   Vice President and
                                                   Controller
                                                   (Principal Accounting
                                                   Officer)