Form 10-K/A
period 1993-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-07-07
CIK 860730

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- - --------------------------------------------------------  --------------------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

    None

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  INTRODUCTION

    This report on Form 10-K/A-1 is being filed with the Securities and Exchange Commission to amend Item 8 of the Annual Report on Form 10-K of Columbia/HCA Healthcare Corporation (the "Company") for the fiscal year ended December 31, 1993.

    The Company consummated its merger with HCA -- Hospital Corporation of America on February 10, 1994, which was accounted for as a pooling of interest, and subsequently filed on May 16, 1994 post merger condensed consolidated financial statements for the quarter ended March 31, 1994 on Form 10-Q. Accordingly, the supplemental consolidated financial statements included in the 1993 Annual Report on Form 10-K have become the historical consolidated financial statements of the Company and are included herein along with the report of Ernst & Young.

    The consent of Ernst & Young is included in this report as Exhibit 23.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

Date: July 6, 1994                        /s/ Richard A. Lechleiter
                                          --------------------------------------
                                          VICE PRESIDENT AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Auditors............................................................................        F-2
Consolidated Financial Statements:
  Consolidated Statement of Income for the years ended December 31, 1993,
   1992 and 1991..........................................................................................        F-3
  Consolidated Balance Sheet, December 31, 1993 and 1992..................................................        F-4
  Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1993, 1992 and
   1991...................................................................................................        F-5
  Consolidated Statement of Cash Flows for the years ended December 31, 1993,
   1992 and 1991..........................................................................................        F-6
  Notes to Consolidated Financial Statements..............................................................        F-7
  Quarterly Consolidated Financial Information (Unaudited)................................................       F-25
Consolidated Financial Statement Schedules (a):
  Schedule I -- Marketable Securities -- Other Security Investments, December 31, 1993....................       F-26
  Schedule II -- Amounts Receivable From Related Parties and Underwriters, Promoters and Employees Other
   Than Related Parties for the years ended December 31, 1993, 1992 and 1991..............................       F-27
  Schedule V -- Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991........       F-30
  Schedule VI -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for
   the years ended December 31, 1993, 1992 and 1991.......................................................       F-31
  Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and
   1991...................................................................................................       F-32
  Schedule X -- Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and
   1991...................................................................................................       F-33

- - ------------------------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

    We have audited the accompanying consolidated balance sheet of Columbia/HCA Healthcare Corporation as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index on page F-1 of this Form 10-K/A-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                      ERNST & YOUNG

Louisville, Kentucky
July 5, 1994

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
Revenues..........................................................................  $  10,252  $   9,932  $   9,598
                                                                                    ---------  ---------  ---------
Salaries, wages and benefits......................................................      4,215      4,112      3,976
Supplies..........................................................................      1,664      1,613      1,467
Other operating expenses..........................................................      1,893      1,849      1,739
Provision for doubtful accounts...................................................        542        515        508
Depreciation and amortization.....................................................        554        541        524
Interest expense..................................................................        321        401        597
Investment income.................................................................        (66)       (81)       (64)
Non-recurring transactions........................................................        151        439        300
                                                                                    ---------  ---------  ---------
                                                                                        9,274      9,389      9,047
                                                                                    ---------  ---------  ---------
Income from continuing operations before minority interests and income taxes......        978        543        551
Minority interests in earnings of consolidated entities...........................          9         10          9
                                                                                    ---------  ---------  ---------
Income from continuing operations before income taxes.............................        969        533        542
Provision for income taxes........................................................        394        294        189
                                                                                    ---------  ---------  ---------
Income from continuing operations.................................................        575        239        353
Discontinued operations:
  Income (loss) from operations of discontinued health plan segment, net of income
   tax (benefit) of $9 in 1993, ($46) in 1992 and $9 in 1991......................         16       (108)        16
  Costs associated with discontinuance of health plan segment, net
   of income tax benefit of $2....................................................          -        (17)         -
Extraordinary loss on extinguishment of debt, net of income tax benefit of $51....        (84)         -          -
Cumulative effect on prior years of a change in accounting for income taxes.......          -         51          -
                                                                                    ---------  ---------  ---------
      Net income..................................................................  $     507  $     165  $     369
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Earnings per common and common equivalent share:
  Income from continuing operations...............................................  $    1.70  $     .73  $    1.20
  Discontinued operations:
    Income (loss) from operations of discontinued health plan segment.............        .04       (.33)       .05
    Costs associated with discontinuance of health plan segment...................          -       (.06)         -
  Extraordinary loss on extinguishment of debt....................................       (.24)         -          -
  Cumulative effect on prior years of a change in accounting for income taxes.....          -        .16          -
                                                                                    ---------  ---------  ---------
      Net income..................................................................  $    1.50  $     .50  $    1.25
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1993 AND 1992
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                               1993       1992
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $     224  $     217
  Accounts receivable less allowance for loss of $513 -- 1993 and
   $475 -- 1992............................................................................      1,566      1,624
  Inventories..............................................................................        245        238
  Other....................................................................................        453        496
                                                                                             ---------  ---------
                                                                                                 2,488      2,575
Property and equipment, at cost:
  Land.....................................................................................        568        553
  Buildings................................................................................      4,049      3,741
  Equipment................................................................................      3,442      3,133
  Construction in progress (estimated cost to complete and equip after December 31, 1993 --
   $299)...................................................................................        333        258
                                                                                             ---------  ---------
                                                                                                 8,392      7,685
  Accumulated depreciation.................................................................     (2,792)    (2,437)
                                                                                             ---------  ---------
                                                                                                 5,600      5,248
Net assets of discontinued operations......................................................          -        376
Investments of professional liability insurance subsidiaries...............................        700        644
Intangible assets net of accumulated amortization of $178 -- 1993
 and $233 -- 1992..........................................................................      1,232      1,247
Other......................................................................................        196        257
                                                                                             ---------  ---------
                                                                                             $  10,216  $  10,347
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $     445  $     410
  Salaries, wages and other compensation...................................................        232        211
  Other accrued expenses...................................................................        853        903
  Income taxes.............................................................................         22         92
  Long-term debt due within one year.......................................................        363        353
                                                                                             ---------  ---------
                                                                                                 1,915      1,969
Long-term debt.............................................................................      3,335      3,303
Deferred credits and other liabilities.....................................................      1,438      1,353
Minority interests in equity of consolidated entities......................................         57         31
Contingencies
Common stockholders' equity:
  Common stock $.01 par; authorized 800,000,000 voting shares and 25,000,000 nonvoting shares; issued and outstanding 317,686,800 voting shares and 18,990,000 nonvoting shares
   -- 1993 and 308,252,100 voting shares and 23,421,700 nonvoting shares -- 1992...........          3          3
  Capital in excess of par value...........................................................      2,164      2,070
  Other....................................................................................         59         69
  Retained earnings........................................................................      1,245      1,549
                                                                                             ---------  ---------
                                                                                                 3,471      3,691
                                                                                             ---------  ---------
                                                                                             $  10,216  $  10,347
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                       COMMON STOCK
                                                      --------------  CAPITAL IN
                                                      SHARES    PAR   EXCESS OF          RETAINED
                                                       (000)   VALUE  PAR VALUE   OTHER  EARNINGS   TOTAL
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1990.........................  255,276  $  3   $     734   $  48  $ 1,314    $2,099
  Net income........................................                                         369       369
  Cash dividends (Galen Health
   Care, Inc.)......................................                                        (138)     (138)
  Paid-in-kind dividend on cumulative exchangeable
   preferred stock..................................                                         (18)      (18)
  Issuance of common stock..........................    4,310                61                         61
  Stock options exercised and related tax benefits,
   net of 224,000 shares tendered in partial payment
   therefor.........................................      797                24                         24
  Accumulated credit under stock option contract....                                413                413
  Other.............................................       24                 2      10                 12
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1991.........................  260,407     3         821     471    1,527     2,822
  Net income........................................                                         165       165
  Cash dividends (Galen Health
   Care, Inc.)......................................                                        (143)     (143)
  Issuance of common stock..........................   48,282               916                        916
  Stock options exercised and related tax benefits,
   net of 30,000 shares tendered in partial payment
   therefor.........................................   22,967               331    (386)               (55)
  Other.............................................       18                 2     (16)               (14)
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1992.........................  331,674     3       2,070      69    1,549     3,691
  Net income........................................                                         507       507
  Cash dividends (Columbia Healthcare
   Corporation).....................................                                          (9)       (9)
  Stock options exercised and related tax benefits,
   net of 81,000 shares tendered in partial payment
   therefor.........................................    4,000                71     (35)                36
  Spinoff transaction with Humana Inc.:
    Cash payment to Humana Inc......................                                        (135)     (135)
    Noncash transactions:
      Issuance of notes payable.....................                                        (250)     (250)
      Distribution of net investment in discontinued
       health plan
       operations...................................                                        (392)     (392)
      Transfer of a hospital facility...............                                         (25)      (25)
  Net unrealized gains on investment securities.....                                 27                 27
  Other.............................................    1,003                23      (2)                21
                                                      -------  -----  ----------  -----  --------   ------
Balances, December 31, 1993.........................  336,677  $  3   $   2,164   $  59  $ 1,245    $3,471
                                                      -------  -----  ----------  -----  --------   ------
                                                      -------  -----  ----------  -----  --------   ------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
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

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    BASIS OF PRESENTATION

    The consolidated financial statements include substantially all subsidiaries and partnerships controlled by Columbia/HCA as the managing general partner. Significant intercompany transactions have been eliminated.

    The HCA Merger and the Galen Merger have been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of CHC, Galen and HCA for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    MINORITY INTERESTS IN CONSOLIDATED ENTITIES

    The consolidated financial statements include all assets, liabilities and earnings of Columbia/ HCA's partnerships, certain partnership interests of which are not owned by Columbia/HCA. Accordingly, management has recorded minority interests in the earnings and equity of such partnerships.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    The HCA Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of Columbia and HCA for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger (dollars in millions):

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- GALEN MERGER (CONTINUED)
    The Galen Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Galen Merger (dollars in millions):

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS (CONTINUED)
    FINANCING -- In January 1993 certain subsidiaries issued $250 million of notes payable to Humana, and paid to Humana $135 million in cash on March 1, 1993 which was financed principally through the issuance of commercial paper. The $250 million of notes were repaid in September 1993 in connection with the refinancing of certain long-term debt.

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

1991

    Income from continuing operations in 1991 includes (i) a charge of $413 million in connection with the acceleration of vesting of stock options under the HCA Nonqualified Stock Option Plan and the establishment of exercise prices at levels substantially less than the then fair value of the underlying common stock, (ii) a charge of $159 million primarily in connection with the anticipated

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- NON-RECURRING TRANSACTIONS (CONTINUED) loss on the disposition of certain hospitals and other assets, (iii) a gain of $51 million on the sale of a hospital, and (iv) a gain of $221 million on the sale of an investment in preferred stock and warrants of HealthTrust.

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

    The following is a summary of acquisitions and joint ventures consummated during the last three years (dollars in millions):

                                                                                  1993   1992    1991
                                                                                  ----  ------  ------
Number of hospitals.............................................................     3      15       2
Number of licensed beds.........................................................   903   2,345   1,420
Purchase price information:
  Fair value of assets acquired.................................................  $164  $  490  $  165
  Liabilities assumed...........................................................   (76)   (279)    (48)
                                                                                  ----  ------  ------
    Net assets acquired.........................................................    88     211     117
                                                                                  ----  ------  ------
  Issuance of common stock......................................................     -     119       1
  Cash acquired.................................................................     9      15      15
  Cash received from sale of certain acquired assets............................     -      40       -
  Other.........................................................................     -       1       5
                                                                                  ----  ------  ------
                                                                                     9     175      21
                                                                                  ----  ------  ------
    Net cash paid for acquisitions..............................................  $ 79  $   36  $   96
                                                                                  ----  ------  ------
                                                                                  ----  ------  ------

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES
    Provision for income taxes consists of the following (dollars in millions):

                                                                                  1993  1992  1991
                                                                                  ----  ----  -----
Current:
  Federal.......................................................................  $357  $232  $ 375
  State.........................................................................    69    34     64
                                                                                  ----  ----  -----
                                                                                   426   266    439
                                                                                  ----  ----  -----
Deferred:
  Federal.......................................................................   (36)   22   (218)
  State.........................................................................     4     6    (32)
                                                                                  ----  ----  -----
                                                                                   (32)   28   (250)
                                                                                  ----  ----  -----
                                                                                  $394  $294  $ 189
                                                                                  ----  ----  -----
                                                                                  ----  ----  -----

    Reconciliation of federal statutory rate to effective income tax rate follows:

                                                                                  1993  1992  1991
                                                                                  ----  ----  ----
Federal statutory rate..........................................................  35.0% 34.0% 34.0%
State income taxes, net of federal income tax benefit...........................   4.6   4.4   2.9
Gain on sale of HealthTrust investments.........................................     -     -  (3.5)
Merger costs....................................................................   0.6     -     -
Costs in excess of net assets acquired..........................................   1.2  16.6   2.3
Tax exempt investment income....................................................  (0.9) (1.7) (1.5)
Other items, net................................................................   0.1   1.8   0.7
                                                                                  ----  ----  ----
Effective income tax rate.......................................................  40.6% 55.1% 34.9%
                                                                                  ----  ----  ----
                                                                                  ----  ----  ----

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
    A summary of deferred income taxes by source included in the consolidated balance sheet at December 31, 1993 and 1992 follows (dollars in millions):

                                                                                          1993                    1992
                                                                                  ---------------------   ---------------------
                                                                                  ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                                                                  ------   ------------   ------   ------------
Depreciation....................................................................   $   -      $  766       $   -      $  748
Long-term debt..................................................................       -          26           -          71
Professional liability risks....................................................     329           -         336           -
Doubtful accounts...............................................................      91           -          85           -
Property losses.................................................................      87           -         111           -
Cash basis......................................................................       -          60           -          89
Compensation....................................................................      24           -          18           -
Capitalized leases..............................................................      11           -          12           -
Other...........................................................................     215         167         202         106
                                                                                  ------   ------------   ------   ------------
                                                                                   $ 757      $1,019       $ 764      $1,014
                                                                                  ------   ------------   ------   ------------
                                                                                  ------   ------------   ------   ------------

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

    The Internal Revenue Service (the "Service") has issued statutory notices of deficiency in connection with its examinations of HCA's federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court. In addition, the Service has proposed certain adjustments in connection with its examinations of HCA's 1989 and 1990 federal income tax returns. The following is a discussion of the disputed items with respect to these years.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
    HOSPITAL ACQUISITIONS

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

    In connection with the 1987 HealthTrust transactions, the Service further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
transition period after the sale. Should the Service prevail, Columbia/HCA would owe $11 million of additional income taxes and $17 million of interest through December 31, 1993. The position of the Service is an alternative to its denial of the use of the cash method of accounting previously discussed.

    DOUBTFUL ACCOUNTS

    The Service is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the Service is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under an accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The Service disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the Service contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the Service prevails, Columbia/HCA would owe additional income taxes of $102 million and interest of $48 million through December 31, 1993.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    As discussed in Note 1, Columbia/HCA adopted the provisions of SFAS 115 on December 31, 1993. Accordingly, common stockholders' equity was increased by $27 million (net of deferred income taxes) to reflect the net unrealized gain on investments classified as available for sale. Prior to the adoption of SFAS 115, debt securities were recorded at amortized cost (which approximated fair value), while equity securities were recorded at the lower of aggregate cost or fair value. The adoption of SFAS 115 had no effect on earnings in 1993.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The following is a summary of the insurance subsidiaries' investments at December 31, 1993 and 1992 (dollars in millions):

                                                                    DECEMBER 31, 1993
                                                               ----------------------------
                                                                       UNREALIZED
                                                                        AMOUNTS
                                                                     --------------   FAIR
                                                               COST  GAINS  LOSSES    VALUE
                                                               ----  -----  -------   -----
Held to maturity:
  United States Government obligations.......................  $ 44  $  -   $    -    $  44
                                                               ----  -----  -------   -----
Available for sale:
  Bonds:
    United States Government.................................    19     1        -       20
    States and municipalities................................   372    16        -      388
    Mortgage-backed securities...............................    54     1        -       55
    Corporate and other......................................    51     2       (1)      52
  Money market funds.........................................    31     -        -       31
  Redeemable preferred stocks................................    17     1        -       18
                                                               ----  -----  -------   -----
                                                                544    21       (1)     564
                                                               ----  -----  -------   -----
  Equity securities:
    Adjustable rate preferred stocks.........................    13     1        -       14
    Common stocks............................................   133    27       (4)     156
                                                               ----  -----  -------   -----
                                                                146    28       (4)     170
                                                               ----  -----  -------   -----
                                                               $734  $ 49   $   (5)     778
                                                               ----  -----  -------
                                                               ----  -----  -------
Amounts classified as current assets.........................                           (78)
                                                                                      -----
Investment carrying value....................................                         $ 700
                                                                                      -----
                                                                                      -----

                                                                    DECEMBER 31, 1992
                                                               ----------------------------
                                                                       UNREALIZED
                                                                        AMOUNTS
                                                                     --------------   FAIR
                                                               COST  GAINS  LOSSES    VALUE
                                                               ----  -----  -------   -----
Held to maturity:
  United States Government obligations.......................  $ 19  $  -   $    -    $  19
  Certificates of deposit....................................    20     -        -       20
                                                               ----  -----  -------   -----
                                                                 39     -        -       39
                                                               ----  -----  -------   -----
Available for sale:
  Bonds:
    United States Government.................................    22     1        -       23
    States and municipalities................................   312     9        -      321
    Mortgage-backed securities...............................    55     -        -       55
    Corporate and other......................................    39     2        -       41
  Money market funds.........................................    68     -        -       68
  Redeemable preferred stocks................................    18     -        -       18
                                                               ----  -----  -------   -----
                                                                514    12        -      526
                                                               ----  -----  -------   -----
  Equity securities:
    Adjustable rate preferred stocks.........................    20     1        -       21
    Common stocks............................................   136    21       (9)     148
                                                               ----  -----  -------   -----
                                                                156    22       (9)     169
                                                               ----  -----  -------   -----
                                                                709  $ 34   $   (9)   $ 734
                                                                     -----  -------   -----
                                                                     -----  -------   -----
Amounts classified as current assets.........................   (65)
                                                               ----
Investment carrying value....................................  $644
                                                               ----
                                                               ----

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)
    The cost and estimated fair value of debt and equity securities at December 31, 1993 by contractual maturity are shown below (dollars in millions). Expected and contractual maturities will differ because the issuers of certain securities may have the right to prepay or otherwise redeem such obligations without penalty.

                                                                                          FAIR
                                                                               COST       VALUE
                                                                             ---------  ---------
Held to maturity:
  Due in one year or less..................................................  $      44  $      44
                                                                             ---------  ---------
Available for sale:
  Due in one year or less..................................................         34         34
  Due after one year through five years....................................        134        136
  Due after five years through ten years...................................        131        137
  Due after ten years......................................................        245        257
                                                                             ---------  ---------
                                                                                   544        564
  Equity securities........................................................        146        170
                                                                             ---------  ---------
                                                                                   690        734
                                                                             ---------  ---------
                                                                             $     734  $     778
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    Sales of securities for the year ended December 31, 1993 are summarized below (dollars in millions):

                                                                                    TYPE OF
                                                                                    SECURITY
                                                                                  ------------
                                                                                  DEBT  EQUITY
                                                                                  ----  ------
Cash proceeds...................................................................  $185   $106
Gross realized gains............................................................     4     19
Gross realized losses...........................................................     -     10

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT
    A summary of long-term debt at December 31 follows (dollars in millions):

                                                                                   1993    1992
                                                                                  ------  ------
Senior collateralized debt, 5% to 13.8% (rates generally fixed) payable in periodic installments through 2034.............................................  $  211  $  401
Senior debt, 8% to 13.3% (rates generally fixed) payable in periodic
 installments through 2023......................................................   1,158   1,166
Fixed rate note agreement (13% rate)............................................     100     100
Commercial paper (rates fixed under interest rate agreements averaging four
 years at 7.9%).................................................................     380     380
Commercial paper (floating rates averaging 3.4%)................................     495     153
Bank credit agreement (floating rates averaging 4.4%)...........................   1,172   1,067
Bank line of credit (floating rates averaging 3.6%).............................     100       -
Subordinated credit agreement (floating rates averaging 5.9%)...................       -     300
Subordinated debt, 8.5% to 15% (rates generally fixed) payable in periodic
 installments through 2008......................................................      82      89
                                                                                  ------  ------
Total debt, average life of six years (rates averaging 6.7%)....................   3,698   3,656
Amounts due within one year.....................................................     363     353
                                                                                  ------  ------
Long-term debt..................................................................  $3,335  $3,303
                                                                                  ------  ------
                                                                                  ------  ------

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
    Proceeds from the public offering of 41,055,000 shares of voting common stock in 1992 were used to repay $352 million of debt outstanding under a bank credit agreement and redeem the 15 3/4% Subordinated Discount Debentures and related interest aggregating $444 million.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- LEASES (CONTINUED)
    Rent expense aggregated $196 million, $190 million and $170 million for the years ended December 31, 1993, 1992 and 1991, respectively.

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

    The following shares of common stock were reserved at December 31, 1993 (amounts in thousands):

Stock option plans.................................................     20,118
Retirement and savings plans.......................................      8,887
Other..............................................................      2,853
                                                                     ---------
                                                                        31,858
                                                                     ---------
                                                                     ---------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- CAPITAL STOCK (CONTINUED)
    Columbia/HCA has plans under which options to purchase common stock may be granted to officers, employees and directors. Except for those discussed in Note 5, options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending four to fifteen years after grant. Activity in the plans is summarized below (share amounts in thousands):

                                                              SHARES
                                                               UNDER       OPTION PRICE
                                                              OPTION        PER SHARE
                                                             ---------  ------------------
Balances, December 31, 1990................................     37,163  $   0.22 to $37.00
  Granted..................................................      4,078      0.60 to  25.24
  Exercised................................................     (1,021)     7.21 to  23.37
  Cancelled or lapsed......................................     (1,142)     0.60 to  37.00
                                                             ---------
Balances, December 31, 1991................................     39,078      0.22 to  25.71
  Granted..................................................      3,950      0.60 to  22.62
  Conversion of BAMI stock options.........................        466      3.18 to  11.59
  Exercised................................................    (22,998)     0.22 to  17.25
  Cancelled or lapsed......................................     (7,399)     0.22 to  23.37
                                                             ---------
Balances, December 31, 1992................................     13,097      0.22 to  25.71
  Granted..................................................      1,660      0.60 to  33.38
  Exercised................................................     (4,018)     0.22 to  23.37
  Cancelled or lapsed......................................       (709)     0.22 to  25.71
                                                             ---------
Balances, December 31, 1993................................     10,030  $   0.22 to $33.38
                                                             ---------
                                                             ---------

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 14 -- ACCRUED EXPENSES
    The following is a summary of other accrued expenses at December 31 (dollars in millions):

                                                                               1993       1992
                                                                             ---------  ---------
Workers' compensation......................................................  $     102  $      90
Taxes other than income....................................................        143        118
Professional liability risks...............................................         89         80
Employee benefit plans.....................................................        158        197
Interest...................................................................        181        167
Other......................................................................        180        251
                                                                             ---------  ---------
                                                                             $     853  $     903
                                                                             ---------  ---------
                                                                             ---------  ---------

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1993
                                                        --------------------------------------------------------
                                                           FIRST         SECOND          THIRD         FOURTH
                                                        -----------    -----------    -----------    -----------
Revenues.............................................   $ 2,654        $ 2,536        $ 2,491        $ 2,571
Net income (loss):
  Continuing operations (a)..........................       205            166             28            176
  Discontinued operations............................        16              -              -              -
  Extraordinary loss on extinguishment of
   debt..............................................         -              -            (84 )            -
    Net income (loss)................................       221            166            (56 )          176
Per common share:
  Earnings (loss):
    Continuing operations (a)........................       .61            .49            .08            .52
    Discontinued operations..........................       .04              -              -              -
    Extraordinary loss on extinguishment of
     debt............................................         -              -           (.24 )            -
      Net income (loss)..............................       .65            .49           (.16 )          .52
  Market prices (b):
    High.............................................        24 1/2         27 3/4         31             33 7/8
    Low..............................................        16 1/4         19 1/4         25 3/8         27

                                                                                  1992
                                                        --------------------------------------------------------
                                                           FIRST         SECOND          THIRD         FOURTH
                                                        -----------    -----------    -----------    -----------
Revenues.............................................   $ 2,559        $ 2,450        $ 2,451        $ 2,472
Net income (loss):
  Continuing operations (c)(d).......................       174            158           (300 )          207
  Discontinued operations (c)........................         3             (2 )         (132 )            6
  Change in accounting for income taxes..............        51              -              -              -
    Net income (loss)................................       228            156           (432 )          213
Per common share:
  Earnings (loss):
    Continuing operations (c)(d).....................       .57            .48           (.89 )          .61
    Discontinued operations (c)......................       .02           (.02 )         (.39 )          .02
    Change in accounting for income taxes............       .16              -              -              -
      Net income (loss)..............................       .75            .46          (1.28 )          .63
  Market prices (b):
    High.............................................        21 1/4         22             19 1/4         21 3/4
    Low..............................................        16 1/2         16 1/4         16 1/4         13 3/4

- - ------------------------
(a) Third quarter loss includes $98 million ($.29 per share) of costs related to the Galen Merger. See Note 5 of the Notes to Consolidated Financial Statements.
(b) Represents high and low sales prices of CHC common stock for periods prior to the Galen Merger and Columbia common stock prior to the HCA Merger. Columbia/HCA common stock is traded on the New York Stock Exchange (ticker symbol -- COL).
(c) Third quarter net loss includes charges of $221 million ($.65 per share) related primarily to the Spinoff, of which $86 million ($.25 per share) is included in continuing operations and $135 million ($.40 per share) is included in discontinued operations. The loss also includes $330 million ($.98 per share) associated with divestitures of certain assets. See Note 5 of the Notes to Consolidated Financial Statements.
(d) Fourth quarter net income includes a gain of $58 million ($.17 per share) on the sale of HealthTrust common stock. See Note 5 of the Notes to Consolidated Financial Statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       SCHEDULE I -- MARKETABLE SECURITIES -- OTHER SECURITY INVESTMENTS
                               DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

                                                                                                             AMOUNT AT WHICH
                                                                                                             EACH PORTFOLIO
                                                                                                                OF EQUITY
                                                              NUMBER OF SHARES                MARKET VALUE   SECURITY ISSUE
                                                                 OR UNITS -                     OF EACH      AND EACH OTHER
                                                              PRINCIPAL AMOUNT                  ISSUE AT     SECURITY ISSUE
                                                                OF BONDS AND      COST OF       BALANCE      CARRIED IN THE
NAME OF ISSUER AND TITLE OF EACH ISSUE                             NOTES         EACH ISSUE    SHEET DATE     BALANCE SHEET
- - ------------------------------------------------------------  ----------------   ----------   ------------   ---------------
Short-term investments of professional liability insurance
 subsidiaries (a):
  United States Government and government agency
   obligations..............................................      $    44          $   44        $   44          $   44
  State and municipal obligations...........................      $    14              14            14              14
  Money market funds........................................                           20            20              20
                                                                                 ----------   ------------      -------
                                                                                   $   78        $   78          $   78
                                                                                 ----------   ------------      -------
                                                                                 ----------   ------------      -------
Long-term investments:
  United States Government and government agency bonds......      $    20          $   19        $   20          $   20
  State and municipal bonds.................................      $   365             358           374             374
  Mortgage-backed securities................................      $    52              54            55              55
  Corporate and other bonds.................................      $    49              51            52              52
  Money market funds........................................                           11            11              11
  Redeemable preferred stocks...............................                           17            18              18
  Adjustable rate preferred stocks..........................                           13            14              14
  Common stocks.............................................                          133           156             156
                                                                                 ----------   ------------      -------
    Investments of professional liability insurance
     subsidiaries...........................................                       $  656        $  700          $  700
                                                                                 ----------   ------------      -------
                                                                                 ----------   ------------      -------

- - ------------------------
(a)  Included in current assets.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                                     BALANCE AT
                                                                                                                    END OF PERIOD
                                                                             BALANCE AT                           -----------------
                                                                             BEGINNING                 AMOUNTS                NOT
                                                                             OF PERIOD    ADDITIONS   COLLECTED   CURRENT   CURRENT
                                                                             ----------   ---------   ---------   -------   -------
Year ended December 31, 1991:
  Mark Aanonson............................................................    $   46                   $ (46)
  James Bohanon............................................................       200                    (200)
  James Bohanon............................................................        16                     (16)
  Daniel Brothman..........................................................       135                                       $   135
  Craig Cooper.............................................................       170                    (120)                   50
  William Heburn...........................................................                 $558                   $558
  Gary Hill................................................................        50                     (50)
  Samuel Holtzman..........................................................                  120                     20         100
  Ronald Hytoff............................................................       106                      (4)                  102
  Ira Korman...............................................................        50                     (50)
  Ira Korman...............................................................        30                     (30)
  Ruben Perez..............................................................       884                    (144)                  740
  Doris Porth..............................................................       135                                           135
  George Schneider.........................................................       148                      (1)        1         146
  George Schneider.........................................................       550                                           550
  George Schneider.........................................................                  150                                150
  Russell Schneider........................................................       764          3         (158)                  609
  Donald Stewart...........................................................       100                    (100)
  Donald Stewart...........................................................         3                                             3
  Charles Stokes...........................................................        75                                            75
  Charles Stokes...........................................................        40                      (1)                   39
  Charles Stokes...........................................................                  100                                100
                                                                             ----------   ---------   ---------   -------   -------
                                                                               $3,502       $931        $(920)     $579     $ 2,934
                                                                             ----------   ---------   ---------   -------   -------
                                                                             ----------   ---------   ---------   -------   -------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                                     BALANCE AT
                                                                                                                    END OF PERIOD
                                                                             BALANCE AT                           -----------------
                                                                             BEGINNING                 AMOUNTS                NOT
                                                                             OF PERIOD    ADDITIONS   COLLECTED   CURRENT   CURRENT
                                                                             ----------   ---------   ---------   -------   -------
Year ended December 31, 1992:
  Daniel Brothman..........................................................    $  135                                        $135
  Craig Cooper.............................................................        50                  $    (50)
  William Heburn...........................................................       558                      (558)
  Gary Hill................................................................                 $127                   $127
  Samuel Holtzman..........................................................       120                       (20)              100
  Ronald Hytoff............................................................       102                      (102)
  Ruben Perez..............................................................       740                      (740)
  Doris Porth..............................................................       135                                         135
  George Schneider.........................................................       147                      (147)
  George Schneider.........................................................       550                      (550)
  George Schneider.........................................................       150                      (150)
  Russell Schneider........................................................       609                      (609)
  Donald Stewart...........................................................                  100                              100
  Donald Stewart...........................................................         3                        (3)
  Charles Stokes...........................................................        75                       (75)
  Charles Stokes...........................................................        39                       (39)
  Charles Stokes...........................................................       100                      (100)
                                                                             ----------   ---------   ---------   -------   -------
                                                                               $3,513       $227       $ (3,143)   $127      $470
                                                                             ----------   ---------   ---------   -------   -------
                                                                             ----------   ---------   ---------   -------   -------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                                     BALANCE AT
                                                                                                                    END OF PERIOD
                                                                             BALANCE AT                           -----------------
                                                                             BEGINNING                 AMOUNTS                NOT
                                                                             OF PERIOD    ADDITIONS   COLLECTED   CURRENT   CURRENT
                                                                             ----------   ---------   ---------   -------   -------

Year ended December 31, 1993:
  Daniel Brothman..........................................................     $135                                         $135(a)
  Gary Hill................................................................      127                    $(127)
  Samuel Holtzman..........................................................      100                                          100(a)
  Doris Porth..............................................................      135                                          135(a)
  Donald Stewart...........................................................      100                                          100(a)

                                                                               -----          --      ---------      --     -------
                                                                                $597         $ -        $(127)      $ -      $470
                                                                               -----          --      ---------      --     -------
                                                                               -----          --      ---------      --     -------

- - ------------------------
(a) Noninterest bearing; generally collateralized by deed of trust on personal residence; payable either in periodic installments or upon termination of employment, sale of residence or default on any collateralized instrument having priority over Columbia/HCA's deed of trust.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT                                                      BALANCE
                                                           BEGINNING    ADDITIONS   RETIREMENTS   TRANSLATION              AT END
                                                           OF PERIOD     AT COST     OR SALES     ADJUSTMENTS   OTHER     OF PERIOD
                                                           ----------   ---------   -----------   -----------   -----     ---------
Year ended December 31, 1991:
  Land...................................................    $  525      $   29        $ (10)        $  -       $   -      $  544
  Buildings..............................................     3,563         269          (96)          (3)        (85)(a)   3,648
  Equipment..............................................     2,690         396         (129)          (2)          -       2,955
  Construction in progress...............................       130          40           (1)           -           -         169
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                             $6,908      $  734        $(236)        $ (5)      $ (85)     $7,316
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                           ----------   ---------   -----------       ---       -----     ---------
Year ended December 31, 1992:
  Land...................................................    $  544      $   48        $ (11)        $ (1)      $ (27)(b)  $  553
  Buildings..............................................     3,648         365          (48)         (13)       (211)(b)   3,741
  Equipment..............................................     2,955         384          (94)          (6)       (106)(b)   3,133
  Construction in progress...............................       169          94           (4)           -          (1)        258
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                             $7,316      $  891        $(157)        $(20)      $(345)     $7,685
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                           ----------   ---------   -----------       ---       -----     ---------
Year ended December 31, 1993:
  Land...................................................    $  553      $   24        $  (9)        $  -       $   -      $  568
  Buildings..............................................     3,741         476         (134)          (1)        (33)(c)   4,049
  Equipment..............................................     3,133         464         (133)          (1)        (21)(c)   3,442
  Construction in progress...............................       258          78           (2)           -          (1)(c)     333
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                             $7,685      $1,042        $(278)        $ (2)      $ (55)     $8,392
                                                           ----------   ---------   -----------       ---       -----     ---------
                                                           ----------   ---------   -----------       ---       -----     ---------

- - ------------------------
(a) During the third and fourth quarters of 1991, Columbia/HCA provided for the estimated costs and expenses associated with the disposition of certain hospitals and other assets.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                    ADDITIONS
                                                      BALANCE AT    CHARGED TO                                            BALANCE
                                                      BEGINNING     COSTS AND     RETIREMENTS   TRANSLATION               AT END
                                                      OF PERIOD      EXPENSES      OR SALES     ADJUSTMENTS   OTHER      OF PERIOD
                                                      ----------   ------------   -----------   -----------   -----      ---------
Year ended December 31, 1991:
  Buildings.........................................    $  719         $162          $ (29)        $ (1)      $  -        $  851
  Equipment.........................................       983          316            (65)          (1)         -         1,233
                                                      ----------      -----       -----------       ---       -----      ---------
                                                        $1,702         $478          $ (94)        $ (2)      $  -        $2,084
                                                      ----------      -----       -----------       ---       -----      ---------
                                                      ----------      -----       -----------       ---       -----      ---------
Year ended December 31, 1992:
  Buildings.........................................    $  851         $168          $ (19)        $ (4)      $(21)(a)    $  975
  Equipment.........................................     1,233          325            (67)          (3)       (26)(a)     1,462
                                                      ----------      -----       -----------       ---       -----      ---------
                                                        $2,084         $493          $ (86)        $ (7)      $(47)       $2,437
                                                      ----------      -----       -----------       ---       -----      ---------
                                                      ----------      -----       -----------       ---       -----      ---------
Year ended December 31, 1993:
  Buildings.........................................    $  975         $173          $ (56)        $ (1)      $  -        $1,091
  Equipment.........................................     1,462          331            (92)           -          -         1,701
                                                      ----------      -----       -----------       ---       -----      ---------
                                                        $2,437         $504          $(148)        $ (1)      $  -        $2,792
                                                      ----------      -----       -----------       ---       -----      ---------
                                                      ----------      -----       -----------       ---       -----      ---------

- - ------------------------
(a) During the third quarter of 1992, Columbia/HCA provided for the estimated costs and expenses associated with the disposition of certain hospitals, recorded writedowns of assets in markets with significant declines in operations and wrote off assets destroyed by Hurricane Andrew.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                               ADDITIONS
                                                                                  BALANCE AT   CHARGED TO                  BALANCE
                                                                                  BEGINNING    COSTS AND    DEDUCTIONS     AT END
                                                                                  OF PERIOD     EXPENSES    OR PAYMENTS   OF PERIOD
                                                                                  ----------   ----------   -----------   ---------
Allowances for loss on accounts receivable:
  Year ended December 31, 1991..................................................     $499         $508         $(560)       $447
  Year ended December 31, 1992..................................................      447          515          (487)        475
  Year ended December 31, 1993..................................................      475          542          (504)        513

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                              1993  1992  1991
                                                              ----  ----  ----
Maintenance and repairs.....................................  $220  $205  $188
Taxes other than payroll and income taxes...................   217   185   155

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements on Forms S-3 (File Nos. 33-52379, 33-53409 and 33-50985) and Forms S-8 (File
Nos.  33-52253,  33-51082,  33-50151,  33-50147,  33-36571,  33-51052, 33-51114,
33-55272, 33-55270 and 33-49783) of Columbia/HCA Healthcare Corporation (including its predecessors) and in the related Prospectus of our report dated July 5, 1994, with respect to the consolidated financial statements and schedules of Columbia/HCA Healthcare Corporation included in this Annual Report (Form 10-K/A-1) for the year ended December 31, 1993.

                                                      ERNST & YOUNG

Louisville, Kentucky
July 5, 1994