Form 10-Q
period 1994-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-08-12
CIK 860730

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                         FORM 10-Q
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1994

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

                                                          Outstanding at
            Class of Common Stock                         July 31, 1994

   Voting common stock, $.01 par value                  326,314,000 shares
   Nonvoting common stock, $.01 par value                14,190,000 shares



                                          1 of 24


                            COLUMBIA/HCA HEALTHCARE CORPORATION
                                         FORM 10-Q
                                       JUNE 30, 1994



                                                                                  Page of
Part I:  Financial Information                                                   Form 10-Q

Item 1.  Financial Statements

      Condensed Consolidated Statement of Income - for the
      quarters and six months ended June 30, 1994
      and 1993 ....................................................                 3

      Condensed Consolidated Balance Sheet - June 30, 1994
      and December 31, 1993 .......................................                 4

      Consolidated Statement of Cash Flows - for the six months
      ended June 30, 1994 and 1993 ................................                 5

      Notes to Condensed Consolidated Financial Statements ........                 6

Item 2.        Management's Discussion and Analysis of Financial
      Condition and Results of Operations .........................                14



Part II:  Other Information

Items 1 to 6 .........................................................             20


                         COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
            For the quarters and six months ended June 30, 1994 and 1993
                                      Unaudited
                   (Dollars in millions, except per share amounts)
                                                        Quarter         Six Months
                                                     1994     1993     1994     1993

Revenues ....................................... $  2,689 $  2,536 $  5,467 $  5,190

Salaries, wages and benefits ...................    1,090    1,049    2,203    2,121
Supplies .......................................      414      413      848      846
Other operating expenses .......................      512      461    1,004      939
Provision for doubtful accounts ................      151      132      301      258
Depreciation and amortization ..................      144      138      288      274
Interest expense ...............................       56       85      120      170
Investment income ..............................      (21)     (15)     (35)     (27)
Non-recurring transactions .....................        -        -      159        -

                                                    2,346    2,263    4,888    4,581
Income from continuing operations before
  minority interests and income taxes ..........      343      273      579      609

Minority interests in earnings of consolidated
  entities .....................................        6        3        9        7

Income from continuing operations before
  income taxes .................................      337      270      570      602

Provision for income taxes .....................      132      104      228      231

Income from continuing operations ..............      205      166      342      371

Income from operations of discontinued
  health plan segment, net of income taxes .....        -        -        -       16

Extraordinary loss on extinguishment of
  debt, net of income tax benefit ..............        -        -      (92)       -

     Net income ................................ $    205 $    166 $    250 $    387

Earnings per common and common equivalent share:
  Income from continuing operations ............ $    .60 $    .49 $   1.00 $   1.10
  Income from operations of discontinued
    health plan segment ........................        -        -        -      .04
  Extraordinary loss on extinguishment of
    debt .......................................        -        -     (.27)       -

     Net income ................................ $    .60 $    .49 $    .73 $   1.14

Cash dividends per common share ................ $    .03 $      - $    .06 $      -
Shares used in earnings per common and common
  equivalent share computation (000) ...........  342,103  338,544  341,862  338,165





                               See accompanying notes.


                         COLUMBIA/HCA HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                      Unaudited
                   (Dollars in millions, except per share amounts)

                                                         June 30,     December 31,
ASSETS                                                     1994           1993
Current assets:
  Cash and cash equivalents .......................... $     93       $    224
  Accounts receivable less allowance for loss of
    $553 - June 30, 1994 and $513 - December 31, 1993.    1,530          1,566
  Inventories ........................................      258            245
  Other ..............................................      485            453
                                                          2,366          2,488

Property and equipment, at cost ......................    8,791          8,392
Accumulated depreciation .............................   (3,030)        (2,792)
                                                          5,761          5,600

Investments of professional liability insurance
  subsidiaries........................................      711            700
Intangible assets ....................................    1,325          1,232
Other ................................................      235            196

                                                       $ 10,398       $ 10,216


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................... $    399       $    445
  Salaries, wages and other compensation .............      229            232
  Other accrued expenses .............................      817            853
  Income taxes .......................................       69             22
  Long-term debt due within one year .................       79            363
                                                          1,593          1,915

Long-term debt .......................................    3,577          3,335
Deferred credits and other liabilities ...............    1,361          1,438
Minority interests in equity of consolidated
  entities ...........................................      143             57

Contingencies

Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000
    voting shares and 25,000,000 nonvoting
    shares; issued and outstanding 324,555,000
    voting shares and 14,190,000 nonvoting shares
    - June 30, 1994 and 317,686,800 voting shares
    and 18,990,000 nonvoting shares - December 31,
    1993 .............................................        3              3
  Other ..............................................    3,721          3,468
                                                          3,724          3,471

                                                       $ 10,398       $ 10,216




                               See accompanying notes.


                         COLUMBIA/HCA HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 1994 and 1993
                                      Unaudited
                                (Dollars in millions)


                                                             1994            1993

Cash flows from continuing operations:
 Net income .............................................  $  250          $  387
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Income from discontinued operations .................       -             (16)
    Non-recurring transactions ..........................     159               -
    Depreciation and amortization .......................     288             274
    Deferred income taxes ...............................     (84)              -
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable ........      66             (13)
      (Increase) decrease in inventories and other
         assets .........................................     (52)             16
      Increase in income taxes ..........................      55              89
      Decrease in other liabilities .....................    (167)              -
    Extraordinary loss on extinguishment of debt ........     149               -
    Other ...............................................      28              25

      Net cash provided by continuing operations ........     692             762

Cash flows from investing activities:
 Purchase of property and equipment .....................    (440)           (386)
 Acquisition of hospitals and health care facilities ....    (127)            (73)
 Disposition of property and equipment ..................      66              94
 Change in investments ..................................     (50)             (9)
 Other ..................................................    (103)            (10)

      Net cash used in investing activities .............    (654)           (384)

Cash flows from financing activities:
 Issuance of long-term debt .............................     475               -
 Net changes in commercial paper borrowings and lines
   of credit ............................................   1,510             (30)
 Repayment of long-term debt ............................  (2,179)           (214)
 Payment of cash dividends ..............................     (15)            (36)
 Issuance of common stock ...............................      14              17
 Payment to Humana Inc. in spinoff transaction ..........       -            (135)
 Other ..................................................      26              13

      Net cash used in financing activities .............    (169)           (385)

Change in cash and cash equivalents .....................    (131)             (7)
Cash and cash equivalents at beginning of period ........     224             217

Cash and cash equivalents at end of period ..............  $   93          $  210

Interest payments .......................................  $  156          $  134
Income tax payments, net of refunds .....................     200             142



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

Prior to the HCA Merger, Columbia began operations on September 1, 1993 as a result of a merger involving a wholly owned subsidiary of Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 5 for a description of the specific terms of the Galen Merger.

Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports filed on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Columbia/HCA for the year ended December 31, 1993 filed on Form 10-K with the Securities and Exchange Commission.

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

NOTE 3 - EARNINGS PER SHARE

Earnings per common and common equivalent share are based upon weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully diluted earnings per common and common equivalent share are not presented because such amounts approximate earnings per common and common equivalent share.

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

The HCA Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger (dollars in millions):

                                                  Columbia     HCA       Consolidated

   One month ended January 31, 1994:
     Revenues ..........................           $  480     $  460        $  940
     Net income ........................               33         44            77

   Three months ended June 30, 1993:
     Revenues ..........................           $1,262     $1,274        $2,536
     Net income ........................               70         96           166

   Six months ended June 30, 1993:
     Revenues ..........................           $2,591     $2,599        $5,190
     Net income:
       Continuing operations ...........           $  160     $  211        $  371
       Discontinued operations .........               16          -            16
                                                   $  176     $  211        $  387

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

The Galen Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for the respective 1993 periods (dollars in millions):


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited
NOTE 5 - GALEN MERGER (Continued)

                                                     CHC       Galen     Consolidated
   Three months ended June 30, 1993:
     Revenues .........................            $  312      $  950       $1,262
     Net income .......................                10          60           70

   Six months ended June 30, 1993:
     Revenues .........................            $  624      $1,967       $2,591
     Net income:
       Continuing operations ..........            $   20      $  140       $  160
       Discontinued operations ........                 -          16           16
                                                   $   20      $  156       $  176

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

Revenues of the discontinued managed care health plan business (included in discontinued operations in the condensed consolidated statement of income) were $523 million for the six months ended June 30, 1993.

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




                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 7 - NON-RECURRING TRANSACTIONS AND EXTINGUISHMENT OF DEBT (Continued)

In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of HCA's high coupon fixed and floating rate long-term debt. These transactions were effected to reduce future interest expense and eliminate certain restrictive covenants. After-tax losses from these extinguishments of debt aggregated $92 million or $.27 per share.

NOTE 8 - ACQUISITIONS

The following is a summary of acquisitions and joint ventures consummated during the respective six month periods (dollars in millions):

                                                               1994       1993
Number of hospitals ...............................               7          2
Number of licensed beds ...........................           1,664        843
Purchase price information:
  Fair value of assets acquired ...................          $  280     $  145
  Liabilities assumed .............................             (55)       (33)
    Net assets acquired ...........................             225        112
  Net assets sold in exchange for acquired
    properties ....................................             (45)         -
  Contributions from minority partners ............             (47)       (27)
  Net cash acquired ...............................              (6)       (12)
       Net cash paid for acquisitions .............          $  127     $   73

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

  Method of Accounting

For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 9 - INCOME TAXES (Continued)

respect to this issue, Columbia/HCA would owe an additional $110 million in income taxes and $457 million in interest as of June 30, 1994.

  Hospital Acquisitions

In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $113 million in income taxes and $150 million in interest as of June 30, 1994.

  Insurance Subsidiary

Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through June 30, 1994, Columbia/HCA is seeking a refund totaling $51 million in income taxes and $98 million in interest in connection with this issue.

As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to HealthTrust, Inc. - The Hospital Company ("HealthTrust") in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $5 million in income taxes and $16 million in interest. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to HealthTrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

  HealthTrust Sale

In connection with its sale of certain Subsidiaries to HealthTrust in 1987 in exchange for cash, HealthTrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal HealthTrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its HealthTrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the HealthTrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $67 million through June 30, 1994.

Also in connection with the 1987 sale of certain Subsidiaries to HealthTrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to HealthTrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                                 Unaudited


NOTE 9 - INCOME TAXES (Continued)

case. The IRS is claiming additional income taxes of $79 million and interest of $72 million through June 30, 1994.

In connection with the 1987 HealthTrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $11 million of additional income taxes and $18 million of interest through June 30, 1994. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

  Doubtful Accounts

The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $102 million and interest of $55 million through June 30, 1994.

  Leveraged Buy-out Expenses

The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible.
If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $94 million and interest of $29 million through June 30, 1994.

  Other Issues

Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $44 million in income taxes and $27 million in interest through June 30, 1994.


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


NOTE 10 - CONTINGENCIES (Continued)

  Litigation

Various suits and claims arising in the ordinary course of business are pending against Columbia/HCA.

NOTE 11 - PROPOSED MERGER TRANSACTION

On May 23, 1994, Columbia/HCA entered into a definitive agreement to merge with Medical Care America, Inc. ("MCA") in a tax-free stock-for-stock transaction (the "MCA Merger"). Under the terms of the agreement, which was approved by the boards of both companies, MCA stockholders would receive shares of Columbia/HCA common stock in an exchange ratio that values MCA common stock at $29 if the average price of Columbia/HCA common stock is between $36 and $40; $29 to $30 if the average price of Columbia/HCA common stock is greater than $40 and up to or equal to $44; $30 if the average price of Columbia/HCA common stock is over $44; or a fixed ratio of 0.8056 shares of Columbia/HCA common stock per share of MCA common stock if the average price of Columbia/HCA common stock is less than $36. The average price of Columbia/HCA common stock will be determined over a 20-trading day period ending five days prior to the closing date. Assuming the average price of the Columbia/HCA common stock is $38 for the measurement period, Columbia/HCA would issue approximately 22 million shares of common stock in connection with the transaction. The MCA Merger is expected to be tax-free to stockholders of both companies and will be accounted for as a purchase.

The MCA Merger is subject to various conditions, including approval by MCA stockholders, expiration of the waiting period applicable to the consummation of the MCA Merger under the Hart-Scott-Rodino Act and receipt of certain legal opinions with respect to the tax consequences of the proposed transaction. A proxy statement and prospectus detailing the MCA Merger has been distributed to MCA stockholders and a meeting to vote on the transaction is scheduled for September 1, 1994.



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

Results of Operations

Revenues increased 6% to $2.7 billion in the second quarter of 1994 and 5% to $5.5 billion for the six months ended June 30, 1994 compared to the respective periods last year, primarily as a result of price increases, growth in inpatient and outpatient volumes and acquisitions. On a same-hospital basis, admissions increased 1.1% and 1.3% for the second quarter and six months periods, respectively, and outpatient visits increased 22% and 17.8% for the respective periods compared to 1993. The increase in outpatient visits is primarily a result of expanding home health and other ancillary outpatient services.

Despite a continued deterioration in payer mix, income from continuing operations before non-recurring transactions, depreciation, interest expense, minority interests, income taxes and amortization ("EBDITA") increased 10% to $543 million in second quarter 1994 from $496 million last year and 9% to $1.1 billion for the first half of 1994 from $1 billion last year. The increase in EBDITA margins to 20.2% and 21% in the second quarter and first six months of 1994, respectively, from 19.5% and 20.3% last year, respectively, resulted primarily from volume growth, improvements in staffing levels, increased discounts on medical supplies and other operating efficiencies related to growth in volume of services. Medicare admissions as a percentage of total admissions were 39% for both the second quarter of 1993 and 1994, while discounted and managed care admissions grew from 35% to 39%, respectively. For the six month periods, Medicare admissions as a percentage of total admissions increased from 39% in 1993 to 40% in 1994, and discounted and managed care admissions grew from 33% last year to 38% this year.

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

Income from continuing operations increased 24% to $205 million ($.60 per share) in the second quarter of 1994 from $166 million ($.49 per share) last year, and, excluding the effects of non-recurring transactions, income from continuing operations increased 20% to $444 million ($1.30 per share) for the six months ended June 30, 1994 from $371 million ($1.10 per share) for the first half of last year. The increase in both periods was attributable to the previously discussed growth of EBDITA and declines in interest expense resulting from refinancing activities and reductions of long-term debt.

Results of operations for the periods prior to the Spinoff in 1993 include income from discontinued operations of $16 million or $.04 per share related to Humana's health plan business. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of HCA's high coupon fixed and floating rate long-term debt. These transactions were effected to reduce future interest expense and eliminate certain restrictive covenants. After-tax losses from these extinguishments of debt aggregated $92 million or $.27 per share.

In connection with the Galen Merger, Columbia/HCA recorded charges in the third quarter of 1993 totaling $151 million (before income taxes) for management actions similar to those previously discussed as part of the HCA Merger. Consolidation and cost-saving activities related to these charges have been substantially completed. Management believes that these actions related to the Galen Merger, combined with cost reductions from renegotiations of medical supply contracts and interest savings from the third quarter 1993 refinancing of long-term debt, could result in annual pretax savings in 1994 of approximately $30 million.

Liquidity

Cash provided by continuing operations totaled $692 million for the six months ended June 30, 1994 compared to $762 million last year. Cash flows in 1994 were reduced by approximately $75 million in connection with the payment to the IRS related to disputed prior year income taxes and interest. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to reduce long-term debt and in 1993, to finance a payment of $135 million to Humana in connection with the Spinoff. Working capital totaled $773 million at June 30, 1994 compared to $573 million at December 31, 1993. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

A substantial portion of the non-recurring transactions recorded in the first quarter of 1994 comprises the writedown of recorded assets and, accordingly, management does not expect that these transactions will have a material adverse effect on cash flows from continuing operations in 1994.

Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $796 million at June 30, 1994 and $778 million at December 31, 1993.




         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources

Excluding acquisitions, capital expenditures totaled $440 million in the first half of 1994 compared to $386 million for the same period in 1993. Planned capital expenditures in 1994 (excluding acquisitions) are expected to approximate $900 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

Columbia/HCA also expended $127 million and $73 million for acquisitions and joint ventures during the respective six month periods of 1994 and 1993.
See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire additional health care facilities in the future.

Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At June 30, 1994, there were projects under construction which had an estimated additional cost to complete of approximately $282 million.

On April 29, 1994, Columbia/HCA filed a registration statement on Form S-3 with the Securities and Exchange Commission in connection with the planned public offering of up to approximately $1.5 billion of long-term debt. The proceeds from the sales of such securities will be used for general corporate purposes, which may include repayment of commercial paper and other indebtedness, additional capitalization of Columbia/HCA's subsidiaries, capital expenditures and possible acquisitions. Subsequent to June 30, 1994, the Company issued $500 million of fixed and floating rate medium term notes, the proceeds from which were used primarily to repay commercial paper and bank borrowings.

Other Information

As discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.3 billion at June 30, 1994 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

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

Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at June 30, 1994.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

                                      Operating Data

                                                           1994            1993
 Number of hospitals in operation at:
  March 31 ......................................           196             197
  June 30 .......................................           196             195
  September 30 ..................................                           191
  December 31 ...................................                           193


 Licensed beds at:
  March 31 ......................................        43,171          42,786
  June 30 .......................................        43,092          42,576
  September 30 ..................................                        42,170
  December 31 ...................................                        42,237


 Weighted average licensed beds:
  Quarter:
   First ........................................        41,955          41,525
   Second .......................................        42,237          41,824
   Third ........................................                        41,149
   Fourth .......................................                        41,221
  Year ..........................................                        41,263


 Average daily census:
  Quarter:
   First ........................................        20,341          20,880
   Second .......................................        18,272          18,634
   Third ........................................                        17,425
   Fourth .......................................                        17,917
  Year ..........................................                        18,702


 Admissions:
  Quarter:
   First ........................................       309,800         306,200
   Second .......................................       292,300         286,500
   Third ........................................                       278,600
   Fourth .......................................                       287,100
  Year ..........................................                     1,158,400


 Length of stay:
  Quarter:
   First ........................................           5.9             6.1
   Second .......................................           5.7             5.9
   Third ........................................                           5.8
   Fourth .......................................                           5.7
  Year ..........................................                           5.9



              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)


                                      Operating Data

                                                           1994            1993


 Outpatient visits:
  Quarter:
   First ........................................     1,522,500 (a)   1,378,500
   Second .......................................     1,766,400       1,411,800
   Third ........................................                     1,311,600
   Fourth .......................................                     1,389,000
  Year ..........................................                     5,490,900


 Emergency room visits:
  Quarter:
   First ........................................       788,300         791,900
   Second .......................................       816,300         792,600
   Third ........................................                       778,500
   Fourth .......................................                       776,700
  Year ..........................................                     3,139,700

(a) Restated to reflect visits related to the acquisition of a home health agency.




Part II:  Other Information

Item 1:Legal Proceedings.

      On December 10, 1992 and December 15, 1992, respectively, two virtually identical purported class action lawsuits (Berger v. Roger E. Mick et al., 92 CIV 8960, United States District Court, Southern District of New York and Fox v. Roger E. Mick et al., 92 CIV 9139, United States District Court, Southern District of New York) were filed by, respectively, holders of 400 and 500 shares of HCA's Class A Common Stock against HCA, three of its officers and/or directors (Messrs. Thomas F. Frist, Jr., Roger E. Mick and Donald J. Israel) and the underwriters of its February 1992 initial public offering of Class A Common Stock, on behalf of all purchasers of HCA's Class A Common Stock from the time of the initial public offering (February 26, 1992) until HCA issued a press release in respect of its psychiatric division restructuring on September 18, 1992. In the lawsuits it was alleged that HCA failed to disclose material adverse financial information regarding its psychiatric division in its February 1992 offering prospectus in respect of such initial public offering and in HCA's subsequent Forms 10-Q for the quarters ended March 31 and June 30, 1992. Violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 were alleged. Columbia/HCA settled these lawsuits in the second quarter of 1994 by agreeing to pay $25,000 in costs incurred by the plaintiffs and donate $200,000 to charities designated by the plaintiffs.

Item 4:       Submission of Matters to a Vote of Security Holders.

      The Company's Annual Meeting of Stockholders was held May 12, 1994. Matters voted on at the meeting included the following:

      1) The stockholders approved amendments to the Columbia Hospital Corporation 1992 Stock and Incentive Plan which, among other things, increased the number of authorized shares thereunder from 2,000,000 to 20,000,000 with 189,373,917 affirmative votes, 55,438,227 negative votes and 1,498,813 abstentions.

      2) The stockholders approved the adoption of the Columbia/HCA Healthcare Corporation Annual Incentive Plan with 269,261,897 affirmative votes, 10,719,152 negative votes and 1,651,507 abstentions.

Item 5:       Other Information.

      Columbia/HCA's ratio of earnings to fixed charges was 5.39 and 3.56 for the three months ended June 30, 1994 and 1993, respectively, and 4.58 and 3.86 for the six months ended June 30, 1994 and 1993, respectively.


Item 6:       Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      Exhibit 11 - Statement re Computation of Earnings Per Common and Common Equivalent Share.

      Exhibit 12 - Statement re Computation of Ratio of Earnings to Fixed
      Charges.


      (b) Reports on Form 8-K:

      On May 12, 1994, Columbia/HCA filed a report on Form 8-K which disclosed the selection of Ernst & Young as principal independent auditors and the termination of such relationship with Coopers & Lybrand.


Item 6:Exhibits and Reports on Form 8-K (Continued)

      On May 24, 1994, Columbia/HCA filed a report on Form 8-K announcing the execution of a definitive agreement between Columbia/HCA and Medical Care America, Inc. to merge in a tax-free stock-for-stock transaction. A copy of the press release issued by Columbia/HCA on May 23, 1994 was included in the report.

      On July 11, 1994, Columbia/HCA filed a report on Form 8-K which included the Distribution Agreement and the Form of the Notes in connection with its $1,525,000,000 medium term note program.

      On July 21, 1994, Columbia/HCA filed a report on Form 8-K in connection with the issuance of floating rate notes.

      On July 28, 1994, Columbia/HCA reported on Form 8-K its consolidated earnings for the second quarter ended June 30, 1994. A copy of the press release issued by Columbia/HCA on July 28, 1994 was included in the report.



                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COLUMBIA/HCA HEALTHCARE
                                                   CORPORATION


Date:  August 12, 1994                             /s/ David C. Colby
                                                   David C. Colby
                                                   Senior Vice President,
                                                   Chief Financial
                                                   Officer and Treasurer
                                                   (Principal Financial
                                                   Officer)


Date:  August 12, 1994                             /s/  Richard A. Lechleiter
                                                   Richard A. Lechleiter
                                                   Vice President and
                                                   Controller
                                                   (Principal Accounting
                                                   Officer)