Form 10-Q
period 1994-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-11-14
CIK 860730

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

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

                                                          Outstanding at
            Class of Common Stock                        October 31, 1994

   Voting common stock, $.01 par value                 347,900,500 shares
   Nonvoting common stock, $.01 par value               14,190,000 shares




                                  1 of 26

                            COLUMBIA/HCA HEALTHCARE CORPORATION
                                         FORM 10-Q
                                    September 30, 1994



                                                                                  Page of
Part I:  Financial Information                                                   Form 10-Q

Item 1.  Financial Statements

         Condensed Consolidated Statement of Income - for the
         quarters and nine months ended September 30, 1994
         and 1993 ....................................................              3

         Condensed Consolidated Balance Sheet - September 30, 1994
         and December 31, 1993 .......................................              4

         Consolidated Statement of Cash Flows - for the nine months
         ended September 30, 1994 and 1993 ...........................              5

         Notes to Condensed Consolidated Financial Statements ........              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................             15



Part II:  Other Information

Items 1 to 6 .........................................................             22



                            COLUMBIA/HCA HEALTHCARE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
            For the quarters and nine months ended September 30, 1994 and 1993
                                         Unaudited
                      (Dollars in millions, except per share amounts)
                                                              Quarter         Nine Months
                                                           1994     1993     1994     1993

Revenues .......................................       $  2,728 $  2,491 $  8,195 $  7,681

Salaries, wages and benefits ...................          1,132    1,034    3,335    3,155
Supplies .......................................            406      405    1,254    1,251
Other operating expenses .......................            529      474    1,533    1,413
Provision for doubtful accounts ................            169      152      470      410
Depreciation and amortization ..................            152      140      440      414
Interest expense ...............................             62       81      182      251
Investment income ..............................            (15)     (18)     (50)     (45)
Non-recurring transactions .....................              -      151      159      151

                                                          2,435    2,419    7,323    7,000

Income from continuing operations before
  minority interests and income taxes ..........            293       72      872      681

Minority interests in earnings of consolidated
  entities .....................................              4        3       13       10

Income from continuing operations before
  income taxes .................................            289       69      859      671

Provision for income taxes .....................            113       41      341      272

Income from continuing operations ..............            176       28      518      399

Income from operations of discontinued
  health plan segment, net of income taxes .....              -        -        -       16

Extraordinary loss on extinguishment of
  debt, net of income tax benefit ..............            (23)     (84)    (115)     (84)

     Net income (loss) .........................       $    153 $    (56)$    403 $    331

Earnings (loss) per common and common
  equivalent share:
  Income from continuing operations ............       $    .50 $    .08 $   1.50 $   1.18
  Income from operations of discontinued
    health plan segment ........................              -        -        -      .04
  Extraordinary loss on extinguishment of
    debt .......................................           (.06)    (.24)    (.33)    (.24)

     Net income (loss) .........................       $    .44 $   (.16)$   1.17 $    .98

Cash dividends per common share ................       $    .03 $    .03 $    .09 $    .03
Shares used in earnings per common and common
  equivalent share computation (000) ...........        351,139  340,145  344,954  338,744




                                  See accompanying notes.
                            COLUMBIA/HCA HEALTHCARE CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                         Unaudited
                      (Dollars in millions, except per share amounts)
                                                       September 30,   December 31,
ASSETS                                                     1994           1993
Current assets:
  Cash and cash equivalents ..........................  $     25       $    224
  Accounts receivable less allowance for loss of
    $594 - September 30, 1994 and $513 -
    December 31, 1993 ................................     1,628          1,566
  Inventories ........................................       273            245
  Other ..............................................       499            453
                                                           2,425          2,488

Property and equipment, at cost ......................     9,365          8,392
Accumulated depreciation .............................    (3,154)        (2,792)
                                                           6,211          5,600

Investments of professional liability insurance
  subsidiaries........................................       739            700
Intangible assets ....................................     2,206          1,232
Other ................................................       258            196

                                                        $ 11,839       $ 10,216


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................  $    401       $    445
  Salaries, wages and other compensation .............       264            232
  Other accrued expenses .............................       889            853
  Income taxes .......................................        21             22
  Long-term debt due within one year .................        49            363
                                                           1,624          1,915

Long-term debt .......................................     3,709          3,335
Deferred credits and other liabilities ...............     1,454          1,438
Minority interests in equity of consolidated
  entities ...........................................       204             57

Contingencies

Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000
    voting shares and 25,000,000 nonvoting
    shares; issued and outstanding 347,845,300
    voting shares and 14,190,000 nonvoting shares
    - September 30, 1994 and 317,686,800 voting
    shares and 18,990,000 nonvoting shares -
    December 31, 1993 ................................         4              3
  Other ..............................................     4,844          3,468
                                                           4,848          3,471

                                                        $ 11,839       $ 10,216




                                  See accompanying notes.

                            COLUMBIA/HCA HEALTHCARE CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the nine months ended September 30, 1994 and 1993
                                         Unaudited
                                   (Dollars in millions)

                                                              1994           1993

Cash flows from continuing operations:
 Net income .............................................   $  403         $  331
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Income from discontinued operations .................        -            (16)
    Non-recurring transactions ..........................      159            151
    Depreciation and amortization .......................      440            414
    Deferred income taxes ...............................      (88)           (62)
    Change in operating assets and liabilities:
      Decrease in accounts receivable ...................       32             43
      (Increase) decrease in inventories and other
         assets .........................................      (54)             9
      Increase (decrease) in income taxes ...............       (1)            10
      Decrease in other liabilities .....................     (118)           (24)
    Extraordinary loss on extinguishment of debt ........      187            135
    Other ...............................................       25             51

      Net cash provided by continuing operations ........      985          1,042

Cash flows from investing activities:
 Purchase of property and equipment .....................     (693)          (630)
 Cash acquired in connection with Medical Care
   America, Inc. merger transaction .....................      106              -
 Acquisition of hospitals and health care facilities ....     (213)           (78)
 Disposition of property and equipment ..................       78            170
 Change in investments ..................................      (63)             -
 Other ..................................................      (72)           (15)

      Net cash used in investing activities .............     (857)          (553)

Cash flows from financing activities:
 Issuance of long-term debt .............................    1,035          1,178
 Net changes in commercial paper borrowings and lines
   of credit ............................................    1,022            219
 Repayment of long-term debt ............................   (2,387)        (1,851)
 Payment of cash dividends ..............................      (25)           (36)
 Issuance of common stock ...............................       18             38
 Payment to Humana Inc. in spinoff transaction ..........        -           (135)
 Other ..................................................       10             (6)

      Net cash used in financing activities .............     (327)          (593)

Change in cash and cash equivalents .....................     (199)          (104)
Cash and cash equivalents at beginning of period ........      224            217

Cash and cash equivalents at end of period ..............   $   25         $  113

Interest payments .......................................   $  218         $  207
Income tax payments, net of refunds .....................      358            266



                                  See accompanying notes.


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

NOTE 1 - REPORTING ENTITY

Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corporation that operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries or (ii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

In September 1994, Columbia/HCA completed a merger transaction with Medical Care America, Inc. ("MCA")(the "MCA Merger"). See Note 4 for a description of the specific terms of the MCA Merger.

In February 1994, Columbia Healthcare Corporation ("Columbia") merged with HCA - Hospital Corporation of America ("HCA")(the "HCA Merger") to form Columbia/HCA. See Note 5 for a description of the specific terms of the HCA Merger.

Prior to the HCA Merger, Columbia was formed in September 1993 as a result of a merger involving a wholly owned subsidiary of Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 6 for a description of the specific terms of the Galen Merger.

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

The MCA Merger and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of Columbia/HCA since the acquisition of controlling interest.

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

                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 4 - MCA MERGER

On September 1, 1994, the shareholders of MCA approved the MCA Merger, effective as of September 16, 1994. MCA was a national provider of alternative-site healthcare services through the operation of freestanding surgical centers and certain other outpatient ancillary facilities.

In connection with the MCA Merger, all outstanding shares of MCA common stock were converted on a tax-free basis into approximately 21,265,000 shares of Columbia/HCA voting common stock (an exchange ratio of 0.7042 of a share of Columbia/HCA common stock for each share of MCA common stock). The following is a summary of the aggregate purchase price (dollars in millions, except per share data):

      Fair value of Columbia/HCA common stock
        ($42.25 per share) issued in exchange for all
        outstanding MCA common stock ....................     $899
      Fair value of options to purchase Columbia/HCA
        common stock issued in exchange for all
        outstanding options to purchase MCA common
        stock ...........................................       33
      Transaction costs .................................       10
                                                              $942

The MCA Merger has been accounted for by the purchase method and, accordingly, the results of operations of MCA have been included with those of Columbia/HCA since September 1, 1994. The excess of the aggregate purchase price over the estimated fair value of net assets acquired approximated $871 million.

The following unaudited pro forma information reflects the combined operating results of Columbia/HCA and MCA as if the MCA Merger had occurred at the beginning of the periods indicated (dollars in millions, except per share data).

                                        Three Months                Nine Months
                                     Ended September 30,        Ended September 30,
                                        1994      1993            1994        1993

Revenues ............................ $2,802    $2,596          $8,493      $7,995
Income(loss) from continuing
 operations .........................    181        (8)            541         378
Net income (loss)....................    158      (197)            514         207
Earnings (loss) per common and
 common equivalent share:
  Income (loss) from continuing
    operations ......................    .49      (.02)           1.48        1.04
  Net income (loss) .................    .43      (.54)           1.41         .57

NOTE 5 - HCA MERGER

The HCA Merger was completed on February 10, 1994. In connection therewith, Columbia stockholders approved an amendment to Columbia's Certificate of Incorporation changing the name of the corporation to "Columbia/HCA Healthcare Corporation". HCA was then merged into a wholly owned subsidiary of Columbia/HCA. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 166,846,000 shares of Columbia/HCA voting common stock and approximately 18,990,000 shares of Columbia/HCA nonvoting common stock, respectively (an exchange ratio of 1.05 shares of Columbia/HCA common stock for each share of HCA voting and nonvoting common stock).


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 5 - HCA MERGER (Continued)

The HCA Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger (dollars in millions):

                                                  Columbia     HCA       Consolidated

   One month ended January 31, 1994:
     Revenues ...........................          $  480     $  460        $  940
     Net income .........................              33         44            77

   Three months ended September 30, 1993:
     Revenues ...........................          $1,238     $1,253        $2,491
     Net income (loss):
       Continuing operations ............          $  (45)    $   73        $   28
       Extraordinary loss on
         extinguishment of debt .........             (70)       (14)          (84)
                                                   $ (115)    $   59        $  (56)
   Nine months ended September 30, 1993:
     Revenues ...........................          $3,829     $3,852        $7,681
     Net income:
       Continuing operations ............          $  115     $  284        $  399
       Discontinued operations ..........              16          -            16
       Extraordinary loss on
         extinguishment of debt .........             (70)       (14)          (84)
                                                   $   61     $  270        $  331

NOTE 6 - GALEN MERGER

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



                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 6 - GALEN MERGER (Continued)
                                                     CHC       Galen     Consolidated
   Two months ended August 31, 1993:
     Revenues ...........................          $  199      $  633       $  832
     Net income (loss) ..................              (3)         36           33

   Eight months ended August 31, 1993:
     Revenues ...........................          $  823      $2,600       $3,423
     Net income:
       Continuing operations ............          $   17      $  176       $  193
       Discontinued operations ..........               -          16           16
                                                   $   17      $  192       $  209

NOTE 7 - SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS

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

Revenues of the discontinued managed care health plan business (included in discontinued operations in the condensed consolidated statement of income) were $523 million for the nine months ended September 30, 1993.


NOTE 8 - NON-RECURRING TRANSACTIONS AND EXTINGUISHMENT OF DEBT

  Non-recurring Transactions

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

Results of operations in the third quarter of 1993 include $151 million (before income taxes) of charges related primarily to the Galen Merger.



                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 8 - NON-RECURRING TRANSACTIONS AND EXTINGUISHMENT OF DEBT (Continued)

  Extinguishment of Debt

In connection with the Galen and HCA Mergers, substantial amounts of high-coupon fixed and floating rate long-term debt have been refinanced to reduce future interest costs and eliminate certain restrictive covenants.

In the third quarter of 1994, net income was reduced by $23 million or $.06 per share in connection with the refinancing of $136 million of long-term debt. Net income in the first quarter of 1994 includes a loss of $92 million or $.27 per share related to the refinancing of approximately $2 billion of long-term debt.

During the third quarter of 1993, Columbia/HCA effected the refinancing of $787 million of its long-term debt and renegotiated HCA's bank credit agreement (subsequently replaced upon consummation of the HCA Merger). After-tax losses from these refinancing activities aggregated $84 million or $.24 per share.

NOTE 9 - OTHER BUSINESS COMBINATIONS

The following is a summary of acquisitions and joint ventures (excluding the MCA, HCA and Galen Mergers) consummated during the respective nine month periods (dollars in millions):

                                                               1994       1993
Number of hospitals ...............................               9          3
Number of licensed beds ...........................           2,535        903
Purchase price information:
  Fair value of assets acquired ...................         $   403    $   164
  Liabilities assumed .............................            ( 60)      ( 48)
    Net assets acquired ...........................             343        116
  Net assets sold in exchange for acquired
    properties ....................................             (45)         -
  Contributions from minority partners ............             (79)       (28)
  Net cash acquired ...............................              (6)       (10)
       Net cash paid for acquisitions .............         $   213    $    78


NOTE 10 - INCOME TAXES

The Internal Revenue Service (the "IRS") has issued statutory notices of deficiency in connection with its examinations of HCA's federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court (the "Tax Court"). In addition, the IRS has proposed certain adjustments in connection with its examinations of HCA's 1989 and 1990 federal income tax returns. The following is a discussion of the disputed items.

  Method of Accounting

For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of


                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 10 - INCOME TAXES (Continued)

  Method of Accounting (Continued)

1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $110 million in income taxes and $472 million in interest as of September 30, 1994.

  Hospital Acquisitions

In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $113 million in income taxes and $158 million in interest as of September 30, 1994.

  Insurance Subsidiary

Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through September 30, 1994, Columbia/HCA is seeking a refund totaling $51 million in income taxes and $100 million in interest in connection with this issue.

As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to HealthTrust, Inc. - The Hospital Company ("HTI") in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $5 million in income taxes and $17 million in interest. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to HTI would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

  HTI Sale

In connection with its sale of certain Subsidiaries to HTI in 1987 in exchange for cash, HTI preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal HTI obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its HTI preferred stock and

                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 10 - INCOME TAXES (Continued)

  HTI Sale (Continued)

warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the HTI preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $70 million through September 30, 1994.

Also in connection with the 1987 sale of certain Subsidiaries to HTI, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to HTI should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $76 million through September 30, 1994.

In connection with the 1987 HTI transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $11 million of additional income taxes and $19 million of interest through September 30, 1994. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

  Doubtful Accounts

The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $102 million and interest of $58 million through September 30, 1994.

  Leveraged Buy-out Expenses

The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible.
If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $94 million and interest of $32 million through September 30, 1994.

                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited


NOTE 10 - INCOME TAXES (Continued)

  Other Issues

Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $44 million in income taxes and $29 million in interest through September 30, 1994.

On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior years income taxes and related interest. This payment will not have a material effect on 1994 earnings.

In September 1994, Columbia/HCA presented its case in Tax Court for all issues other than the deductibility of insurance premiums paid to Parthenon, which is expected to be presented in the fourth quarter of 1994. A Tax Court decision is expected in 1995. Resolution of disputed income tax issues by the Tax Court will not be affected by the proposed merger with HTI discussed in Note 12.

Management believes that HCA had properly reported its income and paid its taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia/HCA.

NOTE 11 - CONTINGENCIES

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

                    COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
                                 Unaudited

NOTE 11 - CONTINGENCIES (Continued)

  Spinoff

Certain subsidiaries of Columbia/HCA are parties to risk-sharing arrangements with Humana.

  Regulatory Review

Federal regulators are investigating certain financial arrangements with physicians at two psychiatric hospitals.

  Litigation

Various suits and claims arising in the ordinary course of business are pending against Columbia/HCA.

Columbia/HCA is a party to a class action lawsuit originally initiated against certain subsidiaries, directors and officers of MCA alleging violation of various sections of the Securities Acts of 1933 and 1934 as well as various provisions of state law. The litigation is generally based on claims that the defendants knew or should have known earlier than reported that MCA's earnings for the quarter ended September 30, 1992 would be below analysts' published expectations and that the defendants made false and misleading statements concerning MCA's earnings prospects, leading to the subsequent loss in the value of MCA common stock. The litigation seeks to recover monetary damages in unspecified amounts and is in the early stages of discovery.

NOTE 12 - SUBSEQUENT EVENT

On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with HTI in a tax-free, stock-for-stock transaction.

Under the terms of the merger agreement which was approved by the boards of both companies, HTI stockholders would receive 0.88 of a share of Columbia/HCA common stock in exchange for each HTI share held, which would result in outstanding Columbia/HCA common shares of approximately 452 million. Columbia/HCA expects that the merger will be tax-free to HTI stockholders and accounted for as a pooling of interests. It is also anticipated that the combined entity will continue Columbia/HCA's existing quarterly dividend policy of $.03 per common share.

The proposed merger is subject to various conditions, including confirmation that the proposed merger qualifies as a pooling of interests for accounting purposes, expiration or termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and approval of the proposed transaction by stockholders of both companies. The combined entity would operate approximately 311 hospitals containing over 60,000 licensed beds, over 125 outpatient ancillary facilities located in 37 states and two foreign countries with annual revenues in excess of $15 billion.

A proxy statement detailing the proposed merger will be distributed to stockholders of both companies. Stockholder meetings to vote on the proposed merger are anticipated to occur in the first quarter of 1995. If approved, the transaction should be completed shortly thereafter.



              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background Information and Business Strategy

  Proposed HTI Merger

On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with HTI in a tax-free, stock-for-stock transaction. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

  MCA Merger

The MCA Merger was completed in September 1994. As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the MCA Merger was accounted for by the purchase method, and accordingly, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis include the operations of MCA since September 1, 1994.

  HCA Merger

As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, the HCA Merger was completed on February 10, 1994. For accounting purposes, this transaction was treated as a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented.

  Galen Merger

The Galen Merger was completed on September 1, 1993 and was also accounted for as a pooling of interests. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Galen Merger. The accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

  Spinoff Transaction

Prior to the merger with CHC, Galen became a publicly held corporation as a result of the Spinoff which was completed on March 1, 1993. See Note 7 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Spinoff. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis. For accounting purposes, because of the relative significance of the hospital business, the pre-Spinoff financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operating results and net assets of Humana's managed care health plans have been classified as discontinued operations.

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

  Business Strategy (Continued)

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

Results of Operations

Revenues increased 9% to $2.7 billion in the third quarter of 1994 and 7% to $8.2 billion for the nine months ended September 30, 1994 compared to the respective periods last year, primarily as a result of acquisitions, growth in inpatient and outpatient volumes and price increases. On a same-hospital basis, admissions increased 1.9% and 1.4% for the third quarter and nine months periods, respectively, and outpatient visits increased 52.2% and 31.7% for the respective periods compared to 1993. The increase in outpatient visits is primarily a result of expanding home health and other outpatient ancillary services.

Despite a continued increase in discounted business, income from continuing operations before non-recurring transactions, depreciation, interest expense, minority interests, income taxes and amortization ("EBDITA") increased 14% to $507 million in third quarter 1994 from $444 million last year and 10% to $1.7 billion for the for the nine month period from $1.5 billion last year. The increase in EBDITA margins to 18.6% and 20.2% in the third quarter and nine months ended September 30, 1994, respectively, from 17.9% and 19.5% last year, respectively, resulted primarily from volume growth, increased discounts on medical supplies and other operating efficiencies related to growth in



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

volume of services. Medicare admissions as a percentage of total admissions grew from 37% for the third quarter of 1993 to 38% in 1994, while discounted and managed care admissions increased from 36% to 40%, respectively. For the nine month periods, Medicare admissions as a percentage of total admissions increased from 38% in 1993 to 39% in 1994, and discounted and managed care admissions grew from 34% last year to 39% this year.

During the first quarter of 1994, Columbia/HCA recorded $159 million (before income taxes) of certain non-recurring charges in connection with the HCA Merger. In addition to investment and advisory fees associated with the HCA Merger, these charges reflect management's actions to reduce overhead costs, eliminate duplicative operating facilities in certain markets and consolidate management information systems. These cost-saving measures should be completed during 1994. Management believes that these actions related to the HCA Merger, combined with cost reductions from renegotiations of medical supply contracts and interest savings from the 1994 refinancings of long-term debt, could result in annual pretax savings of approximately $130 million, of which as much as $75 million could be realized in 1994.

Excluding the effects of non-recurring transactions, income from continuing operations increased 28% to $176 million ($.50 per share) in the third quarter of 1994 from $137 million ($.40 per share) last year, and 22% to $620 million ($1.80 per share) for the nine months ended September 30, 1994 from $508 million ($1.50 per share) for the same period last year. The increase in both periods was attributable to the previously discussed growth of EBDITA and declines in interest expense resulting from refinancing activities.

The freestanding surgical center business acquired in connection with the MCA Merger in September 1994 increased revenues by $39 million. The MCA Merger had no material effect on third quarter 1994 earnings.

Results of operations for the periods prior to the Spinoff in 1993 include income from discontinued operations of $16 million or $.04 per share related to Humana's health plan business. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

In connection with the Galen and HCA Mergers, substantial amounts of high-coupon long-term debt have been refinanced to reduce future interest expense and eliminate certain restrictive covenants. During the third quarter of 1994, Columbia/HCA incurred an after-tax loss of $23 million or $.06 per share in connection with the refinancing of $136 million of long-term debt. In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of long-term debt resulting in an after-tax loss of $92 million or $.27 per share. Losses from refinancings of $787 million of long-term debt and a revolving credit agreement in the third quarter of 1993 reduced net income by $84 million or $.24 per share.

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

Liquidity

Cash provided by continuing operations totaled $985 million for the nine months ended September 30, 1994 compared to $1 billion last year. Cash flows in 1994 were reduced

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

by approximately $75 million in connection with the payment to the IRS related to disputed prior year income taxes and interest. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to finance acquisitions, reduce long-term debt and, in 1993, finance a payment of $135 million to Humana in connection with the Spinoff. Working capital totaled $801 million at September 30, 1994 compared to $573 million at December 31, 1993. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

A substantial portion of the non-recurring transactions recorded in the first quarter of 1994 comprises the writedown of recorded assets and, accordingly, management does not expect that these transactions will have a material adverse effect on cash flows from continuing operations in 1994.

Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $825 million at September 30, 1994 and $778 million at December 31, 1993.

Capital Resources

Excluding acquisitions, capital expenditures totaled $693 million for the nine months ended September 30, 1994 compared to $630 million for the same period in 1993. Planned capital expenditures in 1994 (excluding acquisitions) are expected to approximate $950 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

Columbia/HCA also expended $213 million and $78 million for acquisitions and joint ventures (excluding the MCA, HCA and Galen Mergers) during the
respective nine month periods of 1994 and 1993.   See Note 9 of the Notes to
Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At September 30, 1994, there were projects under construction which had an estimated additional cost to complete of approximately $285 million.

On April 29, 1994, Columbia/HCA filed a registration statement on Form S-3 with the Securities and Exchange Commission in connection with the planned public offering of up to approximately $1.5 billion of long-term debt. The proceeds from the sales of such securities will be used for general corporate purposes, which may include repayment of commercial paper and other indebtedness, additional capitalization of Columbia/HCA's subsidiaries, capital expenditures and possible acquisitions. In the third quarter of 1994, the Company issued $555 million of fixed and floating rate medium term notes, the proceeds from which were used primarily to repay commercial paper and bank borrowings.

Other Information

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.4 billion at September 30, 1994 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

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

Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at September 30, 1994.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

                                      Operating Data


                                                           1994            1993
 Number of hospitals in operation at:
  March 31 ......................................           196             197
  June 30 .......................................           196             195
  September 30 ..................................           195             191
  December 31 ...................................                           193


 Number of freestanding outpatient surgical
   centers in operation at:
  March 31 ......................................             6               4
  June 30 .......................................             6               4
  September 30 ..................................           103               5
  December 31 ...................................                             6


 Licensed hospital beds at:
  March 31 ......................................        43,171          42,786
  June 30 .......................................        43,092          42,576
  September 30 ..................................        43,669          42,170
  December 31 ...................................                        42,237


 Weighted average hospital bed capacity:
  Quarter:
   First ........................................        41,955          41,525
   Second .......................................        42,237          41,824
   Third ........................................        42,456          41,149
   Fourth .......................................                        41,221
  Year ..........................................                        41,263


 Average daily census:
  Quarter:
   First ........................................        20,341          20,880
   Second .......................................        18,272          18,634
   Third ........................................        17,445          17,425
   Fourth .......................................                        17,917
  Year ..........................................                        18,702


 Admissions:
  Quarter:
   First ........................................       309,800         306,200
   Second .......................................       292,300         286,500
   Third ........................................       288,400         278,600
   Fourth .......................................                       287,100
  Year ..........................................                     1,158,400








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)


                                      Operating Data

                                                           1994            1993


 Length of stay:
  Quarter:
   First ........................................           5.9             6.1
   Second .......................................           5.7             5.9
   Third ........................................           5.6             5.8
   Fourth .......................................                           5.7
  Year ..........................................                           5.9


 Outpatient visits:
  Quarter:
   First ........................................     1,522,500 (a)   1,378,500
   Second .......................................     1,766,400       1,411,800
   Third ........................................     2,073,600       1,311,600
   Fourth .......................................                     1,389,000
  Year ..........................................                     5,490,900


 Emergency room visits:
  Quarter:
   First ........................................       788,300         791,900
   Second .......................................       816,300         792,600
   Third ........................................       811,100         778,500
   Fourth .......................................                       776,700
  Year ..........................................                     3,139,700


(a) Restated to reflect visits related to the acquisition of a home health agency.


Part II:  Other Information

Item 1:  Legal Proceedings.

A class action, In re Medical Care America, Inc. Securities Litigation, is pending in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3-92-CV-1996-R). A class has been certified by the Court consisting of all persons who owned securities of MCA at the close of trading on September 24, 1992 and who acquired those securities either in purchases in the open market following the September 9, 1992 merger of Medical Care International, Inc. ("MCI") and Critical Care America, Inc. ("CCA") or through exchange of their securities in said companies pursuant to the merger, and who sustained damages as a result of such purchases, subject to certain exclusions (the "Class Members" or the "Class"). The named defendants include MCA, MCI, CCA, as well as certain officers and/or directors of MCA, MCI, or CCA. The plaintiffs seek to recover damages sustained by Class Members as a result of alleged violations by the defendants of Section 11 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, the complaint asserts claims under the state law of Texas which have not been certified for class treatment at the present time, without prejudice to any party's rights regarding certification of such claims in the future. The complaint alleges a course of conduct in which the defendants knowingly or recklessly failed to state material information and released false and misleading information to the investing public, regarding the earnings, profitability and business prospects of MCA and of MCI and CCA prior to their merger. The plaintiffs allege that, as a result of this false and misleading information, the market price of MCA securities was artificially inflated throughout the class period. The plaintiffs further allege that, upon the dissemination on September 25, 1992 of the true facts concerning MCA's earnings, profitability and business prospects, the market price of MCA Common Stock dropped precipitously, resulting in a significant market loss of over $1 billion, and causing damages to plaintiffs and the other Class Members. The litigation is in the early stages of discovery. Management believes the lawsuit is without merit and intends to vigorously defend the same.

Item 5:  Other Information.

Columbia/HCA's ratio of earnings to fixed charges was 4.49 and 1.71 for the three months ended September 30, 1994 and 1993, respectively, and 4.55 and
3.18 for the nine months ended September 30, 1994 and 1993, respectively.


Item 6:  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      Exhibit 11 - Statement re Computation of Earnings Per Common and Common Equivalent Share.

      Exhibit 12 - Statement re Computation of Ratio of Earnings to Fixed
      Charges.

      Exhibit 27 - Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system)

      (b) Reports on Form 8-K:

      On September 16, 1994, Columbia/HCA filed a report on Form 8-K announcing the completion of the merger with MCA. A copy of the press release issued by Columbia/HCA was included in the report.

      On October 4, 1994, Columbia/HCA filed a report on Form 8-K announcing the signing of a definitive agreement between Columbia/HCA and HTI to merge in a tax-free, stock-for-stock transaction. A copy of the press release issued by Columbia/HCA was included in the report.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    COLUMBIA/HCA HEALTHCARE CORPORATION


Date:  November 14, 1994                           /s/ David C. Colby
                                                   David C. Colby
                                                   Senior Vice President,
                                                   Chief Financial
                                                   Officer and Treasurer
                                                   (Principal Financial
                                                   Officer)

Date:  November 14, 1994                           /s/ Richard A. Lechleiter
                                                   Richard A. Lechleiter
                                                   Vice President and
                                                   Controller
                                                   (Principal Accounting
                                                   Officer)