Form 10-K/A
period 1993-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-12-13
CIK 860730

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------


                                 FORM 10-K/A-2

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1993

                        Commission File Number 1-11239

                                 -------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  (formerly COLUMBIA HEALTHCARE CORPORATION)
            (Exact Name of Registrant as Specified in its Charter)

                                 -------------

                 Delaware                         75-2497104
     (State of Other Jurisdiction of           (I.R.S. Employer
      Incorporation or Organization)          Identification No.)

          201 West Main Street
          Louisville, Kentucky                       40202
(Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code: (502) 572-2000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
            Title of Each Class               on Which Registered
            -------------------              ---------------------
       Common Stock, $.01 Par Value         New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        As of February 28, 1994, there were outstanding 318,289,550 shares of the Registrant's Common Stock and 18,989,999 shares of the Registrant's Nonvoting Common Stock. As of February 28, 1994 the aggregate market value of the Common Stock held by non-affiliates was $12,304,680,760. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, and The Hospital Corporation of America Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

        None

================================================================================

                                 INTRODUCTION

     This report on Form 10-K/A-2 is being filed with the Securities and Exchange Commission to delete Item 7 of the Annual Report on Form 10-K of Columbia/HCA Healthcare Corporation (the "Company") for the fiscal year ended December 31, 1993 in its entirety and to insert in lieu thereof the following:


                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The Selected Financial Data in Item 6 set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA which should be read in conjunction with the following discussion and analysis.

BACKGROUND INFORMATION AND BUSINESS STRATEGY

HCA Merger


     As discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements of Columbia/HCA, on October 2, 1993, Columbia entered into a definitive agreement to merge with HCA. This transaction was completed on February 10, 1994 and accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the combined operations of Columbia and HCA for all periods presented.

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

RESULTS OF OPERATIONS

      At the time of the HCA Merger, Columbia/HCA operated 195 hospitals (43,075 licensed beds) and certain ancillary health care facilities in forty major markets located in twenty-six states and two foreign countries. Operating data related to the pre-HCA Merger entities follows (dollars in millions):


                                                 Columbia     HCA     Combined
                                                 --------   -------   ---------
Revenues:
  1993 .......................................  $  5,130   $  5,122   $  10,252
  1992 .......................................     4,806      5,126       9,932
  1991 .......................................     4,612      4,986       9,598
EBDITA (a):
  1993 .......................................  $    907   $  1,097   $   2,004
  1992 .......................................       870      1,054       1,924
  1991 .......................................       928      1,044       1,972
Income from continuing operations
 before income taxes (b):
  1993 .......................................  $    471   $    649   $   1,120
  1992 .......................................       467        505         972
  1991 .......................................       560        282         842
Income from continuing operations (b):
  1993 .......................................  $    291   $    382   $     673
  1992 .......................................       297        300         597
  1991 .......................................       358        156         514
Admissions (in thousands):
  1993 .......................................     596.3      562.1     1,158.4
  1992 .......................................     586.5      574.6     1,161.1
  1991 .......................................     587.8      601.9     1,189.7
Emergency room visits (in thousands):
  1993 .......................................   1,563.2    1,576.5     3,139.7
  1992 .......................................   1,537.4    1,505.5     3,042.9
  1991 .......................................   1,519.7    1,508.9     3,028.6
- - --------------

(a) Income from continuing operations before non-recurring transactions, depreciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance.

(b) Excludes the effect of non-recurring transactions. See Note 5 of the Notes to Consolidated Financial Statements for a description of these transactions.


      The following table summarizes the operating results of the combined entity and excludes the effect of non-recurring transactions.

                                    1993           1992            1991
                              --------------  --------------   -------------
                              Amount   Ratio  Amount   Ratio   Amount  Ratio
                              ------   -----  ------   -----   ------  -----
Revenues ..................   $10,252  100.0%  $9,932  100.0%  $9,598  100.0%
                              -------  -----   ------  -----   ------  -----

Salaries, wages and benefits    4,215   41.1    4,112   41.4    3,976   41.4
Supplies ...................    1,664   16.2    1,613   16.2    1,467   15.3
Other operating expenses ...    1,893   18.5    1,849   18.6    1,739   18.1
Provision for doubtful
  accounts .................      542    5.3      515    5.2      508    5.3
Investment income ..........      (66)  (0.6)     (81)  (0.8)     (64)  (0.7)
                              -------  -----   ------  -----   ------  -----

                                8,248   80.5    8,008   80.6    7,626   79.4
                              -------  -----   ------  -----   ------  -----

EBDITA .....................    2,004   19.5    1,924   19.4    1,972   20.6

Depreciation and amortization     554    5.4      541    5.5      524    5.5
Interest expense ............     321    3.1      401    4.0      597    6.2
Minority interests in
  earnings of consolidated
  entities ..................       9    0.1       10    0.1        9    0.1
                               ------  -----   ------  -----   ------  -----

Income from continuing
  operations before income
  taxes ......................  1,120   10.9      972    9.8      842    8.8
Provision for income taxes ...    447    4.3      375    3.8      328    3.4
                               ------  -----   ------  -----   ------  -----

Income from continuing
  operations ................. $  673    6.6%  $  597    6.0%  $  514    5.4%
                               ======  =====   ======  =====   ======  =====


      Revenues increased 3% to $10.3 billion in 1993 and 3% to $9.9 billion in 1992. Increases in both periods resulted primarily from price increases, acquisitions and growth in outpatient services.

     During 1992 and 1993, Columbia/HCA completed numerous acquisitions and divestitures of hospitals, most of which are discussed in Notes 5 and 6 of the Notes to Consolidated Financial Statements. The following table summarizes percentage changes in same-hospital volumes for each respective period of 1993 compared to the same period of 1992, and changes in same-hospital volumes in for period of 1992 compared to the same period of 1991.

                                 1993 vs 1992                1992 vs 1991
                          --------------------------   -------------------------
                           Columbia                     Columbia
                          ----------                   ----------
                          CHC  Galen  HCA   Combined   CHC  Galen  HCA   Combined
                          ---  -----  ---   --------   ---  -----  ---   --------
Admissions:
 Quarter:
  First ................  6.7  (2.1)  (1.5)  (1.5)     8.4     -    3.5    2.1
  Second ...............  8.9  (1.3)  (2.5)  (1.6)     2.4  (4.8)   1.2   (1.5)
  Third ................  5.9  (1.0)  (3.0)  (1.8)     4.6  (4.1)  (0.4)  (1.9)
  Fourth ...............  5.9   1.3   (0.4)   0.6      4.6  (3.6)  (2.2)  (2.6)

   Year ................  6.8  (0.8)  (1.8)  (1.1)     5.0  (3.1)   0.6   (1.0)

Emergency Room Visits:
 Quarter:
  First ................ 19.2   4.4    9.0    7.3      6.3   2.2    0.9    1.7
  Second ............... 11.7  (0.1)   4.2    2.6      8.0  (1.8)     -   (0.5)
  Third ................  5.8  (2.2)   1.9    0.3     16.5   0.2    7.0    4.0
  Fourth ...............  6.9   2.4    5.7    4.3      8.9  (2.2)  (0.5)  (1.0)

   Year ................ 10.6   1.1    5.1    3.6      9.1  (0.4)   1.8    1.0

     In addition to the above, same-hospital outpatient volumes for CHC facilities increased 9.5% in 1993 and 39% in 1992, while such volumes for Galen facilities declined 3.6% and 1.5% respectively. Same-hospital outpatient volumes for HCA (denominated differently than those of CHC and Galen) increased 9.6% in 1993 and 14.6% in 1992 compared to the respective prior year.

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


     During the past three years, Columbia/HCA has experienced an increase in discounted business. Medicare admissions as a percentage of total admissions increased from 37% in 1992 to 39% in 1993, while discounted and managed care admissions grew from 32% to 35%, respectively.

      Despite declines in same-hospital admissions and increases in discounted business, pre-tax income from continuing operations (excluding the effect of non-recurring transactions) increased 15% to $1.1 billion in 1993 from $972 million in 1992 and pre-tax margins increased to 10.9% in 1993 from 9.8% in 1992. The improvement was attributable primarily to reductions in interest expense resulting from refinancing activities in both 1992 and 1993. In addition, pre-tax margins also increased due to improvements in staffing levels. Salaries, wages and benefits increased approximately 2% in 1993 and declined as a percentage of revenues to 41.1% in 1993 from 41.4% in 1992.

      Pre-tax income from continuing operations (excluding the effect of non-recurring transactions) increased 15% to $972 million in 1992 from $842 million in 1991 primarily due to a decline of $196 million in interest expense. Excluding interest expense, operating results in 1992 deteriorated due to a decline in same-hospital admissions at former Galen facilities and significant increases in Galen's discounted business.

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


      See Note 5 of the Notes to Consolidated Financial Statements for a discussion of non-recurring transactions.


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

      As part of its business strategy, Columbia/HCA intends to acquire additional health care facilities in the future. Since December 31, 1993, Columbia/HCA has expended $114 million towards the purchase of four hospitals (or a controlling interest therein) containing 1,264 licensed beds. These transactions, which will be accounted for by the purchase method, were financed through the use of internally generated funds and issuance of long-term debt.

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

      Upon consummation of the HCA Merger in February 1994, Columbia/HCA entered into revolving credit agreements in the aggregate amount of $3 billion and refinanced certain HCA and other long-term debt. The refinancings were effected primarily through the issuance of commercial paper, $175 million of 6.5% Notes due 1999 and $150 million of 7.15% Notes due 2004. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's first quarter 1994 net income by approximately $80 million.

     Columbia's credit facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia/HCA was in compliance with all such covenants at December 31, 1993.

     At December 31, 1993, Columbia/HCA was a party to certain interest rate agreements covering $380 million of commercial paper classified as long-term debt. These transactions were consummated in connection with the refinancing of high-coupon debt with an average interest rate approximating 13% and provided a cost-effective source of fixed rate financing averaging 7.9%. At December 31, 1993, the fair value of Columbia/HCA's net payable position under these agreements totaled $34 million.

EFFECTS OF INFLATION AND CHANGING PRICES

      Various federal, state and local laws have been enacted that, in certain cases, limit Columbia/HCA's ability to increase prices. Revenues for hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Medicare revenues approximated 34%, 30% and 29% of revenues in 1993, 1992 and 1991, respectively.

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

OTHER INFORMATION


      As discussed in Note 7 of the Notes to Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.3 billion at December 31, 1993 proposed by the Internal Revenue Service (the "Service") for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the Service are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

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


      During 1992 Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which increased last year's first quarter net income by $51 million or $.16 per share. See Note 7 of the Notes to Consolidated Financial Statements.

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

                                        COLUMBIA/HCA HEALTHCARE
                                        CORPORATION


Date: December 13, 1994                 /s/ Richard A. Lechleiter
                                        ----------------------------------------
                                        Vice President and Controller
                                        (Principal Accounting Officer)