Form 10-Q/A
period 1994-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1994-12-13
CIK 860730

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-Q/A-1
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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


                                               Outstanding at
         Class of Common Stock                  April 30,1994
Voting common stock, $.01 par value          319,079,300 shares
Nonvoting common stock, $.01 par value        18,990,000 shares

INTRODUCTION


This report on Form 10-Q/A-1 is being filed with the Securities and Exchange Commission to delete Item 2 on Form 10-Q of Columbia/HCA Healthcare Corporation (the "Company") for the quarter ended March 31, 1994 in its entirety and to insert in lieu thereof the following:

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

At December 31, 1993, Columbia/HCA was a party to certain interest rate agreements covering $380 million of commercial paper classified as long-term debt. These transactions were consummated in connection with the refinancing of high-coupon debt with an average interest rate approximating 13% and provided a cost-effective source of fixed rate financing averaging 7.9%. As part of the previously discussed refinancing of $2 billion of long-term debt in the first quarter of 1994, Columbia/HCA terminated all of its interest rate agreements in advance of their scheduled maturities. The loss on refinancing of long-term debt aggregating $149 million ($92 million net of tax) includes a loss of $21 million ($13 million net of tax) related to the termination of these agreements. At March 31, 1994, Columbia/HCA was not a party to any interest rate agreements.

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

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                Operating Data

                                                      1994         1993
 Number of hospitals in operation at:
  March 31 ......................................      196          197
  June 30 .......................................                   195
  September 30 ..................................                   191
  December 31 ...................................                   193


 Licensed beds at:
  March 31 ......................................   43,171       42,786
  June 30 .......................................                42,576
  September 30 ..................................                42,170
  December 31 ...................................                42,237


 Weighted average licensed beds:
  Quarter:
   First ........................................   41,955       41,525
   Second .......................................                41,824
   Third ........................................                41,149
   Fourth .......................................                41,221
  Year ..........................................                41,263


 Average daily census:
  Quarter:
   First ........................................   20,341       20,880
   Second .......................................                18,634
   Third ........................................                17,425
   Fourth .......................................                17,917
  Year ..........................................                18,702


 Admissions:
  Quarter:
   First ........................................  309,800      306,200
   Second .......................................               286,500
   Third ........................................               278,600
   Fourth .......................................               287,100
  Year ..........................................             1,158,400


 Length of stay:
  Quarter:
   First ........................................      5.9          6.1
   Second .......................................                   5.9
   Third ........................................                   5.8
   Fourth .......................................                   5.7
  Year ..........................................                   5.9

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                Operating Data

                                                      1994         1993

 Outpatient visits:
  Quarter:
   First ........................................1,459,400    1,378,500
   Second .......................................             1,411,800
   Third ........................................             1,311,600
   Fourth .......................................             1,389,000
  Year ..........................................             5,490,900


 Emergency room visits:
  Quarter:
   First ........................................  788,300      791,900
   Second .......................................               792,600
   Third ........................................               778,500
   Fourth .......................................               776,700
  Year ..........................................             3,139,700


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (Continued)
                    Condensed Consolidated Statement Of Income
                                   1993 Quarters
                                     Unaudited
                  (Dollars in millions, except per share amounts)


                                               First   Second   Third  Fourth     Year

Revenues ................................     $2,654   $2,536  $2,491  $2,571  $10,252

Salaries, wages and benefits ............      1,072    1,049   1,034   1,060    4,215
Supplies ................................        433      413     405     413    1,664
Other operating expenses ................        478      461     474     480    1,893
Provision for doubtful accounts .........        126      132     152     132      542
Depreciation and amortization ...........        136      138     140     140      554
Interest expense ........................         85       85      81      70      321
Investment income .......................        (12)     (15)    (18)    (21)     (66)
Non-recurring transactions ..............          -        -     151       -      151

                                               2,318    2,263   2,419   2,274    9,274

Income from continuing operations
  before minority interests and income
  taxes .................................        336      273      72     297      978

Minority interests in earnings of
  consolidated entities .................          4        3       3      (1)       9

Income from continuing operations
  before income taxes ...................        332      270      69     298      969

Provision for income taxes ..............        127      104      41     122      394

Income from continuing operations .......        205      166      28     176      575

Income from operations of discontinued
  health plan segment, net of income
  taxes .................................         16        -       -       -       16
Extraordinary loss on extinguishment
  of debt, net of income tax benefit ....          -        -     (84)      -      (84)

     Net income (loss) ..................     $  221   $  166  $  (56)  $ 176   $   507

Earnings (loss) per common and common
  equivalent share:
  Income from continuing operations .....     $  .61   $  .49  $  .08   $ .52   $  1.70
  Income from operations of discontinued
    health plan segment .................        .04        -       -       -       .04
  Extraordinary loss on extinguishment
    of debt .............................          -        -    (.24)      -      (.24)

     Net income (loss) ..................     $  .65   $  .49  $ (.16)  $ .52   $  1.50

Shares used in earnings per common
  and common equivalent share
  computation (000) .....................    337,739  338,544 340,145 340,642   339,222





            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)
                   Condensed Consolidated Statement Of Income
                                  1992 Quarters
                                    Unaudited
                 (Dollars in millions, except per share amounts)


                                               First  Second   Third  Fourth      Year

Revenues ................................     $2,559  $2,450  $2,451  $2,472    $9,932

Salaries, wages and benefits ............      1,037   1,006   1,028   1,041     4,112
Supplies ................................        407     390     405     411     1,613
Other operating expenses ................        466     456     479     448     1,849
Provision for doubtful accounts .........        121     126     144     124       515
Depreciation and amortization ...........        135     136     139     131       541
Interest expense ........................        127      95      89      90       401
Investment income .......................        (20)    (19)    (26)    (16)      (81)
Non-recurring transactions ..............          -       -     532     (93)      439

                                               2,273   2,190   2,790   2,136     9,389

Income (loss) from continuing operations
  before minority interests and income
  taxes .................................        286     260    (339)    336       543

Minority interests in earnings of
  consolidated entities .................          3       3       2       2        10

Income (loss) from continuing operations
  before income taxes ...................        283     257    (341)    334       533

Provision for income taxes ..............        109      99     (41)    127       294

Income (loss) from continuing
  operations ............................        174     158    (300)    207       239

Income (loss) from operations of
  discontinued health plan segment,
  net of income taxes (benefit) .........          3      (2)   (132)      6      (125)
Cumulative effect on prior years of a
  change in accounting for income
  taxes .................................         51       -       -       -        51

     Net income (loss) ..................     $  228  $  156  $ (432) $  213    $  165

Earnings (loss) per common and common
  equivalent share:
  Income from continuing operations .....     $  .57  $  .48  $ (.89) $  .61    $  .73
  Income (loss) from operations of
    discontinued health plan segment ....        .02    (.02)   (.39)    .02      (.39)
  Cumulative effect on prior years of a
    change in accounting for income
    taxes ...............................        .16       -       -       -       .16

     Net income (loss) ..................     $  .75  $  .46  $(1.28) $  .63    $  .50

Shares used in earnings per common
  and common equivalent share
  computation (000) .....................    304,401 331,969 337,675 340,065   328,564


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLUMBIA/HCA HEALTHCARE
                                        CORPORATION


Date:  December 13, 1994                /s/  Richard A. Lechleiter
                                        Vice President and Controller
                                        (Principal Accounting Officer)