Form 10-K
COLUMBIA HCA HEALTHCARE CORP/
filed 1995-03-31
CIK 860730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

Mark One:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1994

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EX-
    CHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition Period from       to      .
                                               ------  ------

                        COMMISSION FILE NUMBER 1-11239

                               ----------------
                      COLUMBIA/HCA HEALTHCARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              75-2497104
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)
            ONE PARK PLAZA
         NASHVILLE, TENNESSEE                           37203
    (Address of Principal Executive                  (Zip Code)
               Offices)

      Registrant's Telephone Number, Including Area Code: (615) 327-9551

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

  Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1995, there were outstanding 348,191,828 shares of the Registrant's Common Stock and 14,118,999 shares of the Registrant's Nonvoting Common Stock. As of February 28, 1995 the aggregate market value of the Common Stock held by non-affiliates was approximately $12,505,233,000. For purposes of the foregoing calculation only, the Registrant's directors, executive offi-cers, and The Columbia/HCA Healthcare Corporation Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  The Exhibit Index is on page 36.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                PAGE
                                                              REFERENCE
                                                              ---------
                                 PART I
 Item 1.  Business..........................................       1
 Item 2.  Properties........................................      17
 Item 3.  Legal Proceedings.................................      22
 Item 4.  Submission of Matters to a Vote of Security
          Holders...........................................      24
                                PART II
 Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................      25
 Item 6.  Selected Financial Data...........................      26
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      27
 Item 8.  Financial Statements and Supplementary Data.......      36
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............      36
                                PART III
 Item 10. Directors and Executive Officers of the
          Registrant........................................      36
 Item 11. Executive Compensation............................      36
 Item 12. Security Ownership of Certain Beneficial Owners
          and Management....................................      36
 Item 13. Certain Relationships and Related Transactions....      36
                                PART IV
 Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...............................      36

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Columbia/HCA Healthcare Corporation is one of the largest health care serv-ices companies in the United States. At February 28, 1995, the Company oper-ated 171 general, acute care hospitals and 28 psychiatric hospitals in 26 states and two foreign countries. In addition, as part of its comprehensive health care networks, the Company operates facilities that provide a broad range of outpatient and ancillary services. At February 28, 1995, the Company operated more than 125 outpatient centers. The term "the Company" as used herein refers to Columbia/HCA Healthcare Corporation and its direct and indi-rect subsidiaries and affiliated partnerships, unless otherwise stated or in-dicated by context.

  The Company's primary objective is to provide to the markets it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncolo-gy, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emer-gency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals as well as at freestanding facili-ties operated by the Company including outpatient surgery and diagnostic cen-ters, rehabilitation facilities, home health care agencies and other facili-ties. In addition, the Company operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hos-pitalization and outpatient settings.

  On September 16, 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase (the "MCA Merger"). On February 10, 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") pursuant to a merger transaction accounted for as a pooling of inter-ests (the "HCA Merger"). Effective September 1, 1993, the Company acquired Ga-len Health Care, Inc. ("Galen") pursuant to a merger transaction accounted for as a pooling of interests (the "Galen Merger"). Galen began operations as an independent publicly held corporation upon the distribution of all of its com-mon stock (the "Spinoff") by its then 100% owner, Humana Inc. ("Humana"), on March 1, 1993.

  The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorpo-rated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 327-9551.

RECENT DEVELOPMENT

  On October 4, 1994, the Company, a wholly-owned subsidiary of the Company ("Columbia Sub") and Healthtrust, Inc.--The Hospital Company ("Healthtrust") executed an Agreement and Plan of Merger, pursuant to which, among other things, (a) Columbia Sub would be merged with and into Healthtrust (the "Healthtrust Merger") and (b) each stockholder of Healthtrust would receive for each share of Healthtrust common stock owned as of the effective time of the Healthtrust Merger 0.88 of a share of the Company's common stock. On Feb-ruary 28, 1995, the stockholders of both the Company and Healthtrust voted to approve the Healthtrust Merger. The transaction remains conditioned upon the finalization of a consent agreement with the Federal Trade Commission and com-pletion of final documentation. The transaction is expected to be consummated in April 1995.

  Healthtrust is one of the largest providers of health care services in the United States, delivering a full range of inpatient, outpatient and other health care services principally through its affiliated hospitals. At December 31, 1994, Healthtrust operated 116 acute care hospitals, all of which are owned or leased by Healthtrust through its subsidiaries or joint venture arrangements. Healthtrust is also an investor, through joint ventures, in four other acute care hospitals. Healthtrust's af-filiated hospitals are located in rural, suburban and urban communities in 22 southern and western states. Healthtrust's affiliated hospitals generally pro-vide a full range of inpatient and outpatient health care services, including medical/surgical, diagnostic, obstetric, pediatric, and emergency services. Many of Healthtrust's hospitals also offer certain specialty programs and services, including occupational medicine programs, home health care services, skilled nursing services, physical therapy programs, rehabilitation services, alcohol and drug dependency programs and selected mental health services. The health care services provided by each hospital are based upon the local demand for such services and the ability to provide such services on a competitive basis.

  Healthtrust has experienced consistent growth since it began operations through the acquisition of a group of hospitals and related assets (the "Healthtrust Formation") from Hospital Corporation of America (the predecessor to HCA) in September 1987. On May 5, 1994, Healthtrust acquired EPIC Holdings, Inc. ("EPIC") in a transaction accounted for as a purchase (the "EPIC Merg-er").

  The Healthtrust Merger involves the integration of two companies that have previously operated independently. There can be no assurance that the Company will not encounter difficulties in integrating the operations of Healthtrust with those of the Company or that the benefits expected from such integration will be realized. Any delays or unexpected costs incurred in connection with such integration could have a material adverse effect on the Company's busi-ness, operating results or financial condition. Furthermore, there can be no assurance that the operations, managements and personnel of the two companies will be compatible or that the Company or Healthtrust will not experience the loss of key personnel. Among the factors considered by the Board of Directors of the Company in connection with its approval of the Healthtrust Merger were the opportunities for economies of scale and operating efficiencies that should result from the Healthtrust Merger. While the Company expects to achieve annual savings in operating costs as a result of the Healthtrust Merger (including, without limitation, integration of office facilities, in-formation systems and support functions and the combined purchasing power of the two companies) of approximately $125 million annually, there can be no as-surances that these savings will be realized.

BUSINESS STRATEGY

  The Company's strategy is to become a significant, comprehensive provider of quality health care services in targeted markets. The Company pursues its strategy by acquiring the health care facilities necessary to develop a com-prehensive health care network with wide geographic presence throughout the market. Typically, the Company enters a market by acquiring one or more mid- to large-size general, acute care hospitals (over 150 licensed beds), which have either desirable physical plants or ones which can be upgraded on an eco-nomically feasible basis. The Company then upgrades equipment and facilities and adds new services to increase the attractiveness of the hospital to local physicians and patient populations. The Company typically develops a network by acquiring additional health care facilities including additional general, acute care hospitals, psychiatric hospitals and outpatient facilities such as surgery centers, diagnostic centers, physical therapy centers and other treat-ment or wellness facilities including home health care agencies. By developing a comprehensive health care network in a local market, the Company achieves greater visibility and is better able to attract physicians and patients by offering a full range of services in the entire market area. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider or-ganizations ("PPOs") and employers.

  Upon acquisition of a facility, the Company hires experienced executives to manage its operations and decentralizes operational decision making to the lo-cal level, while providing local physicians and managers the opportunity to purchase equity interests in the operations through a partnership or corporate structure. Management believes the Company's strategy of co-ownership of its facilities with physicians produces significant operational advantages. Physi-cians who have an ownership interest in a facility take a more active role in recruiting other physicians and in improving efficiency by containing costs and making more rational capital expenditure decisions, and often are more ac-tive supporters of operations and medical staff quality assurance activities, as they have a direct personal interest in the success and reputation of the facility. Moreover, because the Company's facilities are co-owned with and op-erated by prominent members of the local medical community, both community support for the facilities and the Company's ability to recruit physicians to the facilities are enhanced. In addition, by giving local managers of its fa-cilities the opportunity to purchase equity interests in such facilities, the Company creates incentives on the part of its local managers to operate their facilities successfully with a long-term perspective.

HEALTH CARE FACILITIES

  The Company currently operates hospitals, ambulatory surgery centers, diag-nostic centers, cardiac rehabilitation centers, physical therapy centers, ra-diation oncology centers, comprehensive outpatient rehabilitation centers and home health care agencies and programs.

  The Company currently operates 171 general, acute care hospitals with 41,541 licensed beds. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hos-pitals also provide outpatient services such as outpatient surgery, laborato-ry, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices con-form to established standards. When the Company acquires a hospital, it estab-lishes quality assurance programs to support and monitor quality of care stan-dards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

  Like most hospitals, the Company's hospitals do not engage in extensive med-ical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical ro-tation of medical students.

  The Company currently operates 28 psychiatric hospitals with 3,173 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tai-lored to child psychiatric, adolescent psychiatric, adult psychiatric, adoles-cent alcohol or drug abuse and adult alcohol or drug abuse patients. The hos-pitals use the treatment team concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis interven-tion, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical medicine. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

  Other outpatient or related health care services operated by the Company in-clude ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers, skilled nursing services and home health/infusion services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive health care network in each of its target markets. The Company currently operates more than 125 outpatient centers.

  In addition to providing capital resources, the Company makes available a variety of management services to its health care facilities, most signifi-cantly: national supply and equipment purchasing and leasing contracts; finan-cial policies; accounting, financial and clinical systems; governmental reim-bursement assistance; construction planning and coordination; information sys-tems; legal; personnel management; and internal audit.

SOURCES OF REVENUE

  Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geo-graphic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis), acquisitions of additional outpatient facilities and increased pressures from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possi-ble, on a less expensive outpatient basis.

  The Company receives payment for patient services from the federal govern-ment primarily under the Medicare program, state governments under their re-spective Medicaid programs, HMOs, PPOs and other private insurers and directly from patients. The approximate percentages of patient revenues of the Company's facilities from such sources during the periods specified below were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1994       1993       1992
                                                  --------   --------   --------
   Medicare......................................       34%        34%        30%
   Medicaid......................................        5          4          4
   Other sources.................................       61         62         66
                                                  --------   --------   --------
   Total.........................................      100%       100%       100%
                                                  ========   ========   ========

  Medicare is a federal program that provides certain hospital and medical in-surance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. Substantially all of the Company's hospitals are certified as providers of Medicare and Medicaid services. Amounts received un-der the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided.

  To attract additional volume, most of the Company's hospitals offer dis-counts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, em-ployers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit the Company's ability to increase charges in response to increasing costs. See "Competition." Pa-tients are generally not responsible for any difference between customary hos-pital charges and amounts reimbursed for such services under

Medicare, Medicaid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has gen-erally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payors.

 Medicare

  Under the Medicare program the Company receives reimbursement under a pro-spective payment system ("PPS") for the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, re-habilitation, pediatric and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hos-pital, are currently exempt from PPS and are reimbursed on a cost based sys-tem, subject to certain cost caps. It is uncertain what impact, if any, the federal efforts to reform the health care system or balance the federal budget will have on the current method of Medicare reimbursement.

  Under PPS, fixed payment amounts per inpatient discharge were established based on the patient's assigned diagnosis related group ("DRG"). DRG's clas-sify patients' treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each individual hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. Patients falling well outside the normal distribution are afforded additional payments and defined as "outliers." Under PPS, hospitals may retain payments in excess of costs but must absorb costs in excess of such payments; therefore, hospitals are encouraged to operate more efficiently.

  DRG rates are updated and recalibrated periodically and have been affected by several recent federal enactments. The index used by the Health Care Fi-nancing Administration ("HCFA") to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("mar-ket basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY") which begins on October 1. The market basket for FY 1993 was 4.1%, FY 1994 was 4.3%, and for FY 1995 is 3.6%.

  The Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") extended the re-duction enacted by the Omnibus Budget Reconciliation Act of 1990 ("OBRA-90") in the Medicare DRG payments to healthcare providers through 1997. A substan-tial number of the Company's hospitals are classified as urban hospitals for reimbursement purposes. The net updates of DRG rates for large urban and other urban hospitals are established as follows: FY 1994 and FY 1995 market basket minus 2.5%; FY 1996 market basket minus 2%; and FY 1997 market basket minus 0.5%. Management cannot predict how future adjustments by Congress and HCFA will affect the profitability of the Company's health care facilities.

  The provisions of OBRA-90 required the Secretary (the "Secretary") of the Department of Health and Human Services ("HHS") to develop a proposal for a PPS for all hospital-based outpatient services and inpatient psychiatric care. The Secretary's report, which was due on September 1, 1991, was submitted to Congress on March 17, 1995. The Secretary's report recommends a phase-in of PPS for outpatient services with prospective payment rates being established initially for surgical and radiological services and other diagnostic proce-dures that account for almost half of hospital outpatient Medicare charges. Other groups of outpatient services would be brought under PPS as appropriate methodologies are developed. The report also addressed changes to beneficiary coinsurance and the computation of coinsurance under the current blended pay-ment method. Implementation of the Secretary's proposals would require Con-gress to enact legislation. The Company is unable to assess whether such leg-islation, if any, will be enacted in connection with changes to Medicare reim-bursement of hospital outpatient services. Until such time as the Secretary has implemented a PPS for all hospital-based outpatient services, OBRA-90 di-rects that payments for the reasonable cost of outpatient hospital services (other than for capital related costs) be reimbursed at 94.2% of such reasonable costs for cost reporting periods falling within FY 1991 through FY 1995. OBRA-93 ex-tended this reduction through FY 1998.

  Subsequent to September 30, 1991 and through FY 1992, capital related pay-ments for inpatient hospital services were made at the rate of 90% of reason-able capital costs. The PPS capital costs reimbursement applies an estimated national average of FY 1989 Medicare capital costs per patient discharge up-dated to FY 1992 by the estimated increase in Medicare capital costs per dis-charge (the "Federal Rate"). Capital PPS is applicable to cost reports begin-ning on or after October 1, 1991. Under capital PPS reimbursement a 10 year transition period has been established. A hospital is paid under one of the following two different payment methodologies during this transition period:
(i) hospitals with a hospital-specific rate (the rate established for a hospi-tal based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate whichever results in a higher payment. A hospital is paid under one methodol-ogy throughout the entire transition. After the transition period, all hospi-tals would be paid the Federal Rate.

  The impact of PPS capital reimbursement in the first two years has not been material to Medicare capital reimbursement. The hospital-specific rates for FY 1994 decreased 2.16%. The established Federal Rate for FY 1994 was reduced by 9.33% to $378 per patient discharge and for FY 1995 was reduced by 0.4% to $377 per patient discharge. Management believes that the decrease in the rate of reimbursement for capital costs will not have a material adverse effect on the Company's results of operations.

 Medicaid

  Most state Medicaid payments are made under a prospective payment system or under programs which negotiate payment levels with individual hospitals. Med-icaid reimbursement is generally substantially less than a hospital's cost of services. Medicaid is currently funded approximately 50% by the states and ap-proximately 50% by the federal government. The federal government and many states are currently considering significant reductions in the level of Medic-aid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals.

  On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 (the "Medicaid Amendments"), which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of the Medicaid Amendments, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. To date, the impact upon the Company of these new taxes has not been materially adverse. However, the Company is un-able to predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, is unable to as-sess the effect thereof on its results of operations or financial position.

 Annual Cost Reports

  The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determi-nation of amounts earned under the programs. Providers also have rights of ap-peal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the

Company's results of operations or financial position. Since the inception of the Medicare prospective payment system in 1983, the amount of reimbursement to the Company's general, acute care hospitals potentially affected by audit adjustments has substantially diminished.

 Commercial Insurance

  The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their pol-icy holders or make direct payments to the Company's hospitals based upon the particular hospital's established charges and the particular coverage provided in the insurance policy. Blue Cross is a health care financing program that provides its subscribers with hospital benefits through independent organiza-tions that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

  Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG based sys-tems. To the extent such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing serv-ices to their beneficiaries, such efforts may have a negative impact on the operating results of the Company's hospitals.

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

  The following table sets forth certain operating statistics for hospitals owned and operated by the Company for each of the most recent five years. Medical/surgical hospital operations are subject to certain seasonal fluctua-tions, including decreases in patient utilization during holiday periods and increases in the cold weather months. Psychiatric hospital operations are also subject to certain seasonal fluctuations, including decreases in patient occu-pancy during the summer months and holiday periods.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1994       1993       1992       1991       1990
                          ---------  ---------  ---------  ---------  ---------
Number of hospitals (1).        195        193        200        219        221
Weighted average
 licensed beds (2)......     42,357     41,263     40,608     42,437     42,264
Admissions (3)..........  1,189,400  1,158,400  1,161,100  1,189,700  1,174,700
Average length of stay
 (days).................        5.7        5.9        6.1        6.5        6.6
Average daily census....     18,524     18,702     19,253     21,255     21,351
Occupancy rate (4)......         44%        45%        47%        50%        51%
Emergency room visits...  3,215,500  3,139,700  3,042,900  3,028,600  2,894,800
Outpatient revenues as a
 %
 of patient revenues....         30%        27%        26%        24%        22%

--------
(1) End of period.
(2) Weighted average licensed beds is defined as the number of licensed beds after giving effect to the length of time the beds have been licensed dur-ing the period.
(3) Admissions represent the number of patients admitted for inpatient treat-ment.
(4) Occupancy rates are calculated by dividing average daily census by weighted average licensed beds.

  Beginning in 1983, hospitals began experiencing significant shifts from in-patient to outpatient care as well as decreases in average lengths of inpa-tient stay primarily as a result of hospital payment changes by Medicare, in-surance carriers and self-insured employers. These changes generally encour-aged the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Another factor af-fecting hospital utilization levels is improved treatment protocols as a re-sult of medical technology and pharmacological advances.

COMPETITION

  Generally, other hospitals in the local markets served by most of the Company's hospitals provide services that are offered by the Company's hospi-tals. Additionally, in the past several years, the number of free-standing outpatient surgery and diagnostic centers in the geographic areas in which the Company operates has increased significantly. As a result, most of the Company's hospitals operate in an increasingly competitive environment. The rates charged by the Company's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than the Company's hospitals. Also, some competing hospitals are owned by tax-supported government agencies and many others by tax-exempt corporations which may be supported by endowments and charitable contributions and which are exempt from sales, property and in-come taxes. Such exemptions and support are not available to the Company's hospitals. In addition, in certain localities served by the Company there are large teaching hospitals which provide highly specialized facilities, equip-ment and services which may not be available at most of the Company's hospi-tals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, the Company's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

  The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services and technology of-fered and prices charged. The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined. The Company's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing cir-cumstances.

  One of the most significant factors in the competitive position of a hospi-tal is the number and quality of physicians affiliated with the hospital. Al-though physicians may at any time terminate their affiliation with a hospital operated by the Company, the Company seeks to retain physicians of varied spe-cialties on its hospitals' medical staffs and to attract other qualified phy-sicians. The Company believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, the Company strives to maintain high ethical and pro-fessional standards and quality facilities, equipment, employees and services for physicians and their patients.

  Another major factor in the competitive position of a hospital is its man-agement's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and con-venience. The importance of obtaining contracts with managed care organiza-tions varies from market to market depending on the market strength of such organizations.

  State certificate of need ("CON") laws, which place limitations on a hospi-tal's ability to expand hospital services and add new equipment, may also have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. The Company has not experienced, and does not expect to experience, any material adverse effects from state CON require-ments or from the imposition, elimination or relaxation of such requirements. See "Regulation and Other Factors."

REGULATION AND OTHER FACTORS

 Licensure, Certification and Accreditation

  Health care facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facili-ties are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for li-censing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws. Substantially all of the Company's general, acute care hospitals are certified under the Medicare pro-gram or are accredited by the Joint Commission on Accreditation of Health Care Organizations ("Joint Commission"), the effect of which is to permit the fa-cilities to participate in the Medicare and Medicaid programs. Certain of the Company's psychiatric hospitals do not participate in these programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to re-ceive reimbursement from the Medicare and Medicaid programs. Management be-lieves that the Company's facilities are in substantial compliance with cur-rent applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services.

 Certificates of Need

  The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally re-quire appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to ex-pand facilities, complete an acquisition or change ownership. Further, viola-tion may result in the imposition of civil or, in some cases, criminal sanc-tions, the denial of Medicare or Medicaid reimbursement or the revocation of a facility's license.

 State Rate Review

  Some states in which the Company owns hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospi-tal revenues, assessments or licensure fees to fund indigent health care within the state.

  In Florida, a budget review process and limitations on net revenue increases per admission have been in effect with respect to the Company's hospitals since January 1, 1986. The increase in hospital net revenues per admission is limited to an annually-determined percentage increase in costs that Florida hospitals pay for goods and services plus a statutory 2%, plus additional amounts which recognize the effect of patient days related to Medicare, Medic-aid and uncompensated charity care. This law limits the ability of Florida hospitals to increase rates to maintain operating margins. The Company owned 47 hospitals aggregating 11,775 beds in Florida as of February 28, 1995.

  In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condi-tion.

 Utilization Review

  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimburse-ment are properly filed. These provisions include a requirement that a sam-pling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of ex-traordinary length of stay or cost. While no PROs have ever taken any material adverse action against any of the Company's hospitals, PROs may deny payment for services provided, may assess fines and also have the authority to recom-mend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program.

 Medicare Regulations and Fraud and Abuse

  Participation in the Medicare program is heavily regulated by federal stat-ute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for serv-ices not rendered or misrepresenting actual services rendered in order to ob-tain higher reimbursement; (ii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act); (iii) failing to stabilize all individuals who come to its emergency room who have an "emergency medical condition," whether or not any such individual is eligible for Medicare; (iv) transferring any stabilized patient to another health care facility before such other facility has agreed to the transfer of such patient, while such other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment; and (v) transferring any unstabilized patient except those trans-ferred at the patient's request or with physician certification that the medi-cal risks from the transfer are less harmful than continued treatment at the transferring facility), such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon such hos-pital under certain provisions of the Social Security Act.

  Moreover, HHS and the courts have interpreted the "fraud and abuse" anti-kickback provisions of the Social Security Act (presently codified in Section 1128B(b) of the Social Security Act, hereinafter the "Antifraud Amendments") broadly to include the intentional offer, payment, solicitation or receipt of anything of value if one purpose of the payment is to induce the referral of Medicare business. Health care providers generally are concerned that many relatively innocuous, or even beneficial, commercial arrangements with their physicians may technically violate this strict interpretation of the Antifraud Amendments.

  In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to pro-mote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statute, the OIG has from time to time issued "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the fraud and abuse law. In May 1992, the OIG issued a special fraud alert regarding hospital incen-tives to physicians. The alert identified the following incentive arrangements as potential violations of the statute: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital,
(b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management tech-niques, CPT coding and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hos-pital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician and (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services ren-dered. In this fraud alert the OIG encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

  In addition, on July 29, 1991, the OIG issued final regulations outlining certain "safe harbor" practices, which, although potentially capable of induc-ing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, dis-counts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors are expected to be published in the near future by the OIG, including a safe har-bor regulation for physician recruitment. Certain of the Company's current ar-rangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scru-tiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, cer-tain of the Company's current financial arrangements with physicians, includ-ing joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

  Under provisions of the Omnibus Budget Reconciliation Act of 1989 and OBRA-90, referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship are prohibited effec-tive January 1, 1991. As of January 1, 1992, any claim for payment submitted to Medicare by a provider must identify the name and provider number of the referring physician and must indicate whether the physician has an ownership or other financial arrangement with the provider. Under the provisions of OBRA-93, referrals of Medicare and Medicaid patients to certain "designated health services" with which a referring physician has a financial relationship are prohibited as of January 1, 1995. These designated health services include the following: clinical laboratory; physical and occupational therapy servic-es; radiology or other diagnostic services; radiation therapy services; dura-ble medical equipment; parenteral and enteral nutrients, equipment and sup-plies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

There are a number of exceptions that may apply to the compensation arrange-ments under which a facility contracts with certain of its physicians includ-ing exceptions for bona fide employment relationships, personal service ar-rangements, and physician recruitment arrangements.

  The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrep-resenting actual services rendered in order to obtain higher reimbursement. Like the Antifraud Amendments, this statute is very broad. Careful and accu-rate coding of claims for reimbursement must be performed to avoid liability under the false claims statutes.

  The OIG has requested information regarding the Company's procedures for preparing Medicare cost reports. The Company is cooperating fully with the OIG and has provided various information in order to explain the Company's prac-tices. Management believes that any claims in this regard, if asserted, would not have a material adverse effect on the Company's financial position or re-sults of operations.

  Management exercises care in an effort to structure its arrangements with physicians to comply in all material respects with these laws, and management believes that the Company is in compliance with the Antifraud Amendments; how-ever, there can be no assurance that (i) government officials charged with re-sponsibility for enforcing the prohibitions of the Antifraud Amendments will not assert that the Company or certain transactions in which it is involved are in violation of the Antifraud Amendments and (ii) the Antifraud Amendments will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

  The federal Medicaid regulations also prohibit fraudulent and abusive prac-tices and authorize the exclusion from such program of providers in violation of such regulations.

 State Legislation

  Some of the states in which the Company operates also have laws that pro-hibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. In addition, some states restrict certain business relationships between physicians and pharma-cies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regu-latory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

 Health Care Reform

  In recent years, an increasing number of legislative proposals have been in-troduced or proposed in Congress and in some state legislatures that would ef-fect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hos-pitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that health care proposals adverse to the business of the Company will not be adopted.

ENVIRONMENTAL MATTERS

  The Company is subject to various federal, state and local statutes and or-dinances regulating the discharge of materials into the environment. Manage-ment does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive posi-tion.

INSURANCE

  As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, the Company insures a substantial portion of its general and professional liability risks. Subject to various deduct-ibles, the Company's health care facilities are insured by the insurance sub-sidiary for losses of up to $25 million per occurrence. The Company also main-tains general and professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

  The Company and its insurance subsidiaries maintain allowances for loss for professional and general liability risks which totalled $852 million at Decem-ber 31, 1994. Management considers such allowances, which are based on actua-rially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be re-flected as a charge to earnings of the Company. Any losses incurred within the deductible(s) or in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for al-leged and unforeseen liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for general and professional liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

  At December 31, 1994, the Company had approximately 157,000 employees, in-cluding approximately 43,500 part-time employees. Employees at five hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the gen-eral inflation rate. In recent years, the Company generally has not experi-enced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff reten-tion programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel.

  As of December 31, 1994, approximately 58,000 licensed physicians were ac-tive members of the medical staffs of the Company's hospitals. With limited exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of cer-tain perfor-mance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospi-tals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals, and may terminate their affiliation with a hospital at any time.

PENDING HCA TAX LITIGATION; SPINOFF TAX RULING

  As a result of examinations by the Internal Revenue Service (the "IRS") of HCA's federal income tax returns, HCA received statutory notices of deficiency for the years 1981 through 1988. HCA has filed petitions in the U.S. Tax Court opposing these claimed deficiencies. Additionally, the IRS completed its exam-ination for the years 1989 and 1990 and has issued proposed adjustments, which HCA has protested. In the aggregate, the IRS is claiming additional taxes of $544 million and interest of approximately $956 million through December 31, 1994. In addition to disputing the IRS's positions, HCA is claiming refunds totaling $63 million in income taxes and $120 million in interest through De-cember 31, 1994. Management of the Company is of the opinion that HCA has properly reported its income and paid its taxes in accordance with applicable laws and in accordance with agreements established with the IRS during previ-ous examinations. In management's opinion, the final outcome from the IRS's examinations of prior years' income taxes will not have a material adverse ef-fect on the results of operations, financial position or liquidity of the Com-pany. If all or the majority of the positions of the IRS are upheld, however, the financial position, results of operations and liquidity of the Company would be materially adversely affected. Management believes that any cash pay-ments necessary as a result of such final outcome would be funded with cash from operations and, if necessary, with amounts available under the Company's revolving credit or other borrowing facilities.

  Certain actions or events both in and beyond the control of the Company could render the Spinoff or certain related transactions taxable. In connec-tion with the Spinoff, Humana received rulings from the IRS to the effect, among other things, that the Spinoff was tax-free under Section 355 of the In-ternal Revenue Code of 1986, as amended (the "Code"). Prior to the Galen Merg-er, Galen received a supplemental tax ruling that the Galen Merger would not alter such tax rulings. Although generally binding on the IRS, each of the tax rulings and the supplemental tax ruling is subject to the accuracy of certain factual representations and assumptions contained in the ruling requests made by Humana and Galen. While the Company is not aware of any facts or circum-stances which would cause such representations and assumptions to be inaccu-rate, there can be no assurances in this regard. Each of Galen and Humana would be liable for the full amount of any tax if the Spinoff were held tax-able, although as between Galen and Humana, Galen would be liable for approxi-mately 61% of that tax under a Tax Sharing and Indemnification Agreement en-tered into in connection with the Spinoff (unless the Spinoff became taxable by reason of actions or events deemed to be in the control of Galen, in which event Galen would be responsible for 100% of such tax).

ERISA MATTERS

  In connection with the Healthtrust Formation in 1987, Healthtrust's Employee Stock Ownership Plan (the "ESOP") purchased approximately 50.9 million shares of Healthtrust common stock for $810 million. The purchase price was based on the determination of the committee administering the ESOP (the "ESOP Commit-tee") as to the fair market value of such shares at that time. Based on such determination, and subject to limitations contained in the Code, Healthtrust has claimed income tax deductions for contributions to the ESOP for the years to which such contributions relate. Contributions to the ESOP were used by the ESOP to pay interest and principal on the loans owed to Healthtrust. These payments were in turn used by Healthtrust to pay inter-est and principal on the ESOP term loans under a Healthtrust bank credit agreement and certain other indebtedness related to the ESOP. As a result, Healthtrust was effectively able to obtain a deduction for principal, as well as interest payments, on ESOP related borrowings. If the ESOP Committee's de-termination of fair market value was incorrect, Healthtrust's contribution to the ESOP may not be fully deductible, which could have a material adverse ef-fect on Healthtrust and on the Company following the Healthtrust Merger.

  It was intended that qualified holders of the ESOP term loans and the other indebtedness incurred in connection with the ESOP be entitled to exclude from taxable income 50% of the interest received on such indebtedness. In addition, the loans to the ESOP and the purchase of Healthtrust common stock by the ESOP were intended to qualify for exemption from the "prohibited transaction" rules under the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which rules generally prohibit sale and loan transactions between an employer and a qualified retirement plan. The 50% interest exclu-sion and the prohibited transaction exemption were available only if the plan was designed to invest primarily in "employer securities". It is likely that if Healthtrust and HCA were deemed to have been members of the same "con-trolled group of corporations" for purposes of the relevant section in the Code or ERISA, the stock of HCA, and not Healthtrust's common stock, would have been "employer securities" for these purposes. Healthtrust and HCA con-cluded that they were not in the same "controlled group of corporations" (as defined in Section 409(l) of the Code). If, notwithstanding such conclusion, HCA's common stock were deemed to have been "employer securities" for such purposes, there could be severe adverse consequences to Healthtrust, including violation of the prohibited transaction rules discussed above (which could subject Healthtrust or other disqualified persons with respect to the ESOP to an excise tax and could require that certain corrective action be taken) and retroactive increases in the rate of interest payable on certain of Healthtrust's previously outstanding ESOP related indebtedness as a result of the loss of the 50% interest exclusion. In addition, the 50% interest exclu-sion and the prohibited transaction exemption were available only if the price paid by the ESOP reflected the fair market value of the employer securities as determined in good faith by the plan fiduciaries. Accordingly, if the ESOP Committee's determination of fair market value was incorrect, the 50% interest exclusion might not have been fully available and Healthtrust or other dis-qualified persons may have committed prohibited transactions, either of which events could have a material adverse effect on Healthtrust, which could have a material adverse effect on the Company following the Healthtrust Merger.

  The purchase of EPIC common stock by the EPIC Employee Stock Ownership Plan (the "EPIC ESOP") in connection with EPIC's acquisition (the "EPIC Formation") of its facilities from American Medical International, Inc. ("AMI") in 1988 was structured in a manner similar to the purchase of Healthtrust common stock by the ESOP in connection with the Healthtrust Formation and was intended to
(i) qualify for exemption from the "prohibited transaction" rules of the Code and ERISA, (ii) permit EPIC to deduct for federal income tax purposes its con-tributions to the EPIC ESOP used to pay principal and interest on loans made by EPIC to the EPIC ESOP and (iii) permit qualified holders of indebtedness incurred in connection with the EPIC ESOP to benefit from the 50% interest ex-clusion provision referred to above. Exemption from the prohibited transaction rules and the availability of the ESOP related benefits described above de-pends on (i) the amount the EPIC ESOP paid for EPIC common stock not having exceeded the fair market value of that EPIC common stock, (ii) the EPIC common stock being "employer securities" and (iii) compliance with the other relevant provisions of the Code and ERISA. If (i) the EPIC ESOP paid an amount in ex-cess of fair market value for the EPIC common stock, (ii) the EPIC common stock were to fail to qualify as "employer securities" or (iii) the EPIC ESOP were to fail to comply with the other relevant provisions of the Code or ERISA, such events could result in material adverse consequences to Healthtrust, which could have a material adverse effect on the Company follow-ing the Healthtrust Merger.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 28, 1995, were as follows:

          NAME           AGE                         POSITION(S)
          ----           ---                         -----------
Thomas F. Frist, Jr.,
 M.D....................  56 Chairman of the Board
Richard L. Scott........  42 President and Chief Executive Officer
David T. Vandewater.....  44 Chief Operating Officer
Stephen T. Braun........  39 Senior Vice President and General Counsel
Victor L. Campbell......  48 Senior Vice President
David C. Colby..........  41 Senior Vice President, Chief Financial Officer and Treasurer
Samuel A. Greco.........  43 Senior Vice President--Financial Operations
Neil D. Hemphill........  41 Senior Vice President--Human Resources
Richard A. Lechleiter...  36 Vice President and Controller
Joseph D. Moore.........  48 Senior Vice President--Development
Lindy B. Richardson.....  48 Senior Vice President--Marketing/Public Affairs
Richard A. Schweinhart..  45 Senior Vice President--Finance

  Thomas F. Frist, Jr., M.D. has served as Chairman of the Board of the Com-pany since February 1994. Dr. Frist, a founder of HCA, served as Chairman of the Board, President and Chief Executive Officer of HCA from September 1987 to February 1994. Dr. Frist was Chairman and Chief Executive Officer of HCA from August 1985 until September 1987.

  Richard L. Scott has served as President, Chief Executive Officer and a di-rector of the Company since September 1993. Mr. Scott was Chairman, Chief Ex-ecutive Officer and a director of the Company or its predecessors from July 1988 to September 1993. Mr. Scott is also a director of Banc One Corporation.

  David T. Vandewater has served as Chief Operating Officer of the Company since September 1993. Mr. Vandewater was President of the Company from Febru-ary 1991 to September 1993 and served as its Executive Vice President from May 1990 until February 1991. From July 1988 until February 1990, Mr. Vandewater was an Executive Vice President and Chief Operating Officer of Republic Health Corporation (presently called OrNda Healthcorp).

  Stephen T. Braun has served as Senior Vice President and General Counsel of the Company since September 1993. Mr. Braun served as Vice President and Gen-eral Counsel of the Company from October 1991 until September 1993. From July 1987 to October 1991, Mr. Braun practiced law with the law firm of Doherty, Rumble & Butler, Professional Association, Saint Paul, Minnesota.

  Victor L. Campbell has served as Senior Vice President of the Company since February 1994. For more than five years prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate, and Government Rela-tions. Mr. Campbell is currently a director of the Federation of American Health Systems and the American Hospital Association.

  David C. Colby has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 1994. Mr. Colby has served as Chief Financial Officer of the Company or its predecessors since July 1988. Mr. Colby was elected Treasurer of the Company in November 1991.

  Samuel A. Greco has served as Senior Vice President--Financial Operations of the Company since July 1992. Mr. Greco served as Senior Vice President of Fi-nance--South Florida Division of the Company from November 1990 to July 1992. Mr. Greco was Chief Financial Officer of University Hospital, Tamarac, Flori-da, which is owned and operated by the Company, from January 1990 to November 1990.

  Neil D. Hemphill has served as Senior Vice President--Human Resources of the Company since February 1994. Mr. Hemphill served as Vice President--Human Re-sources of the Company from June 1992 to February 1994. Mr. Hemphill was a Director of Human Re-sources of Republic Health Corporation (presently called OrNda Healthcorp) from January 1985 to June 1992.

  Richard A. Lechleiter has served as Vice President and Controller of the Company since September 1993. Mr. Lechleiter served in the same capacity at both Galen and Humana from September 1990 to September 1993. From July 1988 until September 1990, Mr. Lechleiter was the Controller of Humana.

  Joesph D. Moore has served as Senior Vice President--Development of the Com-pany since February 1994. Mr. Moore was Senior Vice President--Finance and De-velopment of HCA from January 1993 to February 1994. Mr. Moore was Senior Vice President--Development of HCA from April 1992 until January 1993 and Vice President--Development of HCA from 1980 until April 1992.

  Lindy B. Richardson has served as Senior Vice President--Marketing/Public Affairs of the Company since February 1994. Ms. Richardson served as Vice President--Marketing/Public Affairs of the Company from September 1993 to Feb-ruary 1994. Ms. Richardson served as Director of Marketing/Public Affairs for both Galen and Humana from 1988 to September 1993.

  Richard A. Schweinhart has served as Senior Vice President--Finance of the Company since September 1993. Mr. Schweinhart served as Senior Vice Presi-dent--Finance for both Galen and Humana from November 1991 to September 1993. Mr. Schweinhart also served as Vice President--Finance of Humana from 1988 un-til November 1991.

ITEM 2. PROPERTIES.

  The location and name of, and the number of licensed beds in, each of the Company's hospitals at February 28, 1995, grouped by state, are set forth in the following table:

                                                                      NUMBER OF
  STATE           CITY                        NAME                  LICENSED BEDS TYPE
  -----           ----                        ----                  ------------- ----
Alabama     Florence         Florence Hospital                           155        M
            Montgomery       East Montgomery Medical Center              150        M
            Montgomery       Montgomery Regional Medical Center          250        M
            Muscle Shoals    Medical Center Shoals                       128        M
            Russellville     Northwest Medical Center                    100        M
Alaska      Anchorage        Alaska Regional Hospital                    238        M
Arizona     Phoenix          Healthwest Regional Medical Center          302        M
            Phoenix          Paradise Valley Hospital                    140        M
            Phoenix          Paradise Valley Psychiatric Services         19        P
Arkansas    Little Rock      Columbia Doctors Hospital                   341        M
California  Anaheim          West Anaheim Medical Center                 243        M
            Canoga Park      West Hills Regional Medical Center          236        M
            Huntington Beach Huntington Beach Medical Center             135        M
            Pasadena         Las Encinas Hospital                        153        P
            San Leandro      San Leandro Hospital                        136        M
            Thousand Oaks    Los Robles Regional Medical Center          204        M
Colorado    Aurora           Aurora Regional Medical Center              200        M
            Littleton        Columbine Psychiatric Center                 80        P
            Thornton         North Suburban Medical Center               200        M
Delaware    Newark           Rockford Center                              74        P
Florida     Aventura         Aventura Hospital and Medical Center        458        M
            Bradenton        L.W. Blake Hospital                         383        M
            Brandon          Brandon Hospital                            250        M
            Dade City        Dade City Hospital                          120        M
            Daytona Beach    Daytona Medical Center                      214        M
            Englewood        Englewood Community Hospital                100        M

                                                                   NUMBER OF
 STATE         CITY                        NAME                  LICENSED BEDS TYPE
 -----         ----                        ----                  ------------- ----
Florida  Ft. Myers        Gulf Coast Hospital                         120        M
         Ft. Myers        Southwest Florida Regional Medical          400        M
                           Center
         Ft. Pierce       Lawnwood Regional Medical Center            335        M
         Ft. Walton Beach Fort Walton Beach Medical Center            247        M
         Gainesville      North Florida Regional Medical Center       267        M
         Hudson           Bayonet Point/Hudson Medical Center         256        M
         Jasper           Hamilton Memorial Hospital                   42        M
         Jacksonville     Memorial Hospital Jacksonville              353        M
         Jacksonville     Memorial Specialty Hospital                 107        M
         Kissimmee        Osceola Regional Hospital                   169        M
         Largo            Largo Medical Center                        256        M
         Margate          Northwest Regional Hospital                 150        M
         Miami            Cedars Medical Center                       885        M
         Miami            Deering Hospital                            260        M
         Miami            Grant Center of Deering                     140        P
         Miami            Kendall Regional Medical Center             412        M
         Miami Beach      Miami Heart Institute                       258        M
         New Port Richey  New Port Richey Hospital                    414        M
         Niceville        Twin Cities Hospital                         75        M
         Ocala            Marion Community Hospital                   230        M
         Okeechobee       Raulerson Hospital                          101        M
         Orange Park      Orange Park Medical Center                  224        M
         Orlando          Columbia Park Medical Center                267        M
         Palatka          Putnam Community Hospital                   161        M
         Panama City      Gulf Coast Hospital                         176        M
         Pembroke Pines   Pembroke Pines Hospital                     301        M
         Pensacola        West Florida Regional Medical Center        547        M
         Plantation       Westside Regional Medical Center            204        M
         Pompano Beach    Pompano Beach Medical Center                273        M
         Port Charlotte   Fawcett Memorial Hospital                   254        M
         Port St. Lucie   Medical Center of Port St. Lucie            150        M
         St. Petersburg   Northside Hospital                          301        M
         St. Petersburg   St. Petersburg General Hospital             219        M
         Sanford          Central Florida Regional Hospital           226        M
         Sarasota         Doctors Hospital of Sarasota                168        M
         Spring Hill      Oak Hill Hospital                           204        M
         Tallahassee      Tallahassee Community Hospital              180        M
         Tamarac          University Hospital                         269        M
         Tamarac          University Pavilion                          60        P
         West Palm Beach  Columbia Hospital                           250        M
         Winter Park      Winter Park Memorial Hospital               339        M
Georgia  Albany           Palmyra Medical Center                      248        M
         Atlanta          Dunwoody Medical Center                     168        M
         Atlanta          Metropolitan Hospital                        64        M
         Atlanta          Northlake Regional Medical Center           120        M
         Atlanta          West Paces Medical Center                   294        M
         Augusta          Augusta Regional Medical Center             374        M
         Cartersville     Cartersville Medical Center                  80        M

                                                                        NUMBER OF
    STATE           CITY                        NAME                  LICENSED BEDS TYPE
    -----           ----                        ----                  ------------- ----
Georgia        Chatsworth      Murray Medical Center                        42        M
               Columbus        Hughston Sports Medicine Hospital           100        M
               Dublin          Fairview Park Hospital                      190        M
               Lithia Springs  Parkway Medical Center                      304        M
               Macon           Coliseum Medical Centers                    250        M
               Macon           Coliseum Psychiatric Hospital                92        P
               Newnan          Peachtree Regional Hospital                 144        M
               Rome            Redmond Regional Medical Center             201        M
               Snellville      Eastside Medical Center                     104        M
Illinois       Chicago         Chicago Lakeshore Hospital                  150        P
               Chicago         Grant Hospital                              479        M
               Chicago         Michael Reese Hospital and Medical          920        M
                                Center
               Forest Park     Riveredge Hospital                          210        P
               Hoffman Estates Hoffman Estates Medical Center              356        M
               Hoffman Estates Woodland Hospital                           100        P
Indiana        Indianapolis    The Women's Hospital--Indianapolis          182        M
Kansas         Dodge City      Western Plains Regional Hospital            100        M
               Overland Park   Overland Park Regional Medical Center       400        M
               Wichita         Wesley Medical Center                       760        M
Kentucky       Bowling Green   Greenview Hospital                          211        M
               Frankfort       Bluegrass Regional Medical Center           190        M
               Louisville      Audubon Regional Medical Center             480        M
               Louisville      Southwest Hospital                          150        M
               Louisville      Suburban Medical Center                     380        M
               Louisville      University of Louisville Hospital           404        M
               Somerset        Lake Cumberland Regional Hospital           227        M
Louisiana      Alexandria      Rapides Regional Medical Center             396        M
               Lafayette       Cypress Hospital                            116        P
               Lake Charles    Lake Area Medical Center                     80        M
               Marksville      Avoyelles Hospital                           55        M
               Monroe          North Monroe Hospital                       228        M
               New Orleans     DePaul Hospital                             309        P
               New Orleans     Lakeland Medical Center                     150        M
               Oakdale         Oakdale Community Hospital                   60        M
               Shreveport      Highland Hospital                           126        M
               Springhill      Springhill Medical Center                    86        M
               Ville Platte    Ville Platte Medical Center                 124        M
               Winnfield       Winn Parish Medical Center                  103        M
Missouri       Independence    Independence Regional Health Center         366        M
               Kansas City     Research Psychiatric Center                 100        P
Nevada         Las Vegas       Sunrise Hospital and Medical Center         688        M
New Hampshire  Derry           Parkland Medical Center                      86        M
               Portsmouth      Portsmouth Regional Hospital                144        M
               Portsmouth      Portsmouth Pavilion                          65        P

                                                                             NUMBER OF
    STATE              CITY                          NAME                  LICENSED BEDS TYPE
    -----              ----                          ----                  ------------- ----
New Mexico      Albuquerque         Heights Psychiatric Hospital                 92        P
                Carlsbad            Guadalupe Medical Center                    138        M
                Hobbs               Lea Regional Hospital                       250        M
North Carolina  Fayetteville        Highsmith-Rainey Memorial Hospital          150        M
                Raleigh             Holly Hill Hospital                         108        P
                Raleigh             Raleigh Community Hospital                  230        M
Oklahoma        Enid                St. Mary's Hospital                         277        M
                Oklahoma City       Presbyterian Hospital                       396        M
South Carolina  Aiken               Aiken Regional Medical Center               225        M
                Charleston          Trident Regional Medical Center             281        M
                Myrtle Beach        Grand Strand Regional Medical Center        172        M
                Summerville         Summerville Medical Center                   80        M
Tennessee       Athens              Athens Community Hospital                   118        M
                Chattanooga         Parkridge Medical Center                    296        M
                Chattanooga         Valley Psychiatric Hospital                 118        P
                East Ridge          East Ridge Hospital                         128        M
                Hermitage           Summit Medical Center                       218        M
                Jackson             Regional Hospital of Jackson                166        M
                Kingsport           Indian Path Medical Center                  295        M
                Kingsport           Indian Path Pavilion                         61        P
                Martin              Volunteer General Hospital                  100        M
                Nashville           Centennial Medical Center                   656        M
                Nashville           Centennial Medical Center/Parthenon         162        P
                                     Pavilion
                Nashville           Southern Hills Medical Center               180        M
                Nashville           The Psychiatric Hospital at Vanderbilt       88        P
Texas           Arlington           Arlington Medical Center                    287        M
                Austin              South Austin Medical Center                 164        M
                Beaumont            Beaumont Regional Medical Center            381        M
                Bryan               Brazos Valley Medical Center                100        M
                Corpus Christi      Bay Area Medical Center                     144        M
                Corpus Christi      Bayview Hospital                             68        P
                Corpus Christi      Doctors Regional Medical Center             282        M
                Corpus Christi      Rehabilitation Hospital of South Texas       80        M
                Corsicana           Navarro Regional Hospital                   168        M
                Dallas              Medical City Dallas Hospital                555        M
                Denton              Denton Community Hospital                   104        M
                El Paso             Columbia Behavioral Center                  125        P
                El Paso             Columbia Medical Center--East               235        M
                El Paso             Columbia Medical Center--West               252        M
                El Paso             Columbia Rehabilitation Center               40        M
                Ft. Worth           Plaza Medical Center                        338        M
                Ft. Worth           Plaza Medical Center--East                  475        M
                Houston             Bellaire General Hospital                   349        M
                Houston             Champions Residential Treatment Center       48        P

                                                                             NUMBER OF
    STATE              CITY                          NAME                  LICENSED BEDS TYPE
    -----              ----                          ----                  ------------- ----
Texas           Houston             Medical Center Hospital                     281        M
                Houston             Rosewood Medical Center                     231        M
                Houston             Spring Branch Medical Center                621        M
                Houston             West Houston Medical Center                 232        M
                Houston             Woman's Hospital of Texas                   198        M
                Lewisville          Lewisville Hospital                         148        M
                McAllen             Rio Grande Regional Hospital                220        M
                North Richland      North Hills Medical Center                  152
                Hills                                                                      M
                Plano               Medical Center of Plano                     267        M
                San Antonio         Metropolitan Hospital                       263        M
                San Antonio         San Antonio Regional Hospital               416        M
                San Antonio         Southwest Texas Methodist Hospital          573        M
                San Antonio         Village Oaks Medical Center                 112        M
                San Antonio         Women's and Children's Hospital             150        M
                Silsbee             Silsbee Doctors Hospital                     69        M
                Webster             Clear Lake Regional Medical Center          459        M
Utah            Layton              Davis Hospital and Medical Center           120        M
                Salt Lake City      St. Mark's Hospital                         306        M
Virginia        Falls Church        Dominion Hospital                           100        P
                Hampton             Peninsula Center for Behavioral Health      125        P
                Petersburg          Poplar Springs Hospital                     100        P
                Reston              Reston Hospital Center                      127        M
                Richlands           Clinch Valley Medical Center                200        M
                Richmond            Chippenham Hospital                         470        M
                Richmond            Henrico Doctors Hospital                    340        M
                Richmond            Johnston-Willis Hospital                    292        M
                Salem               Lewis-Gale Hospital                         406        M
                Salem               Lewis-Gale Psychiatric Center               145        P
West Virginia   Beckley             Raleigh General Hospital                    275        M
                Bluefield           St. Luke's Hospital                          79        M
                Charleston          Saint Francis Hospital                      200        M
                Huntington          River Park Hospital                         165        P
                Hurricane           Putnam General Hospital                      68        M
                Ronceverte          Greenbrier Valley Medical Center            122        M
INTERNATIONAL
United Kingdom  London              The Wellington Hospital                     121        M
                London              The Wellington Hospital II                  124        M
Switzerland     Geneva              Hopital de la Tour et Pavillon Gourgas      242        M

--------
M--Medical/Surgical
P--Psychiatric

  In addition to the hospitals listed in the above table, the Company operates more than 125 outpatient centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are pri-marily occupied by physicians who practice at the Company's hospitals.

  The Company owns and maintains its headquarters in approximately 400,000 square feet of space in four office buildings in Nashville, Tennessee. In ad-dition, the Company maintains offices in approximately 110,000 square feet of office space located in Louisville, Kentucky.

  The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for personal in-juries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  A class action styled Mary Forsyth et al. v. Humana Inc. et al., Case #CV-S-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States Dis-trict Court for the District of Nevada (the "Forsyth" case). On August 12, 1991, a Second Amended Complaint was filed in the Forsyth case which signifi-cantly increased the amount of damages claimed by the plaintiffs in previously filed complaints. The claimed damages increased from $10 million to $84,520,143 in connection with a count which alleges a violation of the Em-ployee Retirement Income Security Act (the "ERISA Count"); from $10 million to $181,034,570 (before trebling) in connection with an alleged violation of the Sherman Anti-Trust Act (the "Anti-Trust Count"); and from $10 million to $181,034,570 (before trebling) for an alleged violation of the Racketeer In-fluenced and Corrupt Organization Act (the "RICO Count"). In late March 1992, as part of the discovery process, the plaintiffs provided information in re-gard to their calculation of damages which indicates they are seeking recovery of $49,440,000 of damages plus approximately $15,396,000 of interest in the ERISA Count and $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest in the RICO Count. Specific amounts were not readily apparent for the Anti-Trust Count but it appears the plaintiffs believe their claimed damages in the Anti-Trust Count would be similar to those in the RICO Count. The ERISA Count, which is being asserted by the Co-Payer Class, claims that Humana Inc. ("Humana") violated a fiduciary duty in connection with (i) the calculation of co-insurance payments required under policies issued by Humana's insurance subsidiary ("Humana Insurance") for insureds who were treated at Sunrise Hospital in Las Vegas (now owned by the Company), and (ii) payments to the hospital by Humana Insurance. The Anti-Trust Count, which is being asserted by the Premium Payer Class, alleges that Sunrise Hospital has monopolized or has attempted to monopolize the for-profit, acute care hospital services market in Clark County, Nevada, and that Humana Insurance engaged in predatory pricing in connection with the sale of insurance policies to members of such class. The plaintiffs have also indicated damages with respect to the Co-Payer Class. The RICO Count, which is being asserted by both the Premium Payer and Co-Payer Classes, alleges fraud in connection with (i) the sale of insurance policies to members of the Premium Payer Class and (ii) the calcula-tion of the co-insurance payments. On June 22, 1992, defendants filed a Motion for Summary Judgment on all three counts of the Complaint. On July 21, 1993, Summary Judgment was entered in favor of defendants on all counts, although the Court allowed the Co-Payer Class to file a Third Amended Complaint. On Au-gust 24, 1993, the plaintiffs filed a Third Amended Complaint against Humana Insurance, seeking to recover at least $2,000,000, plus interest, which repre-sents the difference between their co-insurance payments and what the payments would have been if calculated based on the discounted payments made by Humana Insurance to Sunrise Hospital. The plaintiffs filed a Motion for Summary Judg-ment on the Third Amended Complaint on November 10, 1993. The Court granted the plaintiff's Motion for Summary Judgment on June 3, 1994. The plaintiffs have appealed the grant of defendants Motion for Summary Judgment on the RICO Count and the Anti-Trust Count. The matter has been fully briefed and is pending be-fore the Ninth Circuit Court of Appeals. Pursuant to an Assumption of Liabili-ties and Indemnification Agreement entered into in connection with the Spin-off, Humana assumed approximately 39% and Galen assumed approximately 61% of all liabilities, costs and expenses arising out of certain identified legal proceedings and claims, including the Forsyth case.

  On April 22, 1993, an alleged stockholder of Galen filed a purported stock-holder derivative action in the Court of Chancery of the State of Delaware, County of New Castle, styled Lewis v. Austen, et al., Civil Action No. 12937. The action was purportedly brought on behalf of Galen and Humana against all of the directors of both companies at the time of the Spinoff alleging, among other things, that the defendants had improperly amended Humana's existing stock option plans in connection with the Spinoff. The plaintiff claims that the amendment to the stock option plans constituted a waste of corporate as-sets to the extent that employees of such company received options in the stock of the other company. (The challenged amendment to the plans was ap-proved by Humana's stockholders at the 1993 Annual Meeting of Stockholders, at which time Galen was a wholly owned subsidiary of Humana.) The plaintiff re-quests, among other things, an injunction prohibiting the exercise of Humana stock options by Company personnel and the exercise of Company stock options by Humana personnel and an award of damages. The Company believes that the complaint is without merit.

  A class action, In re Medical Care America, Inc. Securities Litigation, is pending in the United States District Court for the Northern District of Tex-as, Dallas Division (Civil Action No. 3-92-CV-1996-R). A class has been certi-fied by the Court consisting of all persons who owned securities of Medical Care America, Inc. ("MCA") at the close of trading on September 24, 1992 and who acquired those securities either in purchases in the open market following the September 9, 1992 merger of Medical Care International, Inc. ("MCI") and Critical Care America, Inc. ("CCA") forming MCA or through exchange of their securities in said companies pursuant to the merger, and who allegedly sus-tained damages as a result of such purchases, subject to certain exclusions (the "Class Members"). The named defendants include MCA, MCI, CCA as well as certain officers and/or directors of MCA, MCI or CCA. The plaintiffs seek to recover damages sustained by Class Members as a result of alleged violations by the defendants of Section 11 of the Securities Act of 1933, as amended, and
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In addition, the complaint asserts claims under the state law of Texas which have not been certified for class treatment at the present time, without prejudice to any party's rights regarding certifica-tion of such claims in the future. The complaint alleges a course of conduct in which the defendants knowingly or recklessly failed to state material in-formation and released false and misleading information to the investing pub-lic, regarding the earnings, profitability and business prospects of MCA and of MCI and CCA prior to their merger. The plaintiffs allege that, as a result of this false and misleading information, the market price of MCA securities was artificially inflated throughout the class period. The plaintiffs further allege that, upon the dissemination on September 25, 1992 of the true facts concerning MCA's earnings, profitability and business prospects, the market price of MCA common stock dropped precipitously, resulting in a significant market loss of over $1 billion, and causing damages to plaintiffs and the other Class Members. The litigation has been tentatively settled for $60 mil-lion. The settlement is subject to the approval of the Court as well as a ma-jority of the Class Members.

  Two purported class actions, entitled Alvarez v. R. Clayton McWhorter, et al. and Swain v. R. Clayton McWhorter, et al., were commenced in Delaware Chancery Court in October 1994 by two alleged stockholders of Healthtrust against Healthtrust and its Board of Directors. The complaint in the Swain case also names the Company as a defendant. The complaints in both actions al-lege that Healthtrust's Board of Directors breached its fiduciary and common law duties to

Healthtrust's stockholders by failing to maximize stockholder value and obtain the highest price possible for the Healthrust stockholders in connection with the Healthtrust Merger. The complaints seek (i) a preliminary and permanent injunction against the Healthtrust Merger; (ii) recision and damages in the event the Healthtrust Merger is consummated; (iii) an accounting of any prof-its that might be realized by Healthtrust's directors through the Healthtrust Merger; (iv) unspecified compensatory damages; and (v) attorneys and experts fees. The litigation is in the early stages of discovery. The Company believes that the allegations in the complaints are without merit and intends to defend such actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been primarily traded on the New York Stock Exchange (the "NYSE") (symbol "COL") since July 14, 1993. Prior to that date, the Company's Common Stock was traded through the National Association of Se-curities Dealers Automated Quotation National Market System ("NASDAQ/NMS"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape or NASDAQ/NMS for the Company's Common Stock. The information with respect to NASDAQ/NMS quotations was obtained from the National Association of Securities Dealers, Inc. and reflects interdealer prices, without retail markup, markdown or com-missions and may not necessarily represent actual transactions.

                                                                    HIGH   LOW
                                                                   ------ ------
1993:
  First Quarter................................................... $24.50 $16.25
  Second Quarter..................................................  27.75  19.25
  Third Quarter...................................................  31.00  25.38
  Fourth Quarter..................................................  33.88  27.00
1994:
  First Quarter...................................................  45.25  33.25
  Second Quarter..................................................  43.00  36.50
  Third Quarter...................................................  44.00  38.25
  Fourth Quarter..................................................  43.75  33.50

  The Company's registrar and transfer agent for its Common Stock is National City Bank, Cleveland, Ohio. At the close of business on February 28, 1995, there were approximately 20,000 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

  In September 1993 the Company initiated a regular quarterly dividend of $.03 per share. Prior to that time, the Company did not pay any cash dividends. While it is the present intention of the Company's Board of Directors to con-tinue paying a quarterly dividend of $.03 per share, the declaration and pay-ment of future dividends by the Company will depend upon many factors, includ-ing the Company's earnings, financial condition, business needs, capital and surplus and regulatory considerations.

ITEM 6. SELECTED FINANCIAL DATA.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                            1994       1993       1992       1991       1990
                          ---------  ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS:
Revenues................  $  11,132  $  10,252  $   9,932  $   9,598  $   8,641
                          ---------  ---------  ---------  ---------  ---------
Salaries, wages and
 benefits...............      4,545      4,215      4,112      3,976      3,510
Supplies................      1,686      1,664      1,613      1,467      1,314
Other operating
 expenses...............      2,059      1,893      1,849      1,739      1,586
Provision for doubtful
 accounts...............        628        542        515        508        444
Depreciation and
 amortization...........        609        554        541        524        499
Interest expense........        248        321        401        597        694
Investment income.......        (62)       (66)       (81)       (64)       (69)
Non-recurring
 transactions...........        159        151        439        300         22
                          ---------  ---------  ---------  ---------  ---------
                              9,872      9,274      9,389      9,047      8,000
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations before
 minority interests and
 income taxes...........      1,260        978        543        551        641
Minority interests in
 earnings of
 consolidated entities..         29          9         10          9          4
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations before
 income taxes...........      1,231        969        533        542        637
Provision for income
 taxes..................        486        394        294        189        240
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations.............        745        575        239        353        397
Discontinued operations:
 Income (loss) from
  operations of
  discontinued health
  plan segment, net of
  income tax (benefit)..          -         16       (108)        16         (6)
 Costs associated with
  discontinuance of
  health plan
  segment, net of income
  tax benefit...........          -          -        (17)         -          -
Extraordinary loss on
 extinguishment of debt,
 net of income tax
 benefit................       (115)       (84)         -          -          -
Cumulative effect on
 prior years of a change
 in accounting
 for income taxes.......          -          -         51          -          -
                          ---------  ---------  ---------  ---------  ---------
  Net income............  $     630  $     507  $     165  $     369  $     391
                          =========  =========  =========  =========  =========
Earnings per common and
 common equivalent share
 (a):
 Income from continuing
  operations............  $    2.13  $    1.70  $     .73  $    1.20  $    1.28
 Discontinued
  operations:
 Income (loss) from
  operations of
  discontinued health
  plan segment..........          -        .04       (.33)       .05       (.02)
 Costs associated with
  discontinuance of
  health plan segment...          -          -       (.06)         -          -
 Extraordinary loss on
  extinguishment of
  debt..................       (.33)      (.24)         -          -          -
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......          -          -        .16          -          -
                          ---------  ---------  ---------  ---------  ---------
  Net income............  $    1.80  $    1.50  $     .50  $    1.25  $    1.26
                          =========  =========  =========  =========  =========
Shares used in earnings
 per common and common
 equivalent share
 computations (in
 thousands).............    350,075    339,222    328,564    279,954    262,552
Net cash provided by
 continuing operations..  $   1,301  $   1,298  $   1,287  $   1,257  $   1,191
FINANCIAL POSITION:
Assets..................  $  12,339  $  10,216  $  10,347  $  10,843  $  10,391
Working capital.........        783        573        606        635        482
Net assets of
 discontinued
 operations.............          -          -        376        411        303
Long-term debt,
 including amounts due
 within one year........      3,930      3,698      3,656      5,158      5,139
Minority interests in
 equity of consolidated
 entities...............        258         57         31         23         16
Common stockholders'
 equity.................      5,022      3,471      3,691      2,822      2,099
OPERATING DATA (B):
Number of hospitals at
 end of period..........        195        193        200        219        221
Number of licensed beds
 at end of period.......     43,670     42,237     42,245     43,231     42,789
Weighted average bed
 capacity...............     42,357     41,263     40,608     42,437     42,264
Average daily census....     18,524     18,702     19,253     21,255     21,351
Occupancy...............         44%        45%        47%        50%        51%
Admissions..............  1,189,400  1,158,400  1,161,100  1,189,700  1,174,700
Average length of stay
 (days).................        5.7        5.9        6.1        6.5        6.6
Emergency room visits...  3,215,500  3,139,700  3,042,900  3,028,600  2,894,800
Outpatient revenues as a
 percentage of patient
 revenues...............         30%        27%        26%        24%        22%

--------
(a) Earnings per common and common equivalent share include the effect of pre-ferred stock dividend requirements totaling $18 million in 1991 and $63 million in 1990.
(b) Operating data for 1992 exclude the twenty-two divested psychiatric hospi-tals discussed in Note 7 of the Notes to Consolidated Financial State-ments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the accompanying consolidated fi-nancial statements set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA Healthcare Cor-poration ("Columbia/HCA") which should be read in conjunction with the follow-ing discussion and analysis.

HEALTHTRUST MERGER

  The merger transaction with Healthtrust, Inc. -- The Hospital Company ("Healthtrust") (the "Healthtrust Merger") was approved by the stockholders of both companies on February 28, 1995. Subject to certain regulatory and other approvals, the Healthtrust Merger is expected to be consummated in April 1995. At December 31, 1994, Healthtrust operated 116 hospitals and certain other an-cillary health care facilities located in twenty-two states with annual reve-nues approximating $3.4 billion. Although the Healthtrust Merger is expected to be treated as a pooling of interests for accounting purposes, the accompa-nying consolidated financial statements and selected financial and operating data included in this discussion and analysis do not include the retroactive effect of the Healthtrust Merger. See Note 5 of the Notes to Consolidated Fi-nancial Statements for a description of the specific terms of the Healthtrust Merger.

BACKGROUND INFORMATION AND BUSINESS STRATEGY

MCA Merger

  In September 1994 Columbia/HCA completed a merger transaction with Medical Care America, Inc. ("MCA") (the "MCA Merger"). MCA was a national provider of alternative-site health care services through the operation of free-standing surgical centers and certain other outpatient ancillary facilities located in twenty-six states with annual revenues in excess of $400 million. The MCA Merger was accounted for under the purchase method, and accordingly, the ac-companying consolidated financial statements and selected financial and oper-ating data included in this discussion and analysis include the operations of MCA since September 1, 1994.

HCA Merger

  Columbia Healthcare Corporation ("Columbia") completed a merger transaction with HCA - Hospital Corporation of America ("HCA") (the "HCA Merger") to form Columbia/HCA in February 1994. At the time of the HCA Merger, HCA operated 97 hospitals located in twenty-one states with annual revenues in excess of $5 billion. For accounting purposes, the HCA Merger was treated as a pooling of interests. Accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented.

Galen Merger

  In September 1993 Columbia Hospital Corporation ("CHC") completed a merger transaction with Galen Health Care, Inc. ("Galen") (the "Galen Merger") to form Columbia. At the time of the Galen Merger, CHC operated twenty-two hospi-tals and certain ancillary health care facilities in five major markets lo-cated in Florida and Texas. Annual revenues of CHC were in excess of

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
BACKGROUND INFORMATION AND BUSINESS STRATEGY (CONTINUED)

$1 billion. Galen operated 71 hospitals located in eighteen states and two foreign countries with annual revenues of approximately $4 billion. The Galen Merger was accounted for as a pooling of interests. Accordingly, the accompa-nying consolidated financial statements and selected financial and operating data included in this discussion and analysis give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all pe-riods presented.

Spinoff Transaction

  Prior to the merger with CHC, Galen became a publicly held corporation on March 1, 1993 as a result of a tax-free spinoff transaction (the "Spinoff") by Humana Inc. ("Humana"). The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis. For accounting purposes, because of the relative sig-nificance of the hospital business, the pre-Spinoff financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operating results and net assets of Humana's man-aged care health plans have been classified as discontinued operations.

Business Strategy

  Columbia/HCA primarily operates hospitals and ancillary health care facili-ties through either (i) wholly owned subsidiaries, (ii) joint ventures or
(iii) ownership of controlling interests in various partnerships in which sub-sidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA's business strategy centers on the development of comprehensive, integrated health care delivery networks with physicians and other health care providers in targeted markets, which typically involves significant health care facility acquisitions and consolidation activities.

  During the past several years, hospital industry inpatient admission trends have been adversely impacted by cost containment efforts initiated by federal and state governments and various third-party payers, including health mainte-nance organizations, preferred provider organizations, commercial insurance companies and employer-sponsored networks. In addition, a significant number of medical procedures have shifted from inpatient to less expensive outpatient settings as a result of both cost containment pressures and advances in medi-cal technology.

  In response to changes in the health care industry, Columbia/HCA has devel-oped the following strategy to provide the highest quality health care serv-ices at the lowest possible cost:

  Become a significant provider of services -- Columbia/HCA attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

  Provide a comprehensive range of services -- In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and re-habilitation facilities, outpatient sur-gery and diagnostic centers, home health agencies and other services. This strategy enables

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
BACKGROUND INFORMATION AND BUSINESS STRATEGY (CONTINUED)

Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

  Deliver high quality services -- Through the use of clinical information systems and continuous quality enhancement programs, Columbia/HCA focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

  Integrate fragmented delivery systems -- Through its networks, Columbia/HCA focuses on coordinating pricing, contracting, information systems, economic incentives and quality assurance activities among providers in each market.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS

  The following is a summary of continuing operations (dollars in millions, except per share amounts).

                                      1994            1993            1992
                                  --------------  --------------  -------------
                                  AMOUNT   RATIO  AMOUNT   RATIO  AMOUNT  RATIO
                                  -------  -----  -------  -----  ------  -----
Revenues........................  $11,132  100.0  $10,252  100.0  $9,932  100.0
                                  -------  -----  -------  -----  ------  -----
Salaries, wages and benefits....    4,545   40.8    4,215   41.1   4,112   41.4
Supplies........................    1,686   15.2    1,664   16.2   1,613   16.2
Other operating expenses........    2,059   18.5    1,893   18.5   1,849   18.6
Provision for doubtful accounts.      628    5.7      542    5.3     515    5.2
Investment income...............      (62)  (0.6)     (66)  (0.6)    (81)  (0.8)
                                  -------  -----  -------  -----  ------  -----
                                    8,856   79.6    8,248   80.5   8,008   80.6
                                  -------  -----  -------  -----  ------  -----
EBDITA (a)......................    2,276   20.4    2,004   19.5   1,924   19.4
Depreciation and amortization...      609    5.5      554    5.4     541    5.5
Interest expense................      248    2.2      321    3.1     401    4.0
Non-recurring transactions......      159    1.4      151    1.5     439    4.4
                                  -------  -----  -------  -----  ------  -----
Income before minority interests
 and income taxes...............    1,260   11.3      978    9.5     543    5.5
Minority interests..............       29    0.2        9    0.1      10    0.1
                                  -------  -----  -------  -----  ------  -----
Income from continuing
 operations before income taxes.    1,231   11.1      969    9.4     533    5.4
Provision for income taxes......      486    4.4      394    3.8     294    3.0
                                  -------  -----  -------  -----  ------  -----
Income from continuing
 operations.....................  $   745    6.7  $   575    5.6  $  239    2.4
                                  =======  =====  =======  =====  ======  =====
Earnings per common and common
 equivalent share:
  Excluding non-recurring
   transactions.................  $  2.42         $  1.99         $ 1.82
  Non-recurring transactions....     (.29)           (.29)         (1.09)
                                  -------         -------         ------
  Income from continuing
   operations...................  $  2.13         $  1.70         $  .73
                                  =======         =======         ======
% changes from prior year:
  Revenues......................      8.6             3.2
  EBDITA........................     13.6             4.2
  Income from continuing
   operations before
   income taxes.................     27.1            81.9
  Income from continuing
   operations...................     29.4           140.6
  Earnings per common and common
   equivalent share.............     25.3           132.9
Other information excluding the
 effect of
 non-recurring transactions:
  Income from continuing
   operations
   before income taxes..........  $ 1,390   12.5  $ 1,120   10.9  $  972    9.8
  Income from continuing
   operations...................      847    7.6      673    6.6     597    6.0
  % changes from prior year:
    Income from continuing
     operations before income
     taxes......................     24.2            15.3
    Income from continuing
     operations.................     25.7            12.8
    Earnings per common and
     common equivalent share....     21.6             9.3

--------
(a) Income from continuing operations before non-recurring transactions, de-preciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other finan-cial statement data presented in the consolidated financial statements as an indicator of financial performance.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS (CONTINUED)

  Revenues increased 9% to $11.1 billion in 1994 and 3% to $10.3 billion in 1993. Increases in both periods resulted primarily from acquisitions, growth in same-hospital outpatient services, price increases and, in 1994, growth in same-hospital inpatient volumes. On a same-hospital basis, admissions in-creased 1.5% in 1994 and declined 1.1% in 1993, while outpatient visits grew 43.6% in 1994 and 4.6% in 1993. The significant increase in outpatient visits in 1994 was primarily a result of expanding home health care and other outpa-tient ancillary services.

  During the past three years, Columbia/HCA has experienced increases in dis-counted business. Medicare admissions as a percentage of total admissions was 39% in both 1994 and 1993 and 37% in 1992, while discounted and managed care admissions grew to 39% in 1994 from 35% in 1993 and 32% in 1992.

  Despite a continued increase in discounted business, income from continuing operations before income taxes increased 27% to $1.2 billion in 1994 from $969 million in 1993 and pretax margins increased to 11.1% in 1994 from 9.4% in 1993. Excluding the effect of non-recurring transactions, income from continu-ing operations before income taxes increased 24% to $1.4 billion in 1994 from $1.1 billion in 1993 and pretax margins increased to 12.5% in 1994 from 10.9% in 1993. The improvement in pretax income was primarily attributable to growth in revenues and reductions in interest expense resulting from refinancing ac-tivities in both 1994 and 1993. In addition, pretax margins also increased due to improvements in staffing levels and increased discounts on medical sup-plies. Salaries, wages and benefits increased approximately 8% and declined as a percentage of revenues to 40.8% in 1994 from 41.1% in 1993, while supply costs increased approximately 1% and declined as percentage of revenues to 15.2% in 1994 compared to 16.2% in 1993.

  Pretax income from continuing operations increased 82% to $969 million in 1993 from $533 million in 1992 and pretax margins increased to 9.4% in 1993 from 5.4% in 1992. Excluding the effect of non-recurring transactions, pretax income from continuing operations increased 15% to $1.1 billion in 1993 from $972 million in 1992 and pretax margins increased to 10.9% in 1993 from 9.8% in 1992. The improvement was primarily attributable to reductions in interest expense resulting from refinancing activities in both 1993 and 1992. In addi-tion, pretax margins also increased due to improvements in staffing levels. Salaries, wages and benefits increased approximately 2% in 1993 and declined as a percentage of revenues to 41.1% in 1993 from 41.4% in 1992.

  Income from continuing operations increased 29% to $745 million ($2.13 per share) in 1994 and 141% to $575 million ($1.70 per share) in 1993. Excluding the effects of the non-recurring transactions, income from continuing opera-tions increased 26% to $847 million ($2.42 per share) in 1994 and 13% to $673 million ($1.99 per share) in 1993.

  Columbia/HCA recorded significant non-recurring charges during each of the last three years. In 1994 Columbia/HCA recorded $159 million ($102 million net of tax) of charges in connection with the HCA Merger. In addition to invest-ment and advisory fees associated with the HCA Merger, these charges reflect management's actions to reduce overhead costs, eliminate duplicative operating facilities in certain markets and consolidate management information systems. These cost-saving measures were substantially completed during 1994. In con-nection with the Galen Merger, Columbia/HCA recorded charges in 1993 totaling $151 million ($98 million net of tax) for management actions similar to those previously discussed as part of the HCA Merger. Consolidation and cost-saving activities related to these charges have been completed. Results of operations

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS (CONTINUED)

in 1992 include (i) $394 million ($330 million net of tax) of losses associ-ated with divestitures of certain hospitals, (ii) $138 million ($86 million net of tax) of costs related primarily to the Spinoff and (iii) a gain of $93 million ($58 million net of tax) on the sale of Healthtrust common stock.

  The free-standing surgical center business acquired in connection with the MCA Merger in September 1994 increased revenues by $163 million ($124 million in the fourth quarter). The MCA Merger had no material effect on 1994 earn-ings. See Note 9 of the Notes to Consolidated Financial Statements for certain pro forma information related to the MCA Merger.

  Results of operations for the periods prior to the Spinoff include income from discontinued operations of $16 million ($.04 per share) in 1993 and losses of $125 million ($.39 per share) in 1992 related to Humana's health plan business. Losses from discontinued operations in 1992 include non-recur-ring costs of $135 million (net of tax) incurred by Humana in connection with the Spinoff.

  In connection with the Galen Merger and the HCA Merger, substantial amounts of high-coupon long-term debt were refinanced to reduce future interest ex-pense and eliminate certain restrictive covenants. In 1994 Columbia/HCA refi-nanced approximately $2.2 billion of long-term debt resulting in an after-tax loss of $115 million ($.33 per share). Losses from refinancings of $787 mil-lion of long-term debt and a revolving credit agreement in 1993 reduced net income by $84 million ($.24 per share).

LIQUIDITY

  Cash provided by continuing operations totaled $1.3 billion in each of the last three years. Cash flows in 1994 were reduced by approximately $75 million in connection with the payment to the Internal Revenue Service (the "IRS") re-lated to disputed prior year income taxes and interest. Cash flows and avail-able cash and cash equivalents in excess of capital expenditures (including acquisitions and divestitures) were used generally to reduce long-term debt. In addition, such cash flows were also used in 1994 to fund $146 million of self-insured professional liability risks related to prior years and, in 1993, to finance a payment of $135 million to Humana in connection with the Spinoff.

  Working capital totaled $783 million at December 31, 1994 compared to $573 million at December 31, 1993. Management believes that cash flows from opera-tions and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  A substantial portion of the non-recurring transactions recorded during the past three years relate to the writedown of recorded assets and, accordingly, did not have a material adverse effect on cash flows from continuing opera-tions.

  Investments of Columbia/HCA's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $973 million and $778 million at December 31, 1994 and 1993, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY (CONTINUED)

  In September 1993 the Board of Directors initiated the payment of a regular quarterly cash dividend of $.03 per common share. Management anticipates that this dividend policy will continue after consummation of the Healthtrust Merg-er.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $975 million in 1994 compared to $836 million in 1993 and $668 million in 1992. Planned capital ex-penditures in 1995 (excluding acquisitions and the effect of the Healthtrust Merger) are expected to approximate $1 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  In addition, Columbia/HCA expended $213 million, $79 million and $36 million for acquisitions and joint ventures (excluding the MCA, HCA and Galen Mergers) during 1994, 1993 and 1992, respectively. See Note 8 of the Notes to Consoli-dated Financial Statements for a description of these activities.

  The MCA Merger consummated in September 1994 (accounted for under the pur-chase method) at an aggregate cost of $912 million was financed through the issuance of approximately 21.1 million shares of Columbia/HCA common stock.

  As part of its business strategy, Columbia/HCA intends to acquire additional health care facilities in the future. Since December 31, 1994, Columbia/HCA has expended $334 million toward the purchase of seven hospitals (or a con-trolling interest therein). These transactions, which will be accounted for under the purchase method, were financed through the use of internally gener-ated funds and issuance of long-term debt.

  Columbia/HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At December 31, 1994, there were projects under construction which had an esti-mated additional cost to complete of approximately $263 million.

  At December 31, 1993, Columbia/HCA was a party to certain interest rate swap agreements covering $380 million of commercial paper classified as long-term debt. These transactions were consummated in prior years in connection with the refinancing of high-coupon debt with an average interest rate approximat-ing 13% and provided a cost-effective source of fixed rate financing averaging 7.9%. As part of the previously discussed refinancing of $2.2 billion of long-term debt in 1994, Columbia/HCA terminated all of its interest rate agreements in advance of their scheduled maturities. The after-tax loss on refinancing of long-term debt aggregating $115 million includes a loss of $13 million related to the termination of these agreements. At December 31, 1994, Columbia/HCA was not a party to any interest rate swap agreements. Subject to market conditions and certain other factors, Columbia/HCA may enter into similar arrangements in the future as a means of effecting fixed rate financing.

  In connection with the Spinoff, common stockholder's equity was reduced by $802 million in 1993 as a result of the following transactions with Humana:
(i) distribution of the net assets of the health plan business ($392 million) and the net assets of a hospital facility ($25 million), (ii) payment of cash ($135 million) and (iii) issuance of notes ($250 million). The notes were re-financed in September 1993.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CAPITAL RESOURCES (CONTINUED)

  Subject to consummation of the Healthtrust Merger, Columbia/HCA will amend its revolving credit agreements from an aggregate amount of $2.25 billion to $3.75 billion. In addition, Columbia/HCA intends to refinance approximately $1 billion of Healthtrust long-term debt and all outstanding borrowings under the Healthtrust $1.2 billion bank credit agreement. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's second quarter 1995 net income by approximately $70 million.

  Columbia/HCA's credit facilities contain customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, merg-ers and changes of ownership and (iii) maintenance of certain interest cover-age ratios. Columbia/HCA was in compliance with all such covenants at December 31, 1994.

EFFECTS OF INFLATION AND CHANGING PRICES

  Various federal, state and local laws have been enacted that, in certain cases, limit Columbia/HCA's ability to increase prices. Revenues for hospital services rendered to Medicare patients are established under the federal gov-ernment's prospective payment system. Medicare revenues approximated 34% of total revenues in both 1994 and 1993, and 30% in 1992.

  Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in in-patient volumes and changes in payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Columbia/HCA expects that the average rate of increase in Medicare prospective payments will approximate 2% in 1995. In addition, as a result of increasing regulatory and competitive pressures, Columbia/HCA's ability to maintain oper-ating margins through price increases to non-Medicare patients is limited.

HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been in-troduced or proposed in Congress and in some state legislatures that would significantly affect health care systems in Columbia/HCA's markets. Proposals under consideration include cost controls on hospitals, insurance market re-forms that increase the availability of group health insurance to small busi-nesses, requirements that all businesses offer health insurance to their em-ployees and creation of a single government health insurance plan that would cover all citizens. The cost of certain proposals would be funded in signifi-cant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no as-surance that health care proposals adverse to the business of Columbia/HCA will not be adopted.

OTHER INFORMATION

  Columbia/HCA is contesting income taxes and related interest aggregating $1.5 billion at December 31, 1994 proposed by the IRS for prior years. Manage-ment believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

  In March 1994 Columbia/HCA made an advance payment to the IRS of approxi-mately $75 million in connection with certain disputed prior year income taxes and related interest. This payment did not have a material effect on 1994 earnings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INFORMATION (CONTINUED)

  Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of opera-tions.

  During 1992 Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which increased net income by $51 million ($.16 per share).

  Columbia/HCA expects to incur certain expenses related to the Healthtrust Merger, the amounts of which have not been determined. These costs will in-clude, among other things, amounts for investment advisory and professional fees, expenses of printing and distributing proxy materials, severance pay-ments and provisions for loss related to the consolidation of the operations of Columbia/HCA and Healthtrust. Management anticipates that these expenses will be recorded in the second quarter of 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information with respect to this Item 8 is contained in the Consolidated Fi-nancial Statements and Financial Statement Schedules of the Company included in the Index on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is set forth under the heading "Elec-tion of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is con-tained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorpo-rated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth under the heading "Execu-tive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth under the heading "Prin-cipal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth under the heading "Cer-tain Transactions" in the definitive proxy materials of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of the report:

 1. and 2. List of Financial Statements and Financial Statement Schedules.

              The accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on Page F-1 of this Annual Report on Form 10-K is provided in response to this Item.

 3.       List of Exhibits
   3.1        Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(a) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   3.2(a) By-laws of the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).

   3.2(b) Amendment to By-laws of the Company (filed as Exhibit 3(b).1 to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Form SE to Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.2 Columbia Hospital Corporation 9% Subordinated Mandatory Convert-ible Note Due June 30, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.3 Registration Rights Agreement between the Company and The 1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.4 Securities Purchase Agreement by and between the Company and The 1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.5 Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.6 Registration Rights Agreement dated as of March 16, 1989, by and among HCA- Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
   4.7 Assignment and Assumption Agreement dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Com-pany relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.8 Amended and Restated Rights Agreement dated February 10, 1994 between the Company and Mid-America Bank of Louisville and Trust Company (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and in-corporated herein by reference).
   4.9(a) $750 Million Credit Agreement dated as of February 10, 1994, among the Company, the Several Banks and Other Financial Insti-tutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.9(b) Agreement and Amendment to $750 Million Credit Agreement dated as of September 26, 1994 (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-4 (File No. 33-56803), and in-corporated herein by reference).
   4.10(a) $1.5 Billion Credit Agreement dated as of February 10, 1994, among the Company, the Several Banks and Other Financial Insti-tutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

   4.10(b) Agreement and Amendment to $1.5 Billion Credit Agreement dated as of September 26, 1994 (filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4 (File No. 33-56803), and in-corporated herein by reference).
   4.11 Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit
              4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by refer-
              ence).
  10.1 Agreement and Plan of Merger among the Company, COL Acquisition Corporation and Healthtrust, Inc.--The Hospital Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
  10.2 Agreement and Plan of Merger among the Company, CHOS Acquisition Corporation and HCA-Hospital Corporation of America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registra-tion Statement on Form S-4 (File No. 33-50735), and incorporated herein by reference).
  10.3 Agreement and Plan of Merger between Galen Health Care, Inc. and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No. 33-49773), and incorporated herein by reference).
  10.4 Agreement and Plan of Merger among Hospital Corporation of Amer-ica, HCA- Hospital Corporation of America and TF Acquisition, Inc. dated November 21, 1988 plus a list identifying the con-tents of all omitted exhibits to the Agreement and Plan of Merger plus an agreement of Hospital Corporation of America to furnish supplementally to the Securities and Exchange Commission upon request a copy of all omitted exhibits (filed as Exhibit 2 to Hospital Corporation of America's Current Report on Form 8-K dated November 21, 1988, and incorporated herein by reference).
  10.5 Amendment No. 1 to Agreement and Plan of Merger dated as of Feb-ruary 7, 1989, among Hospital Corporation of America, HCA-Hospi-tal Corporation of America and TF Acquisition, Inc. (filed as
              Exhibit 2(b) to Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1988, and incorpo-rated herein by reference).
  10.6 Columbia Hospital Corporation Stock Option Plan (filed as Ex-hibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
  10.7 Columbia Hospital Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48886), and incorporated herein by ref-erence).*
  10.8 Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company's Regis-tration Statement on Form S-8 (File No. 33-55272), and incorpo-rated herein by reference).*
  10.9 HCA-Hospital Corporation of America 1989 Nonqualified Stock Op-tion Plan, as amended through December 16, 1991 (filed as Ex-hibit 10(g) to HCA-Hospital Corporation of America's Registra-tion Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
  10.10 Form of Stock Option Agreement under the HCA-Hospital Corpora-tion of America 1989 Nonqualified Stock Option Plan (filed as
              Exhibit 10(j) to HCA-Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*

  10.11       HCA-Hospital Corporation of America Nonqualified Initial Option
              Plan (filed as Exhibit 4.6 to the Company's Registration State-
              ment on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
  10.12       Termination Agreement between the Company and Carl F. Pollard dated December 16, 1993 (filed as Exhibit 10.11 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December
              31, 1993, and incorporated herein by reference).*
  10.13       Form of Indemnity Agreement with certain officers and directors
              (filed as Exhibit 10(kk) to Galen Health Care, Inc.'s Registra-
              tion Statement on Form 10, as amended, and incorporated herein by reference).
  10.14       Form of Severance Pay Agreement between Galen Health Care, Inc.
              and certain executives (filed as Exhibit 10(jj) to Galen Health
              Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).*
  10.15       Form of Severance Agreement between HCA-Hospital Corporation of
              America and certain executives dated as of November 1, 1993
              (filed as Exhibit 10.15 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.16       Assumption Agreement among the Company, CHOS Acquisition Corpo-
              ration and HCA-Hospital Corporation of America dated as of Feb-
              ruary 10, 1994, relating to the Severance Agreements (filed as
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.17       Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.18       Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as
              Exhibit 4.15 to the Company's Registration Statement on Form S-8
              (File No. 33-50147), and incorporated herein by reference).*
  10.19       Columbia/HCA Healthcare Corporation Annual Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.20       Columbia/HCA Healthcare Corporation Directors' Retirement Policy
              (filed as Exhibit 10.20 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.21       HCA-Hospital Corporation of America 1992 Stock Compensation Plan
              (filed as Exhibit 10(t) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and in-
              corporated herein by reference).*
  11          Statement re Computation of Earnings Per Common and Common
              Equivalent Share.
  12          Statement re Computation of Ratio of Earnings to Fixed Charges.
  21          List of Subsidiaries.
  23          Consent of Ernst & Young LLP.
  27          Financial Data Schedule.
--------
* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

DATE OF CURRENT REPORT                   ITEM(S) REPORTED
----------------------                   ----------------

October 4, 1994       Announced approval by the Board of Directors of the
                      Healthtrust Merger
December 13, 1994     Healthtrust Consolidated Financial Statements and
                      Pro Forma Condensed Combined Financial Statements of the
                      Company and Healthtrust

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1995

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

                                                   /s/ Richard L. Scott
                                          By: _________________________________
                                                       RICHARD L. SCOTT
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

   /s/ Thomas F. Frist, Jr., M.D.       Chairman of the         March 31, 1995
-------------------------------------    Board
     THOMAS F. FRIST, JR., M.D.

        /s/ Richard L. Scott            President, Chief        March 31, 1995
-------------------------------------    Executive Officer
          RICHARD L. SCOTT               and Director

         /s/ David C. Colby             Senior Vice             March 31, 1995
-------------------------------------    President, Chief
           DAVID C. COLBY                Financial Officer
                                         and Treasurer
                                         (Principal
                                         Financial Officer)

      /s/ Richard A. Lechleiter         Vice President and      March 31, 1995
-------------------------------------    Controller
        RICHARD A. LECHLEITER            (Principal
                                         Accounting Officer)

    /s/ Magdalena Averhoff, M.D.        Director                March 31, 1995
-------------------------------------
      MAGDALENA AVERHOFF, M.D.

        /s/ J. David Grissom            Director                March 31, 1995
-------------------------------------
          J. DAVID GRISSOM

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

         /s/ Charles J. Kane            Director                March 31, 1995
-------------------------------------
           CHARLES J. KANE

         /s/ John W. Landrum            Director                March 31, 1995
-------------------------------------
           JOHN W. LANDRUM

         /s/ T. Michael Long            Director                March 31, 1995
-------------------------------------
           T. MICHAEL LONG

         /s/ Darla D. Moore             Director                March 31, 1995
-------------------------------------
           DARLA D. MOORE

                                        Director
-------------------------------------
       RODMAN W. MOORHEAD, III

         /s/ Carl F. Pollard            Director                March 31, 1995
-------------------------------------
           CARL F. POLLARD

        /s/ Carl E. Reichardt           Director                March 31, 1995
-------------------------------------
          CARL E. REICHARDT

      /s/ Frank S. Royal, M.D.          Director                March 31, 1995
-------------------------------------
        FRANK S. ROYAL, M.D.

                                        Director
-------------------------------------
          ROBERT D. WALTER

                                        Director
-------------------------------------
          WILLIAM T. YOUNG

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statement of Income for the years ended December 31, 1994,
   1993 and 1992..........................................................  F-3
  Consolidated Balance Sheet, December 31, 1994 and 1993..................  F-4
  Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.................................  F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1994, 1993 and 1992....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-27
Financial Statement Schedules (a):
  Schedule II -- Valuation and Qualifying Accounts for the years ended
   December 31, 1994, 1993 and 1992....................................... F-28

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

We have audited the accompanying consolidated balance sheet of Columbia/HCA Healthcare Corporation as of December 31, 1994 and 1993, and the related con-solidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index on page F-1 of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation at December 31, 1994 and 1993, and the consolidated re-sults of its operations and cash flows for each of the three years in the pe-riod ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                              ERNST & YOUNG LLP

Louisville, Kentucky
February 28, 1995

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       1994     1993     1992
                                                      -------  -------  ------
Revenues............................................. $11,132  $10,252  $9,932
                                                      -------  -------  ------
Salaries, wages and benefits.........................   4,545    4,215   4,112
Supplies.............................................   1,686    1,664   1,613
Other operating expenses.............................   2,059    1,893   1,849
Provision for doubtful accounts......................     628      542     515
Depreciation and amortization........................     609      554     541
Interest expense.....................................     248      321     401
Investment income....................................     (62)     (66)    (81)
Non-recurring transactions...........................     159      151     439
                                                      -------  -------  ------
                                                        9,872    9,274   9,389
                                                      -------  -------  ------
Income from continuing operations before minority
 interests and income taxes..........................   1,260      978     543
Minority interests in earnings of consolidated
 entities............................................      29        9      10
                                                      -------  -------  ------
Income from continuing operations before income
 taxes...............................................   1,231      969     533
Provision for income taxes...........................     486      394     294
                                                      -------  -------  ------
Income from continuing operations....................     745      575     239
Discontinued operations:
  Income (loss) from operations of discontinued
   health plan segment, net of income tax (benefit)
   of $9 in 1993 and
   ($46) in 1992.....................................       -       16    (108)
  Costs associated with discontinuance of health plan
   segment, net of income tax benefit of $2..........       -        -     (17)
Extraordinary loss on extinguishment of debt, net of
 income tax benefit of $72 in 1994 and $51 in 1993...    (115)     (84)      -
Cumulative effect on prior years of a change in
 accounting for income taxes.........................       -        -      51
                                                      -------  -------  ------
      Net income..................................... $   630  $   507  $  165
                                                      =======  =======  ======
Earnings per common and common equivalent share:
  Income from continuing operations.................. $  2.13  $  1.70  $  .73
  Discontinued operations:
    Income (loss) from operations of discontinued
     health plan segment.............................       -      .04    (.33)
    Costs associated with discontinuance of health
     plan segment....................................       -        -    (.06)
  Extraordinary loss on extinguishment of debt.......    (.33)    (.24)      -
  Cumulative effect on prior years of a change in
   accounting for income taxes.......................       -        -     .16
                                                      -------  -------  ------
      Net income..................................... $  1.80  $  1.50  $  .50
                                                      =======  =======  ======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1994 AND 1993
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           1994      1993
                                                          -------  --------
                                  ASSETS
Current assets:
  Cash and cash equivalents.............................. $    13  $    224
  Accounts receivable less allowance for loss of $604 --
    1994 and $513 -- 1993................................   1,747     1,566
  Inventories............................................     285       245
  Other..................................................     505       453
                                                          -------  --------
                                                            2,550     2,488
Property and equipment, at cost:
  Land...................................................     660       568
  Buildings..............................................   4,576     4,049
  Equipment..............................................   3,986     3,442
  Construction in progress (estimated cost to complete
   and equip after December 31, 1994 -- $263)............     351       333
                                                          -------  --------
                                                            9,573     8,392
  Accumulated depreciation...............................  (3,190)   (2,792)
                                                          -------  --------
                                                            6,383     5,600
Investments of professional liability insurance
 subsidiary..............................................     888       700
Intangible assets net of accumulated amortization of
 $247 -- 1994 and $178 -- 1993...........................   2,269     1,232
Other....................................................     249       196
                                                          -------  --------
                                                          $12,339  $ 10,216
                                                          =======  ========
               LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   503  $    445
  Salaries, wages and other compensation.................     277       232
  Other accrued expenses.................................     910       853
  Income taxes...........................................       -        22
  Long-term debt due within one year.....................      77       363
                                                          -------  --------
                                                            1,767     1,915
Long-term debt...........................................   3,853     3,335
Deferred credits and other liabilities...................   1,439     1,438
Minority interests in equity of consolidated entities....     258        57
Contingencies
Common stockholders' equity:
  Common stock $.01 par; authorized 800,000,000 voting
   shares and 25,000,000 nonvoting shares; issued and
   outstanding 347,849,200 voting shares and 14,119,000
   nonvoting shares -- 1994 and 317,686,800 voting shares
   and 18,990,000 nonvoting shares -- 1993...............       4         3
  Capital in excess of par value.........................   3,162     2,164
  Other..................................................      23        59
  Retained earnings......................................   1,833     1,245
                                                          -------  --------
                                                            5,022     3,471
                                                          -------  --------
                                                          $12,339  $ 10,216
                                                          =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                              COMMON STOCK  CAPITAL IN
                              -----------   EXCESS OF         RETAINED
                                            PAR VALUE  OTHER  EARNINGS  TOTAL
                                            ---------- -----  --------  ------
                              SHARES   PAR
                               (000)  VALUE
                              ------- -----
Balances, December 31, 1991.. 260,407   $3  $      821 $ 471    $1,527  $2,822
  Net income.................                                      165     165
  Cash dividends (Galen
   Health Care, Inc. common
   stock)....................                                     (143)   (143)
  Issuance of common stock...  48,282              916                     916
  Stock options exercised and
   related tax benefits, net
   of 30,000 shares tendered
   in partial payment
   therefor..................  22,967              331  (386)              (55)
  Other......................      18                2   (16)              (14)
                              -------  ---  ---------- -----  --------  ------
Balances, December 31, 1992.. 331,674    3       2,070    69     1,549   3,691
  Net income.................                                      507     507
  Cash dividends (Columbia
   Healthcare Corporation
   common stock).............                                       (9)     (9)
  Stock options exercised and
   related tax benefits, net
   of 81,000 shares tendered
   in partial payment
   therefor..................   4,000               71   (35)               36
  Spinoff transaction with
   Humana Inc.:
    Cash payment to Humana
     Inc. ...................                                     (135)   (135)
    Noncash transactions:
     Issuance of notes
      payable................                                     (250)   (250)
     Distribution of net
      investment in
      discontinued health
      plan operations........                                     (392)   (392)
     Transfer of a hospital
      facility...............                                      (25)    (25)
  Net unrealized gains on
   investment securities.....                             27                27
  Other......................   1,003               23    (2)               21
                              -------  ---  ---------- -----  --------  ------
Balances, December 31, 1993.. 336,677    3       2,164    59     1,245   3,471
  Net income.................                                      630     630
  Cash dividends
   (Columbia/HCA Healthcare
   Corporation common stock).                                      (42)    (42)
  Issuance of common stock...  21,094    1         905                     906
  Stock options exercised and
   related tax benefits, net
   of 23,000 shares tendered
   in partial payment
   therefor..................   1,751               42   (16)               26
  Net unrealized losses on
   investment securities.....                            (30)              (30)
  Other......................   2,446               51    10                61
                              -------  ---  ---------- -----  --------  ------
Balances, December 31, 1994.. 361,968   $4  $    3,162 $  23    $1,833  $5,022
                              =======  ===  ========== =====  ========  ======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                                      1994     1993     1992
                                                     -------  -------  -------
Cash flows from continuing operations:
  Net income........................................ $   630  $   507  $   165
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Discontinued operations.........................       -      (16)     127
    Minority interests in earnings of consolidated
     entities.......................................      29        9       10
    Non-recurring transactions......................     159      151      439
    Depreciation and amortization...................     609      554      541
    Amortization of debt discounts and loan costs...      26       45       78
    Deferred income taxes...........................     (39)     (28)      34
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable....     (91)      19       98
      Increase in inventories and other assets......     (71)      (7)     (58)
      Increase (decrease) in income taxes...........      (9)      19     (160)
      Increase (decrease) in other liabilities......    (108)     (87)      83
    Change in accounting for income taxes...........       -        -      (51)
    Extraordinary loss on extinguishment of debt....     187      135        -
    Other...........................................     (21)      (3)     (19)
                                                     -------  -------  -------
      Net cash provided by continuing operations....   1,301    1,298    1,287
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment................    (975)    (836)    (668)
  Cash acquired in connection with Medical Care
   America, Inc. merger transaction.................     106        -        -
  Acquisition of hospitals and health care
   facilities.......................................    (213)     (79)     (36)
  Sale of assets....................................      86      191      225
  Investment in discontinued operations.............       -        -      (71)
  Change in investments.............................    (226)      21      (35)
  Other.............................................    (116)     (34)      (8)
                                                     -------  -------  -------
      Net cash used in investing activities.........  (1,338)    (737)    (593)
                                                     -------  -------  -------
Cash flows from financing activities:
  Issuance of long-term debt........................   1,190    1,586      240
  Net change in commercial paper borrowings and
   lines of credit..................................   1,148      342     (176)
  Repayment of long-term debt.......................  (2,486)  (2,325)  (1,799)
  Payment to Humana Inc. in spinoff transaction.....       -     (135)       -
  Payment of cash dividends.........................     (36)     (40)    (143)
  Issuance of common stock..........................      18       43      741
  Other.............................................      (8)     (25)     (15)
                                                     -------  -------  -------
      Net cash used in financing activities.........    (174)    (554)  (1,152)
                                                     -------  -------  -------
Change in cash and cash equivalents.................    (211)       7     (458)
Cash and cash equivalents at beginning of period....     224      217      675
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $    13  $   224  $   217
                                                     =======  =======  =======
Interest payments................................... $   281  $   278  $   319
Income tax payments, net of refunds.................     467      347      360

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

Reporting Entity

  Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corpora-tion that operates hospitals and ancillary health care facilities through ei-ther (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

  On September 16, 1994, Columbia/HCA completed a merger transaction with Med-ical Care America, Inc. ("MCA") (the "MCA Merger"). See Note 2 for a descrip-tion of the specific terms of the MCA Merger.

  On February 10, 1994, Columbia Healthcare Corporation ("Columbia") merged with HCA- Hospital Corporation of America ("HCA") (the "HCA Merger") to form Columbia/HCA. See Note 3 for a description of the specific terms of the HCA Merger.

  Prior to the HCA Merger, Columbia was formed on September 1, 1993 as a re-sult of a merger involving Columbia Hospital Corporation ("CHC") and Galen Health Care, Inc. ("Galen") (the "Galen Merger"). See Note 4 for a description of the specific terms of the Galen Merger.

Basis of Presentation

  The consolidated financial statements include all subsidiaries and less than 100% owned entities controlled by Columbia/HCA. Significant intercompany transactions have been eliminated.

  The MCA Merger and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of Columbia/HCA since the acquisition of controlling interest.

  The HCA and Galen Mergers have been accounted for by the pooling-of-inter-ests method. Accordingly, the consolidated financial statements included herein give retroactive effect to these transactions and include the combined operations of HCA, Galen and CHC for all periods presented. In addition, the historical financial information related to Galen (which prior to the Galen Merger was reported on a fiscal year ending August 31) has been recast to con-form to Columbia/HCA's annual reporting period ending December 31.

  On February 28, 1995, the stockholders of both Columbia/HCA and Healthtrust, Inc. -- The Hospital Company ("Healthtrust") approved a tax-free stock-for-stock merger transaction (the "Healthtrust Merger"). Management anticipates that the Healthtrust Merger will be consummated in April 1995. Although the Healthtrust Merger is expected to be treated as a pooling of interests for ac-counting purposes, the accompanying consolidated financial statements do not give retroactive effect to this transaction. See Note 5 for a description of the specific terms of the Healthtrust Merger.

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

Accounts Receivable

  Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, com-mercial insurance companies and individual patients.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

  Depreciation expense, computed by the straight-line method, was $547 million in 1994, $504 million in 1993 and $493 million in 1992. Columbia/HCA uses com-ponent depreciation for buildings. Depreciation rates for buildings are equiv-alent to useful lives ranging generally from 20 to 25 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

Investments

  On December 31, 1993, Columbia/HCA adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that investments in debt and equity securities be classified according to certain criteria.

Intangible Assets

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method generally over a period of 40 years. To the extent that operating results indicate the probability that the carrying values of such assets have been impaired, provisions for loss are recorded based upon the undiscounted cash flows of the acquired entity over the remaining amortization period.

  Noncompete and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

Professional Liability Insurance Claims

  Provisions for loss for professional liability risks are based upon actuari-ally determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

Minority Interests in Consolidated Entities

  The consolidated financial statements include all assets, liabilities, reve-nues and expenses of less than 100% owned entities controlled by Columbia/HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

  Generally, partnership agreements include provisions for the redemption of minority shareholder interests using specified valuation techniques.

Earnings per Common and Common Equivalent Share

  Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully di-luted earnings per common and common equivalent share are not presented be-cause such amounts approximate earnings per common and common equivalent share.

NOTE 2 -- MCA MERGER

  The MCA Merger was consummated on September 16, 1994. MCA was a national provider of alternative-site health care services through the operation of freestanding surgical centers and certain other outpatient ancillary facili-ties.

  In connection with the MCA Merger, all outstanding shares of MCA common stock were converted on a tax-free basis into approximately 21,093,600 shares of Columbia/HCA common stock (an exchange ratio of 0.7042 of a share of Columbia/HCA common stock for each share of MCA common stock). The following is a summary of the aggregate purchase price (dollars in millions, except per share data):

    Fair value of Columbia/HCA common stock ($42.25 per share) issued in exchange for all outstanding MCA common stock.......................  $891
    Fair value of options to purchase Columbia/HCA common stock issued in
     exchange for all outstanding options to purchase MCA common stock...    15
    Transaction costs....................................................     6
                                                                           ----
                                                                           $912
                                                                           ====

  The MCA Merger has been accounted for by the purchase method and, according-ly, the accounts of MCA have been consolidated with those of Columbia/HCA since September 1, 1994. The excess of the aggregate purchase price over the estimated fair value of net assets acquired (including property and equipment of $217 million) approximated $891 million.

NOTE 3 -- HCA MERGER

  The HCA Merger was completed on February 10, 1994. In connection with the HCA Merger, Columbia stockholders approved an amendment to Columbia's Certifi-cate of Incorporation changing the name of the corporation to "Columbia/HCA Healthcare Corporation". HCA was then merged into a wholly owned subsidiary of Columbia/HCA. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 166,846,000 shares of Columbia/HCA voting common stock and approximately 18,990,000 shares of Columbia/HCA nonvoting common stock, respectively (an exchange ratio of 1.05 shares of Columbia/HCA common stock for each share of HCA voting and non-voting common stock).

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 3 -- HCA MERGER (CONTINUED)

  The HCA Merger has been accounted for as a pooling of interests, and accord-ingly, the consolidated financial statements give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all pe-riods presented. The following is a summary of the results of operations of the separate entities for periods prior to the HCA Merger (dollars in mil-lions):

                                                        COLUMBIA  HCA   COMBINED
                                                        -------- ------ --------
One month ended January 31, 1994 (unaudited):
  Revenues.............................................  $  480  $  460 $   940
  Income from continuing operations....................      33      44      77
  Net income...........................................      33      44      77
1993:
  Revenues.............................................  $5,130  $5,122 $10,252
  Income from continuing operations....................     193     382     575
  Net income...........................................     139     368     507
1992:
  Revenues.............................................  $4,806  $5,126 $ 9,932
  Income from continuing operations....................     211      28     239
  Net income...........................................     137      28     165

NOTE 4 -- GALEN MERGER

  On August 31, 1993, the stockholders of both CHC and Galen approved the Ga-len Merger, effective as of September 1, 1993. In connection with the Galen Merger, CHC, a Nevada corporation, was merged into Columbia. Each CHC share of common stock was converted on a tax-free basis into one share of Columbia com-mon stock. Immediately subsequent thereto, a wholly owned subsidiary of Colum-bia was merged into Galen, at which time Galen became a wholly owned subsidi-ary of Columbia. In connection with this transaction, Columbia issued approxi-mately 123,830,000 shares of common stock in a tax-free exchange for all of the outstanding common shares of Galen (an exchange ratio of 0.775 of a share of Columbia common stock for each share of Galen common stock).

  The Galen Merger has been accounted for as a pooling of interests, and ac-cordingly, the consolidated financial statements give retroactive effect to the Galen Merger and include the combined operations of CHC and Galen for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Galen Merger (dollars in mil-lions):

                                                            CHC  GALEN  COMBINED
                                                            ---- ------ --------
Eight months ended August 31, 1993 (unaudited):
  Revenues................................................. $823 $2,600  $3,423
  Income from continuing operations........................   17    176     193
  Net income...............................................   17    192     209
1992:
  Revenues................................................. $819 $3,987  $4,806
  Income from continuing operations........................   26    185     211
  Net income...............................................   26    111     137

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 5 -- HEALTHTRUST MERGER

  On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with Healthtrust. The Healthtrust Merger was approved by the stockhold-ers of both companies on February 28, 1995 and is expected to be consummated in April 1995. Under the terms of the merger agreement, Healthtrust stockhold-ers will receive on a tax-free basis 0.88 of a share of Columbia/HCA common stock in exchange for each Healthtrust share held. At December 31, 1994, ap-proximately 90,896,000 shares of Healthtrust common stock were outstanding.

  The Healthtrust Merger remains conditioned upon the finalization of a con-sent agreement with the Federal Trade Commission and completion of final docu-mentation.

NOTE 6 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS

  Prior to the Galen Merger, Galen began operating its hospital business as an independent publicly held corporation on March 1, 1993 as a result of a tax-free spinoff transaction (the "Spinoff") by Humana Inc. ("Humana"), which re-tained its managed care health plan business. The Spinoff separated Humana's previously integrated hospital and managed care health plan businesses and was effected through the distribution of Galen common stock to then current Humana common stockholders on a one-for-one basis.

  For accounting purposes, because of the relative significance of the hospi-tal business, the pre-Spinoff consolidated financial statements of Galen (and now those of Columbia/HCA) include the separate results of Humana's hospital business, while the operations and net assets of Humana's managed care health plans have been classified as discontinued operations.

  In connection with the Spinoff, Galen entered into various agreements with Humana which were intended to facilitate orderly changes for both the hospital and managed care health plan businesses in a way which would be minimally dis-ruptive to each entity. Principal contracts are summarized below:

  Operations -- Certain former Galen hospitals will provide medical services to insureds of Humana for three years subsequent to the Spinoff. The contract includes, among other things, established payment rates for various inpatient and outpatient services and annual increases therein, and hospital utilization guarantees and related penalties. Contract rates associated with this business are comparable to other managed care plan contracts covering similar volumes.

  Liabilities and indemnification -- Each entity assumed liability for speci-fied claims. The entities will also share risks with respect to certain liti-gation and other contingencies, both identified and unknown.

  Income taxes -- Each entity entered into risk-sharing arrangements in con-nection with the ultimate resolution of various income tax disputes.

  Financing -- In January 1993 certain subsidiaries issued $250 million of notes payable to Humana, and paid to Humana $135 million in cash on March 1, 1993 which was financed principally through the issuance of commercial paper. The $250 million of notes were repaid in September 1993 in connection with the refinancing of certain long-term debt.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6 -- SPINOFF TRANSACTION AND DISCONTINUED OPERATIONS (CONTINUED)

  Administration -- These arrangements relate to leasing of certain adminis-trative facilities, division of information systems, employee benefit and stock option plans, and various administrative service arrangements.

  Revenues of the discontinued managed care health plan business (included in discontinued operations in the accompanying consolidated statement of income) were $523 million in 1993 and $2.9 billion in 1992.

NOTE 7 -- NON-RECURRING TRANSACTIONS

1994

  In the first quarter of 1994, the following pretax charges were recorded in connection with the HCA Merger (dollars in millions):

    Employee benefit and certain severance actions........................ $ 40
    Investment advisory and professional fees.............................   12
    Writedown of assets in connection with consolidation of duplicative
     facilities...........................................................   53
    Costs of information systems consolidations primarily related to the
     writedown of assets..................................................   42
    Other.................................................................   12
                                                                           ----
                                                                           $159
                                                                           ====

1993

  In the third quarter of 1993, the following pretax charges were recorded in connection with the Galen Merger (dollars in millions):

    Employee benefit and certain severance actions........................ $ 47
    Investment advisory and professional fees.............................   15
    Writedown of assets in connection with consolidation of duplicative
     facilities...........................................................   63
    Administrative facility asset writedowns and conversion costs associ-
     ated with the transaction............................................   16
    Provision for loss on planned sales of assets.........................   10
                                                                           ----
                                                                           $151
                                                                           ====

1992

  In the third quarter of 1992, a pretax charge of $394 million was recorded in connection with the planned divestiture of twenty-two psychiatric hospitals and the unrelated sale of two other facilities. The charge included the writedown to estimated net realizable value of the hospitals to be sold, a $231 million writeoff of permanently impaired cost in excess of net assets ac-quired, and the costs associated with the replacement of certain credit agree-ments.

  Income from continuing operations in 1992 also includes a pretax gain of $93 million on the sale of an investment in Healthtrust common stock.

  Income from continuing operations in 1992 includes $138 million of pretax charges incurred primarily in connection with the Spinoff, including a provi-sion for loss on the planned sale of

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7 -- NON-RECURRING TRANSACTIONS (CONTINUED)

hospitals, writedowns of assets in markets with significant declines in opera-tions, administrative facility asset writedowns and certain other costs asso-ciated with the separation of the hospital and health plan businesses. Non-recurring costs aggregating $171 million (before income taxes) incurred by Humana primarily in connection with the Spinoff are included in discontinued operations in 1992.

NOTE 8 -- OTHER BUSINESS COMBINATIONS

  During the past three years, Columbia/HCA has acquired various hospitals and related ancillary health care facilities (or controlling interests in such fa-cilities), all of which have been accounted for by the purchase method. Ac-cordingly, the aggregate purchase price of these transactions has been allo-cated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts of acquired entities since the respective ac-quisition dates.

  The following is a summary of acquisitions and joint ventures consummated during the last three years under the purchase method of accounting (excluding the MCA Merger) (dollars in millions):

                                                            1994   1993   1992
                                                            -----  -----  -----
Number of hospitals........................................     9      3     15
Number of licensed beds.................................... 2,535    903  2,345
Purchase price information:
  Fair value of assets acquired............................ $ 443  $ 164  $ 490
  Fair value of liabilities assumed........................   (55)   (48)  (279)
                                                            -----  -----  -----
    Net assets acquired....................................   388    116    211
  Issuance of common stock.................................     -      -   (119)
  Cash received from sale of certain acquired assets.......     -      -    (40)
  Net assets sold in exchange for acquired properties......   (45)     -      -
  Contributions from minority partners.....................  (124)   (28)    (1)
  Other....................................................    (6)    (9)   (15)
                                                            -----  -----  -----
    Net cash paid.......................................... $ 213  $  79  $  36
                                                            =====  =====  =====

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

  The purchase price paid in excess of the fair value of identifiable net as-sets of acquired entities included in the table above aggregated $100 million in 1994, $7 million in 1993 and $97 million in 1992.

  The pro forma effect of these acquisitions on Columbia/HCA's results of op-erations prior to consummation was not significant.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- PRO FORMA INFORMATION

  The following unaudited pro forma information reflects the combined operat-ing results of Columbia/HCA and MCA as if the MCA Merger had occurred at the beginning of the periods indicated (dollars in millions, except per share da-ta).

                                                                 1994    1993
                                                                ------- -------
  Revenues..................................................... $11,430 $10,684
  Income from continuing operations............................     768     569
  Net income...................................................     741     399
  Earnings per common and common equivalent share:
    Income from continuing operations..........................    2.10    1.55
    Net income.................................................    2.03    1.09

NOTE 10 -- INCOME TAXES

  Provision for income taxes consists of the following (dollars in millions):

                                                                 1994 1993  1992
                                                                 ---- ----  ----
Current:
  Federal....................................................... $400 $357  $232
  State.........................................................   71   69    34
                                                                 ---- ----  ----
                                                                  471  426   266
                                                                 ---- ----  ----
Deferred:
  Federal.......................................................   13  (36)   22
  State.........................................................    2    4     6
                                                                 ---- ----  ----
                                                                   15  (32)   28
                                                                 ---- ----  ----
                                                                 $486 $394  $294
                                                                 ==== ====  ====

  Reconciliation of federal statutory rate to effective income tax rate fol-lows:

                                                               1994  1993  1992
                                                               ----  ----  ----
Federal statutory rate........................................ 35.0% 35.0% 34.0%
State income taxes, net of federal income tax benefit.........  3.9   4.6   4.4
Merger costs..................................................  0.4   0.6     -
Costs in excess of net assets acquired........................  1.1   1.2  16.6
Tax exempt investment income.................................. (0.6) (0.9) (1.7)
Other items, net.............................................. (0.3)  0.1   1.8
                                                               ----  ----  ----
Effective income tax rate..................................... 39.5% 40.6% 55.1%
                                                               ====  ====  ====

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10 -- INCOME TAXES (CONTINUED)

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in millions):

                                                  1994               1993
                                           ------------------ ------------------
                                           ASSETS LIABILITIES ASSETS LIABILITIES
                                           ------ ----------- ------ -----------
Depreciation..............................  $  -     $591      $  -    $  766
Long-term debt............................     -       22         -        26
Professional liability risks..............   205        -       329         -
Doubtful accounts.........................    91        -        91         -
Property losses...........................    46        -        87         -
Cash basis................................     -       37         -        60
Compensation..............................    62        -        24         -
Capitalized leases........................    19        -        11         -
Other.....................................   305      286       215       167
                                            ----     ----      ----    ------
                                            $728     $936      $757    $1,019
                                            ====     ====      ====    ======

  Deferred income taxes totaling $271 million and $295 million at December 31, 1994 and 1993, respectively, are included in other current assets. Noncurrent deferred income taxes, included in deferred credits and other liabilities, to-taled $479 million and $557 million at December 31, 1994 and 1993, respective-ly.

  The Internal Revenue Service (the "IRS") has issued statutory notices of de-ficiency in connection with its examinations of HCA's federal income tax re-turns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court. In addition, the IRS has proposed certain adjustments in connection with its examinations of HCA's 1989 and 1990 federal income tax returns. The following is a discussion of the dis-puted items with respect to these years.

Method of Accounting

  For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Sub-sidiaries") reported taxable income primarily using the cash method of ac-counting. This method was prevalent within the hospital industry and the Sub-sidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately pre-vail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the ac-crual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $93 million in income taxes and $489 mil-lion in interest as of December 31, 1994.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10 -- INCOME TAXES (CONTINUED)

Hospital Acquisitions

  In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with as-certainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an addi-tional $122 million in income taxes and $175 million in interest as of Decem-ber 31, 1994.

Insurance Subsidiary

  Based on a Sixth Circuit Court of Appeals decision (the Court having juris-diction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actu-ally paid. HCA has claimed the additional deductions in its Tax Court peti-tions. Through December 31, 1994, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $120 million in interest in connection with this issue.

  As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to Healthtrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 fed-eral income tax return. The IRS has disallowed the deduction and is claiming an additional $4 million in income taxes and $17 million in interest. A final determination that the premiums are not deductible either when paid to Parthe-non or upon the sale of certain hospitals to Healthtrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

Healthtrust Sale

  In connection with its sale of certain Subsidiaries to Healthtrust in 1987 in exchange for cash, Healthtrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal Healthtrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its Healthtrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the Healthtrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $73 million through December 31, 1994.

  Also in connection with the 1987 sale of certain Subsidiaries to Healthtrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to Healthtrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS po-sition is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $81 million through December 31, 1994.

  In connection with the 1987 Healthtrust transactions, the IRS further as-serts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10 -- INCOME TAXES (CONTINUED)

recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the de-ferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $9 million of additional income taxes and $22 million of interest through December 31, 1994. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

Doubtful Accounts

  The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful ac-counts. For years 1987 and 1988, the IRS is asserting that HCA was not enti-tled to exclude from income amounts which are unlikely to be collected. Man-agement believes that such exclusions are permissible under an accrual method of accounting, and because HCA is a "service business" and not a "merchandis-ing business," it is entitled to a special exclusion provided to service busi-nesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion is inaccurate since it does not permit the exclusion in accor-dance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $104 million and interest of $62 million through December 31, 1994.

Leveraged Buy-out Expenses

  The IRS has asserted that no deduction is allowed for various expenses in-curred in connection with HCA's leveraged buy-out transaction in 1989, includ-ing the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Commit-tee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred af-ter the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible. If the IRS pre-vails on these issues, Columbia/HCA would owe income taxes of $104 million and interest of $39 million through December 31, 1994.

Other Issues

  Additional federal income tax issues primarily concern disputes over the de-preciable lives utilized by HCA for constructed hospital facilities, invest-ment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and for-eign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $38 million in income taxes and $20 million in interest through December 31, 1994 with respect to these issues.

  On March 24, 1994, Columbia/HCA made an advance payment to the IRS of ap-proximately $75 million in connection with certain disputed prior years income taxes and related interest. This payment did not have a material effect on 1994 earnings.

  In September 1994 Columbia/HCA presented its case in Tax Court for all is-sues other than the deductibility of insurance premiums paid to Parthenon (which was presented in November

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10 -- INCOME TAXES (CONTINUED)

1994). A Tax Court decision is expected in 1995. Resolution of disputed income tax issues by the Tax Court will not be affected by the Healthtrust Merger.

  Management believes that HCA had properly reported its income and paid its taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or finan-cial position of Columbia/HCA.

NOTE 11 -- PROFESSIONAL LIABILITY RISKS

  Columbia/HCA insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary and deductibles at certain hospitals, including expenses incident to claim settlements, were $84 million for 1994, $96 million for 1993 and $102 million for 1992. Amounts funded to the insurance subsidiary were $253 million for 1994 (including approximately $146 million of previously unfunded risks related to prior years), $62 million for 1993 and $55 million for 1992.

  Allowances for professional liability risks, included principally in de-ferred credits and other liabilities, were $852 million and $817 million at December 31, 1994 and 1993, respectively.

  As discussed in Note 1, Columbia/HCA adopted the provisions of SFAS 115 on December 31, 1993. Accordingly, common stockholders' equity was increased by $27 million (net of deferred income taxes) to reflect the net unrealized gain on investments (all held by the wholly owned insurance subsidiary) classified as available for sale. Prior to the adoption of SFAS 115, debt securities were recorded at amortized cost (which approximated fair value), while equity secu-rities were recorded at the lower of aggregate cost or fair value. The adop-tion of SFAS 115 had no effect on earnings in 1993.

  The provisions of SFAS 115 require that investments in debt and equity secu-rities be classified according to the following criteria:

  Trading account -- Assets held for resale in anticipation of short-term changes in market conditions are recorded at fair value and gains and losses, both realized and unrealized, are included in income. Columbia/HCA does not maintain a trading account portfolio.

  Held to maturity -- Certain debt securities of Columbia/HCA's professional liability insurance subsidiary are expected to be held to maturity as a result of management's intent and ability to do so. These investments are carried at amortized cost.

  Available for sale -- Debt and equity securities not classified as either trading securities or held to maturity are classified as available for sale and recorded at fair value. Unrealized gains and losses are excluded from in-come and recorded as a separate component of common stockholders' equity.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)

  A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                           1994
                               --------------------------------
                                    UNREALIZED AMOUNTS
                                    --------------------     FAIR
                               COST  GAINS      LOSSES      VALUE
                               ---- ---------  ---------   ---------
  Held to maturity:
    United States Government
     obligations.............. $  5 $       -   $       -  $  5
    Commercial paper..........  192         -           -   192
                               ---- ---------   ---------  ----
                                197         -           -   197
                               ---- ---------   ---------  ----
  Available for sale:
    Bonds:
      United States Govern-
       ment...................   38         -          (1)   37
      States and municipali-
       ties...................  360         3         (12)  351
      Mortgage-backed securi-
       ties...................   57         -          (3)   54
      Corporate and other.....   79         -          (3)   76
    Money market funds........   58         -           -    58
    Redeemable preferred
     stocks...................   16         -          (1)   15
                               ---- ---------   ---------  ----
                                608         3         (20)  591
                               ---- ---------   ---------  ----
    Equity securities:
      Adjustable rate pre-
       ferred stocks..........   29         1           -    30
      Common stocks...........  144        19          (8)  155
                               ---- ---------   ---------  ----
                                173        20          (8)  185
                               ---- ---------   ---------  ----
                               $978 $      23   $     (28)  973
                               ==== =========   =========
  Amounts classified as cur-
   rent assets................                              (85)
                                                           ----
  Investment carrying value...                             $888
                                                           ====
                                           1993
                               --------------------------------
                                    UNREALIZED AMOUNTS
                                    --------------------     FAIR
                               COST  GAINS      LOSSES      VALUE
                               ---- ---------  ---------   ---------
  Held to maturity:
    United States Government
     obligations.............. $ 44 $       -   $       -  $ 44
                               ---- ---------   ---------  ----
  Available for sale:
    Bonds:
      United States Govern-
       ment...................   19         1           -    20
      States and municipali-
       ties...................  372        16           -   388
      Mortgage-backed securi-
       ties...................   54         1           -    55
      Corporate and other.....   51         2          (1)   52
    Money market funds........   31         -           -    31
    Redeemable preferred
     stocks...................   17         1           -    18
                               ---- ---------   ---------  ----
                                544        21          (1)  564
                               ---- ---------   ---------  ----
    Equity securities:
      Adjustable rate pre-
       ferred stocks..........   13         1           -    14
      Common stocks...........  133        27          (4)  156
                               ---- ---------   ---------  ----
                                146        28          (4)  170
                               ---- ---------   ---------  ----
                               $734 $      49   $      (5)  778
                               ==== =========   =========
  Amounts classified as cur-
   rent assets................                              (78)
                                                           ----
  Investment carrying value...                             $700
                                                           ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 11 -- PROFESSIONAL LIABILITY RISKS (CONTINUED)

  The cost and estimated fair value of debt and equity securities at December 31, 1994 by contractual maturity are shown below (dollars in millions). Ex-pected and contractual maturities will differ because the issuers of certain securities may have the right to prepay or otherwise redeem such obligations without penalty.

                                                                           FAIR
                                                                      COST VALUE
                                                                      ---- -----
   Held to maturity:
     Due in one year or less......................................... $197 $197
                                                                      ---- ----
   Available for sale:
     Due in one year or less.........................................   95   95
     Due after one year through five years...........................  126  122
     Due after five years through ten years..........................  141  136
     Due after ten years.............................................  246  238
                                                                      ---- ----
                                                                       608  591
   Equity securities.................................................  173  185
                                                                      ---- ----
                                                                       781  776
                                                                      ---- ----
                                                                      $978 $973
                                                                      ==== ====

  The fair value of the subsidiary's investments is based generally on quoted market prices.

  The average life of the above investments (excluding common stocks) approxi-mated four years at December 31, 1994 and five years at December 31, 1993, and the tax equivalent yield on such investments averaged 8% for 1994 and 10% for 1993 and 1992. Tax equivalent yield is the rate earned on invested assets, ex-cluding unrealized gains and losses, adjusted for the benefit of nontaxable investment income.

  Sales of securities for the years ended December 31 are summarized below (dollars in millions):

                                                 1994               1993
                                           ------------------ ------------------
                                           TYPE OF SECURITY   TYPE OF SECURITY
                                           ------------------ ------------------
                                            DEBT     EQUITY    DEBT     EQUITY
                                           -------- --------- -------- ---------
   Cash proceeds.......................... $    134  $    98  $    185  $    106
   Gross realized gains...................        1       16         4        19
   Gross realized losses..................        2        5         -        10

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 -- LONG-TERM DEBT

Capitalization

  A summary of long-term debt at December 31 follows (dollars in millions):

                                                                   1994   1993
                                                                  ------ ------
Senior collateralized debt, 5% to 16% (rates generally fixed)
 payable in periodic installments through 2034................... $  203 $  211
Senior debt, 3.6% to 13.3% (rates generally fixed) payable in periodic installments through 2024..............................  1,522  1,158
Senior debt (floating rates averaging 6.7%) payable in periodic
 installments through 1997.......................................    299      -
Fixed rate note agreement (13% rate).............................      -    100
Commercial paper (floating rates averaging 6.3%).................  1,630    495
Commercial paper (rates fixed under interest rate agreements)....      -    380
Bank credit agreement (floating rates averaging 6.3%)............      3  1,172
Bank line of credit (floating rates averaging 6.3%)..............    149    100
Subordinated debt, 6.8% to 11.5% (rates generally fixed) payable
 in periodic installments through 2015...........................    124     82
                                                                  ------ ------
Total debt, average life of six years (rates averaging 7.5%).....  3,930  3,698
Amounts due within one year......................................     77    363
                                                                  ------ ------
Long-term debt................................................... $3,853 $3,335
                                                                  ====== ======

Credit Facilities

  Subject to consummation of the Healthtrust Merger, Columbia/HCA will amend its revolving credit agreements (the "Credit Facilities") from an aggregate amount of $2.25 billion to $3.75 billion. The Credit Facilities will comprise a $2 billion five-year revolving credit agreement and a $1.75 billion 364-day revolving credit agreement. The Credit Facilities will support Columbia/HCA's commercial paper programs and replace prior revolving credit agreements asso-ciated with Columbia/HCA ($2.25 billion) and Healthtrust ($1.2 billion). In-terest will be payable generally at either LIBOR plus .18% to .53% (depending on Columbia/HCA's credit rating), the prime lending rate or a competitive bid rate. The Credit Facilities will contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios.

Significant Financing Activities

1994

  During 1994 Columbia/HCA issued $175 million of 6.5% notes due 1999; $50 million of 7.6% notes due 2001; $50 million of 8.02% notes due 2002; $100 mil-lion of 8.13% notes due 2003; $150 million of 7.15% notes due 2004; $55 mil-lion of 8.05% notes due 2006; $150 million of 8.85% notes due 2007; and $150 million of 8.36% notes due 2024. Additionally, Columbia/HCA issued $100 mil-lion and $200 million of LIBOR-based notes with final maturities of 1996 and 1997, respectively.

  During 1994 a $40 million 9% subordinated mandatory convertible note due 1999 was converted into approximately 2.2 million shares of Columbia/HCA com-mon stock.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 12 -- LONG-TERM DEBT (CONTINUED)

1993

  During 1993 Columbia/HCA issued $150 million of 6.13% notes due 2000 and $150 million of 7.5% notes due 2023.

1992

  During 1992 Columbia/HCA sold $100 million face amount of 10.88% senior sub-ordinated notes due 2002 and $135 million face amount of 11.5% senior subordi-nated notes due 2002. In September 1993 $232 million face amount of these notes were retired through the completion of a tender offer.

  Proceeds from the public offering of 41,055,000 shares of voting common stock in 1992 were used to repay $352 million of debt outstanding under a bank credit agreement and redeem the 15.75% subordinated discount debentures and related interest aggregating $444 million.

  In connection with the acquisition of BAMI in 1992, Columbia/HCA assumed ap-proximately $140 million of long-term debt, including approximately $64 mil-lion of senior collateralized notes payable in quarterly installments through 1998 at interest rates ranging from 10.7% to 11.7%. In September 1993 Columbia/HCA effected the defeasance of these notes.

General Information

  Borrowings under the commercial paper programs are classified as long-term debt due to the credit available under the revolving credit agreements dis-cussed above and management's intention to refinance these borrowings on a long-term basis.

  Maturities of long-term debt in years 1996 through 1999 are $238 million, $264 million, $115 million and $213 million, respectively. Such amounts re-flect maturities of debt issued for refinancings through February 8, 1995 and, as to short-term debt classified as long-term, are based upon maturities of the revolving credit agreements. Approximately 5% of Columbia/HCA's property and equipment is pledged on senior collateralized debt.

  During the past three years Columbia/HCA has reduced interest costs and eliminated certain restrictive covenants by refinancing or prepaying high in-terest rate debt, primarily through the use of existing cash and cash equiva-lents and issuance of long-term debt, commercial paper and equity. Amounts re-financed or prepaid totaled $2.2 billion in 1994, $787 million in 1993 and $1 billion in 1992. After-tax losses from refinancing activities aggregated $115 million in 1994 ($.33 per share) and $84 million in 1993 ($.24 per share).

  The estimated fair value of Columbia/HCA's long-term debt was $3.9 billion and $4.1 billion at December 31, 1994 and 1993, respectively, compared to car-rying amounts aggregating $3.9 billion and $3.7 billion, respectively. The es-timate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt.

  At December 31, 1993, Columbia/HCA was a party to certain interest rate swap agreements covering $380 million of commercial paper classified as long-term debt. These transactions were consummated in prior years in connection with the refinancing of high-coupon debt with an average interest rate approximat-ing 13% and provided a cost-effective source of fixed rate financing averaging 7.9%. As part of the previously discussed refinancing of $2.2 billion of long-term debt

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 12 -- LONG-TERM DEBT (CONTINUED)

in 1994, Columbia/HCA terminated all of its interest rate agreements in ad-vance of their scheduled maturities. The after-tax loss on refinancing of long-term debt aggregating $115 million includes a loss of $13 million related to the termination of these agreements. At December 31, 1994, Columbia/HCA was not a party to any interest rate swap agreements. Subject to market conditions and certain other factors, Columbia/HCA may enter into similar arrangements in the future as a means of effecting fixed rate financing.

NOTE 13 -- LEASES

  Columbia/HCA leases real estate and equipment under cancelable and non-can-celable arrangements. Future minimum payments under non-cancelable operating leases follow (dollars in millions):

     1995.................................................................. $132
     1996..................................................................  101
     1997..................................................................   87
     1998..................................................................   72
     1999..................................................................   59
     Thereafter............................................................  160

  Rent expense aggregated $235 million, $196 million and $190 million for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTE 14 -- CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reim-bursements and deductions that continue to be claimed in current cost reports and tax returns.

  Management believes that allowances for loss have been provided to the ex-tent necessary and that its assessment of contingencies is reasonable. Manage-ment believes that resolution of contingencies will not materially affect Columbia/HCA's financial position or results of operations.

  Principal contingencies are described below:

    Revenues -- Certain third-party payments are subject to examination by agencies administering the programs. Columbia/HCA is contesting certain is-sues raised in audits of prior year cost reports.

    Professional liability risks -- Columbia/HCA has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements and expenses incident thereto may differ from the provi-sions for loss.

    Income taxes -- Columbia/HCA is contesting adjustments proposed by the IRS.

    Spinoff -- Certain subsidiaries of Columbia/HCA are parties to risk-shar-ing arrangements with Humana.

    Regulatory review -- Federal regulators are investigating certain finan-cial arrangements with physicians at two psychiatric hospitals.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 14 -- CONTINGENCIES (CONTINUED)

    Litigation -- Various suits and claims arising in the ordinary course of business are pending against Columbia/HCA.

    Columbia/HCA is a party to a class action lawsuit originally initiated against certain subsidiaries, directors and officers of MCA alleging viola-tion of various sections of the Securities Act of 1933 and Securities Ex-change Act of 1934 as well as various provisions of state law. The litiga-tion is generally based on claims that the defendants knew or should have known earlier than reported that MCA's earnings for the quarter ended Sep-tember 30, 1992 would be below analysts' published expectations and that the defendants made false and misleading statements concerning MCA's earn-ings prospects, leading to the subsequent loss in the value of MCA common stock. In December 1994 the litigation was tentatively settled for $60 mil-lion, subject to the approval of the court and a majority of the class mem-bers. This settlement will not have any impact on earnings since this amount was reflected in the purchase price allocation of the MCA Merger.

NOTE 15 -- CAPITAL STOCK

  The terms and conditions associated with each class of Columbia/HCA common stock are substantially identical except for voting rights. All nonvoting com-mon stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations. In addition, certain voting com-mon stockholders may convert their shares on a one-for-one basis into nonvot-ing common stock.

  The following shares of common stock were reserved at December 31, 1994 (amounts in thousands):

   Stock option plans.................................................... 35,905
   Retirement and savings plans..........................................  5,135
   Other.................................................................    690
                                                                          ------
                                                                          41,730
                                                                          ======

  Columbia/HCA has plans under which options to purchase common stock may be granted to officers, employees and directors. Generally options have been granted at not less than market price on the date of grant. Exercise provi-sions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending four to fifteen years after grant. Activ-ity in the plans is summarized below (share amounts in thousands):

                                                  SHARES UNDER   OPTION PRICE
                                                     OPTION       PER SHARE
                                                  ------------ ----------------
Balances, December 31, 1991......................    39,078    $ 0.22 to $25.71
  Granted........................................     3,950      0.60 to  22.62
  Conversion of BAMI stock options...............       466      3.18 to  11.59
  Exercised......................................   (22,998)     0.22 to  17.25
  Cancelled or lapsed............................    (7,399)     0.22 to  23.37
                                                    -------
Balances, December 31, 1992......................    13,097      0.22 to  25.71
  Granted........................................     1,660      0.60 to  33.38
  Exercised......................................    (4,018)     0.22 to  23.37
  Cancelled or lapsed............................      (709)     0.22 to  25.71
                                                    -------
Balances, December 31, 1993......................    10,030      0.22 to  33.38
  Granted........................................     5,156     36.88 to  43.38
  Conversion of MCA stock options................       938      5.64 to  57.16
  Exercised......................................    (1,774)     0.22 to  37.63
  Cancelled or lapsed............................    (1,531)     0.22 to  57.16
                                                    -------
Balances, December 31, 1994......................    12,819    $ 0.22 to $57.16
                                                    =======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15 -- CAPITAL STOCK (CONTINUED)

  At December 31, 1994, options for 4,003,900 shares were exercisable. Shares of common stock available for future grants were 23,086,000 at December 31, 1994 and 10,088,000 at December 31, 1993.

  In connection with the HCA Merger, Columbia/HCA stockholders voted to in-crease the aggregate number of authorized voting shares of common stock from 400 million to 800 million, and the number of authorized nonvoting common shares was established at 25 million. In addition, authorized shares of pre-ferred stock (none of which are outstanding) were increased from 10 million to 25 million.

  In connection with the Galen Merger, certain preferred stock purchase rights were redeemed which were previously issued to Galen common stockholders. The cost of this transaction was not significant. In addition, a stockholder rights plan was adopted upon consummation of the Galen Merger (similar to that of Galen) under which common stockholders have the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for certain percentages of Columbia/HCA's common stock. The rights will expire in 2003 un-less redeemed earlier by Columbia/HCA.

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

NOTE 16 -- EMPLOYEE BENEFIT PLANS

  Columbia/HCA maintains noncontributory defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's earned income and are vested over specified periods of em-ployee service. Retirement plan expense was $72 million for 1994, $97 million for 1993 and $102 million for 1992. Amounts equal to retirement plan expense are funded annually.

  Columbia/HCA maintains various contributory savings plans which are avail-able to employees who meet certain minimum requirements. Certain of the plans require that Columbia/HCA match 25% of a participant's contribution up to cer-tain maximum levels. The cost of these plans totaled $21 million for 1994, $20 million for 1993 and $19 million for 1992. Columbia/HCA contributions are funded periodically during the year.

NOTE 17 -- ACCRUED EXPENSES

  A summary of other accrued expenses at December 31 follows (dollars in mil-lions):

                                                                      1994 1993
                                                                      ---- ----
    Workers' compensation............................................ $126 $102
    Taxes other than income..........................................  153  143
    Professional liability risks.....................................  106   89
    Employee benefit plans...........................................  122  158
    Interest.........................................................  138  181
    Other............................................................  265  180
                                                                      ---- ----
                                                                      $910 $853
                                                                      ==== ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 18 -- FAIR VALUE INFORMATION

  A summary of fair value information at December 31 follows (dollars in mil-lions):

                                                      1994            1993
                                                 --------------- ---------------
                                                 CARRYING  FAIR  CARRYING  FAIR
                                                  VALUE   VALUE   VALUE   VALUE
                                                 -------- ------ -------- ------
Cash and cash equivalents (Note 1).............   $   13  $   13  $  224  $  224
Investments of professional liability insurance
 subsidiary (Note 11)..........................      978     973     734     778
Long-term debt, including amounts due within
 one year (Note 12)............................    3,930   3,873   3,698   4,091

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   1994
                                        ------------------------------------
                                        FIRST     SECOND    THIRD     FOURTH
                                        ------    ------    ------    ------
Revenues............................... $2,778    $2,689    $2,728    $2,937
Net income:
  Continuing operations (a)............    137       205       176       227
  Extraordinary loss on extinguishment
   of debt.............................    (92)        -       (23)        -
    Net income.........................     45       205       153       227
Per common share:
  Earnings:
    Continuing operations (a)..........    .40       .60       .50       .62
    Extraordinary loss on extinguish-
     ment of debt......................   (.27)        -      (.06)        -
      Net income.......................    .13       .60       .44       .62
  Cash dividends.......................    .03       .03       .03       .03
  Market prices (b):
    High...............................     45 1/4    43        44        43 3/4
    Low................................     33 1/4    36 1/2    38 1/4    33 1/2
                                                   1993
                                        ------------------------------------
                                        FIRST     SECOND    THIRD     FOURTH
                                        ------    ------    ------    ------
Revenues............................... $2,654    $2,536    $2,491    $2,571
Net income (loss):
  Continuing operations (c)............    205       166        28       176
  Discontinued operations..............     16         -         -         -
  Extraordinary loss on extinguishment
   of debt.............................      -         -       (84)        -
    Net income (loss)..................    221       166       (56)      176
Per common share:
  Earnings (loss):
    Continuing operations (c)..........    .61       .49       .08       .52
    Discontinued operations............    .04         -         -         -
    Extraordinary loss on extinguish-
     ment of debt......................      -         -      (.24)        -
      Net income (loss)................    .65       .49      (.16)      .52
  Cash dividends.......................      -         -       .03       .03
  Market prices (b):
    High...............................     24 1/2    27 3/4    31        33 7/8
    Low................................     16 1/4    19 1/4    25 3/8    27

--------
(a) First quarter results include $102 million ($.30 per share) of costs re-lated to the HCA Merger. See Note 7 of the Notes to Consolidated Financial Statements.
(b) Represents high and low sales prices of CHC common stock for periods prior to the Galen Merger and Columbia common stock prior to the HCA Merger. Columbia/HCA common stock is traded on the New York Stock Exchange (ticker symbol COL).
(c) Third quarter results include $98 million ($.29 per share) of costs re-lated to the Galen Merger. See Note 7 of the Notes to Consolidated Finan-cial Statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                              ADDITIONS
                                   BALANCE AT CHARGED TO              BALANCE
                                   BEGINNING  COSTS AND  DEDUCTIONS   AT END
                                   OF PERIOD   EXPENSES  OR PAYMENTS OF PERIOD
                                   ---------- ---------- ----------- ---------
Allowances for loss on accounts
 receivable:
  Year ended December 31, 1992....    $447       $515       $(487)     $475
  Year ended December 31, 1993....     475        542        (504)      513
  Year ended December 31, 1994....     513        628        (537)      604