Form 10-Q
period 1995-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1995-05-15
CIK 860730

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

                 Commission file number 1-11239

               COLUMBIA/HCA HEALTHCARE CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                        75-2497104
    (State or other jurisdiction of            (I.R.S.Employer
     incorporation or organization)            Identification No.)

           One Park Plaza
       Nashville, Tennessee                     37203
(Address of principal executive offices)      (Zip code)

                         (615) 327-9551
      (Registrant's telephone number, including area code)

        201 West Main Street, Louisville, Kentucky  40202
      (Former name, former address and former fiscal year,
                  if changed since last report)

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

                                                    Outstanding at
      Class of Common Stock                         April 30, 1995

Voting common stock, $.01 par value               428,818,500 shares
Nonvoting common stock, $.01 par value             14,119,000 shares

                            1 of 41



                        COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 March 31, 1995



                                                                          Page of
Part I:    Financial Information                                         Form 10-Q

Item 1.    Financial Statements
           Condensed Consolidated Statement of Income for the quarters ended March 31, 1995 and 1994 ................................  3

           Condensed Consolidated Balance Sheet March 31, 1995 and
              December 31, 1994 ...........................................   4

           Consolidated Statement of Cash Flows for the quarters ended
             March 31, 1995 and 1994 .....................................    5

           Notes to Condensed Consolidated Financial Statements...........    6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   10

Part II:   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders ............   17

Item 5.    Other Information - Supplemental Financial Statements ..........   18
           Supplemental Condensed Consolidated Statement of Income for
             the quarters ended March 31, 1995 and 1994 ...................   19

           Supplemental Condensed Consolidated Balance Sheet March 31,
             1995 and December 31, 1994 ...................................   20

           Supplemental Consolidated Statement of Cash Flows for the
             quarters ended March 31, 1995 and 1994........................   21

           Notes to Supplemental Condensed Consolidated Financial
             Statements ...................................................   22

           Supplemental Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................   27

Item 6.    Exhibits and Reports on Form 8-K ..............................    34
















                    COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
               For the quarters ended March 31, 1995 and 1994
                                 Unaudited
              (Dollars in millions, except per share amounts)


                                                                    1995    1994

Revenues  ..................................................... $  3,337 $ 2,778

Salaries, wages and benefits...................................    1,309   1,113
Supplies.......................................................      498     434
Other operating expenses ......................................      608     492
Provision for doubtful accounts ...............................      180     150
Depreciation and amortization .................................      177     144
Interest expense ..............................................       75      64
Investment income .............................................      (19)    (14)
Non-recurring transactions ....................................        -     159

                                                                   2,828   2,542

Income before minority interests and income taxes .............      509     236
Minority interests in earnings of consolidated entities .......       23       3

Income before income taxes ....................................      486     233
Provision for income taxes ....................................      194      96

Income before extraordinary item ..............................      292     137
Extraordinary loss on extinguishment of debt, net
  of income tax benefit .......................................        -     (92)

      Net income .............................................. $    292 $    45

Earnings per common and common equivalent share:
   Income before extraordinary item ........................... $    .80 $   .40
   Extraordinary loss on extinguishment of debt ...............        -    (.27)

      Net income .............................................. $    .80 $   .13

Cash dividends per common share ............................... $    .03 $   .03
Shares used in earnings per common and common equivalent
   share computation(000) .....................................  365,506 341,621













                         See accompanying notes.

                  COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              Unaudited
              (Dollars in millions, except per share amounts)


                                                               March 31,   December 31,
                                                                 1995         1994

ASSETS
Current assets:
      Cash and cash equivalents .............................. $    113     $    13
      Accounts receivable less allowance for loss of
         $669   March 31, 1995 and $604
         December 31, 1994 ...................................    1,978       1,747
      Inventories ............................................      299         285
      Other ..................................................      477         505

                                                                  2,867       2,550

Property and equipment, at cost ..............................   10,140       9,573
Accumulated depreciation .....................................   (3,331)     (3,190)

                                                                  6,809       6,383

Investments of professional liability insurance subsidiary ...      882         888
Intangible assets ............................................    2,354       2,269
Other ........................................................      432         249


                                                               $ 13,344   $  12,339


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ....................................... $    541   $     503
      Salaries, wages and other compensation .................      305         277
      Other accrued expenses .................................      797         910
      Income taxes ...........................................      140           -
      Long-term debt due within one year .....................      176          77

                                                                  1,959       1,767

Long-term debt ...............................................    4,263       3,853
Deferred credits and other liabilities .......................    1,434       1,439
Minority interests in equity of consolidated entities ........      360         258

Common stockholders' equity:
      Common stock, $.01 par; authorized 800,000,000 voting
         shares and 25,000,000 nonvoting shares; issued and
         outstanding 348,284,200 voting shares and 14,119,000
         nonvoting shares   March 31, 1995 and 347,849,200
         voting shares and 14,119,000 nonvoting shares
         December 31, 1994 ...................................        4           4
      Other ..................................................    5,324       5,018

                                                                  5,328       5,022

                                                              $  13,344   $  12,339





                           See accompanying notes.

                       COLUMBIA/HCA HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the quarters ended March 31, 1995 and 1994
                                 Unaudited
                           (Dollars in millions)
                                                                          1995      1994

Cash flows from operating activities:
   Net income ......................................................   $     292   $   45
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Non-recurring transactions ...................................           -      159
      Depreciation and amortization ................................         177      144
      Deferred income taxes ........................................         (13)     (64)
      Change in operating assets and liabilities:
         Increase in accounts receivable ...........................        (147)     (35)
         Increase in inventories and other assets ..................         (30)     (53)
         Increase in income taxes ..................................         198       64
         Decrease in other liabilities .............................         (86)     (55)
      Extraordinary loss on extinguishment of debt .................           -      149
      Other ........................................................          28       13

         Net cash provided by operating activities .................         419      367


Cash flows from investing activities:
   Purchase of property and equipment. .............................        (266)    (214)
   Acquisition of hospitals and health care facilities .............        (320)    (114)
   Disposition of property and equipment ...........................           9       62
   Change in investments ...........................................        (137)     (12)
   Other ...........................................................         (74)     (64)

         Net cash used in investing activities .....................        (788)    (342)


Cash flows from financing activities:
   Issuance of long-term debt ......................................         310      325
   Net changes in commercial paper borrowings and lines of credit ..         203    1,461
   Repayment of long-term debt .....................................         (21)  (1,954)
   Payment of cash dividends........................................         (10)      (5)
   Issuance of common stock ........................................           3       11
   Other............................................................         (16)      22

         Net cash provided by (used in) financing activities .......         469     (140)


Change in cash and cash equivalents ................................         100     (115)
Cash and cash equivalents at beginning of period ...................          13      224

Cash and cash equivalents at end of period .........................     $   113   $  109

Interest payments ..................................................     $    67   $  106
Income tax payments, net of refunds ................................          11       38







                           See accompanying notes.

              COLUMBIA/HCA HEALTHCARE CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Unaudited


NOTE 1   BASIS OF PRESENTATION

   Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corporation that operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries, (ii) joint ventures or
(iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the mangaing general partner.

   The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports filed on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Columbia/HCA for the year ended December 31, 1994 filed on Form 10-K with the Securities and Exchange Commission.

   The financial information has been prepared in accordance with Columbia/HCA's customary accounting practices and has not been audited. Management believes that the financial information presented reflects all adjustments necessary for a fair statement of interim results.

   On September 16, 1994, Columbia/HCA completed a merger transaction with Medical Care America, Inc. ("MCA")(the "MCA Merger"). The MCA Merger and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of Columbia/HCA since the acquisition of controlling interest.

   On February 10, 1994, Columbia Healthcare Corporation ("Columbia") merged with HCA Hospital Corporation of America ("HCA")(the "HCA Merger") to form Columbia/HCA. For accounting purposes, the HCA Merger has been treated as a pooling of interests. Accordingly, these condensed consolidated financial statements give retroactive effect to the merger and include the combined operations of the respective former entities for all periods presented.

   On April 24, 1995, Columbia/HCA consummated a merger with Healthtrust,
Inc. The Hospital Company ("Healthtrust")(the "Healthtrust Merger").
Although the Healthtrust Merger will be treated as a pooling of interests for accounting purposes, the accompanying condensed consolidated financial statements do not give retroactive effect to this transaction. See Note 4 for a description of the Healthtrust Merger.

NOTE 2   EARNINGS PER SHARE

   Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully diluted earnings per common and common equivalent share are not presented because such amounts approximate earnings per common and common equivalent share.

NOTE 3   PRO FORMA INFORMATION

   The following unaudited pro forma information reflects the combined operating results of Columbia/HCA and MCA as if the MCA Merger has occurred on January 1, 1994 (dollars in millions, except per share data):

                                                          Quarter Ended
                                                         March 31, 1994
 Revenues ...........................................       $  2,886
 Income before extraordinary item ...................            146
 Net income .........................................            141
 Earnings per common and common equivalent share:
   Income before extraordinary item .................            .40
   Net income .......................................            .39





              COLUMBIA/HCA HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 4   HEALTHTRUST MERGER

        On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with Healthtrust. This transaction was completed on April 24, 1995. Shares of Healthtrust common stock were converted on a tax-free basis into approximately 80,411,800 shares of Columbia/HCA voting common stock (an exchange ratio of 0.88 of a share of Columbia/HCA common stock for each share of Healthtrust common stock).

        The accompanying condensed consolidated financial statements do not give retroactive effect to the Healthtrust Merger, which will be accounted for as a pooling of interests. See the supplemental condensed consolidated financial statements included elsewhere herein for additional information regarding the Healthtrust Merger.

NOTE 5   OTHER BUSINESS COMBINATIONS

        The following is a summary of acquisitions and joint ventures consummated during the respective three month periods (dollars in millions):

                                                     1995     1994
Number of hospitals .............................       7        4


Number of licensed beds .........................   1,459    1,264
Purchase price information:
   Fair value of assets acquired ................ $   463  $   192
   Liabilities assumed ..........................     (48)     (31)

      Net assets acquired .......................     415      161
   Contributions from minority partners .........     (94)     (47)
   Net cash acquired ............................      (1)       -

            Net cash paid for acquisitions ...... $   320  $   114

NOTE 6   INCOME TAXES

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

   Method of Accounting

         For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986
Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claims that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $93 million in income taxes and $506 million in interest as of March 31, 1995.

              COLUMBIA/HCA HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 6 - INCOME TAXES (Continued)

   Hospital Acquisitions

         In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $122 million in income taxes and $185 million in interest as of March 31, 1995.

   Insurance Subsidiary

            Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through March 31, 1995, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $123 million in interest in connection with this issue.

        As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to Healthtrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $4 million in income taxes and $18 million in interest as of March 31, 1995. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to Healthtrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

  Healthtrust Sale

        In connection with its sale of certain Subsidiaries to Healthtrust in 1987 in exchange for cash, Healthtrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal Healthtrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its Healthtrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the Healthtrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $74 million through March 31, 1995.

            Also in connection with the 1987 sale of certain Subsidiaries to Healthtrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to Healthtrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $85 million through March 31, 1995.

       In connection with the 1987 Healthtrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $9 million of additional income taxes and $23 million of interest through March 31, 1995. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.



              COLUMBIA/HCA HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 6   INCOME TAXES (Continued)

   Doubtful Accounts

            The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business", it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion proposed by the IRS is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $104 million and interest of $66 million through March 31, 1995.

   Leveraged Buy-out Expenses

       The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible. If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $95 million and interest of $38 million through March 31, 1995.

 Other Issues

         Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $38 million in income taxes and $22 million in interest through March 31, 1995.

         On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior years income taxes and related interest. This payment did not have a material effect on 1994 earnings.

         In September 1994, Columbia/HCA presented its case in Tax Court for all issues other than the deductibility of insurance premiums paid to Parthenon (which was presented in November 1994). A Tax Court decision is expected in 1995. Resolution of disputed income tax issues by the Tax Court will not be affected by the merger with Healthtrust.

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








        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background Information and Business Strategy

   MCA Merger

        The MCA Merger was completed in September 1994. As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the MCA
Merger was accounted for by the purchase method, and accordingly, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis include the operations of MCA since September 1, 1994.

   HCA Merger

        As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the HCA Merger was completed in February 1994.
For accounting purposes, this transaction was treated as a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented.

   Healthtrust Merger

        On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with Healthtrust. This transaction was completed on April 24, 1995. Although the Healthtrust Merger will be treated as a pooling of interests for accounting purposes, the accompanying condensed consolidated financial statements and financial and operating data included in this discussion and analysis do not include the retroactive effect of the Healthtrust Merger. See the Supplemental Condensed Consolidated Financial Statements of Columbia/HCA (which include the retroactive effect of the Healthtrust Merger) included herein for further information.

   Business Strategy

        Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA's business strategy centers on the development of comprehensive, integrated healthcare delivery networks with physicians and other healthcare providers in targeted markets, which typically involves significant health care facility acquisitions and consolidation activities.

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

        In response to changes in the health care industry, Columbia/HCA has developed the following strategy to provide the highest quality health care services at the lowest possible cost:

        Become a significant provider of services   Columbia/HCA attempts to
(i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

        Provide a comprehensive range of services   In addition to the
operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Background Information and Business Strategy (Continued)

        Deliver high quality services   Through the use of clinical
information systems and continuous quality enhancement programs, Columbia/HCA focuses on patient outcomes and strives to continuously improve the quality of care and services provided to patients.

        Integrate fragmented delivery systems   Through its networks,
Columbia/HCA focuses on coordinating pricing, contracting, information systems, economic incentives and quality assurance activities among providers in each market.

























        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

        The following is a summary of operations before extraordinary item for the quarters ended March 31, 1995 and 1994 (dollars in millions, except per share amounts).


                                                  1995                      1994
                                                 Amount       Ratio          Amount    Ratio
Revenues .......................................$ 3,337       100.0          $ 2,778   100.0

Salaries, wages and benefits ...................  1,309        39.2            1,113    40.1
Supplies .......................................    498        14.9              434    15.6
Other operating expenses .......................    608        18.3              492    17.7
Provision for doubtful accounts ................    180         5.4              150     5.4
Investment income ..............................    (19)       (0.6)             (14)   (0.5)

                                                  2,576        77.2            2,175    78.3

EBDITA (a)......................................    761        22.8              603    21.7
Depreciation and amortization ..................    177         5.4              144     5.2
Interest expense ...............................     75         2.2               64     2.3
Non-recurring transactions .....................      -           -              159     5.7

Income before minority interests and income
  taxes ........................................    509        15.2              236     8.5
Minority interests .............................     23         0.6                3     0.1

Income before income taxes .....................    486        14.6              233     8.4
Provision for income taxes .....................    194         5.9               96     3.5

Income before extraordinary item ............... $  292         8.7           $  137     4.9

Earnings per common and common equivalent share:
   Excluding non-recurring transactions ........ $  .80                       $  .70
   Non-recurring transactions ..................      -                         (.30)

   Income before extraordinary item ............ $  .80                       $  .40

% changes from prior year:
   Revenues ....................................   20.1
   EBDITA ......................................   26.2
   Income before income taxes ..................  108.6
   Income before extraordinary item ............  113.5
   Earnings per common and common
      equivalent share .........................  100.0
Other information excluding the effect of
   non-recurring transactions:
   Income before income taxes .................. $  486       14.6            $  392    14.1
   Income before extraordinary item ............    292        8.7               239     8.6
   % changes from prior year:
         Income before income taxes ............   23.9
         Income before extraordinary item ......   22.0
         Earnings per common and common
            equivalent share ...................   14.3

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

   Revenues increased 20% to $3.3 billion in the first quarter of 1995 compared to the same period last year, primarily as a result of acquisitions, growth in inpatient and outpatient volumes and price increases. On a same-hospital basis, first quarter 1995 admissions increased 5.1% and outpatient visits increased 109.5% from a year ago. The increase in outpatient visits is primarily a result of expanding home health and other outpatient ancillary services.

   Income before income taxes increased to $486 million in 1995 from $233 million in 1994 and pretax margins increased to 14.6% in 1995 from 8.4% in 1994. Excluding the effect of non-recurring charges in the first quarter of 1994, income before taxes increased 23.9% to $486 million in 1995 from $392 million in 1994 and pretax margins increased to 14.6% in 1995 from 14.1% in 1994. The improvement in pretax income was primarily attributable to growth in revenues. In addition, pretax margins also increased due to improvements in staffing levels and increased discounts on medical supplies. Salaries, wages and benefits increased approximately 18% and declined as a percentage of revenues to 39.2% in 1995 from 40.1% in 1994, while supply costs increased approximately 15% and declined as a percentage of revenues to 14.9% in 1995 compared to 15.6% in 1994.

   Income before extraordinary item increased 113% to $292 million ($.80 per share) in the first quarter of 1995 compared to $137 million ($.40 per share) in 1994. Excluding the effects of non-recurring charges, income before extraordinary item increased 22% to $292 million ($.80 per share) in 1995 compared to $239 million ($.70 per share) in 1994.

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

   In connection with the HCA Merger, substantial amounts of high-coupon long-term debt have been refinanced to reduce future interest expense and eliminate certain restrictive covenants. In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of long-term debt resulting in an after-tax loss of $92 million or $.27 per share.

Liquidity

   Cash provided by continuing operations totaled $419 million for the three months ended March 31, 1995 compared to $367 million last year. Cash flows in 1994 were reduced in connection with a $75 million the payment to the IRS related to disputed prior year income taxes and interest. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to finance acquisitions.
Working capital totaled $908 million at March 31, 1995 compared to $783 million at December 31, 1994. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

   A substantial portion of the non-recurring transactions recorded in the first quarter of 1994 comprises the writedown of recorded assets and, accordingly, these transactions did not have a material adverse effect on cash flows from continuing operations in 1994.

   Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $997 million at March 31, 1995 and $973 million at December 31, 1994.

   Columbia/HCA's ratio of earnings to fixed charges was 5.92 and 3.82 for the three months ended March 31, 1995 and 1994, respectively.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources

   Excluding acquisitions, capital expenditures totaled $266 million for the three months ended March 31, 1995 compared to $214 million for the same period in 1994. Planned capital expenditures in 1995 (excluding acquisitions) are expected to exceed $1 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

   Columbia/HCA also expended $320 million and $114 million for acquisitions and joint ventures during the respective first quarters of 1995 and 1994. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

   Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At March 31, 1995, there were projects under construction which had an estimated additional cost to complete of approximately $316 million.

   As part of the Healthtrust Merger, Columbia/HCA amended its revolving credit agreement from an aggregate amount of $2.25 billion to $3.75 billion. In addition, Columbia/HCA is refinancing approximately $1 billion of Healthtrust long-term debt and all outstanding borrowings under the Healthtrust $1.2 billion bank credit agreement. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's second quarter net income by approximately $70 million.

Other Information

   As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating approximately $1.5 billion at March 31, 1995 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

   Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

   Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at March 31, 1995.








        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Operating Data
                                                      1995        1994
Number of hospitals in operation at:
   March 31 .......................................    201         196
   June 30 ........................................                196
   September 30 ...................................                195
   December 31 ....................................                195


Number of free-standing outpatient surgical centers
  in operation at:
   March 31 .......................................    111           6
   June 30 ........................................                  6
   September 30 ...................................                103
   December 31 ....................................                104


Licensed hospital beds at:
   March 31 ....................................... 45,141      43,171
   June 30 ........................................             43,092
   September 30 ...................................             43,669
   December 31 ....................................             43,670


Weighted average hospital bed capacity:
   Quarter:
      First ....................................... 43,777      41,955
      Second ......................................             42,237
      Third .......................................             42,456
      Fourth ......................................             42,780
   Year ...........................................             42,357


Average daily census:
   Quarter:
      First ....................................... 21,246      20,341
      Second ......................................             18,272
      Third .......................................             17,445
      Fourth ......................................             18,076
   Year ...........................................             18,524


Admissions:
   Quarter:
      First .......................................339,600     309,800
      Second ......................................            292,300
      Third .......................................            288,400
      Fourth ......................................            298,900
   Year ...........................................          1,189,400









        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Operating Data
                                                         1995           1994
Length of stay:
   Quarter:
      First ......................................        5.6            5.9
      Second .....................................                       5.7
      Third ......................................                       5.6
      Fourth .....................................                       5.6
   Year ..........................................                       5.7


Outpatient visits:
   Quarter:
      First ......................................  3,342,600      1,522,500
      Second .....................................                 1,766,400
      Third ......................................                 2,073,600
      Fourth .....................................                 2,589,100
   Year ..........................................                 7,951,600


Surgery cases:
   Quarter:
      First ......................................    363,900        220,700
      Second .....................................                   224,700
      Third ......................................                   253,000
      Fourth .....................................                   329,600
   Year ..........................................                 1,028,000


Emergency room visits:
   Quarter:
      First .....................................     856,400        788,300
      Second ....................................                    816,300
      Third .....................................                    811,100
      Fourth ....................................                    799,800
   Year .........................................                  3,215,500





















Part II.  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders.

    Special meetings of the stockholders of Columbia/HCA and Healthtrust were both held on February 28, 1995 in Nashville, Tennessee. The purpose of the meetings was to approve the Healthtrust Merger and related matters. The results of the stockholder votes follows:

    Columbia/HCA - The agreement related to the Healthtrust Merger was approved with 285,364,028 affirmative votes, 944,499 negative votes and 375,155 abstentions. A second proposal to increase the size of the Board of Directors from 15 to 18 members to accommodate the addition of three Healthtrust nominees as directors was approved with 281,487,973 affirmative votes, 3,931,018 negative votes and 1,264,691 abstentions.

    Healthtrust - The agreement related to the Healthtrust Merger was approved with 53,813,484 affirmative votes, 746,505 negative votes and 494,631 abstentions.





















Item 5:  Other Information.
                                 Merger

    On October 4, 1994, Columbia/HCA Healthcare Corporation ("Columbia/HCA"), a wholly owned subsidiary of Columbia/HCA ("Columbia Sub") and Healthtrust, Inc. - The Hospital Company ("Healthtrust") executed an Agreement and Plan of Merger, pursuant to which, among other things,(i) Columbia Sub would be merged with and into Healthtrust (the "Healthtrust Merger") and (ii) each stockholder of Healthtrust would receive for each share of Healthtrust common stock held as of the consummation date of the Healthtrust Merger 0.88 of a share of Columbia/HCA common stock. On February 28, 1995, the stockholders of both Columbia/HCA and Healthtrust voted to approve the Healthtrust Merger.
The Healthtrust Merger was consummated on April 24, 1995.

    For accounting purposes, the Healthtrust Merger has been treated as a pooling of interests. Accordingly, the accompanying supplemental condensed consolidated financial statements and supplemental management's discussion and analysis for the quarters ended March 31, 1995 and 1994 give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented. In addition, the historical financial information related to Healthtrust (which prior to the Healthtrust Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

    The accompanying supplmental condensed financial information does not extend through the date of consummation of the Healthtrust Merger; however, such information will become the historical consolidated financial information of Columbia/HCA after the financial statements including the date of consummation of the Healthtrust merger are issued.





















                   COLUMBIA/HCA HEALTHCARE CORPORATION
         SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF INCOME
             For the quarters ended March 31, 1995 and 1994
                                Unaudited
             (Dollars in millions, except per share amounts)

                                                       1995                  1994

Revenues ........................................   $  4,380               $3,432
Salaries, wages and benefits ....................      1,738                1,374
Supplies ........................................        635                  525
Other operating expenses ........................        812                  612
Provision for doubtful accounts .................        241                  193
Depreciation and amortization ...................        233                  178
Interest expense ................................        115                   85
Investment income ...............................        (21)                 (16)
Non-recurring transactions ......................          -                  159

                                                       3,753                3,110

Income before minority interests and income
  taxes .........................................        627                  322
Minority interests in earnings of consolidated
  entities ......................................         25                    6

Income before income taxes ......................        602                  316
Provision for income taxes ......................        244                  129

Income before extraordinary item ................        358                  187
Extraordinary loss on extinguishment of debt,
  net of income tax benefit .....................          -                  (92)

      Net income ................................   $    358            $      95

Earnings per common and common equivalent share:
   Income before extraordinary item .............   $    .80            $     .45
   Extraordinary loss on extinguishment of debt .          -                 (.22)

      Net income ...............................    $    .80            $     .23

Cash dividends per common share ................    $    .03            $     .03
Shares used in earnings per common and common
  equivalent share computation(000) ............     447,446              416,477








                         See accompanying notes.

                           COLUMBIA/HCA HEALTHCARE CORPORATION
                     SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                      Unaudited
                     (Dollars in millions, except per share amounts)


                                                             March 31,  December 31,
                                                                1995       1994

ASSETS
Current assets:
      Cash and cash equivalents .............................$    168  $      68
      Accounts receivable less allowance for loss of
         $849   March 31, 1995 and $784   December
         31, 1994 ...........................................   2,592      2,346
      Inventories ...........................................     391        373
      Other .................................................     573        560

                                                                3,724      3,347

Property and equipment, at cost .............................  13,278     12,613
Accumulated depreciation ....................................  (4,174)    (3,987)

                                                                9,104      8,626

Investments of professional liability insurance subsidiary ..     882        888
Intangible assets ...........................................   3,107      3,058
Other .......................................................     570        359

                                                             $ 17,387  $  16,278


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..................................... $    670  $     609
      Salaries, wages and other compensation ...............      452        391
      Other accrued expenses ...............................      954      1,131
      Income taxes .........................................      180          -
      Long-term debt due within one year ...................      226        124

                                                                2,482      2,255

Long-term debt .............................................    5,952      5,548
Deferred credits and other liabilities .....................    2,102      2,107
Minority interests in equity of consolidated entities ......      380        278

Common stockholders' equity:
      Common stock, $.01 par; authorized 800,000,000
       voting shares and 25,000,000 nonvoting shares;
       issued and outstanding 428,644,800 voting shares
       and 14,119,000 nonvoting shares   March 31, 1995
       and 427,837,300 voting shares and 14,119,000
       nonvoting shares   December 31, 1994 .................       4          4
      Other .................................................   6,467      6,086

                                                                6,471      6,090

                                                             $ 17,387  $  16,278






                        See accompanying notes.

                COLUMBIA/HCA HEALTHCARE CORPORATION
          SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS
            For the quarters ended March 31, 1995 and 1994
                           Unaudited
                      (Dollars in millions)


                                                                1995       1994

Cash flows from operating activities:
   Net income ................................................$   358  $    95
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Non-recurring transactions .............................      -      159
      Depreciation and amortization ..........................    233      178
      Deferred income taxes ..................................    (13)     (48)
      Change in operating assets and liabilities:
         Increase in accounts receivable .....................   (165)     (23)
         Increase in inventories and other assets ............    (28)     (56)
         Increase in income taxes ............................    195       52
         Decrease in other liabilities .......................    (87)     (21)
      Extraordinary loss on extinguishment of debt ...........      -      149
      Other ..................................................     30       19

         Net cash provided by operating activities ...........    523      504


Cash flows from investing activities:
   Purchase of property and equipment ........................   (346)    (261)
   Acquisition of hospitals and health care facilities .......   (335)    (114)
   Disposition of property and equipment .....................     10       63
   Change in investments .....................................   (137)     (12)
   Other .....................................................    (74)     (63)

         Net cash used in investing activities ...............   (882)    (387)


Cash flows from financing activities:
   Issuance of long-term debt ................................    310      377
   Net changes in commercial paper borrowings and lines
    of credit ................................................    203    1,461
   Repayment of long-term debt ...............................    (31)  (1,971)
   Payment of cash dividends .................................    (10)      (5)
   Issuance of common stock ..................................      4       12
   Other .....................................................    (17)      21

         Net cash provided by (used) in financing activities .    459     (105)


Change in cash and cash equivalents ..........................    100       12
Cash and cash equivalents at beginning of period .............     68      348

Cash and cash equivalents at end of period ................... $  168   $  360

Interest payments ............................................ $   96   $  123
Income tax payments, net of refunds ..........................     65       52






                         See accompanying notes.

              COLUMBIA/HCA HEALTHCARE CORPORATION
         NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
                     FINANCIAL STATEMENTS
                           Unaudited


NOTE 1   BASIS OF PRESENTATION

     Columbia/HCA Healthcare Corporation ("Columbia/HCA") is a Delaware corporation that operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general parnter.

     The accompanying supplemental condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports. Accordingly, these financial statements should be read in conjunction with the audited supplemental consolidated financial statements of Columbia/HCA for the year ended December 31, 1994 filed on Form 8-K with the Securities and Exchange Commission.

     The financial information has been prepared in accordance with Columbia/HCA's customary accounting practices and has not been audited. Management believes that the financial information presented reflects all adjustments necessary for a fair statement of interim results.

     On April 24, 1995, Columbia/HCA consummated a merger with
Healthtrust, Inc. The Hospital Company ("Healthtrust")(the "Healthtrust Merger"). See Note 3 for a description of the Healthtrust Merger.

     On September 16, 1994, Columbia/HCA completed a merger transaction with Medical Care America, Inc. ("MCA")(the "MCA Merger") and on May 5, 1994, Columbia/HCA completed a merger transaction with EPIC Holdings, Inc. ("EPIC")(the "EPIC Merger"). The MCA and EPIC Mergers and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of Columbia/HCA since the acquisition of controlling interest.

     On February 10, 1994, Columbia Healthcare Corporation ("Columbia") merged with HCA Hospital Corporation of America ("HCA")(the "HCA Merger") to form Columbia/HCA.

     For accounting purposes, the HCA and Healthtrust Mergers have been treated as a pooling of interests. Accordingly, the accompanying supplemental condensed consolidated financial statements give retroactive effect to these transactions and include the combined operations of the respective former entities for all periods presented. In addition, the historical financial information related to Healthtrust (which prior to the Healthtrust Merger was reported on a fiscal year ending August 31) has been recast to conform to Columbia/HCA's annual reporting period ending December 31.

     Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. The supplemental condensed consolidated financial statements do not extend through the consummation date of the Healthtrust Merger; however, they will become the historical consolidated financial statements of Columbia/HCA after the financial statements including the consummation date of the Healthtrust Merger are issued.

NOTE 2   EARNINGS PER SHARE

     Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully diluted earnings per common and common equivalent share are not presented because such amounts approximate earnings per common and common equivalent share.










              COLUMBIA/HCA HEALTHCARE CORPORATION
         NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 3   HEALTHTRUST MERGER

     On October 4, 1994, Columbia/HCA entered into a definitive agreement to merge with Healthtrust. This transaction was approved by the stockholders of both companies on February 28, 1995 and was consummated on April 24, 1995. Shares of Healthtrust common stock were converted on a tax-free basis into approximately 80,411,800 shares of Columbia/HCA voting common stock (an exchange ratio of 0.88 of a share of Columbia/HCA common stock for each share of Healthtrust common stock).

     The Healthtrust Merger has been accounted for as a pooling of interests, and accordingly, the supplemental condensed consolidated financial statements give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented. The following is a summary of the results of operations of the separate entities for the periods prior to the Healthtrust Merger (dollars in millions):

                                         Columbia/HCA     Healthtrust    Combined
Three months ended March 31, 1995:
     Revenues ...........................  $  3,337          $1,043        $4,380
     Net income .........................       292              66           358

Three months ended March 31, 1994:
     Revenues ...........................  $  2,778            $659        $3,432(a)
      Net income                                 45              50            95


(a) Includes $5 million pooling adjustment to eliminate data center fees charged by Columbia/HCA to Healthtrust.

NOTE 4   OTHER BUSINESS COMBINATIONS

     The following is a summary of acquisitions and joint ventures consummated during the respective three month periods (dollars in millions):
                                                          1995      1994
 Number of hospitals .................................       8        4
 Number of licensed beds .............................   1,654    1,264
 Purchase price information:
   Fair value of assets acquired .....................  $  488  $   192
   Liabilities assumed ...............................     (58)     (31)

      Net assets acquired ............................     430      161
   Contributions from minority partners ..............     (94)     (47)
   Net cash acquired .................................      (1)       -

            Net cash paid for acquisitions ...........  $  335  $   114


NOTE 5   PRO FORMA INFORMATION

     The following unaudited pro forma information reflects the combined operating results of Columbia/HCA, MCA and EPIC as if the MCA and EPIC Mergers occurred on January 1, 1994 (dollars in millions, except per share data):



                                                      Quarter Ended
                                                      March 31, 1994

Revenues .............................................. $   3,827
Income before extraordinary item ......................       199
Net income ............................................       194
Earnings per common and common equivalent share:
   Income before extraordinary item ...................       .45
   Net income .........................................       .44

              COLUMBIA/HCA HEALTHCARE CORPORATION
         NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 6 INCOME TAXES

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

   Method of Accounting

       For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claims that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income taxes since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $68 million in income taxes and $495 million in interest as of March 31, 1995.

   Hospital Acquisitions

       In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $122 million in income taxes and $185 million in interest as of March 31, 1995.

   Insurance Subsidiary

      Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through March 31, 1995, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $123 million in interest in connection with this issue.

       As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to Healthtrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $4 million in income taxes and $18 million in interest as of March 31, 1995. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to Healthtrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.


              COLUMBIA/HCA HEALTHCARE CORPORATION
         NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 6   INCOME TAXES (Continued)

   Healthtrust Sale

       In connection with its sale of certain Subsidiaries to Healthtrust in 1987 in exchange for cash, Healthtrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal Healthtrust obtained for the stock purchase warrants.
Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its Healthtrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the Healthtrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $74 million through March 31, 1995.

      Also in connection with the 1987 sale of certain Subsidiaries to Healthtrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to Healthtrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $85 million through March 31, 1995.

      In connection with the 1987 Healthtrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $9 million of additional income taxes and $23 million of interest through March 31, 1995. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

   Doubtful Accounts

      The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business", it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion proposed by the IRS is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $137 million and interest of $78 million through March 31, 1995.

   Leveraged Buy-out Expenses

       The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible. If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $95 million and interest of $38 million through March
31, 1995.

              COLUMBIA/HCA HEALTHCARE CORPORATION
         NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS (Continued)
                           Unaudited


NOTE 6   INCOME TAXES (Continued)

   Other Issues

       Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $38 million in income taxes and $22 million in interest through March 31, 1995.

       On March 24, 1994, Columbia/HCA made an advance payment to the IRS of approximately $75 million in connection with certain disputed prior years income taxes and related interest. This payment did not have a material effect on 1994 earnings.

       In September 1994, Columbia/HCA presented its case in Tax Court for all issues other than the deductibility of insurance premiums paid to Parthenon (which was presented in November 1994). A Tax Court decision is expected in 1995. Resolution of disputed income tax issues by the Tax Court will not be affected by the merger with Healthtrust.

       Management believes that HCA had properly reported its income and paid its taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia/HCA.




























     SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background Information and Business Strategy

   Healthtrust Merger

       As discussed in Note 3 of the Notes to Supplemental Condensed Consolidated Financial Statements of Columbia/HCA, on October 4, 1994 Columbia entered into a definitive agreement to merge with Healthtrust. This transaction was completed on April 24, 1995. For accounting purposes, the Healthtrust Merger was treated as a pooling of interests. Accordingly, the accompanying supplemental condensed consolidated financial statements and operating data included in this discussion and analysis give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented.

   MCA and EPIC Mergers

       The MCA Merger was completed in September 1994, and the EPIC Merger was completed on May 5, 1994. As discussed in Note 1 of the Notes to Supplemental Condensed Consolidated Financial Statements, the MCA and EPIC Mergers were accounted for by the purchase method, and accordingly, the accompanying supplemental condensed consolidated financial statements and financial and operating data included in this discussion and analysis include the operations of MCA and EPIC since the respective dates of acquisition.

   HCA Merger

       As discussed in Note 1 of the Notes to Supplemental Condensed Consolidated Financial Statements, the HCA Merger was completed in February 1994. For accounting purposes, this transaction was treated as a pooling of interests. Accordingly, the accompanying supplemental condensed consolidated financial statements and financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of Columbia and HCA for all periods presented.

   Business Strategy

      Columbia/HCA primarily operates hospitals and ancillary health care facilities through either (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA's business strategy centers on the development of comprehensive, integrated healthcare delivery networks with physicians and other healthcare providers in targeted markets, which typically involves significant health care facility acquisitions and consolidation activities.

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

       In response to changes in the health care industry, Columbia/HCA has developed the following strategy to provide the highest quality health care services at the lowest possible cost:

        Become a significant provider of services  Columbia/HCA attempts to
(i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in most managed care and employer-sponsored networks in each market.

       Provide a comprehensive range of services In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.



          SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Background Information and Business Strategy (Continued)

       Deliver high quality services Through the use of clinical information systems and continuous quality enhancement programs, Columbia/HCA focuses on patient outcomes and strives to continuously improve the quality of care and services provided to patients.

       Integrate fragmented delivery systems Through its networks, Columbia/HCA focuses on coordinating pricing, contracting, information systems, economic incentives and quality assurance activities among providers in each market.












              SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

     The following is a summary of operations before extraordinary item for the quarters ended March 31, 1995 and 1994 (dollars in millions, except per share amounts).

                                              1995                1994
                                         Amount   Ratio       Amount   Ratio
Revenues ................................$4,380   100.0      $ 3,432   100.0


Salaries, wages and benefits ............ 1,738    39.7        1,374    40.0
Supplies ................................   635    14.5          525    15.3
Other operating expenses ................   812    18.5          612    17.9
Provision for doubtful accounts .........   241     5.5          193     5.6
Investment income .......................   (21)   (0.5)         (16)   (0.5)

                                          3,405    77.7        2,688    78.3

EBDITA (a) ..............................   975    22.3          744    21.7

Depreciation and amortization ...........   233     5.4          178     5.2
Interest expense ........................   115     2.6           85     2.4
Non-recurring transactions ..............     -       -          159     4.7

Income before minority interests
  and income taxes ......................   627    14.3          322     9.4
Minority interests ......................    25     0.6            6     0.2

Income before income taxes ..............   602    13.7          316     9.2
Provision for income taxes ..............   244     5.5          129     3.8

Income before extraordinary item ........$  358     8.2      $   187     5.4

Earnings per common and common
  equivalent share:
   Excluding non-recurring transactions .$  .80              $   .69
   Non-recurring transactions ...........     -                 (.24)

   Income before extraordinary item .....$  .80              $   .45

% changes from prior year:
   Revenues .............................  27.6
   EBDITA ...............................  31.0
   Income before income taxes ...........  90.5
   Income before extraordinary item .....  92.0
   Earnings per common and common
      equivalent share ..................  77.8
Other information excluding the effect of
   non-recurring transactions:
   Income before income taxes ...........$  602    13.7     $   475     13.9
   Income before extraordinary item .....   358     8.2         289      8.4
   % changes from prior year:
       Income before income taxes .......  26.6
       Income before extraordinary item .  23.9
       Earnings per common and common
         equivalent share ...............  15.9

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

     SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

   Revenues increased 27.6% to $4.4 billion in the first quarter of 1995 compared to the same period last year, primarily as a result of acquisitions, growth in inpatient and outpatient volumes and price increases. On a same-hospital basis, first quarter 1995 admissions increased 5.2% and outpatient visits increased 82.1% from a year ago. The increase in outpatient visits is primarily a result of expanding home health and other outpatient ancillary services.

   Income before income taxes increased to $602 million in 1995 from $316 million in 1994 and pretax margins increased to 13.7% in 1995 from 9.2% in 1994. Excluding the effect of non-recurring charges in the first quarter of 1994, income before taxes increased 26.6% to $602 million in 1995 from $475 million in 1994 and pretax margins decreased to 13.7% in 1995 from 13.9% in 1994. The improvement in pretax income was primarily attributable to growth in revenues. In addition, pretax margins also increased due to improvements in staffing levels and increased discounts on medical supplies. Salaries, wages and benefits increased approximately 27% and declined as a percentage of revenues to 39.7% in 1995 from 40% in 1994, while supply costs increased approximately 21% and declined as a percentage of revenues to 14.5% in 1995 compared to 15.3% in 1994.

   Income before extraordinary item increased 92% to $358 million ($.80 per share) in the first quarter of 1995 compared to $187 million ($.45 per share) in 1994. Excluding the effects of non-recurring charges, income before extraordinary item increased 24% to $358 million ($.80 per share) in 1995 compared to $289 million ($.69 per share) in 1994.

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

   The acute care facilities acquired in connection with the EPIC Merger in May 1994 increased revenues in the first quarter of 1995 by $288 million, while the free-standing surgical center business acquired in connection with the MCA Merger in September 1994 increased revenues by $120 million. See Note 5 of the Notes to Supplemental Condensed Consolidated Financial Statements for certain pro forma information related to the EPIC Merger and MCA Merger.

   In connection with the HCA Merger, substantial amounts of high-coupon long-term debt have been refinanced to reduce future interest expense and eliminate certain restrictive covenants. In the first quarter of 1994, Columbia/HCA refinanced approximately $2 billion of long-term debt resulting in an after-tax loss of $92 million or $.22 per share.

Liquidity

   Cash provided by continuing operations totaled $523 million for the three months ended March 31, 1995 compared to $504 million last year. Cash flows in 1994 were reduced in connection with a $75 million payment to the IRS related to disputed prior year income taxes and interest. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to finance acquisitions. Working capital totaled $1.2 billion at March 31, 1995 compared to $1.1 billion at December 31, 1994. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

   A substantial portion of the non-recurring transactions recorded in the first quarter of 1994 comprises the writedown of recorded assets and, accordingly, these transactions did not have a material adverse effect on cash flows from continuing operations in 1994.

     SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)

   Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $997 million at March 31, 1995 and $973 million at December 31, 1994.

   Columbia/HCA's supplemental ratio of earnings to fixed charges was 5.19 and 3.78 for the three months ended March 31, 1995 and 1994, respectively.

Capital Resources

   Excluding acquisitions, capital expenditures totaled $346 million for the three months ended March 31, 1995 compared to $261 million for the same period in 1994. Planned capital expenditures in 1995 (excluding acquisitions) are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

   Columbia/HCA also expended $335 million and $114 million for acquisitions and joint ventures during the respective first quarters of 1995 and 1994. See
Note 4 of the Notes to Supplemental Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

   Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At March 31, 1995, there were projects under construction which had an estimated additional cost to complete of approximately $434 million.

   As part of the Healthtrust Merger, Columbia/HCA amended its revolving credit agreement from an aggregate amount of $2.25 billion to $3.75 billion. In addition, Columbia/HCA is refinancing approximately $1 billion of Healthtrust long-term debt and all outstanding borrowings under the Healthtrust $1.2 billion bank credit agreement. Management anticipates that losses resulting from these refinancing activities will reduce Columbia/HCA's second quarter net income by approximately $70 million.

Other Information

   As discussed in Note 6 of the Notes to Supplemental Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.5 billion at March 31, 1995 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

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

   Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at March 31, 1995.


     SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                        Operating Data
                                                    1995       1994
Number of hospitals in operation at:
   March 31 ....................................     318        277
   June 30 .....................................                312
   September 30 ................................                311
   December 31 .................................                311


Number of free-standing outpatient surgical
  centers in operation at:
   March 31 ....................................     111          6
   June 30 .....................................                  6
   September 30 ................................                103
   December 31 .................................                104


Licensed hospital beds at:
   March 31 ....................................  61,261     54,179
   June 30 .....................................             58,888
   September 30 ................................             59,594
   December 31 .................................             59,595


Weighted average licensed beds:
   Quarter:
      First ....................................  60,960     53,909
      Second ...................................             57,263
      Third ....................................             59,260
      Fourth ...................................             59,576
   Year ........................................             57,517


Average daily census:
   Quarter:
      First ....................................  27,713     24,905
      Second ...................................             23,540
      Third ....................................             23,066
      Fourth ...................................             23,874
   Year ........................................             23,841


Admissions:
   Quarter:
      First .................................... 454,500    387,100
      Second ...................................            384,200
      Third ....................................            390,200
      Fourth ...................................            404,000
   Year ........................................          1,565,500











     SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                        Operating Data
                                                        1995               1994
Length of stay:
   Quarter:
      First ....................................         5.5                5.8
      Second ...................................                            5.6
      Third ....................................                            5.4
      Fourth ...................................                            5.4
   Year ........................................                            5.6


Outpatient visits:
   Quarter:
      First ....................................    4,933,300         2,199,200
      Second ...................................                      2,871,500
      Third ....................................                      3,441,000
      Fourth ...................................                      4,046,500
   Year ........................................                     12,558,200


Surgery cases:
   Quarter:
      First ....................................      443,700           271,400
      Second ...................................                        295,700
      Third ....................................                        331,800
      Fourth ...................................                        409,700
   Year ........................................                      1,308,600


Emergency room visits:
   Quarter:
      First ....................................    1,258,900         1,060,000
      Second ...................................                      1,188,300
      Third ....................................                      1,216,600
      Fourth ...................................                      1,186,100
   Year ........................................                      4,651,000


Item 6:  Exhibits and Reports on Form 8-K.

    (a) Exhibits:

        Exhibit 11   -  Statement re Computation of Earnings Per Common and
                        Common Equivalent Share.

        Exhibit 11.1 - Statement re Supplemental Computation of Earnings Per
                        Common and Common Equivalent Share.

        Exhibit 12   - Statement re Computation of Ratio of Earnings to Fixed
                       Charges.

        Exhibit 12.1 - Statement re Supplemental Computation of Ratio of
                       Earnings to Fixed Charges.

        Exhibit 27  -  Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system)

    (b)  Reports on Form 8-K:

            On February 21, 1995, Columbia/HCA reported on Form 8-K its consolidated earnings for the year ended December 31, 1994. A copy of the press release issued by Columbia/HCA on February 17, 1995 was included in the report.





                          Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLUMBIA/HCA HEALTHCARE
                                      CORPORATION



Date:  May 15, 1995                   /s/   Kenneth C. Donahey

                                      Kenneth C. Donahey
                                      Senior Vice President and
                                      Controller
                                      (Principal Accounting Officer)






























