Form 10-Q
period 1995-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1995-08-14
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 1-11239

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               75-2497104
    (STATE OR OTHER JURISDICTION OF       (I.R.S.EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

             ONE PARK PLAZA                              37203
          NASHVILLE, TENNESSEE                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (615) 327-9551
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                YES  X    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK             JULY 31, 1995
                ---------------------           ------------------
        Voting common stock, $.01 par value     429,537,100 shares
        Nonvoting common stock, $.01 par value   14,119,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1995

                                                                        PAGE OF
 PART I:FINANCIAL INFORMATION                                          FORM 10-Q
 ----------------------------                                          ---------
 Item 1. Financial Statements
         Condensed Consolidated Statement of Operations--for the
          quarters and six months ended June 30, 1995 and 1994.......       3
         Condensed Consolidated Balance Sheet--June 30, 1995 and
         December 31, 1994...........................................       4
         Consolidated Statement of Cash Flows--for the six months
          ended June 30, 1995 and 1994...............................       5
         Notes to Condensed Consolidated Financial Statements........       6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      11
 PART II:OTHER INFORMATION
 -------------------------
 Items 1 to 6.........................................................     19

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTER           SIX MONTHS
                                         ------------------  ------------------
                                           1995      1994      1995      1994
                                         --------  --------  --------  --------
Revenues...............................  $  4,361  $  3,521  $  8,741  $  6,953
Salaries, wages and benefits...........     1,765     1,442     3,503     2,816
Supplies...............................       643       531     1,278     1,056
Other operating expenses...............       815       674     1,627     1,286
Provision for doubtful accounts........       247       206       488       399
Depreciation and amortization..........       246       194       479       372
Interest expense.......................       121        91       236       176
Investment income......................       (18)      (23)      (39)      (39)
Merger and facility consolidation
 costs.................................       387         -       387       159
                                         --------  --------  --------  --------
                                            4,206     3,115     7,959     6,225
                                         --------  --------  --------  --------
Income before minority interests and
 income taxes..........................       155       406       782       728
Minority interests in earnings of
 consolidated entities.................        25         7        50        13
                                         --------  --------  --------  --------
Income before income taxes.............       130       399       732       715
Provision for income taxes.............        52       156       296       285
                                         --------  --------  --------  --------
Income before extraordinary item.......        78       243       436       430
Extraordinary loss on extinguishment of
 debt, net of income tax benefit.......       (96)        -       (96)      (92)
                                         --------  --------  --------  --------
    Net income (loss)..................  $    (18) $    243  $    340  $    338
                                         ========  ========  ========  ========
Earnings (loss) per common and common
 equivalent share:
  Income before extraordinary item.....  $    .17  $    .58  $    .97  $   1.03
  Extraordinary loss on extinguishment
   of debt.............................      (.21)        -      (.21)     (.22)
                                         --------  --------  --------  --------
    Net income (loss)..................  $   (.04) $    .58  $    .76  $    .81
                                         ========  ========  ========  ========
Cash dividends per common share........  $    .03  $    .03  $    .06  $    .06
Shares used in earnings per common and
 common equivalent share computation
 (000).................................   447,670   421,204   447,558   418,841


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1995        1994
ASSETS                                                    --------  ------------
Current assets:
  Cash and cash equivalents.............................  $    127    $    68
  Accounts receivable less allowances for loss of $865
   and $784.............................................     2,446      2,346
  Inventories...........................................       395        373
  Other.................................................       653        560
                                                          --------    -------
                                                             3,621      3,347
Property and equipment, at cost.........................    13,637     12,613
Accumulated depreciation................................    (4,360)    (3,987)
                                                          --------    -------
                                                             9,277      8,626
Investments of professional liability insurance subsidi-
 ary....................................................       845        888
Intangible assets.......................................     3,242      3,058
Other...................................................       469        359
                                                          --------    -------
                                                          $ 17,454    $16,278
                                                          ========    =======
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................  $    645    $   609
  Salaries, wages and other compensation................       446        391
  Other accrued expenses................................     1,041      1,131
  Long-term debt due within one year....................       287        124
                                                          --------    -------
                                                             2,419      2,255
Long-term debt..........................................     6,106      5,548
Deferred credits and other liabilities..................     1,857      2,107
Minority interests in equity of consolidated entities...       624        278
Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000 voting
   shares and 25,000,000 nonvoting shares; issued and
   outstanding 428,728,900 and 427,837,300 voting shares
   and 14,119,000 nonvoting shares......................         4          4
  Other.................................................     6,444      6,086
                                                          --------    -------
                                                             6,448      6,090
                                                          --------    -------
                                                          $ 17,454    $16,278
                                                          ========    =======


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1995     1994
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $   340  $   338
  Adjustments to reconcile net income to net cash provided by operating activities:
    Merger and facility consolidation costs..................     387      159
    Depreciation and amortization............................     479      372
    Deferred income taxes....................................    (257)     (52)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable.............     (16)      92
      Increase in inventories and other assets...............     (57)     (66)
      Increase (decrease) in income taxes....................     (26)      66
      Decrease in other liabilities..........................    (153)    (180)
    Extraordinary loss on extinguishment of debt.............     157      149
    Other....................................................      11       26
                                                              -------  -------
      Net cash provided by operating activities..............     865      904
                                                              -------  -------
Cash flows from investing activities:
  Purchase of property and equipment.........................    (632)    (527)
  Acquisition of EPIC Holdings, Inc. ........................       -     (221)
  Acquisition of hospitals and health care facilities........    (751)    (179)
  Disposition of property and equipment......................     160       68
  Change in investments......................................     (49)     (50)
  Other......................................................     (65)    (114)
                                                              -------  -------
      Net cash used in investing activities..................  (1,337)  (1,023)
                                                              -------  -------
Cash flows from financing activities:
  Issuance of long-term debt.................................   1,265    1,449
  Net changes in commercial paper borrowings and lines of
   credit....................................................   1,120    1,510
  Repayment of long-term debt................................  (1,827)  (3,192)
  Payment of cash dividends..................................     (24)     (15)
  Issuance of common stock...................................       -      186
  Other......................................................      (3)      14
                                                              -------  -------
      Net cash provided by (used in) financing activities....     531      (48)
                                                              -------  -------
Change in cash and cash equivalents..........................      59     (167)
Cash and cash equivalents at beginning of period.............      68      348
                                                              -------  -------
Cash and cash equivalents at end of period................... $   127  $   181
                                                              =======  =======
Interest payments............................................ $   262  $   203
Income tax payments, net of refunds..........................     498      215

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia/HCA") (the "Company") is a Delaware corporation that operates hospitals and ancillary health care facilities through (i) corporate subsidiaries, (ii) joint ventures or (iii) ownership of controlling interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports filed on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Columbia/HCA for the year ended December 31, 1994 filed on Form 10-K with the Securities and Exchange Commission as supplemented by Columbia/HCA's current report on Form 8-K dated April 24, 1995.

  The financial information has been prepared in accordance with Columbia/HCA's customary accounting practices and has not been audited. Management believes that the financial information presented reflects all adjustments necessary for a fair statement of interim results.

  On April 24, 1995, Columbia/HCA consummated a merger with Healthtrust, Inc.-- The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). See Note 3 for a description of the Healthtrust Merger.

NOTE 2--EARNINGS PER SHARE

  Earnings per common and common equivalent share are based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents consisting primarily of stock options. Fully diluted earnings per common and common equivalent share are not presented because such amounts approximate earnings per common and common equivalent share.

NOTE 3--HEALTHTRUST MERGER

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

  The Healthtrust Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented. The following is a summary of the results of operations of the separate entities for the periods prior to the Healthtrust Merger (dollars in millions):

                                            COLUMBIA/HCA HEALTHTRUST COMBINED
                                            ------------ ----------- --------
   Three months ended March 31, 1995:
     Revenues..............................    $3,337      $1,043     $4,380
     Net income............................       292          66        358
   Three months ended June 30, 1994:
     Revenues..............................    $2,689      $  836     $3,521(a)
     Net income............................       205          38        243
   Six months ended June 30, 1994:
     Revenues..............................    $5,467      $1,495     $6,953(a)
     Net income............................       250          88        338

--------
(a) Includes pooling adjustments of $4 million and $9 million for the three months and six months ended June 30, 1994, respectively, to eliminate data center fees charged by Columbia/HCA to Healthtrust.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--MERGER AND FACILITY CONSOLIDATION COSTS AND EXTINGUISHMENT OF DEBT

 Merger and Facility Consolidation Costs

  In the second quarter of 1995 Columbia/HCA recorded the following charges in connection with the Healthtrust Merger and facility consolidation costs (dollars in millions):

   Employee benefit and certain severance actions.........................  $ 46
   Investment advisory and professional fees..............................    14
   Costs of information systems consolidations
    primarily related to the writedown of assets..........................    19
   Other..................................................................    26
                                                                            ----
                                                                             105
                                                                            ----
   Writedown of assets in connection with the
    consolidation of duplicative facilities and facility replacements.....   282
                                                                            ----
                                                                            $387
                                                                            ====

  The writedown of assets relates to management's assessment of certain markets in which there exists duplication of services and excess capacity in hospital facilities. In the identified markets, Columbia/HCA expects to be able to provide services more cost effectively by eliminating the fixed costs of the facilities being closed and applying the fixed costs of the other facilities to a larger patient base. The charge that was incurred is the amount considered necessary to record the identified assets at their estimated net realizable value and is substantially a non-cash charge. Columbia/HCA expects to have all replacement facilities in progress and to have completed the identified facility consolidations within twelve months.

  Results of operations for the six months ended June 30, 1994 include $159 million (before income taxes) of merger and facility consolidation costs related primarily to the merger with HCA--Hospital Corporation of America ("HCA") (the "HCA Merger").

 Extinguishment of Debt

  In connection with the Healthtrust Merger, Columbia/HCA completed exchange offers for substantially all of Healthtrust's $1.0 billion subordinated notes and debentures. Columbia/HCA remains a co-obligor with Healthtrust with respect to the securities that were not exchanged (approximately $44 million).

  Also in connection with the Healthtrust Merger, $706 million in outstanding borrowings under the Healthtrust $1.2 billion bank credit agreement were refinanced.

  The completion of the exchange offers and the refinancing of the borrowings under the credit facility reduced net income in the second quarter of 1995 by $96 million or $.21 per share.

  Net income for the six months ended June 30, 1994 includes a $92 million or $.22 per share extraordinary loss related to refinancing of long-term debt and replacing HCA's bank credit agreement.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 5--OTHER BUSINESS COMBINATIONS

  The following is a summary of acquisitions and joint ventures (excluding the merger with EPIC Holdings, Inc. ("EPIC") (the "EPIC Merger")) consummated during the respective six month periods (dollars in millions):

                                                                   1995   1994
                                                                  ------  -----
Number of hospitals..............................................     15      8
Number of licensed beds..........................................  2,874  2,005
Purchase price information:
  Fair value of assets acquired.................................. $1,183  $ 335
  Liabilities assumed............................................    (99)   (58)
                                                                  ------  -----
    Net assets acquired..........................................  1,084    277
  Net assets sold in exchange for acquired properties............      -    (45)
  Contributions from minority partners...........................   (329)   (47)
  Net cash acquired..............................................     (4)    (6)
                                                                  ------  -----
      Net cash paid for acquisitions............................. $  751  $ 179
                                                                  ======  =====

NOTE 6--INCOME TAXES

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

 Method of Accounting

  For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $68 million in income taxes and $512 million in interest as of June 30, 1995.

 Hospital Acquisitions

  In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $122 million in income taxes and $194 million in interest as of June 30, 1995.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 6--INCOME TAXES (CONTINUED)

 Insurance Subsidiary

  Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through June 30, 1995, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $127 million in interest in connection with this issue.

  As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to Healthtrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $4 million in income taxes and $19 million in interest as of June 30, 1995. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to Healthtrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

 Healthtrust Sale

  In connection with its sale of certain Subsidiaries to Healthtrust in 1987 in exchange for cash, Healthtrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal Healthtrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its Healthtrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the Healthtrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $77 million through June 30, 1995.

  Also in connection with the 1987 sale of certain Subsidiaries to Healthtrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to Healthtrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $90 million through June 30, 1995.

  In connection with the 1987 Healthtrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $9 million of additional income taxes and $24 million of interest through June 30, 1995. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

 Doubtful Accounts

  The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED
NOTE 6--INCOME TAXES (CONTINUED)

was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion proposed by the IRS is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $137 million and interest of $84 million through June 30, 1995.

 Leveraged Buy-out Expenses

  The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible. If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $95 million and interest of $42 million through June 30, 1995.

 Other Issues

  Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $38 million in income taxes and $23 million in interest through June 30, 1995.

  In September 1994, Columbia/HCA presented its case in Tax Court for all issues included in the statutory notices of deficiency for 1981 through 1988 other than the deductibility of insurance premiums paid to Parthenon, (which was presented in November 1994). A Tax Court decision is expected in 1995. Resolution of disputed income tax issues by the Tax Court will not be affected by the merger with Healthtrust.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND INFORMATION AND BUSINESS STRATEGY

 Healthtrust Merger

  In April 1995 Columbia/HCA completed a merger transaction with Healthtrust, Inc. -- The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). At the time of the Healthtrust Merger, Healthtrust operated 117 hospitals and certain other ancillary health care facilities located in twenty-two states with annual revenues approximating $3.4 billion. For accounting purposes, the Healthtrust Merger was treated as a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements and operating data included in this discussion and analysis give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented.

 Business Strategy

  Columbia/HCA's business strategy centers on working with physician and other healthcare providers to develop comprehensive, integrated healthcare delivery networks in targeted markets. The implementation of this strategy typically involves significant health care facility acquisition and consolidation activities.

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

  In response to changes in the health care industry, Columbia/HCA has developed the following strategy to provide the highest quality health care services at the lowest possible cost:

  Become a significant provider of services--Columbia/HCA attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in managed care and employer-sponsored networks in each market.

  Provide a comprehensive range of services--In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

  Deliver high quality services--Through the use of clinical information systems and continuous quality enhancement programs, Columbia/HCA focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

  Integrate fragmented delivery systems--Through its networks, Columbia/HCA focuses on coordinating pricing, contracting, information systems, economic incentives and quality assurance activities among the providers in each market.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS

  The following is a summary of operations before extraordinary item for the quarters and six months ended June 30, 1995 and 1994 (dollars in millions, except per share amounts):

                                                      QUARTER
                                             ----------------------------
                                                 1995           1994
                                             -------------  -------------
                                             AMOUNT  RATIO  AMOUNT  RATIO
                                             ------  -----  ------  -----
Revenues.................................... $4,361  100.0  $3,521  100.0
Salaries, wages and benefits................  1,765   40.5   1,442   41.0
Supplies....................................    643   14.7     531   15.1
Other operating expenses....................    815   18.7     674   19.2
Provision for doubtful accounts.............    247    5.7     206    5.8
Investment income...........................    (18)  (0.4)    (23)  (0.7)
                                             ------  -----  ------  -----
                                              3,452   79.2   2,830   80.4
                                             ------  -----  ------  -----
EBDITA (a)..................................    909   20.8     691   19.6
Depreciation and amortization...............    246    5.5     194    5.5
Interest expense............................    121    2.8      91    2.6
Merger and facility consolidation costs.....    387    8.9       -      -
                                             ------  -----  ------  -----
Income before minority interests and income
 taxes......................................    155    3.6     406   11.5
Minority interests..........................     25    0.6       7    0.2
                                             ------  -----  ------  -----
Income before income taxes..................    130    3.0     399   11.3
Provision for income taxes..................     52    1.2     156    4.4
                                             ------  -----  ------  -----
Income before extraordinary item............ $   78    1.8  $  243    6.9
                                             ======  =====  ======  =====
Earnings per common and common equivalent
 share:
  Excluding merger and facility
   consolidation costs...................... $ 0.70         $ 0.58
  Merger and facility consolidation costs...  (0.53)             -
                                             ------         ------
  Income before extraordinary item.......... $ 0.17         $ 0.58
                                             ======         ======
% changes from prior year:
  Revenues..................................   23.9
  EBDITA....................................   31.7
  Income before income taxes................  (67.5)
  Income before extraordinary item..........  (67.9)
  Earnings per common and common equivalent
   share before extraordinary item..........  (70.7)
Other information excluding the effect of
 merger and facility consolidation costs:
  Income before income taxes................ $  517   11.9  $  399   11.3
  Income before extraordinary item..........    313    7.2     243    6.9
  % changes from prior year:
    Income before income taxes..............   29.5
    Income before extraordinary item........   29.1
    Earnings per common and common
     equivalent share before extraordinary
     item...................................   20.7

--------
(a) Income before merger and facility consolidation costs, depreciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS (CONTINUED)

                                                         SIX MONTHS
                                                  ----------------------------
                                                      1995           1994
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues........................................  $8,741  100.0  $6,953  100.0
Salaries, wages and benefits....................   3,503   40.1   2,816   40.5
Supplies........................................   1,278   14.6   1,056   15.2
Other operating expenses........................   1,627   18.6   1,286   18.6
Provision for doubtful accounts.................     488    5.6     399    5.7
Investment income...............................     (39)  (0.5)    (39)  (0.6)
                                                  ------  -----  ------  -----
                                                   6,857   78.4   5,518   79.4
                                                  ------  -----  ------  -----
EBDITA (a)......................................   1,884   21.6   1,435   20.6
Depreciation and amortization...................     479    5.6     372    5.3
Interest expense................................     236    2.7     176    2.5
Merger and facility consolidation costs.........     387    4.4     159    2.3
                                                  ------  -----  ------  -----
Income before minority interests and income tax-
 es.............................................     782    8.9     728   10.5
Minority interests..............................      50    0.5      13    0.2
                                                  ------  -----  ------  -----
Income before income taxes......................     732    8.4     715   10.3
Provision for income taxes......................     296    3.4     285    4.1
                                                  ------  -----  ------  -----
Income before extraordinary item................  $  436    5.0  $  430    6.2
                                                  ======  =====  ======  =====
Earnings per common and common equivalent share:
  Excluding merger and facility consolidation
   costs........................................  $ 1.50         $ 1.27
  Merger and facility consolidation costs.......    (.53)          (.24)
                                                  ------         ======
  Income before extraordinary item..............  $  .97         $ 1.03
                                                  ======         ======
% changes from prior year:
  Revenues......................................    25.7
  EBDITA........................................    31.3
  Income before income taxes....................     2.3
  Income before extraordinary item..............     1.6
  Earnings per common and common equivalent
   share before
   extraordinary item...........................    (5.8)
Other information excluding the effect of merger
 and facility
 consolidation costs:
  Income before income taxes....................  $1,119   12.8  $  874   12.6
  Income before extraordinary item..............     671    7.7     532    7.6
  % changes from prior year:
   Income before income taxes...................    27.9
   Income before extraordinary item.............    26.3
   Earnings per common and common equivalent
    share before
    extraordinary item..........................    18.1

--------
(a) Income before merger and facility consolidation costs, depreciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Second Quarters Ended June 30, 1995 and 1994

  Revenues increased 23.9% to $4.4 billion in the second quarter of 1995 compared to the same period last year, primarily as a result of acquisitions, growth in inpatient and outpatient volumes and price increases. On a same-hospital basis, second quarter 1995 admissions increased 3.8% and outpatient visits increased 69.7% from a year ago. The increase in outpatient visits is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes decreased to $130 million in 1995 from $399 million in 1994 and pretax margins decreased to 3.0% in 1995 from 11.3% in 1994. Excluding the effect of the merger and facility consolidation costs charged in the second quarter of 1995, income before taxes increased 29.5% to $517 million in 1995 from $399 million in 1994 and pretax margins increased to 11.9% in 1995 from 11.3% in 1994. The improvement in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased due to improvements in staffing levels and increased discounts on medical supplies. Salaries, wages and benefits declined as a percentage of revenues to 40.5% in 1995 from 41.0% in 1994, while supply costs declined as a percentage of revenues to 14.7% in 1995 compared to 15.1% in 1994.

  Income before extraordinary item decreased 67.9% to $78 million ($.17 per share) in the second quarter of 1995 compared to $243 million ($.58 per share) in 1994. Excluding the effects of the merger and facility consolidation costs, income before extraordinary item increased 29.1% to $313 million ($.70 per share) in 1995 compared to $243 million ($.58 per share) in 1994.

  During the second quarter of 1995, Columbia/HCA recorded $105 million of pretax costs incurred in connection with the Healthtrust Merger. These costs included severance costs, investment advisory fees, and certain charges based upon management's implementation of actions to reduce corporate overhead costs and consolidate management information systems. Pretax charges of $282 million were recorded to writedown assets to estimated net realizable value in connection with management's plans to consolidate duplicative facilities and replace facilities in certain markets.

  The acute care facilities acquired in connection with the EPIC Merger in May 1994 increased revenues in the second quarter of 1995 by $267 million, while the free-standing surgical center business acquired in connection with the merger with Medical Care America, Inc. ("MCA") (the "MCA Merger") in September 1994 increased revenues by $125 million.

  In connection with the Healthtrust Merger, substantially all of Healthtrust's debt was refinanced to reduce future interest expense and eliminate certain restrictive covenants. In the second quarter of 1995, Columbia/HCA exchanged approximately $1 billion of Healthtrust's long-term debt and refinanced $706 million of the borrowings under the Healthtrust bank credit agreement resulting in an after-tax loss of $96 million ($.21 per share).

 Six Months Ended June 30, 1995 and 1994

  Revenues increased 25.7% to $8.7 billion for the six months ended June 30, 1995 compared to the same period last year, primarily as a result of acquisitions, growth in inpatient and outpatient volumes and price increases. On a same-hospital basis, admissions increased 4.6% and outpatient visits increased 80.2% from a year ago. The increase in outpatient visits is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes increased to $732 million in 1995 from $715 million in 1994 and pretax margins decreased to 8.4% in 1995 from 10.3% in 1994. Excluding the effect of the merger and facility consolidation costs charged in 1995 and 1994, income before taxes increased 27.9% to $1,119 million in 1995 from $874 million in 1994 and pretax margins increased to 12.8% in 1995 from 12.6% in 1994. The improvement in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased due to improvements in staffing levels and increased discounts on

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

medical supplies. Salaries, wages and benefits declined as a percentage of revenues to 40.1% in 1995 from 40.5% in 1994, while supply costs declined as a percentage of revenues to 14.6% in 1995 compared to 15.2% in 1994.

  Income before extraordinary item increased 1.6% to $436 million ($.97 per share) during the first six months of 1995 compared to $430 million ($1.03 per share) in 1994. Excluding the effects of the merger and facility consolidation costs charged in 1995 and 1994, income before extraordinary item increased 26.3% to $671 million ($1.50 per share) in 1995 compared to $532 million ($1.27 per share) in 1994.

  During the first six months of 1995, Columbia/HCA recorded $105 million of pretax costs incurred in connection with the Healthtrust Merger. These costs included severance costs, investment advisory fees, and certain charges based upon management's implementation of actions to reduce corporate overhead costs and consolidate management information systems. Pretax charges of $282 were recorded to writedown assets to estimated net realizable value in connection with management's plans to consolidate duplicative facilities and replace facilities in certain markets.

  During the first six months of 1994, Columbia/HCA recorded $159 million (before income taxes) of merger and facility consolidation costs in connection with the HCA Merger.

  The acute care facilities acquired in connection with the EPIC Merger in May 1994 increased revenues in the first six months of 1995 by $555 million, while the free-standing surgical center business acquired in connection with the MCA Merger in September 1994 increased revenues by $245 million.

  In connection with the Healthtrust Merger, substantially all of Healthtrust's debt was refinanced to reduce future interest expense and eliminate certain restrictive covenants. During the first six months of 1995, Columbia/HCA exchanged approximately $1 billion of Healthtrust's long-term debt and refinanced $706 million of the borrowings under the Healthtrust bank credit agreement resulting in an after-tax loss of $96 million ($.21 per share).

  In connection with the HCA Merger, substantial amounts of high-coupon long-term debt were refinanced to reduce future interest expense and eliminate certain restrictive covenants. During the first six months of 1994, Columbia/HCA refinanced approximately $2 billion of long-term debt resulting in an after-tax loss of $92 million ($.22 per share).

LIQUIDITY

  Cash provided by operating activities totaled $865 million for the six months ended June 30, 1995 compared to $904 million last year. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to finance acquisitions. Working capital totaled $1.2 billion at June 30, 1995 compared to $1.1 billion at December 31, 1994. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  A substantial portion of the merger and facility consolidation costs in 1995 and 1994 comprises the writedown of recorded assets and, accordingly, these transactions did not have a material adverse effect on cash flows from operations.

  Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $930 million at June 30, 1995 and $973 million at December 31, 1994.

  Columbia/HCA's ratio of earnings to fixed charges was 1.72 and 4.30 for the three months ended June 30, 1995 and 1994, respectively, and 3.27 and 4.02 for the six months ended June 30, 1995 and 1994, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $632 million for the six months ended June 30, 1995 compared to $527 million for the same period in 1994. Planned capital expenditures in 1995 (excluding acquisitions) are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  Columbia/HCA also expended $751 million and $179 million for acquisitions and joint ventures (excluding the EPIC Merger in 1994) during the respective six months ended June 30, 1995 and 1994. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

  Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At June 30, 1995, there were projects under construction which had an estimated additional cost to complete of approximately $481 million.

  As part of the Healthtrust Merger, Columbia/HCA amended its revolving credit agreement from an aggregate amount of $2.25 billion to $3.75 billion. In addition, Columbia/HCA refinanced approximately $1 billion of Healthtrust long-term debt and all outstanding borrowings under the Healthtrust $1.2 billion bank credit agreement. The refinancing of the Healthtrust debt should result in annual interest expense reductions of approximately $30 million.

OTHER INFORMATION

  As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.6 billion at June 30, 1995 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

  Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

  Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at June 30, 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                 OPERATING DATA

                                                                 1995      1994
                                                                 ----      ----
Number of hospitals in operation at:
  March 31..................................................      318       277
  June 30...................................................      321       312
  September 30..............................................                311
  December 31...............................................                311
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      111         6
  June 30...................................................      115         6
  September 30..............................................                103
  December 31...............................................                104
Licensed hospital beds at:
  March 31..................................................   61,261    54,179
  June 30...................................................   61,885    58,888
  September 30..............................................             59,594
  December 31...............................................             59,595
Weighted average licensed beds:
 Quarter:
  First.....................................................   60,960    53,909
  Second....................................................   61,801    57,263
  Third.....................................................             59,260
  Fourth....................................................             59,576
  Year......................................................             57,517
Average daily census:
 Quarter:
  First.....................................................   27,713    24,905
  Second....................................................   25,384    23,540
  Third.....................................................             23,066
  Fourth....................................................             23,874
 Year.......................................................             23,841
Admissions:
 Quarter:
  First.....................................................  454,500   387,100
  Second....................................................  435,100   384,200
  Third.....................................................            390,200
  Fourth....................................................            404,000
 Year.......................................................          1,565,500
Length of stay:
 Quarter:
  First.....................................................      5.5       5.8
  Second....................................................      5.3       5.6
  Third.....................................................                5.4
  Fourth....................................................                5.4
 Year.......................................................                5.6

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                                 1995       1994
                                                                 ----       ----
Outpatient visits:
 Quarter:
  First.................................................... 4,933,300  2,199,200
  Second................................................... 5,207,200  2,871,500
  Third....................................................            3,441,000
  Fourth...................................................            4,046,500
 Year......................................................           12,558,200
Surgery cases:
 Quarter:
  First....................................................   443,700    271,400
  Second...................................................   437,600    295,700
  Third....................................................              331,800
  Fourth...................................................              409,700
 Year......................................................            1,308,600
Emergency room visits:
 Quarter:
  First.................................................... 1,258,900  1,060,000
  Second................................................... 1,284,600  1,188,300
  Third....................................................            1,216,600
  Fourth...................................................            1,186,100
 Year......................................................            4,651,000

                           PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's Annual Meeting of Stockholders was held June 8, 1995. Matters voted on at the meeting included the following:

    (1) The stockholders approved amendments to the Columbia/HCA Healthcare Corporation Employee Stock Purchase Plan which, among other things, increased the number of authorized shares thereunder from 2,000,000 to 10,000,000 with 305,365,149 affirmative votes, 3,539,309 negative votes and 1,171,274 abstentions.

    (2) The stockholders approved the adoption of the Columbia/HCA Healthcare Corporation 1995 Management Stock Purchase Plan with 290,856,358 affirmative votes, 17,724,164 negative votes and 1,495,211 abstentions.

ITEM 5: OTHER INFORMATION.

  Columbia/HCA's ratio of earnings to fixed charges was 1.72 and 4.30 for the three months ended June 30, 1995 and 1994, respectively, and 3.27 and 4.02 for the six months ended June 30, 1995 and 1994, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      Exhibit 11--Statement re Computation of Earnings Per Common and Common
                  Equivalent Share.
      Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
                  Charges.
      Exhibit 27--Financial Data Schedule (included only in filings under the
                  Electronic Data, Gathering, Analysis, and Retrieval system)

  (b) Reports on Form 8-K:

    On April 24, 1995, Columbia/HCA filed a report on form 8-K announcing the completion of the merger with Healthtrust. The report also included supplemental selected financial data, supplemental management's discussion and analysis and supplemental consolidated financial statements and schedule for each of the three years in the period ended December 31, 1994, which give retroactive effect to the merger of Columbia/HCA and Healthtrust.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

                                                 /s/ Kenneth C. Donahey
Date: August 14, 1995                     -------------------------------------
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)