Form 10-Q
period 1995-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1995-11-13
CIK 860730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 1-11239

                     COLUMBIA / HCA HEALTHCARE CORPORATION
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

                                YES  X    NO
                                   ____     ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK            OCTOBER 31, 1995
                ---------------------           ------------------
        Voting common stock, $.01 par value     431,038,200 shares
        Nonvoting common stock, $.01 par value   14,119,000 shares

                                    1 of 21
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1995

                                                                         PAGE OF
 PART I: FINANCIAL INFORMATION                                          FORM 10-Q
 -----------------------------                                          ---------
 Item 1. Financial Statements
         Condensed Consolidated Statement of Income--for the quarters
          and nine months ended September 30, 1995 and 1994..........        3
         Condensed Consolidated Balance Sheet--September 30, 1995 and
          December 31, 1994..........................................        4
         Condensed Consolidated Statement of Cash Flows--for the nine
          months ended September 30, 1995 and 1994...................        5
         Notes to Condensed Consolidated Financial Statements........        6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................       11
 PART II: OTHER INFORMATION
 --------------------------
 Items 1 to 6.........................................................      18

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                 QUARTER         NINE MONTHS
                                             ----------------  ----------------
                                              1995     1994     1995     1994
                                             -------  -------  -------  -------
Revenues...................................  $ 4,371  $ 3,668  $13,112  $10,621
Salaries, wages and benefits...............    1,788    1,531    5,291    4,347
Supplies...................................      629      525    1,907    1,581
Other operating expenses...................      876      725    2,503    2,011
Provision for doubtful accounts............      258      232      746      631
Depreciation and amortization..............      251      207      730      579
Interest expense...........................      111      105      347      281
Investment income..........................      (29)     (17)     (68)     (56)
Merger and facility consolidation costs....        -        -      387      159
                                             -------  -------  -------  -------
                                               3,884    3,308   11,843    9,533
                                             -------  -------  -------  -------
Income before minority interests and income
 taxes.....................................      487      360    1,269    1,088
Minority interests in earnings of
 consolidated entities.....................       30        8       80       21
                                             -------  -------  -------  -------
Income before income taxes.................      457      352    1,189    1,067
Provision for income taxes.................      183      139      479      424
                                             -------  -------  -------  -------
Income before extraordinary item...........      274      213      710      643
Extraordinary loss on extinguishment of
 debt, net of income tax benefit...........       (7)     (23)    (103)    (115)
                                             -------  -------  -------  -------
    Net income.............................  $   267  $   190  $   607  $   528
                                             =======  =======  =======  =======
Earnings per common and common equivalent
 share:
  Income before extraordinary item.........  $   .61  $   .49  $  1.58  $  1.52
  Extraordinary loss on extinguishment of
   debt....................................     (.02)    (.05)    (.23)    (.27)
                                             -------  -------  -------  -------
    Net income.............................  $   .59  $   .44  $  1.35  $  1.25
                                             =======  =======  =======  =======
Cash dividends per common share............  $   .03  $   .03  $   .09  $   .09
Shares used in earnings per common and
 common equivalent share computation (000).  449,440  432,526  448,185  423,402

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1995          1994
                                                     ------------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................    $    75      $    68
  Accounts receivable less allowances for loss of
   $886 and $784....................................      2,503        2,346
  Inventories.......................................        401          373
  Other.............................................        749          560
                                                        -------      -------
                                                          3,728        3,347
Property and equipment, at cost.....................     14,118       12,613
Accumulated depreciation............................     (4,518)      (3,987)
                                                        -------      -------
                                                          9,600        8,626
Investments of professional liability insurance
 subsidiary.........................................        896          888
Intangible assets...................................      3,494        3,058
Other...............................................        488          359
                                                        -------      -------
                                                        $18,206      $16,278
                                                        =======      =======
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $   716      $   609
  Salaries, wages and other compensation............        456          391
  Other accrued expenses............................        986        1,131
  Long-term debt due within one year................        287          124
                                                        -------      -------
                                                          2,445        2,255
Long-term debt......................................      6,198        5,548
Deferred credits and other liabilities..............      2,101        2,107
Minority interests in equity of consolidated
 entities...........................................        696          278
Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000
   voting shares and 25,000,000 nonvoting shares;
   issued and outstanding 430,721,600 and
   427,837,300 voting shares and 14,119,000
   nonvoting shares.................................          4            4
  Other.............................................      6,762        6,086
                                                        -------      -------
                                                          6,766        6,090
                                                        -------      -------
                                                        $18,206      $16,278
                                                        =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1995     1994
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $   607  $   528
  Adjustments to reconcile net income to net cash provided by operating activities:
    Merger and facility consolidation costs..................     387      159
    Depreciation and amortization............................     730      579
    Deferred income taxes....................................     (19)     (40)
    Changes in operating assets and liabilities..............    (348)    (103)
    Extraordinary loss on extinguishment of debt.............     170      187
    Other....................................................     (11)      25
                                                              -------  -------
      Net cash provided by operating activities..............   1,516    1,335
                                                              -------  -------
Cash flows from investing activities:
  Purchase of property and equipment.........................  (1,064)    (873)
  Acquisition of EPIC Holdings, Inc. ........................       -     (221)
  Cash acquired in connection with Medical Care America, Inc.
   merger transaction........................................       -      106
  Acquisition of hospitals and health care facilities........  (1,150)    (373)
  Disposition of property and equipment......................     241       80
  Change in investments......................................     (88)     (63)
  Other......................................................     (74)     (66)
                                                              -------  -------
      Net cash used in investing activities..................  (2,135)  (1,410)
                                                              -------  -------
Cash flows from financing activities:
  Issuance of long-term debt.................................   1,764    1,235
  Net changes in commercial paper borrowings and lines of
   credit....................................................     785    1,791
  Repayment of long-term debt................................  (1,924)  (3,400)
  Payment of cash dividends..................................     (34)     (25)
  Issuance of common stock...................................      43      189
  Other......................................................      (8)      (2)
                                                              -------  -------
      Net cash provided by (used in) financing activities....     626     (212)
                                                              -------  -------
Change in cash and cash equivalents..........................       7     (287)
Cash and cash equivalents at beginning of period.............      68      348
                                                              -------  -------
Cash and cash equivalents at end of period................... $    75  $    61
                                                              =======  =======
Interest payments............................................ $   329  $   291
Income tax payments, net of refunds..........................     528      386

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia/HCA" or the "Company") is a Delaware corporation that operates hospitals and ancillary health care facilities through (i) corporate subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports filed on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of Columbia/HCA for the year ended December 31, 1994 filed with the Securities and Exchange Commission on Form 8-K dated April 24, 1995.

  The financial information has been prepared in accordance with Columbia/HCA's customary accounting practices and has not been audited. Management believes that the financial information presented reflects all adjustments necessary for a fair presentation of interim results.

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

NOTE 3--HEALTHTRUST MERGER

  On April 24, 1995, Columbia/HCA consummated a merger with Healthtrust, Inc.--The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). The Healthtrust Merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia/HCA and Healthtrust for all periods presented. The following is a summary of the results of operations of the separate entities for the periods prior to the Healthtrust Merger (dollars in millions):

                                           COLUMBIA/HCA HEALTHTRUST COMBINED
                                           ------------ ----------- --------
   Three months ended March 31, 1995:
     Revenues.............................    $3,337      $1,043    $ 4,380
     Net income...........................       292          66        358
   Three months ended September 30, 1994:
     Revenues.............................    $2,728      $  944    $ 3,668(a)
     Net income...........................       153          38        190(b)
   Nine months ended September 30, 1994:
     Revenues.............................    $8,195      $2,439    $10,621(a)
     Net income...........................       403         126        528(b)

--------
(a) Includes pooling adjustments of $4 million and $13 million for the three months and nine months ended September 30, 1994, respectively, to eliminate data center fees charged by Columbia/HCA to Healthtrust.
(b) Includes pooling adjustment of $1 million for both the three months and nine months ended September 30, 1994, to eliminate discounting of Healthtrust professional general liability loss provisions to conform to Columbia/HCA's accounting method.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--EXTINGUISHMENT OF DEBT

  In the third quarter of 1995, Columbia/HCA refinanced $44 million of subordinated notes and a $76 million note. The refinancings reduced net income in the third quarter of 1995 by $7 million or $.02 per share.

  In the third quarter of 1994, net income was reduced by $23 million or $.05 per share in connection with the refinancing of $136 million of long-term debt.

NOTE 5--OTHER BUSINESS COMBINATIONS

  The following is a summary of acquisitions and joint ventures (excluding the mergers with EPIC Holdings, Inc. ("EPIC") (the "EPIC Merger") and Medical Care America, Inc. ("MCA") (the "MCA Merger")), consummated during the respective nine month periods (dollars in millions):

                                                                  1995    1994
                                                                 ------  ------
Number of hospitals.............................................     23      10
Number of licensed beds.........................................  4,639   2,933
Purchase price information:
  Fair value of assets acquired................................. $1,592  $  523
  Liabilities assumed...........................................   (108)    (65)
                                                                 ------  ------
    Net assets acquired.........................................  1,484     458
  Contributions from minority partners..........................   (330)    (79)
  Net cash acquired.............................................     (4)     (6)
                                                                 ------  ------
      Net cash paid for acquisitions............................ $1,150  $  373
                                                                 ======  ======

  In 1995, the Company exchanged a 225 bed hospital in South Carolina for a 104 bed hospital in Texas and a 126 bed hospital in California.

  In 1994, the Company exchanged a 135 bed hospital in Alabama and a 160 bed hospital in Texas for two hospitals in Georgia with a total of 232 beds.

NOTE 6--INCOME TAXES

  The Internal Revenue Service (the "IRS") has issued statutory notices of deficiency in connection with its examinations of HCA--Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court (the "Tax Court"). The IRS has also proposed certain adjustments in connection with its examinations of HCA's 1989 and 1990 federal income tax returns. In addition, in August 1995, the IRS issued a statutory notice of deficiency in connection with its examination of HCA's 1991 federal income tax return. Columbia/HCA intends to contest the claimed deficiency. The following is a discussion of the disputed items.

 Method of Accounting

  For years 1981 through 1986, most of HCA's hospital subsidiaries (the "Subsidiaries") reported taxable income primarily using the cash method of accounting. This method was prevalent within the hospital industry and the Subsidiaries applied the method in accordance with prior agreements with the IRS. The IRS now asserts that the accrual method of accounting should have been used by the Subsidiaries. The Tax Reform Act of 1986 (the "1986 Act") requires the use of the accrual method of accounting beginning in 1987. Consequently, the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 6--INCOME TAXES (CONTINUED)

Subsidiaries changed to the accrual method of accounting beginning January 1, 1987. In accordance with the provisions of the 1986 Act, income that had been deferred at the end of 1986 is being recognized as taxable income by the Subsidiaries in equal annual installments over ten years. If the IRS should ultimately prevail in its claim that the Subsidiaries should have used the accrual method for 1981 through 1986, the claim would be reduced to the extent that HCA has recognized as taxable income a portion of such deferred income since 1986. In addition, the sale by HCA of numerous Subsidiaries in 1987 that had been using the cash method resulted in the recognition of a substantial gain that would not have been recognized had the Subsidiaries been using the accrual method. If the IRS were successful with respect to this issue, Columbia/HCA would owe an additional $68 million in income taxes and $529 million in interest as of September 30, 1995.

 Hospital Acquisitions

  In connection with hospitals acquired by HCA in 1981 and 1985, the IRS has asserted that a portion of the costs allocated to identifiable assets with ascertainable useful lives should be reclassified as nondeductible goodwill. If the IRS ultimately prevails in this regard, Columbia/HCA would owe an additional $122 million in income taxes and $203 million in interest as of September 30, 1995.

 Insurance Subsidiary

  Based on a Sixth Circuit Court of Appeals decision (the Court having jurisdiction over the HCA issues), HCA has claimed that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible, while the IRS asserts that such premiums are not deductible and that corresponding losses are only deductible at the time and to the extent that claims are actually paid. HCA has claimed the additional deductions in its Tax Court petitions. Through September 30, 1995, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $119 million in interest in connection with this issue.

  As an alternative to its position, HCA has asserted that in connection with the sale of hospitals to Healthtrust in 1987, premiums paid to Parthenon by the sold hospitals, if not deductible as discussed above, became deductible at the time of the sale. Accordingly, HCA claimed such deduction in its 1987 federal income tax return. The IRS has disallowed the deduction and is claiming an additional $4 million in income taxes and $21 million in interest as of September 30, 1995. A final determination that the premiums are not deductible either when paid to Parthenon or upon the sale of certain hospitals to Healthtrust would increase the taxable basis in the hospitals sold, thereby reducing HCA's gain realized on the sale.

 Healthtrust Sale

  In connection with its sale of certain Subsidiaries to Healthtrust in 1987 in exchange for cash, Healthtrust preferred stock and stock purchase warrants, HCA calculated its gain based on the valuation of such stock and warrants by an independent appraiser. The IRS claims a higher aggregate valuation, based on the face amount of the preferred stock and a separate appraisal Healthtrust obtained for the stock purchase warrants. Application of the higher valuation would increase the gain recognized by HCA on the sale. However, if the IRS succeeds in its assertion, HCA's tax basis in its Healthtrust preferred stock and warrants will be increased accordingly, thereby substantially reducing the tax from the sale of such preferred stock and warrants by a corresponding amount. By December 31, 1992, HCA had sold its entire interest in the Healthtrust preferred stock and warrants. Including the effect of the sales of these securities, the IRS is claiming additional interest of $81 million through September 30, 1995.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 6--INCOME TAXES (CONTINUED)

  Also in connection with the 1987 sale of certain Subsidiaries to Healthtrust, the IRS claims that HCA's basis in the stock of the Subsidiaries sold to Healthtrust should be calculated by adjusting such basis to reflect accelerated rather than straight-line depreciation, which would reduce HCA's basis in the stock sold and increase the taxable gain on the sale. The IRS position is contrary to a Tax Court decision in a similar case. The IRS is claiming additional income taxes of $79 million and interest of $95 million through September 30, 1995.

  In connection with the 1987 Healthtrust transactions, the IRS further asserts that, to the extent the Subsidiaries were properly on the cash method through 1986, and therefore properly recognizing taxable income over the ten-year transition period, HCA should have additional income in 1987 equal to the unamortized portion of the deferred income. It is HCA's position that no additional income need be included in 1987 and that the deferred income continues to qualify for the ten-year transition period after the sale. Should the IRS prevail, Columbia/HCA would owe $9 million of additional income taxes and $25 million of interest through September 30, 1995. The position of the IRS is an alternative to its denial of the use of the cash method of accounting previously discussed.

 Doubtful Accounts

  The IRS is asserting that in 1986 HCA was not entitled to include charity care writeoffs in the formula used to calculate its deduction for doubtful accounts. For years 1987 and 1988, the IRS is asserting that HCA was not entitled to exclude from income amounts which are unlikely to be collected. Management believes that such exclusions are permissible under the accrual method of accounting, and because HCA is a "service business" and not a "merchandising business," it is entitled to a special exclusion provided to service businesses by the 1986 Act. The IRS disagrees, asserting that HCA is engaged, at least in part, in a merchandising business. Notwithstanding this assertion, the IRS contends that the exclusion taken by HCA is excessive under applicable Temporary Treasury Regulations. Columbia/HCA believes that the calculation of the exclusion proposed by the IRS is inaccurate since it does not permit the exclusion in accordance with the controlling statute. If the IRS prevails, Columbia/HCA would owe additional income taxes of $137 million and interest of $90 million through September 30, 1995.

 Leveraged Buy-out Expenses

  The IRS has asserted that no deduction is allowed for various expenses incurred in connection with HCA's leveraged buy-out transaction in 1989, including the amortization of loan costs incurred to borrow funds to acquire the stock of the former shareholders, certain fees incurred by the Special Committee of HCA's Board of Directors to evaluate the buy-out proposal, compensation payments to cancel employee stock plans, and various other costs incurred after the buy-out which have been treated as part of the transaction by the IRS. Columbia/HCA believes that all of these costs are deductible. If the IRS prevails on these issues, Columbia/HCA would owe income taxes of $95 million and interest of $45 million through September 30, 1995.

 Other Issues

  Additional federal income tax issues primarily concern disputes over the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. Many of these items, including depreciation, investment tax credits and foreign issues, have been resolved favorably in previous settlements. The IRS is claiming an additional $38 million in income taxes and $25 million in interest through September 30, 1995.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

  Columbia/HCA's business strategy centers on working with physicians and other healthcare providers to develop comprehensive, integrated healthcare delivery networks in targeted markets. The implementation of this strategy typically involves significant health care facility acquisition and consolidation activities.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS

  The following is a summary of operations before extraordinary item for the quarters and nine months ended September 30, 1995 and 1994 (dollars in millions, except per share amounts):

                                                           QUARTER
                                                  ----------------------------
                                                      1995           1994
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues......................................... $4,371  100.0  $3,668  100.0
Salaries, wages and benefits.....................  1,788   40.9   1,531   41.8
Supplies.........................................    629   14.4     525   14.3
Other operating expenses.........................    876   20.1     725   19.8
Provision for doubtful accounts..................    258    5.9     232    6.3
Investment income................................    (29)  (0.7)    (17)  (0.5)
                                                  ------  -----  ------  -----
                                                   3,522   80.6   2,996   81.7
                                                  ------  -----  ------  -----
EBDITA (a).......................................    849   19.4     672   18.3
Depreciation and amortization....................    251    5.8     207    5.6
Interest expense.................................    111    2.5     105    2.9
                                                  ------  -----  ------  -----
Income before minority interests and income
 taxes...........................................    487   11.1     360    9.8
Minority interests...............................     30    0.6       8    0.2
                                                  ------  -----  ------  -----
Income before income taxes.......................    457   10.5     352    9.6
Provision for income taxes.......................    183    4.2     139    3.8
                                                  ------  -----  ------  -----
Income before extraordinary item................. $  274    6.3  $  213    5.8
                                                  ======  =====  ======  =====
Earnings per common and common equivalent share:
  Income before extraordinary item............... $  .61         $  .49
                                                  ======         ======
% changes from prior year:
  Revenues.......................................   19.2
  EBDITA.........................................   26.4
  Income before income taxes.....................   30.2
  Income before extraordinary item...............   28.6
  Earnings per common and common equivalent share
   before extraordinary item.....................   24.5

--------
(a) Income before depreciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

                                                       NINE MONTHS
                                               ------------------------------
                                                   1995            1994
                                               --------------  --------------
                                               AMOUNT   RATIO  AMOUNT   RATIO
                                               -------  -----  -------  -----
Revenues...................................... $13,112  100.0  $10,621  100.0
Salaries, wages and benefits..................   5,291   40.4    4,347   40.9
Supplies......................................   1,907   14.5    1,581   14.9
Other operating expenses......................   2,503   19.1    2,011   19.0
Provision for doubtful accounts...............     746    5.7      631    5.9
Investment income.............................     (68)  (0.5)     (56)  (0.5)
                                               -------  -----  -------  -----
                                                10,379   79.2    8,514   80.2
                                               -------  -----  -------  -----
EBDITA (a)....................................   2,733   20.8    2,107   19.8
Depreciation and amortization.................     730    5.5      579    5.5
Interest expense..............................     347    2.6      281    2.6
Merger and facility consolidation costs.......     387    3.0      159    1.5
                                               -------  -----  -------  -----
Income before minority interests and income
 taxes........................................   1,269    9.7    1,088   10.2
Minority interests............................      80    0.6       21    0.2
                                               -------  -----  -------  -----
Income before income taxes....................   1,189    9.1    1,067   10.0
Provision for income taxes....................     479    3.7      424    4.0
                                               -------  -----  -------  -----
Income before extraordinary item.............. $   710    5.4  $   643    6.0
                                               =======  =====  =======  =====
Earnings per common and common equivalent
 share:
  Excluding merger and facility consolidation
   costs...................................... $  2.11         $  1.76
  Merger and facility consolidation costs.....    (.53)           (.24)
                                               -------         -------
  Income before extraordinary item............ $  1.58         $  1.52
                                               =======         =======
% changes from prior year:
  Revenues....................................    23.4
  EBDITA......................................    29.7
  Income before income taxes..................    11.5
  Income before extraordinary item............    10.6
  Earnings per common and common equivalent
   share before extraordinary item............     3.9
Other information excluding the effect of
 merger and facility consolidation costs:
  Income before income taxes.................. $ 1,576   12.1  $ 1,226   11.5
  Income before extraordinary item............     945    7.2      745    7.0
  % changes from prior year:
    Income before income taxes................    28.6
    Income before extraordinary item..........    27.0
    Earnings per common and common equivalent
     share before extraordinary item..........    19.9

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Third Quarters Ended September 30, 1995 and 1994

  Revenues increased 19.2% to $4.4 billion in the third quarter of 1995 compared to the same period last year, primarily as a result of acquisitions and growth in inpatient and outpatient volumes. The free-standing surgical center business acquired in connection with the merger with MCA in September 1994 increased revenues in the third quarter by $123 million in 1995 and $39 million in 1994. On a same-hospital basis, third quarter 1995 admissions increased 3.2% and adjusted admissions (adjusted to reflect outpatient activity) increased 6.8% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes increased to $457 million in 1995 from $352 million in 1994 and pretax margins increased to 10.5% in 1995 from 9.6% in 1994. The improvement in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased primarily due to improvements in staffing levels. Salaries, wages and benefits declined as a percentage of revenues to 40.9% in 1995 from 41.8% in 1994.

  Income before extraordinary item increased 28.6% to $274 million ($.61 per share) in the third quarter of 1995 compared to $213 million ($.49 per share) in 1994.

 Nine Months Ended September 30, 1995 and 1994

  Revenues increased 23.4% to $13.1 billion for the nine months ended September 30, 1995 compared to the same period last year, primarily as a result of acquisitions and growth in inpatient and outpatient volumes. The acute care facilities acquired in connection with the EPIC Merger in May 1994 increased revenues in the first nine months by $786 million in 1995 and $434 million in 1994, while the free-standing surgical center business acquired in connection with the MCA Merger in September 1994 increased revenues by $368 million in 1995 and $39 million in 1994. On a same-hospital basis, admissions increased 4.4% and adjusted admissions increased 8.2% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes increased to $1.2 billion in 1995 from $1.1 billion in 1994 and pretax margins decreased to 9.1% in 1995 from 10.0% in 1994. Excluding the effect of the merger and facility consolidation costs charged in 1995 and 1994, income before taxes increased 28.6% to $1.6 billion in 1995 from $1.2 billion in 1994 and pretax margins increased to 12.1% in 1995 from 11.5% in 1994. The improvement in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased due to improvements in staffing levels and increased discounts on medical supplies. Salaries, wages and benefits declined as a percentage of revenues to 40.4% in 1995 from 40.9% in 1994, while supply costs declined as a percentage of revenues to 14.5% in 1995 compared to 14.9% in 1994.

  Income before extraordinary item increased 10.6% to $710 million ($1.58 per share) during the first nine months of 1995 compared to $643 million ($1.52 per share) in 1994. Excluding the effects of the merger and facility consolidation costs charged in 1995 and 1994, income before extraordinary item increased 27.0% to $945 million ($2.11 per share) in 1995 compared to $745 million ($1.76 per share) in 1994.

  During the first nine months of 1995, Columbia/HCA recorded $105 million of pretax costs incurred in connection with the Healthtrust Merger. These costs included severance costs, investment advisory fees, and certain charges based upon management's implementation of actions to reduce corporate overhead costs and

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

consolidate management information systems. Pretax charges of $282 million were recorded to writedown assets to estimated net realizable value in connection with management's plans to consolidate duplicative facilities and replace facilities in certain markets.

  During the first nine months of 1994, Columbia/HCA recorded $159 million (before income taxes) of merger and facility consolidation costs in connection with the merger with HCA.

  In connection with the Healthtrust Merger, substantially all of Healthtrust's debt was refinanced to reduce future interest expense and eliminate certain restrictive covenants. During the first nine months of 1995, Columbia/HCA refinanced $1 billion of Healthtrust's long-term debt, $706 million of the borrowings under the Healthtrust bank credit agreement and a $76 million note resulting in an after-tax loss of $103 million ($.23 per share).

  In connection with the merger with HCA, substantial amounts of high-coupon long-term debt were refinanced to reduce future interest expense and eliminate certain restrictive covenants. During the first nine months of 1994, Columbia/HCA refinanced approximately $2.2 billion of long-term debt resulting in an after-tax loss of $115 million ($.27 per share).

LIQUIDITY

  Cash provided by operating activities totaled $1.5 billion for the nine months ended September 30, 1995 compared to $1.3 billion last year. In both periods, cash flows in excess of Columbia/HCA's capital expenditure program were used primarily to finance acquisitions. Working capital totaled $1.3 billion at September 30, 1995 compared to $1.1 billion at December 31, 1994. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  A substantial portion of the merger and facility consolidation costs in 1995 and 1994 comprises the writedown of recorded assets and, accordingly, these transactions did not have a material adverse effect on cash flows from operations.

  Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $981 million at September 30, 1995 and $973 million at December 31, 1994.

  The Company has entered into various joint venture agreements whereby the partners have an option to sell or "put" their interest in the joint ventures back to Columbia/HCA at prices based on fair value. The combined put price of all negotiated joint ventures is material and would have a significant affect on the Company's liquidity in the event all put options were exercised.

  Columbia/HCA's ratio of earnings to fixed charges was 4.20 and 3.79 for the quarters ended September 30, 1995 and 1994, respectively, and 3.71 and 3.99 for the nine months ended September 30, 1995 and 1994, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $1.1 billion for the nine months ended September 30, 1995 compared to $873 million for the same period in 1994. Planned capital expenditures in 1995 (excluding acquisitions) are expected to approximate $1.5 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  Columbia/HCA also expended $1.2 billion and $373 million for acquisitions and joint ventures (excluding the EPIC and MCA Mergers in 1994) during the respective nine months ended September 30, 1995 and 1994. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

  Columbia/HCA intends to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity. At September 30, 1995, there were projects under construction which had an estimated additional cost to complete of approximately $935 million.

OTHER INFORMATION

  As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, Columbia/HCA is contesting certain income taxes and related interest aggregating $1.6 billion at September 30, 1995 proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA would be materially adversely affected.

  Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

  Agreements relating to long-term debt require, among other things, maintenance of certain levels of interest coverage and provide limitations on long-term debt, sales of assets, mergers, changes in ownership and certain other financing activities. Columbia/HCA was in compliance with all such covenants at September 30, 1995.

  Congress is currently working on proposals that would reform the current Medicare and Medicaid programs. The Company is unable to predict what reforms Congress will adopt and there can be no assurance that reform proposals adverse to the business of the Company will not be adopted.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                                 OPERATING DATA

                                                              1995     1994
                                                             ------- ---------
Number of hospitals in operation at:
  March 31..................................................     318       277
  June 30...................................................     321       312
  September 30..............................................     319       311
  December 31...............................................               311
Number of freestanding outpatient surgical centers in
 operation at:
  March 31..................................................     111         6
  June 30...................................................     115         6
  September 30..............................................     118       103
  December 31...............................................               104
Licensed hospital beds at:
  March 31..................................................  61,261    54,179
  June 30...................................................  61,885    58,888
  September 30..............................................  61,255    59,594
  December 31...............................................            59,595
Weighted average licensed beds:
 Quarter:
  First ....................................................  60,960    53,909
  Second....................................................  61,801    57,263
  Third.....................................................  62,211    59,260
  Fourth....................................................            59,576
 Year.......................................................            57,517
Average daily census:
 Quarter:
  First ....................................................  27,713    24,905
  Second....................................................  25,384    23,540
  Third ....................................................  24,176    23,066
  Fourth....................................................            23,874
 Year.......................................................            23,841
Admissions:
 Quarter:
  First .................................................... 454,500   387,100
  Second.................................................... 435,100   384,200
  Third..................................................... 430,400   390,200
  Fourth....................................................           404,000
 Year.......................................................         1,565,500
Length of stay:
 Quarter:
  First ....................................................     5.5       5.8
  Second....................................................     5.3       5.6
  Third.....................................................     5.2       5.4
  Fourth....................................................               5.4
 Year.......................................................               5.6

                          PART II: OTHER INFORMATION

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

      None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

                                                 /s/ Kenneth C. Donahey
Date: November 13, 1995                   -------------------------------------
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)