Form 10-K/A
period 1994-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1995-11-14
CIK 860730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 31, 1994

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

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                   ----------------------
     Common Stock, $.01 Par Value              New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1995, there were outstanding 348,191,828 shares of the Registrant's Common Stock and 14,118,999 shares of the Registrant's Nonvoting Common Stock. As of February 28, 1995, the aggregate market value of the Com-mon Stock held by non-affiliates was approximately $12,505,233,000. For pur-poses of the foregoing calculation only, the Registrant's directors, executive officers, and The Columbia/HCA Healthcare Corporation Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 INTRODUCTION

  This report on Form 10-K/A-1 is being filed with the Securities and Exchange Commission pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K. Such Part III information was previously included in the Proxy Statement of Columbia/HCA Healthcare Corpora-tion (the "Company") for its 1995 Annual Meeting of Stockholders held June 8, 1995 (the "Annual Meeting"). Although the Annual Meeting took place on June 8, 1995, the information set forth herein speaks as of the date the Proxy State-ment was filed with the Securities and Exchange Commission.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  In accordance with the Restated Certificate of Incorporation of the Company, directors of the Company are divided into three classes, such classes being as nearly equal in number as possible. The term of office of each class is three years. The Board of Directors has fixed the number of members of the Board of Directors at 17, currently consisting of five members whose term of office ex-pires in 1995 (Class II Directors), six members whose term of office expires in 1996 (Class III Directors) and six members whose term of office expires in 1997 (Class I Directors).

  At the Annual Meeting it is proposed that the nominees listed below be elected as Class II members of the Board of Directors. Each such director shall be elected to serve in such capacity until the Annual Meeting of Stock-holders in 1998 or until his or her respective successor is duly elected and qualified.

INFORMATION CONCERNING DIRECTORS

  Information concerning the five nominees proposed by the Board of Directors for election as Class II Directors along with information concerning the pres-ent Class I and Class III Directors, whose terms of office will continue after the Annual Meeting, is set forth below.

  In the event that any of the named nominees for director becomes unable or unwilling to accept nomination or election, the person or persons voting the proxy will vote for the election in his or her stead of such person as the Nominating Committee may recommend. Unless otherwise instructed on the proxy, the proxy holders will vote the proxies received by them FOR the election of the nominees shown below:

                                      PRINCIPAL OCCUPATION AND         DIRECTOR
            NAME            AGE       OFFICES WITH THE COMPANY          SINCE
            ----            ---       ------------------------         --------
                                   NOMINEES
                      CLASS II--PRESENT TERM EXPIRES 1995
 T. Michael Long...........  50 Partner, Brown Brothers Harriman &       1991
                                 Co.
 Donald S. MacNaughton.....  77 Retired Chairman of the Executive        1995
                                 Committee, Healthtrust, Inc.
 Rodman W. Moorhead III....  51 Senior Managing Director, E. M.          1993
                                 Warburg Pincus & Co., Inc.
 Carl E. Reichardt.........  63 Retired Chairman of the Board and        1994
                                 Chief Executive Officer, Wells
                                 Fargo & Company
 William T. Young..........  76 Chairman of the Board, W. T. Young,      1993
                                 Inc.
                        DIRECTORS CONTINUING IN OFFICE
                      CLASS I--PRESENT TERM EXPIRES 1997
 Magdalena Averhoff, M.D. .  44 Practicing Physician                     1992
 Charles J. Kane...........  74 Retired Chairman of the Board, Third     1994
                                 National Corporation
 John W. Landrum...........  72 Owner, Springlake Farms                  1993
 R. Clayton McWhorter......  61 Chairman of the Board, Columbia/HCA      1995
                                 Healthcare Corporation
 Frank S. Royal, M.D.......  55 Practicing Physician                     1994
 Robert D. Walter..........  49 Chairman of the Board and Chief          1993
                                 Executive Officer, Cardinal Health,
                                 Inc.

                                       PRINCIPAL OCCUPATION AND         DIRECTOR
            NAME             AGE       OFFICES WITH THE COMPANY          SINCE
            ----             ---       ------------------------         --------
                      CLASS III--PRESENT TERM EXPIRES 1996
 Thomas F. Frist, Jr., M.D..  56 Vice Chairman of the Board,              1994
                                  Columbia/HCA Healthcare Corporation
 J. David Grissom...........  56 Chairman of the Board, Mayfair           1993
                                  Capital
 Richard W. Hanselman.......  67 Private Investor                         1995
 Darla D. Moore.............  40 Investor                                 1994
 Carl F. Pollard............  56 Chairman of the Executive Committee,     1993
                                  Columbia/HCA Healthcare Corporation
                                  and former Chairman of the Board,
                                  Columbia Healthcare Corporation
 Richard L. Scott...........  42 President and Chief Executive            1990
                                  Officer, Columbia/HCA Healthcare
                                  Corporation

  Magdalena Averhoff, M.D. is a physician specializing in gastroenterology practicing in Miami, Florida. Dr. Averhoff has practiced medicine in Miami for more than five years.

  Thomas F. Frist, Jr., M.D. has been Vice Chairman of the Board of the Com-pany since April 1995. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA-Hospital Corporation of America ("HCA") from 1988 to February 1994. Dr. Frist, a founder of the predecessor of HCA, was previously Chairman and Chief Executive Officer of such predecessor from Au-gust 1985 until September 1987, and in September 1987 he was also named Presi-dent. Dr. Frist is Chairman of the Board of Governors of the United Way of America and is a member of the Board of Trustees of Vanderbilt University.

  J. David Grissom is Chairman of the Board of Mayfair Capital, a private in-vestment firm in Louisville, Kentucky, having held such position since March 1989. Prior to that, he was Chairman of the Board and Chief Executive Officer of Citizens Fidelity Corporation from April 1977 until March 1989. Mr. Grissom is also a director of Providian Corporation, Churchill Downs Incorporated, LG&E Energy Corp. and Regal Cinemas.

  Richard W. Hanselman is currently a private investor. From 1981 to 1986, he was Chairman, President and Chief Executive Officer of Genesco, Inc., a diver-sified footwear and apparel business. Prior thereto, he held senior management positions with Beatrice Companies, Inc., Samsonite Corporation and RCA Corpo-ration. Mr. Hanselman is a director of Becton, Dickinson and Company, Arvin Industries, Inc., The Bradford Funds, IMCO Recycling, Inc., Foundation Health Corporation, Benson Eye Corp. and Daisy Manufacturing. Mr. Hanselman is also a Trustee of the Committee for Economic Development.

  Charles J. Kane is the retired Chairman of the Board of Third National Cor-poration (a bank holding company) and was the Senior Chairman and Chief Execu-tive Officer of Third National Bank in Nashville from 1983 until 1985 and President and Chief Executive Officer of Third National Bank in Nashville from 1975 to 1983. Mr. Kane is an emeritus director of Third National Bank in Nash-ville and of American General Corporation.

  John W. Landrum is the owner of Springlake Farms, a farm operations and real estate management company in Harrodsburg, Kentucky.

  T. Michael Long is a partner with Brown Brothers Harriman & Co., a private banking firm, where he has been employed for more than five years. Mr. Long is also a director of Ekco Group, Inc., Neuvo Energy Company and Gulf Canada Re-sources, Ltd.

  Donald S. MacNaughton served as Chairman of the Executive Committee of Healthtrust, Inc.--The Hospital Company ("Healthtrust") from 1987 to April 1995. He retired as an employee of Healthtrust in 1991. Mr. MacNaughton joined Hospital Corporation of America (HCA's predecessor) in 1978 as Chairman and Chief Executive Officer. He continued to serve as Chief Executive Officer of Hospital Corporation of America until 1982, Chairman of the Board until 1985 and as Chairman of the Executive Committee until 1987. Prior to 1978, Mr. Mac-Naughton was Chairman and Chief Executive Officer of The Prudential Insurance Company of America, where he served in various management capacities for 23 years, including nine years as Chairman and Chief Executive Officer. Mr. Mac-Naughton is a member of The Business Council, a member of the Board of Trust-ees of Vanderbilt University and a member of the Board of Directors of Finan-cial Securities Advisors, Inc.

  R. Clayton McWhorter has been Chairman of the Board of the Company since April 1995. Mr. McWhorter was Chairman and Chief Executive Officer of Healthtrust from 1987 to April 1995 and was President of Healthtrust from 1991 to April 1995. Mr. McWhorter served as President and Chief Operating Officer of Hospital Corporation of America (HCA's predecessor) from 1985 to 1987, and as a Director of Hospital Corporation of America from 1983 to 1987. Mr. Mc-Whorter is a director of Third National Bank in Nashville and Ingram Indus-tries, Inc. and is a member of the Board of the Foundation for State Legisla-tures. He is also past Chairman of the Federation of American Health Systems, a past member of the Board of Trustees of the American Hospital Association, a Fellow of the American College of Healthcare Executives and a Trustee of the Committee for Economic Development.

  Darla D. Moore is presently engaged in private investment activities. For more than five years until January 1994, Ms. Moore was a Managing Director of Chemical Bank in New York, New York, where she headed the bank's Restructuring and Reorganization Unit as well as the Retail Industries Group. She is also a director of the University of South Carolina Educational Endowment Board.

  Rodman W. Moorhead III has been employed since 1973 by E.M. Warburg, Pincus & Co., Inc., a specialized financial services firm in New York, where he cur-rently serves as Senior Managing Director. He is also a director of Agridyne Technologies, Inc., Cambridge NeuroScience, Inc., NeXagen, Inc., Value Health, Inc. and Vestar, Inc.

  Carl F. Pollard has served as Chairman of the Executive Committee of the Board of Directors of the Company since February 1994. Mr. Pollard was Chair-man of the Board of the Company from September 1993 to February 1994, and was Chairman and Chief Executive Officer of Galen Health Care, Inc. ("Galen") from March 1, 1993 to September 1, 1993. Mr. Pollard was President and Chief Oper-ating Officer of Humana Inc. from March 1991 to March 1993 and held various other executive positions with Humana prior thereto. He is also a director of Churchill Downs Incorporated and Vestar, Inc.

  Carl E. Reichardt served as the Chairman of the Board and Chief Executive Officer of Wells Fargo & Company (a bank holding company) and of its subsidi-ary, Wells Fargo Bank, N.A. from 1983 to December 1994. Mr. Reichardt is cur-rently a director of Wells Fargo & Company, ConAgra, Inc., Ford Motor Company, Newhall Management Corporation, which is the managing general partner of the Newhall Land & Farming Company (a California limited partnership), and of Pa-cific Gas & Electric Co.

  Frank S. Royal, M.D. has been a practicing physician in Richmond, Virginia for over 20 years. He is Past President/Former Board Chairman of the National Medical Association. He also serves as a member of the Boards of Directors of Crestar Financial Corporation (a bank holding company), Chesapeake Corporation, CXS Corporation, Dominion Resources and Vir-ginia Electric and Power Company, and is on the Boards of Trustees of Meharry Medical College (Chairman of the Board), Virginia Union University (Chairman of the Board) and Richmond Metropolitan YMCA.

  Richard L. Scott has been President and Chief Executive Officer of the Com-pany since September 1993. Mr. Scott was Chairman of the Board and Chief Execu-tive Officer of the Company or its predecessor entities from October 1987 until September 1, 1993. Mr. Scott was a founder of the Company and its predecessor entities. Mr. Scott serves on the Board of Directors of Banc One Corporation.

  Robert D. Walter is Chairman of the Board and Chief Executive Officer of Car-dinal Health, Inc., a pharmaceutical distribution company located in Dublin, Ohio. Mr. Walter serves on the Board of Directors of Banc One Corporation and Westinghouse Electric Corporation.

  William T. Young is Chairman of the Board of W.T. Young, Inc., a warehousing company and horse farm located in Lexington, Kentucky.

  The Board of Directors of the Company has adopted a mandatory retirement pol-icy for members of the Company's Board of Directors, with the policy being ef-fective as of July 1, 1994. Pursuant to the policy, no person may be nominated to a term of office on the Board of Directors if he or she has attained the age of 70 before the first day of the proposed term of office. The policy does not apply to certain present directors of the Company. Donald S. MacNaughton and William T. Young have been "grandfathered" from the provision. Charles J. Kane and John W. Landrum each have agreed to resign effective June 30, 1996. The Board of Directors will then have the power under the Company's Restated Cer-tificate of Incorporation to appoint successors to fill out the remainder of Messrs. Kane and Landrum's terms, or to reduce the size of the Board of Direc-tors.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

  During 1994, the Company's Board of Directors held seven meetings. Also, there are five committees of the Board of Directors which assist the Board in discharging its responsibilities. These committees, their members and functions are discussed below.

  Each incumbent director attended during 1994 at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees on which the individual director served.

  The Audit Committee is presently comprised of four directors: Carl E. Reichardt (Chairman), Magdalena Averhoff, M.D., John W. Landrum and T. Michael Long, none of whom are officers or employees of the Company. The functions of this Committee include review of the programs of the Company's internal audi-tors, the results of their audits, and the adequacy of the Company's system of internal controls and accounting practices. In addition, the Committee reviews the scope of the annual audit by the Company's independent auditors prior to its commencement and reviews the types of services for which the Company re-tains independent auditors. In 1994, this Committee met three times.

  The Compensation Committee is presently comprised of four directors: Darla D. Moore (Chairman), Charles J. Kane, Robert D. Walter and William T. Young, none of whom are officers or employees of the Company. Responsibilities of this Com-mittee include approval of compensation arrangements for executive management, review of compensation plans relating to officers, grants of options and other benefits under the Company's employee benefit plans and general review of the Company's employee compensation policies. In 1994, this Committee met one time.

  The Executive Committee is presently comprised of four directors: Carl F. Pollard (Chairman), Thomas F. Frist, Jr., M.D., R. Clayton McWhorter and Rich-ard L. Scott. This Committee has the authority to exercise all of the powers of the full Board of Directors, with certain exceptions relating to major cor-porate matters. This Committee is available to review with members of manage-ment certain areas of the Company's operations and to act when it is impracti-cal to assemble the entire Board for a meeting. In 1994, this Committee did not meet.

  The Investment Committee is presently comprised of three directors: Rodman
W. Moorhead III (Chairman), J. David Grissom and Frank S. Royal, M.D., none of whom are officers or employees of the Company. The functions of this Committee are to establish guidelines for and to analyze the investment performance de-cisions of the various funds, assets and portfolios of the Company. In 1994, this Committee did not meet.

  The Nominating Committee is presently comprised of four directors: Richard
L. Scott (Chairman), Thomas F. Frist, Jr., M.D., J. David Grissom and Carl F. Pollard. Until September 1, 1996, this Committee will have the exclusive power to nominate persons on behalf of the Board of Directors to serve as directors of the Company. The Nominating Committee will consider nominees for the Board of Directors recommended by stockholders. Directors are selected on the basis of their demonstrated broad knowledge, experience and ability in their chosen endeavors and, most importantly, on the basis of their ability to represent the interests of the stockholders. Recommendations by stockholders for such nominees, which must include biographical information and the proposed nomi-nee's written consent to nomination, must be made in writing to the Secretary of the Company not less than 60 days nor more than 90 days prior to the sched-uled date of the meeting (or, if less than 70 days' notice or prior public disclosure of the date of the meeting is given, the 10th day following the earlier of (i) the day such notice was mailed or (ii) the day such public dis-closure was made). In 1994, this Committee did not meet.

  Directors are elected by a plurality of the votes cast by the holders of the shares present in person or represented by proxy at a meeting at which a quo-rum is present. "Plurality" means that the individuals who receive the largest number of votes cast are elected as directors up to the maximum number of di-rectors to be chosen at the meeting. Consequently, any shares not voted (whether by withholding authority or broker non-vote) have no impact in the election of directors, except to the extent the failure to vote for the indi-vidual results in another individual receiving a larger number of votes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During fiscal 1994, the members of the Compensation Committee were responsi-ble for determining executive compensation and stock option grants to execu-tive officers. The following directors currently serve on the Compensation
Committee: Darla D. Moore, Charles J. Kane, Robert D. Walter and William T. Young. Richard L. Scott, the President and Chief Executive Officer of the Com-pany, submitted recommendations to the Compensation Committee concerning key executive officer compensation, but did not participate in deliberations re-garding the compensation of such key executive officers.

  On November 22, 1992, the Board of Directors of the Company adopted the Co-lumbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (the "Directors Plan"), which provides for option grants to non-employee di-rectors, including those directors that serve on the Compensation Committee. The stockholders of the Company approved the adoption of the Directors Plan on May 20, 1993. See "Directors' Compensation" above.

  Mr. Robert D. Walter, the Chairman, Chief Executive Officer and a principal stockholder of Cardinal Health, Inc., became a member of the Board of Directors of the Company on September 1, 1993. Mr. Walter is a member of the Compensation Committee. A wholly-owned subsidiary of

Cardinal Health, Inc. supplies therapeutic plasma products to certain of the Company's subsidiaries. During the year ended December 31, 1994, the Company's subsidiaries purchased approximately $251,000 in supplies from the Cardinal Health, Inc. subsidiary, which accounted for less than 1/10 of 1% of Cardinal Health, Inc.'s revenues for the same period.

INFORMATION CONCERNING EXECUTIVE OFFICERS

  Information regarding executive officers of the Company is contained in Part I, Item 1 of the Company's Annual Report on Form 10-K, filed on March 31, 1995, which is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a regis-tered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and pro-vide the Company with copies of such reports. Based solely on its review of the copies of such forms received by it, or written representations from cer-tain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the past fiscal year all filing requirements ap-plicable to its officers, directors, and greater than ten-percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly com-pensated executive officers, based on salary and bonus earned during 1994.

                                                                           LONG TERM COMPENSATION
                                                                      ---------------------------------
                                         ANNUAL COMPENSATION                 AWARDS           PAYOUTS
                                 ------------------------------------ --------------------- -----------
                                                         OTHER ANNUAL  RESTRICTED  OPTIONS/              ALL OTHER
   NAME AND PRINCIPAL     FISCAL                         COMPENSATION    STOCK       SARS      LTIP     COMPENSATION
       POSITIONS           YEAR  SALARY ($) BONUS ($)(1)    ($)(2)     AWARDS ($)   (#)(3)  PAYOUTS ($)    ($)(4)
   ------------------     ------ ---------- ------------ ------------ ------------ -------- ----------- ------------
Richard L. Scott........   1994   599,000     520,000     107,272(5)       -       150,000        -        9,240
 President and Chief       1993   371,000     350,000           0          -        60,000        -        5,396
 Executive Officer         1992   275,000     175,000           0          -        50,000        -        4,364
Thomas F. Frist, Jr.,
 M.D....................   1994   633,000     500,000           0          -          -           -        7,500
 Chairman of the           1993      -           -              -          -          -           -          -
 Board(6)                  1992      -           -              -          -          -           -          -
David T. Vandewater.....   1994   425,000     360,000           0     2,404,458(7) 125,000        -        9,240
 Chief Operating Officer   1993   318,000     300,000           0     3,004,018(8)  50,000        -        5,396
                           1992   250,000     150,000           0          -       100,000        -        4,364
David C. Colby..........   1994   288,000     143,000           0          -        50,000        -        9,240
 Senior Vice President,    1993   239,000     200,000           0          -        40,000        -        5,396
 Chief Financial Officer   1992   175,000     120,000           0          -        60,000        -        4,364
 and Treasurer
Stephen T. Braun........   1994   234,000     125,000           0          -        50,000        -        9,240
 Senior Vice President     1993   164,000     250,000           0          -        17,000        -        5,396
 and General Counsel       1992   138,000      75,000           0          -        15,000        -        1,719

--------
(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the following fiscal year.

(2) Except as noted in the table, perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual sal-ary and bonus for the named executive officer.
(3) Options to acquire shares of the Common Stock.
(4) Consists of the Company contributions to the Company's Savings and Invest-ment Plan.
(5) Other annual compensation for Mr. Scott includes Company provided insur-ance of $1,091, relocation expenses of $10,574 and Company provided trans-portation of $95,607.
(6) Dr. Frist's employment by the Company commenced February 10, 1994.
(7) On September 15, 1994, Mr. Vandewater received 57,249 shares of the Common Stock pursuant to the 1992 Stock and Incentive Plan. On such date, the value of such shares was $2,404,458, which the Company recorded as compen-sation expense.
(8) On October 11, 1993, Mr. Vandewater received 109,237 shares of the Common Stock, in a transfer from Richard L. Scott, the President and Chief Execu-tive Officer of the Company. On such date, the value of such shares was $3,004,018, which the Company recorded as compensation expense. The shares were transferred to Mr. Vandewater as an incentive for his continued com-mitment to the Company.

OPTION GRANTS DURING 1994 FISCAL YEAR

  The following table provides information related to options granted to the named executive officers during fiscal 1994.

                                                                       POTENTIAL REALIZABLE
                                                                         VALUE AT ASSUMED
                                                                           ANNUAL RATES
                                                                          OF STOCK PRICE
                                                                           APPRECIATION
                          INDIVIDUAL GRANTS                             FOR OPTION TERM(1)
--------------------------------------------------------------------- -----------------------
                                   % OF TOTAL
                         OPTIONS/ OPTIONS/SARS
                           SARS    GRANTED TO  EXERCISE OR
                         GRANTED  EMPLOYEES IN BASE PRICE  EXPIRATION
NAME                      (#)(2)  FISCAL YEAR   ($/SH)(3)   DATE(4)   0%   5% ($)    10% ($)
----                     -------- ------------ ----------- ---------- --- --------- ---------
Richard L. Scott........ 150,000        3%       38.625     2/11/04     - 3,643,658 9,233,745
Thomas F. Frist, Jr.,
 M.D....................    -           -           -          -        -     -         -
David T. Vandewater..... 125,000      2.5%       38.625     2/11/04     - 3,036,382 7,694,788
David C. Colby..........  50,000        1%       38.625     2/11/04     - 1,214,553 3,077,915
Stephen T. Braun........  50,000        1%       38.625     2/11/04     - 1,214,553 3,077,915

--------
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These amounts do not take into account provisions of the options relating to termination of the option following termination of employment, nontransferability or vesting over periods of up to five years.
(2) Options to acquire shares of the Common Stock. Each executive officer re-ceived a single grant of options during the fiscal year.
(3) The option exercise price may be paid in shares of the Common Stock owned by the executive officer, in cash, or a combination of the foregoing.
(4) The ten-year options become exercisable with respect to 25% of the shares covered thereby on the second, third, fourth and fifth anniversary dates following the date of grant. The exercise price was equal to the fair mar-ket value of the Common Stock on the date of grant.

OPTION EXERCISES DURING 1994 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

  The following table provides information related to options exercised by the named executive officers during the 1994 fiscal year and the number and value of options held at fiscal year end. The Company has not issued stock apprecia-tion rights or warrants to its executive officers.

                                                                                     VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED         IN-THE-MONEY
                                                               OPTIONS/SARS              OPTIONS/SARS
                                                               AT FY-END (#)           AT FY-END ($)(2)
                                                         ------------------------- -------------------------
                          SHARES ACQUIRED      VALUE
NAME                     ON EXERCISE (#)(1) REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ------------------ ------------ ----------- ------------- ----------- -------------
Richard L. Scott........         -               -         45,000       215,000       840,000    1,180,000
Thomas F. Frist, Jr.,
 M.D....................         -               -            -          52,500         -          903,751
David T. Vandewater.....       39,375         964,688      64,167       190,833     1,173,961      957,289
David C. Colby..........       39,375         964,688      73,333       116,677     1,539,161    1,290,839
Stephen T. Braun........         -               -         22,541        71,959       457,260      412,991

--------
(1) Except as noted in the table, the named executive officers did not exer-cise any stock options during 1994.
(2) The closing price for the Common Stock as reported by the New York Stock Exchange, Inc. on December 30, 1994 was $36.50. Value is calculated on the basis of the difference between the option exercise price and $36.50 mul-tiplied by the number of shares of Common Stock underlying the option.

DIRECTORS' COMPENSATION

  Prior to September 1, 1993, the Company's policy for compensating directors who were not employees of the Company was to pay each director $1,250 for each regular Board of Directors meeting which was attended. In addition, the Colum-bia Hospital Corporation Outside Directors' Nonqualified Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors on November 12, 1992, which provided for the grant of an initial option for 3,000 shares of the Common Stock upon election to the Board of Directors (or adoption of the plan), with the subsequent grant of an option for 2,000 shares each year thereafter that the director served on the Board (following the Annual Meeting of Stockholders). The policy for compensating directors was revised on Septem-ber 9, 1993 and February 10, 1994, in connection with the addition of new di-rectors from Galen and HCA. The current policy provides that outside directors are paid an annual retainer of $26,000 for serving on the Board of Directors, a fee of $1,000 per Board meeting attended and reimbursement of expenses in-curred relating to attendance at meetings. In addition, committee chairpersons receive $1,000 per committee meeting attended, and all other committee members receive a fee of $500 per committee meeting attended, in both cases payable only with respect to committee meetings which are not held in conjunction with a meeting of the Board of Directors. On February 10, 1994, the Directors Plan was amended to provide that new directors will receive an initial option to acquire shares of the Common Stock (exercisable at the shares' fair market value on the date of grant of the option) having an aggregate exercise price equal to two times the outside director's annual retainer fee then in effect, but in no event more than 3,000 shares. Following each succeeding annual meet-ing, each outside director who continues in office will receive an option to acquire shares of the Common Stock (exercisable at the shares' fair market value on the date of grant of the option) having an aggregate exercise price equal to the outside director's annual retainer fee then in effect, but in no event more than 2,000 shares. Finally, for directors who were former directors of Galen, the Company matches, on an annual basis, up to $20,000 in charitable contributions and such directors are eligible to participate in the Company's self-funded medical and dental plans.

EXECUTIVE SEVERANCE PAY AGREEMENTS

  The Company has entered into severance pay agreements with thirteen employ-ees of the Company, including all of the named executive officers other than Richard L. Scott and Thomas F. Frist, Jr., M.D. Under the terms of such sever-ance agreements, in the event that at any time prior to September 1, 1995, Mr. Scott does not retain the position and duties of Chief Executive

Officer of the Company for any reason (a "Scott Constructive Termination") and at any time prior to 12 months after the Scott Constructive Termination, the employment of any of such covered individuals with the Company is terminated for any reason or his or her responsibilities are significantly reduced from those held just prior to the date of the Scott Constructive Termination (an "Employee's Constructive Termination"), the Company will pay to any such indi-vidual a lump sum severance payment. Such severance payment shall be in an amount equal to the greater of the employee's annual base salary in effect at September 1, 1993 or the date of the Employee's Constructive Termination mul-tiplied by two in the case of David T. Vandewater; by one and one-half in the case of David C. Colby, Samuel A. Greco and Stephen T. Braun; and by one in the case of all other covered individuals. In addition, upon a Scott Construc-tive Termination, the severance pay arrangements will allow an employee to re-ceive, in cash, a proportionate interest in an unfunded bonus pool. The pool was set at an initial level of approximately $6.3 million and will be in-creased or decreased by approximately $506,000 each month for each whole dol-lar increase or decrease in the month-end closing price of the Common Stock over the August 31, 1993 closing price ($27.625). The employees' proportionate interests in the fund range between 1.3% and 32.6%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth as of April 25, 1995, certain information concerning shares of the Common Stock held by (a) each stockholder owning ben-eficially at least 5% of the outstanding Common Stock, (b) each director or nominee for director of the Company, (c) each executive officer of the Company named in the "Summary Compensation Table" and (d) all directors and executive officers of the Company as a group.

                                                         NUMBER OF
         NAME OF INDIVIDUAL OR NUMBER IN GROUP          SHARES(1)(2)      PERCENT
         -------------------------------------          ------------      -------
The Columbia/HCA Healthcare Corporation Stock Bonus
 Plan..................................................  24,859,383(3)      7.1
FMR Corp. and Edward C. Johnson 3d.....................  23,036,193(3)(4)   6.6
Magdalena Averhoff, M.D................................       5,681(5)       *
Thomas F. Frist, Jr., M.D. ............................  12,392,843(6)      3.5
J. David Grissom.......................................      71,493(7)       *
Richard W. Hanselman...................................       8,800          *
Charles J. Kane........................................      82,635(8)       *
John W. Landrum........................................     204,539(9)       *
T. Michael Long........................................   1,489,655(10)      *
Donald S. MacNaughton..................................     253,054          *
R. Clayton McWhorter...................................   1,488,342(11)      *
Darla D. Moore.........................................     190,995(12)      *
Rodman W. Moorhead III.................................      10,765(13)      *
Carl F. Pollard........................................     589,781(14)      *
Carl E. Reichardt......................................     168,790(15)      *
Frank S. Royal, M.D....................................      75,901(16)      *
Richard L. Scott.......................................   6,077,121(17)     1.7
Robert D. Walter.......................................      32,556(18)      *
William T. Young.......................................     724,699(19)      *
Stephen T. Braun.......................................      33,844(20)      *
David C. Colby.........................................     170,795(21)      *
David T. Vandewater....................................     332,307(22)      *
  All directors and executive officers as a group (28
   persons)............................................  25,109,258(23)     7.2

--------
  * Less than one percent.
 (1) Unless otherwise indicated, each stockholder shown on the table has sole voting and investment power with respect to the shares beneficially owned. The number of shares shown does not include the interest of cer-tain persons in shares held by family members in their own right.

 (2) Each named person or group is deemed to be the beneficial owner of secu-rities which may be acquired within 60 days through the exercise or con-version of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage ben-eficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of class beneficially owned by any other person or group. Accordingly, the indi-cated number of shares includes shares issuable upon conversion of con-vertible securities or upon exercise of options (including employee stock options) held by such person or group.
 (3) The addresses of the persons known to the Company to be the beneficial owners of more than five percent of the outstanding Common Stock are as follows: The Columbia/HCA Healthcare Corporation Stock Bonus Plan--One Park Plaza, Nashville, Tennessee 37203; and FMR Corp. and Edward C. John-son 3d--82 Devonshire Street, Boston, Massachusetts 02109.
 (4) This information is taken from the most recent Schedule 13G filed with the Securities and Exchange Commission (dated February 13, 1995). Such
     Schedule 13G was filed (1) as if all shares set forth as owned by FMR Corp. or Edward C. Johnson 3d ("Mr. Johnson") were owned by both such holders on a joint basis and (2) as if 21,095,286 of such 23,036,193 shares were jointly owned by FMR Corp., Mr. Johnson and Fidelity Manage-ment & Research Company ("Fidelity"), which is a wholly-owned subsidiary of FMR Corp. It was reported in such Schedule 13G that Mr. Johnson (i) owns 24.9% of the outstanding voting common stock of FMR Corp., (ii) is Chairman of FMR Corp. and (iii) along with various trusts for the benefit of Johnson family members constitute a controlling group with respect to FMR Corp. FMR Corp. has reported that it has sole voting power with re-spect to 981,657 of these 23,036,193 shares and sole dispositive power with respect to 23,026,085 of these shares. Mr. Johnson has reported that he has shared voting power with respect to 10,108 of these shares and also claimed sole dispositive power with respect to 23,026,085 of these shares.
 (5) Includes 5,681 shares issuable upon exercise of options.
 (6) Dr. Frist has shared voting and investment power with respect to 1,071,805 of these shares held by a trust of which he is a contingent beneficiary.
 (7) Includes 3,681 shares issuable upon exercise of options.
 (8) Includes 1,995 shares issuable upon exercise of options.
 (9) Includes 681 shares issuable upon exercise of options.
(10) Includes 400,000 shares issuable upon exercise of the Warrant (hereinaf-ter defined), and 1,081,162 shares which are held by The 1818 Fund, L.P. Mr. Long is a co-manager of The 1818 Fund, L.P. and disclaims beneficial ownership of such shares. Also includes 8,493 shares issuable upon exer-cise of options.
(11) Includes 879,238 shares issuable upon exercise of options.
(12) Includes 1,995 shares issuable upon exercise of options.
(13) Includes 3,681 shares issuable upon exercise of options.
(14) Includes 419,256 shares issuable upon exercise of options.
(15) Includes 1,995 shares issuable upon exercise of options.
(16) Includes 1,995 shares issuable upon exercise of options.
(17) Includes 77,500 shares issuable upon exercise of options.
(18) Includes 3,681 shares issuable upon exercise of options.
(19) Includes 3,681 shares issuable upon exercise of options. Also includes 272,108 shares with respect to which Mr. Young has sole voting and in-vestment power and 488,910 shares with respect to which Mr. Young has shared voting and investment power with other persons. Excludes 625,655 shares held by other family members, and in trusts for their benefit, with respect to which Mr. Young has no voting or investment power. Also excludes 498,026 shares held by educational and other non-profit institu-tions of which Mr. Young serves as a member of the governing boards.
(20) Includes 31,958 shares issuable upon exercise of options.

(21) Includes 101,666 shares issuable upon exercise of options.
(22) Includes 76,667 shares issuable upon exercise of options and 65,024 shares of which Mr. Vandewater is trustee for the minor children of Mr. Scott, over which Mr. Vandewater has sole voting and investment power.
(23) Includes shares issuable upon exercise of options to purchase 1,850,332 shares of Common Stock and 400,000 shares issuable upon exercise of the Warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  T. Michael Long, co-manager of The 1818 Fund, L.P. (the "Fund"), became a member of the Board of Directors of the Company on March 18, 1991, in connec-tion with the Fund's purchase of a $40 million principal amount 9% Subordi-nated Mandatory Convertible Note due June 30, 1999 (the "9% Note"). The 9% Note was converted into Common Stock at a conversion price of $18.50 per share in two separate transactions on June 16 and July 1, 1994. The Company also is-sued a warrant to purchase 400,000 shares of Common Stock (the "Warrant") to the Fund. The Warrant is exercisable at any time prior to March 31, 1998, at an exercise price of $20.00 per share, subject to adjustment to prevent dilu-tion in the event of stock splits, recapitalizations and reorganizations. The Fund was also granted certain incidental and demand registration rights by the Company with respect to the shares of Common Stock issuable upon conversion of the 9% Note and exercise of the Warrant (the "Registrable Securities"). As a result, the Fund is entitled to notice of any registration statement filed by the Company on Form S-1, S-2, or S-3 with respect to the registration of shares of Common Stock (other than registration of shares to be issued in ex-change for partnership interests), and the Company is required, subject to certain limitations, to use its best efforts to include the Registrable Secu-rities in such registration at the Company's expense. The registration rights granted to the Fund may, in certain transactions, adversely affect the market price of the Common Stock and limit the Company's ability to raise capital through the public markets. In connection with the purchase of the 9% Note and the Warrant, the Company agreed that the Fund would have the right to nominate one director to the Board so long as the Fund owned shares of the Common Stock, or notes convertible into shares of the Common Stock, representing at least five percent of the fully-diluted outstanding Common Stock of the Compa-ny. The Company is no longer obligated to nominate a director on behalf of the Fund.

  See Item 10 "Directors and Executive Officers of the Registrant--Compensa-tion Committee Interlocks and Insider Participation" concerning certain other transactions between the Company and certain executive officers, directors and principal stockholders of the Company.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the un-dersigned thereunto duly authorized.

                                       Columbia/HCA Healthcare Corporation

                                       By: /s/ Stephen T. Braun
                                          -------------------------------------
                                          Stephen T. Braun Senior Vice
                                          President and General Counsel

Date: November 14, 1995