Form 10-K
period 1995-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1996-04-01
CIK 860730

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

Mark One:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1995

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


                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
     Common Stock, $.01 Par Value              New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 15, 1996, there were outstanding 433,354,931 shares of the Reg-istrant's Common Stock and 14,000,000 shares of the Registrant's Nonvoting Common Stock. As of March 15, 1996 the aggregate market value of the Common Stock held by non-affiliates was approximately $22,866,000,000. For purposes of the foregoing calculation only, the Registrant's directors, executive offi-cers, and The Columbia/HCA Healthcare Corporation Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1995 Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV. Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

  The Exhibit Index is on page 29.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX

                                                                PAGE
                                                              REFERENCE
                                                              ---------
                                 PART I
 Item 1.  Business..........................................       1
 Item 2.  Properties........................................      19
 Item 3.  Legal Proceedings.................................      20
          Submission of Matters to a Vote of Security
 Item 4.  Holders...........................................      22
                                PART II
 Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................      22
 Item 6.  Selected Financial Data...........................      22
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      22
 Item 8.  Financial Statements and Supplementary Data.......      22
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............      22
                                PART III
          Directors and Executive Officers of the
 Item 10. Registrant........................................      22
 Item 11. Executive Compensation............................      22
          Security Ownership of Certain Beneficial Owners
 Item 12. and Management....................................      23
 Item 13. Certain Relationships and Related Transactions....      23
                                PART IV
                 Exhibits, Financial Statement Schedules and
 Item 14. Reports on Form 8-K...............................      23

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Columbia/HCA Healthcare Corporation is one of the largest health care serv-ices companies in the United States. At December 31, 1995, the Company oper-ated 313 general, acute care hospitals and 25 psychiatric hospitals in 32 states and two foreign countries. The Company is a partner in several 50/50 joint ventures that own and operate 19 hospitals and 3 outpatient surgery cen-ters, which are accounted for using the equity method. Such facilities are in-cluded in the hospitals operated totals, but are not consolidated for finan-cial statement purposes and for purposes of reporting certain operating sta-tistics. In addition, as part of its comprehensive health care networks, the Company operates facilities that provide a broad range of outpatient and an-cillary services. At December 31, 1995, the Company operated more than 130 outpatient surgery centers and 200 home health agencies. The term the "Compa-ny" as used herein refers to Columbia/HCA Healthcare Corporation and its di-rect and indirect subsidiaries and affiliated partnerships, unless otherwise stated or indicated by context.

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

  On April 24, 1995, the Company acquired Healthtrust, Inc.--The Hospital Com-pany ("Healthtrust") pursuant to a merger transaction accounted for as a pool-ing of interests (the "Healthtrust Merger"). Healthtrust began operations through the acquisition of a group of hospitals and related assets (the "Healthtrust Formation") from Hospital Corporation of America (the predecessor to HCA) in September 1987. On May 5, 1994, Healthtrust acquired EPIC Holdings, Inc. ("EPIC") in a transaction accounted for as a purchase (the "EPIC Merg-er"). On September 16, 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase (the "MCA Merger"). On February 10, 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") pursuant to a merger transaction accounted for as a pooling of inter-ests (the "HCA Merger"). Effective September 1, 1993, the Company acquired Ga-len Health Care, Inc. ("Galen") pursuant to a merger transaction accounted for as a pooling of interests (the "Galen Merger"). Galen began operations as an independent publicly held corporation upon the distribution of all of its com-mon stock (the "Spinoff") by its then 100% owner, Humana Inc. ("Humana"), on March 1, 1993.

  The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorpo-rated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 327-9551.

BUSINESS STRATEGY

  The Company's strategy is to become a significant, comprehensive provider of quality health care services in targeted markets. The Company pursues its strategy by acquiring the health care facilities necessary to develop a com-prehensive health care network with wide geographic presence throughout the market. Typically, the Company enters a market by acquiring one or more mid- to large-size general, acute care hospitals (over 150 licensed beds), which have either desirable physical plants or ones which can be upgraded on an economically feasible basis. The Company then upgrades equipment and facil-ities and adds new services to increase the attractiveness of the hospital to local physicians and patient populations. The Company typically develops a network by acquiring additional health care facilities including additional general, acute care hospitals, psychiatric hospitals and outpatient facilities such as surgery centers, diagnostic centers, physical therapy centers and other treatment or wellness facilities including home health care agencies. By developing a comprehensive health care network in a local market, the Company achieves greater visibility and is better able to attract physicians and pa-tients by offering a full range of services in the entire market area. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organiza-tions ("PPOs") and employers.

  Upon acquisition of a facility, the Company hires experienced executives to manage its operations and decentralizes operational decision making to the lo-cal level, while providing local physicians and managers the opportunity to purchase equity interests in the operations through a partnership or corporate structure. Management believes the Company's strategy of co-ownership of its facilities with physicians and management produces significant operational ad-vantages. Physicians who have an ownership interest in a facility take a more active role in recruiting other physicians and in improving efficiency by con-taining costs and making more rational capital expenditure decisions, and of-ten are more active supporters of operations and medical staff quality assur-ance activities, as they have a direct personal interest in the success and reputation of the facility. Moreover, because the Company's facilities are co-owned with and operated by prominent members of the local medical community, both community support for the facilities and the Company's ability to recruit physicians to the facilities are enhanced. In addition, by providing local managers of its facilities the opportunity to purchase equity interests in such facilities, the Company creates incentives on the part of its local man-agers to operate their facilities successfully with a long-term perspective.

HEALTH CARE FACILITIES

  The Company currently owns, manages or operates hospitals, ambulatory sur-gery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabil-itation centers and home health care agencies and programs.

  The Company currently operates 313 general, acute care hospitals with 62,936 licensed beds. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hos-pitals also provide outpatient services such as outpatient surgery, laborato-ry, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices con-form to established standards. When the Company acquires a hospital, it estab-lishes quality assurance programs to support and monitor quality of care stan-dards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

  Like most hospitals, the Company's hospitals do not engage in extensive med-ical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical ro-tation of medical students.

  The Company currently operates 25 psychiatric hospitals with 2,866 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tai-lored to child psychiatric, adolescent psychiatric, adult psychiatric, adoles-cent alcohol or drug abuse and adult alcohol or drug abuse patients. The hos-pitals use the treatment team concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis interven-tion, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical medicine. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

  Other outpatient or related health care services operated by the Company in-clude ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers, skilled nursing services and home health/infusion services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive health care network in each of its target markets. The Company currently operates more than 130 outpatient surgery centers and 200 home health agencies (nearly all of which are hospi-tal-based).

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

SOURCES OF REVENUE

  Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geo-graphic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis), acquisitions of additional outpatient facilities and increased pressures from Medicare, Medicaid, HMOs, PPOs, employers and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

  The Company receives payment for patient services from the federal govern-ment primarily under the Medicare program, state governments under their re-spective Medicaid programs, HMOs, PPOs and other private insurers and directly from patients. The approximate percentages of patient revenues of the Company's facilities from such sources during the periods specified below were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1995       1994       1993
                                                  --------   --------   --------
   Medicare......................................       36%        35%        34%
   Medicaid......................................        6          6          6
   Other sources.................................       58         59         60
                                                  --------   --------   --------
   Total.........................................      100%       100%       100%
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

  To attract additional volume, most of the Company's hospitals offer dis-counts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, em-ployers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit the Company's ability to increase charges in response to increasing costs. See "Competition." Pa-tients are generally not responsible for any difference between customary hos-pital charges and amounts reimbursed for such services under Medicare, Medic-aid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been in-creasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payors.

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

  DRG rates are updated and recalibrated periodically and have been affected by several recent federal enactments. The index used by the Health Care Fi-nancing Administration ("HCFA") to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("mar-ket basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY") which begins on October 1. The market basket for FY 1993 was 4.1%, FY 1994 was 4.3%, FY 1995 was 3.6% and for FY 1996 is 3.5%.

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

  The provisions of OBRA-90 required the Secretary (the "Secretary") of the Department of Health and Human Services ("HHS") to develop a proposal for a PPS for all hospital-based outpatient services and inpatient psychiatric care. The Secretary's report, which was due on September 1, 1991, was submitted to Congress on March 17, 1995. The Secretary's report recommends a phase-in of PPS for outpatient services with prospective payment rates being established initially for surgical and radiological services and other diagnostic proce-dures that account for almost half of hospital outpatient Medicare charges. Other groups of outpatient services would be brought under PPS as appropriate methodologies are developed. The report also addressed changes to beneficiary coinsurance and the computation of coinsurance under the current blended pay-ment method. Implementation of the Secretary's proposals would require Con-gress to enact legislation. The Company is unable to assess whether such leg-islation, if any, will be enacted in connection with changes to Medicare reim-bursement of hospital outpatient services. Until such time as the Secretary has implemented a PPS for all hospital-based outpatient services, OBRA-90 di-rects that payments for the reasonable cost of outpatient hospital services (other than for capital related costs) be reimbursed at 94.2% of such reason-able costs for cost reporting periods falling within FY 1991 through FY 1995. OBRA-93 extended this reduction through FY 1998.

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

  The impact of PPS capital reimbursement in the first two years has not been material to Medicare capital reimbursement. The hospital-specific rates for FY 1994 decreased 2.16%. The established Federal Rate for FY 1994 was reduced by 9.33% to $378 per patient discharge and for FY 1995 was reduced by 0.4% to $377 per patient discharge. The hospital-specific rate for FY 1996 increased 18.6%. The Federal Rate for FY 1996 increased 21.2% to $457 per patient dis-charge. These increases were primarily the result of the expiration of a bud-get neutrality provision of OBRA-90 that limited payments to 90% of payments estimated to have been made on a reasonable cost basis during the fiscal year. Legislation passed by Congress and vetoed by the President would have resulted in a reduction of capital payment rates for FY 1996.

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

 Annual Cost Reports

  The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determi-nation of amounts earned under the programs. Providers also have rights of ap-peal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the Company's results of operations or financial position. Since the inception of the Medicare prospec-tive payment system in 1983, the amount of reimbursement to the Company's gen-eral, acute care hospitals potentially affected by audit adjustments has sub-stantially diminished.

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

  The following table sets forth certain operating statistics for hospitals owned and operated by the Company for each of the most recent five years. Medical/surgical hospital operations are subject to certain seasonal fluctua-tions, including decreases in patient utilization during holiday pe-riods and increases in the cold weather months. Psychiatric hospital opera-tions are also subject to certain seasonal fluctuations, including decreases in patient occupancy during the summer months and holiday periods.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                           1995(E)     1994       1993       1992       1991
                          ---------  ---------  ---------  ---------  ---------
Number of hospitals (a).        319        311        274        281        301
Weighted average
 licensed beds (b)......     61,617     57,517     53,247     51,955     54,072
Admissions (c)..........  1,774,800  1,565,500  1,451,000  1,448,000  1,486,200
Average length of stay
 (days).................        5.3        5.6        5.8        6.0        6.3
Average daily census....     25,917     23,841     22,973     23,569     25,816
Occupancy rate (d)......         42%        41%        43%        45%        48%

- --------
(a) End of period.
(b) Weighted average licensed beds is defined as the number of licensed beds after giving effect to the length of time the beds have been licensed dur-ing the period.
(c) Admissions represent the number of patients admitted for inpatient treat-ment.
(d) Occupancy rates are calculated by dividing average daily census by weighted average licensed beds.
(e) This does not include 19 facilities that are not consolidated for finan-cial reporting purposes.

  Beginning in 1983, hospitals began experiencing significant shifts from in-patient to outpatient care as well as decreases in average lengths of inpa-tient stay, primarily as a result of hospital payment changes by Medicare, in-surance carriers and self-insured employers. These changes generally encour-aged the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Another factor af-fecting hospital utilization levels is improved treatment protocols as a re-sult of medical technology and pharmacological advances.

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

  The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services, technology offered and prices charged. The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have de-clined. The Company's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circum-stances.

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

  The Company, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the United States health care system may further impact reimbursement rates. Changes in medical tech-nology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

  The hospital industry and the Company's hospitals continue to have signifi-cant unused capacity, and, thus, there is substantial competition for pa-tients. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payor-required pre- admission au-thorization, utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. To meet these challenges, the Company has expanded many of its hospitals' facilities to include outpatient centers, offers discounts to pri-vate payor groups, enters into capitation contracts in some service areas, up-grades facilities and equipment and offers new programs and services.

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

  In Florida, a budget review process and limitations on net revenue increases per admission have been in effect with respect to the Company's hospitals since January 1, 1986. The increase in hospital net revenues per admission is limited to an annually-determined percentage increase in costs that Florida hospitals pay for goods and services plus a statutory 2%, plus additional amounts which recognize the effect of patient days related to Medicare, Medic-aid and uncompensated charity care. This law limits the ability of Florida hospitals to increase rates to maintain operating margins. The Company owned 55 hospitals aggregating 13,378 beds in Florida as of December 31, 1995.

  In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condi-tion.

 Utilization Review

  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimburse-ment are properly filed. These provisions include a requirement that a sam-pling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of ex-traordinary length of stay or cost. PROs may deny payment for services provid-ed, may assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program. Utilization review is also a requirement of most non- governmental managed care organizations.

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

  In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to pro-mote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statute, the OIG has from time to time issued "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the fraud and abuse law. In May 1992, the OIG issued a special fraud alert regarding hospital incentives to physicians. The alert identified the following incentive arrangements as potential violations of the statute: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted of-fice space or equipment (in facilities usually located close to the hospital),
(c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques,

CPT coding and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physi-cian's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician and (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered. In this fraud alert the OIG encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

  Effective January 1, 1991, Section 1877 of the Social Security Act (commonly known as "Stark I") prohibited referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial rela-tionship. OBRA-93 included certain amendments to Section 1877 (such amendments commonly known as "Stark II") which substantially broadened the scope of pro-hibited physician self-referrals to include referrals by physicians to enti-ties with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include not only the clinical labora-tory services which were the only such services covered by Stark I, but also, among other things, physical and occupational therapy services, radiology services, durable medical equipment, home health, and inpatient and outpatient hospital services. Sanctions for violating Stark I or II include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Stark II contains certain exceptions to the self-referral prohibition, including an exception if the physician has an own-ership interest in the entire hospital. Stark II became effective January 1, 1995 and contemplates the promulgation of regulations implementing the new provisions. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations to be promulgated thereunder will have on the Company.

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

  The OIG has requested information regarding the Company's procedures for preparing Medicare cost reports. The Company is cooperating with the OIG and has provided various information in order to explain the Company's practices. Management believes that any claims in this regard, if asserted, would not have a material adverse effect on the Company's financial position or results of operations.

  Certain of the Company's current financial arrangements with physicians, in-cluding joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Antifraud Amendments,
Section 1877, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations or whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is contin-uing to enter into new financial arrangements with physicians and other prov-iders in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpre-tation.

  The federal Medicaid regulations also prohibit fraudulent and abusive prac-tices and authorize the exclusion from such program of providers in violation of such regulations.

 State Legislation

  Some of the states in which the Company operates have laws that prohibit corporations and other entities from employing physicians and practicing medi-cine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. In addition, some states restrict certain business relationships between physicians and pharma-cies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regu-latory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

 Health Care Reform

  Health care, as one of the largest industries in the United States, contin-ues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insur-ance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance cov-erage to their employees and the creation of a single government health insur-ance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental pro-grams, including Medicare and Medicaid, to health care providers such as hos-pitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's busi-ness, financial condition or results of operations.

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

INSURANCE

  As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, the Company insures a substantial portion of its general and professional liability risks. The Company's health care fa-cilities are insured by the insurance subsidiary for losses of up to $25 mil-lion per occurrence. The Company also maintains general and professional lia-bility insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

  The Company and its insurance subsidiary maintain allowances for loss for professional and general liability risks which totalled $1.2 billion at Decem-ber 31, 1995. Management considers such allowances, which are based on actua-rially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be re-flected as a charge to earnings of the Company. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for alleged and unforeseen liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for general and professional liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

  At December 31, 1995, the Company had approximately 240,000 employees, in-cluding approximately 77,000 part-time employees. Employees at 14 hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the gen-eral inflation rate. In recent years, the Company generally has not experi-enced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff reten-tion programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel.

  The Company's hospitals are staffed by licensed physicians who have been ad-mitted to the medical staff of individual hospitals. With limited exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain perfor-mance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospi-tals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals, and may terminate their affiliation with a hospital at any time.

PENDING HCA TAX LITIGATION; SPINOFF TAX RULING

  As a result of examinations by the Internal Revenue Service (the "IRS") of HCA's federal income tax returns, HCA received statutory notices of deficiency for the years 1981 through 1988. HCA has filed petitions in the U.S. Tax Court opposing these claimed deficiencies. Additionally, the IRS completed its exam-ination for the years 1989 and 1990 and has issued proposed adjustments, which HCA has protested. In the aggregate, the IRS is claiming additional taxes and interest of approximately $600 million. Management of the Company is of the opinion that HCA has properly reported its income and paid its taxes in accor-dance with applicable laws and in accordance with agreements established with the IRS during previous examinations. In management's opinion, the final out-come from the IRS's examinations of prior years' income taxes will not have a material adverse effect on the results of operations, financial position or liquidity of the Company. If all or the majority of the positions of the IRS are upheld, however, the financial position, results of operations and liquid-ity of the Company could be materially adversely affected. Management believes that any cash payments necessary as a result of such final outcome would be funded with cash from operations and, if necessary, with amounts available un-der the Company's revolving credit or other borrowing facilities.

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

ERISA MATTERS

  In connection with the Healthtrust Formation in 1987, Healthtrust's Employee Stock Ownership Plan (the "ESOP") purchased approximately 50.9 million shares of Healthtrust common stock for $810 million. The purchase price was based on the determination of the committee administering the ESOP (the "ESOP Commit-tee") as to the fair market value of such shares at that time. Based on such determination, and subject to limitations contained in the Code, Healthtrust has claimed income tax deductions for contributions to the ESOP for the years to which such contributions relate. Contributions to the ESOP were used by the ESOP to pay interest and principal on the loans owed to Healthtrust. These payments were in turn used by Healthtrust to pay interest and principal on the ESOP term loans under a Healthtrust bank credit agreement and certain other indebtedness related to the ESOP. As a result, Healthtrust was effectively able to obtain a deduction for principal, as well as interest payments, on ESOP related borrowings. If the ESOP Committee's determination of fair market value was incorrect, Healthtrust's contribution to the ESOP may not be fully deductible, which could have a material adverse effect on the Company.

  It was intended that qualified holders of the ESOP term loans and the other indebtedness incurred in connection with the ESOP be entitled to exclude from taxable income 50% of the interest received on such indebtedness. In addition, the loans to the ESOP and the purchase of

Healthtrust common stock by the ESOP were intended to qualify for exemption from the "prohibited transaction" rules under the Code and the Employee Re-tirement Income Security Act of 1974, as amended ("ERISA"), which rules gener-ally prohibit sale and loan transactions between an employer and a qualified retirement plan. The 50% interest exclusion and the prohibited transaction ex-emption were available only if the plan was designed to invest primarily in "employer securities". It is likely that if Healthtrust and HCA were deemed to have been members of the same "controlled group of corporations" for purposes of the relevant section in the Code or ERISA, the stock of HCA, and not Healthtrust's common stock, would have been "employer securities" for these purposes. Healthtrust and HCA concluded that they were not in the same "con-trolled group of corporations" (as defined in Section 409(l) of the Code). If, notwithstanding such conclusion, HCA's common stock were deemed to have been "employer securities" for such purposes, there could be severe adverse conse-quences to Healthtrust, including violation of the prohibited transaction rules discussed above (which could subject Healthtrust or other disqualified persons with respect to the ESOP to an excise tax and could require that cer-tain corrective action be taken) and retroactive increases in the rate of in-terest payable on certain of Healthtrust's previously outstanding ESOP related indebtedness as a result of the loss of the 50% interest exclusion. In addi-tion, the 50% interest exclusion and the prohibited transaction exemption were available only if the price paid by the ESOP reflected the fair market value of the employer securities as determined in good faith by the plan fiducia-ries. Accordingly, if the ESOP Committee's determination of fair market value was incorrect, the 50% interest exclusion might not have been fully available and Healthtrust or other disqualified persons may have committed prohibited transactions, either of which events could have a material adverse effect on the Company.

  The purchase of EPIC common stock by the EPIC Employee Stock Ownership Plan (the "EPIC ESOP") in connection with EPIC's acquisition (the "EPIC Formation") of its facilities from American Medical International, Inc. ("AMI") in 1988 was structured in a manner similar to the purchase of Healthtrust common stock by the ESOP in connection with the Healthtrust Formation and was intended to
(i) qualify for exemption from the "prohibited transaction" rules of the Code and ERISA, (ii) permit EPIC to deduct for federal income tax purposes its con-tributions to the EPIC ESOP used to pay principal and interest on loans made by EPIC to the EPIC ESOP and (iii) permit qualified holders of indebtedness incurred in connection with the EPIC ESOP to benefit from the 50% interest ex-clusion provision referred to above. Exemption from the prohibited transaction rules and the availability of the ESOP related benefits described above de-pends on (i) the amount the EPIC ESOP paid for EPIC common stock not having exceeded the fair market value of that EPIC common stock, (ii) the EPIC common stock being "employer securities" and (iii) compliance with the other relevant provisions of the Code and ERISA. If (i) the EPIC ESOP paid an amount in ex-cess of fair market value for the EPIC common stock, (ii) the EPIC common stock were to fail to qualify as "employer securities" or (iii) the EPIC ESOP were to fail to comply with the other relevant provisions of the Code or ERISA, such events could have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 28, 1996, were as follows:

          NAME           AGE                      POSITION(S)
          ----           ---                      -----------
R. Clayton McWhorter....  62 Chairman of the Board
Thomas F. Frist, Jr.,
 M.D....................  57 Vice Chairman of the Board
Richard L. Scott........  43 President and Chief Executive Officer
David T. Vandewater.....  45 Chief Operating Officer
Stephen T. Braun........  40 Senior Vice President and General Counsel
Victor L. Campbell......  49 Senior Vice President
Richard E. Chapman......  47 Senior Vice President--Information Systems
David C. Colby..........  42 Senior Vice President and Treasurer
Kenneth C. Donahey......  45 Senior Vice President and Controller
W. Leon Drennan.........  40 Senior Vice President--Internal Audit
Samuel A. Greco.........  44 Senior Vice President--Operations Finance
Neil D. Hemphill........  42 Senior Vice President--Human Resources/Administration
Jamie E. Hopping........  42 President--Western Group
Daniel J. Moen..........  44 President--Columbia Sponsored Network Group
Joseph D. Moore.........  49 Senior Vice President--Development
Lindy B. Richardson.....  49 Senior Vice President--Marketing/Public Affairs
Richard A. Schweinhart..  46 Senior Vice President--Columbia Sponsored Networks
James D. Shelton........  42 President--Central Group
Donald E. Steen.........  49 President--International Group
David R. White..........  48 President--Mid-America Group

  R. Clayton McWhorter has served as Chairman of the Board of the Company since April 1995. Mr. McWhorter was Chairman and Chief Executive Officer of Healthtrust from 1987 to April 1995 and was President of Healthtrust from 1991 to April 1995. Mr. McWhorter served as President and Chief Operating Officer of Hospital Corporation of America (HCA's predecessor) from 1985 to 1987, and as a Director of Hospital Corporation of America from 1983 to 1987.

  Thomas F. Frist, Jr., M.D. has served as Vice Chairman of the Board of the Company since April 1995. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA-Hospital Corporation of America ("HCA") from 1988 to February 1994. Dr. Frist, a founder of the predecessor of HCA, was previously Chairman and Chief Executive Officer of such predecessor from Au-gust 1985 until September 1987.

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

  Stephen T. Braun has served as Senior Vice President and General Counsel of the Company since September 1993. Mr. Braun served as Vice President and Gen-eral Counsel of the Company from October 1991 until September 1993. From July 1987 to October 1991, Mr. Braun practiced law with the law firm of Doherty, Rumble & Butler, Profes-sional Association, Saint Paul, Minnesota.

  Victor L. Campbell has served as Senior Vice President of the Company since February 1994. For more than five years prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate, and Government Rela-tions. Mr. Campbell is currently a director of the Federation of American Health Systems and the American Hospital Association.

  Richard E. Chapman has served as Senior Vice President--Information Systems of the Company since February 1995. Mr. Chapman served as Vice President--In-formation Systems for Columbia from September 1993 until February 1995. Mr. Chapman also served as Vice President--Information Systems for both Galen and Humana from 1988 until September 1993.

  David C. Colby has served as Senior Vice President and Treasurer of the Com-pany since February 1994. Mr. Colby served as Chief Financial Officer of the Company or its predecessors from July 1988 until April 1995. Mr. Colby was elected Treasurer of the Company in November 1991.

  Kenneth C. Donahey has served as Senior Vice President and Controller of the Company since April 1995. Prior to that time, Mr. Donahey served as Senior Vice President and Controller of Healthtrust from April 1993 to April 1995. Mr. Donahey also served as Vice President and Controller of Healthtrust from 1987 to 1993.

  W. Leon Drennan has served as Senior Vice President--Internal Audit of the Company since February 1995. From February 1994 to January 1995, Mr. Drennan served as Vice President of the Company. Mr. Drennan served as Vice Presi-dent--Internal Audit for HCA from 1987 until 1994.

  Samuel A. Greco has served as Senior Vice President--Operations Finance of the Company since July 1992. Mr. Greco served as Senior Vice President of Fi-nance--South Florida Division of the Company from November 1990 to July 1992. Mr. Greco was Chief Financial Officer of University Hospital, Tamarac, Flori-da, which is owned and operated by the Company, from January 1990 to November 1990.

  Neil D. Hemphill has served as Senior Vice President--Human Resources of the Company since February 1994. Mr. Hemphill served as Vice President--Human Re-sources of the Company from June 1992 to February 1994. Mr. Hemphill was a Di-rector of Human Resources of Republic Health Corporation (presently called OrNda Healthcorp) from January 1985 to June 1992.

  Jamie E. Hopping has served as President--Western Group of the Company since January 1996. From January 1993, Ms. Hopping was Chief Operating Officer of the Company's South Florida Division and in February 1994 was named President of the South Florida Division. From 1990 to 1993, Ms. Hopping was Chief Execu-tive Officer of Deering Hospital in South Florida.

  Daniel J. Moen has served as President--Columbia Sponsored Network Group since March 1996, and served as President of the Company's Florida Group from February 1994 until March 1996. Mr. Moen was President of the Company's South Florida Division from October 1991 until February 1994. From 1989 until Sep-tember 1991, he served as Vice President, South Florida Market for Humana Inc.

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

  Richard A. Schweinhart has served as Senior Vice President--Columbia Spon-sored Networks of the Company since March 1996. From April 1995 until March 1996, Mr. Schweinhart served as Senior Vice President--Nonhospital Operations, and from September 1993 until April 1995 as Senior Vice President--Finance of the Company. Mr. Schweinhart served as Senior Vice President--Finance for both Galen and Humana from November 1991 to September 1993. Mr. Schweinhart also served as Vice President--Finance of Humana from 1988 until November 1991.

  James D. Shelton has served as President--Central Group of the Company since June 1994. From May 1993 to June 1994, Mr. Shelton was employed by National Medical Enterprises, Inc. ("NME") (presently called Tenet Healthcare Corpora-tion) as Executive Vice President of the Central Division. Mr. Shelton served as Senior Vice President of Operations for NME from August 1986 until May 1993.

  Donald E. Steen has served as President--International Group of the Company since November 1995. From September 1994 until November 1995, Mr. Steen served as President--Western Group of the Company. Mr. Steen was formerly President and Chief Executive Officer of Medical Care America from September 1992 until September 1994 and President, Chief Executive Officer of Medical Care Interna-tional from September 1981 to September 1992.

  David R. White joined the Company in March 1994 and has served as Presi-dent--National Group of the Company since June 1995. Before this period, he served as Executive Vice President and Chief Operating Officer with Community Health Systems, Inc. for eight years.

ITEM 2. PROPERTIES.

   The following table lists, by state, the number of hospitals owned, managed or operated by the Company as of December 31, 1995:

                                                                        LICENSED
      STATE                                                   HOSPITALS   BEDS
      -----                                                   --------- --------
      Alabama................................................      8      1,218
      Alaska.................................................      1        238
      Arizona................................................      5        777
      Arkansas...............................................      3        554
      California.............................................     13      1,755
      Colorado...............................................     10      2,324
      Delaware...............................................      1         74
      Florida................................................     55     13,378
      Georgia................................................     19      3,207
      Idaho..................................................      2        436
      Illinois...............................................      9      2,964
      Indiana................................................      2        466
      Kansas.................................................      3      1,260
      Kentucky...............................................     14      2,946
      Louisiana..............................................     22      3,413
      Mississippi............................................      2        264
      Missouri...............................................      3        786
      Nevada.................................................      1        688
      New Hampshire..........................................      3        295
      New Mexico.............................................      2        381
      North Carolina.........................................      7        980
      Ohio...................................................      3      1,168
      Oklahoma...............................................      7      1,131
      Oregon.................................................      2        198
      South Carolina.........................................      5        903
      Tennessee..............................................     28      4,372
      Texas..................................................     69     13,318
      Utah...................................................     10      1,277
      Virginia...............................................     15      3,155
      Washington.............................................      1        110
      West Virginia..........................................      6        909
      Wyoming................................................      1         70
      INTERNATIONAL
      -------------
      Switzerland............................................      1        185
      United Kingdom.........................................      5        602
                                                                 ---     ------
                                                                 338     65,802
                                                                 ===     ======

  In addition to the hospitals listed in the above table, the Company operates more than 135 outpatient surgery centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at the Company's hospitals.

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

  A class action styled Mary Forsyth et al. v. Humana Inc. et al., Case #CV-S-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States Dis-trict Court for the District of Nevada (the "Forsyth" case). On August 12, 1991, a Second Amended Complaint was filed in the Forsyth case which signifi-cantly increased the amount of damages claimed by the plaintiffs in previously filed complaints. The claimed damages increased from $10 million to $84,520,143 in connection with a count which alleges a violation of the Em-ployee Retirement Income Security Act (the "ERISA Count"); from $10 million to $181,034,570 (before trebling) in connection with an alleged violation of the Sherman Anti-Trust Act (the "Anti-Trust Count"); and from $10 million to $181,034,570 (before trebling) for an alleged violation of the Racketeer In-fluenced and Corrupt Organization Act (the "RICO Count"). In late March 1992, as part of the discovery process, the plaintiffs provided information in re-gard to their calculation of damages which indicates they are seeking recovery of $49,440,000 of damages plus approximately $15,396,000 of interest in the ERISA Count and $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest in the RICO Count. Specific amounts were not readily apparent for the Anti-Trust Count but it appears the plaintiffs believe their claimed damages in the Anti-Trust Count would be similar to those in the RICO Count. The ERISA Count, which is being asserted by the Co-Payer Class, claims that Humana Inc. ("Humana") violated a fiduciary duty in connection with (i) the calculation of co-insurance payments required under policies issued by Humana's insurance subsidiary ("Humana Insurance") for insureds who were treated at Sunrise Hospital in Las Vegas (now owned by the Company), and (ii) payments to the hospital by Humana Insurance. The Anti-Trust Count, which is being asserted by the Premium Payer Class, alleges that Sunrise Hospital has monopolized or has attempted to monopolize the for-profit, acute care hospital services market in Clark County, Nevada, and that Humana Insurance engaged in predatory pricing in connection with the sale of insurance policies to members of such class. The plaintiffs have also indicated damages with respect to the Co-Payer Class. The RICO Count, which is being asserted by both the Premium Payer and Co-Payer Classes, alleges fraud in connection with (i) the sale of insurance policies to members of the Premium Payer Class and (ii) the calcula-tion of the co-insurance payments. On June 22, 1992, defendants filed a Motion for Summary Judgment on all three counts of the Complaint. On July 21, 1993, Summary Judgment was entered in favor of defendants on all counts, although the Court allowed the Co-Payer Class to file a Third Amended Complaint. On Au-gust 24, 1993, the plaintiffs filed a Third Amended Complaint against Humana Insurance, seeking to recover at least $2,000,000, plus interest, which repre-sents the difference between their co-insurance payments and what the payments would have been if calculated based on the discounted payments made by Humana Insurance to Sunrise Hospital. The plaintiffs filed a Motion for Summary Judg-ment on the Third Amended Complaint on November 10, 1993. The Court granted the plaintiff's Motion for Summary Judgment on June 3, 1994. The plaintiffs have appealed the grant of defendants Motion for Summary Judgment on the RICO Count and the Anti-Trust Count. The matter was argued before the Ninth Circuit Court of Appeals on December 4, 1995. There has been no ruling as of the date here-of. Pursuant to an Assumption of Liabilities and Indemnification Agreement en-tered into in connection with the Spinoff, Humana assumed approximately 39% and Galen assumed approximately 61% of all liabilities, costs and expenses arising out of certain identified legal proceedings and claims, including the Forsyth case.

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

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation et al., was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). The lawsuit is a qui tam action brought by a private party (or "relator") on behalf of the United States of America. The relator claims that the defendants (the Company and certain sub-sidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce refer-rals, such as: (i) offering physicians equity interests in hospitals; (ii) of-fering loans to physicians; (iii) paying money under the guise of "consulta-tion fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing free or reduced rate rents for office space; (vi) providing free or reduced-rate vaca-tions and trips; (viii) providing income guarantees; and (ix) granting physi-cians exclusive rights to perform procedures in particular fields of practice. The lawsuit is premised on alleged violations of the False Claims Act, 31 U.S.C. (S)3729 et seq. The complaint seeks damages of three times the amount of all Medicare claims (involving false claims) presented by the defendants to the federal government, a civil penalty of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. Although expressly permitted to do so, the United States has thus far declined to intervene in the case and assume prosecution of the claims asserted by the relator. The defendants filed a Motion to Dismiss the Second Amended Complaint on November 29, 1995. Discovery has been stayed pending a ruling on the motion. The Company believes that the allegations in the complaint are without merit and intends to pursue the defense of this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information required by this item is set forth in the Company's 1995 An-nual Report to Stockholders under the heading "Stock Information and Divi-dends," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item is set forth in the Company's 1995 An-nual Report to Stockholders under the heading "Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item is set forth in the Company's 1995 An-nual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item is set forth on pages 16 through 39 in the Company's 1995 Annual Report to Stockholders, which information is incor-porated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is set forth under the heading "Elec-tion of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is con-tained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorpo-rated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth under the heading "Execu-tive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth under the heading "Prin-cipal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth under the heading "Cer-tain Transactions" in the definitive proxy materials of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which infor-mation is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of the report:

 1.   Financial Statements

              The consolidated financial statements to be included in Part II,
              Item 8, are incorporated by reference to the Company's 1995 An-nual Report to Stockholders (See Exhibit 13).

 2.   List of Financial Statement Schedules
              Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993 is included in Page S-1 of this Annual Report on Form 10-K. All other schedules are omitted because the required information is not present or not present in material amounts.
 3.   List of Exhibits
   3.1        Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(a) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   3.2(a) By-laws of the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).
   3.2(b) Amendment to By-laws of the Company (filed as Exhibit 3(b).1 to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Form SE to Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.2 Columbia Hospital Corporation 9% Subordinated Mandatory Convert-ible Note Due June 30, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.3 Registration Rights Agreement between the Company and The 1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.4 Securities Purchase Agreement by and between the Company and The 1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).

   4.5 Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.6 Registration Rights Agreement dated as of March 16, 1989, by and among HCA- Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
   4.7 Assignment and Assumption Agreement dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Com-pany relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.8 Amended and Restated Rights Agreement dated February 10, 1994 between the Company and Mid-America Bank of Louisville and Trust Company (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and in-corporated herein by reference).
   4.9(a) $1 Billion Credit Agreement dated as of February 10, 1994 (the "364 Day Agreement"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.9 to the Company's Annual Re-port on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.9(b) Agreement and Amendment to the 364 Day Agreement dated as of September 26, 1994 (filed as Exhibit 4.9 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.9(c) Agreement and Amendment to the 364 Day Agreement dated as of February 28, 1996 (which Agreement and Amendment is filed here-with).
   4.10(a) $2 Billion Credit Agreement dated as of February 10, 1994 (the "Credit Facility"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.10(b) Agreement and Amendment to the Credit Facility dated as of Sep-tember 26, 1994 (filed as Exhibit 4.10 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.10(c) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 28, 1996 (which Agreement and Amendment is filed here-with).
   4.11 Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit
              4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by refer-
              ence).
  10.1 Agreement and Plan of Merger among the Company, COL Acquisition Corporation and Healthtrust, Inc.--The Hospital Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
  10.2 Agreement and Plan of Merger among the Company, CHOS Acquisition Corporation and HCA-Hospital Corporation of America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registra-tion Statement on Form S-4 (File No. 33-50735), and incorporated herein by reference).

  10.3 Agreement and Plan of Merger between Galen Health Care, Inc. and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No. 33-49773), and incorporated herein by reference).
  10.4 Agreement and Plan of Merger among Hospital Corporation of Amer-ica, HCA- Hospital Corporation of America and TF Acquisition, Inc. dated November 21, 1988 plus a list identifying the con-tents of all omitted exhibits to the Agreement and Plan of Merger plus an agreement of Hospital Corporation of America to furnish supplementally to the Securities and Exchange Commission upon request a copy of all omitted exhibits (filed as Exhibit 2 to Hospital Corporation of America's Current Report on Form 8-K dated November 21, 1988, and incorporated herein by reference).
  10.5 Amendment No. 1 to Agreement and Plan of Merger dated as of Feb-ruary 7, 1989, among Hospital Corporation of America, HCA-Hospi-tal Corporation of America and TF Acquisition, Inc. (filed as
              Exhibit 2(b) to Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1988, and incorpo-rated herein by reference).
  10.6 Columbia Hospital Corporation Stock Option Plan (filed as Ex-hibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
  10.7 Columbia Hospital Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48886), and incorporated herein by ref-erence).*
  10.8 Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company's Regis-tration Statement on Form S-8 (File No. 33-55272), and incorpo-rated herein by reference).*
  10.9 HCA-Hospital Corporation of America 1989 Nonqualified Stock Op-tion Plan, as amended through December 16, 1991 (filed as Ex-hibit 10(g) to HCA-Hospital Corporation of America's Registra-tion Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
  10.10 Form of Stock Option Agreement under the HCA-Hospital Corpora-tion of America 1989 Nonqualified Stock Option Plan (filed as
              Exhibit 10(j) to HCA-Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*
  10.11 HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company's Registration State-ment on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
  10.12 Termination Agreement between the Company and Carl F. Pollard dated December 16, 1993 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.13 Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.'s Registra-tion Statement on Form 10, as amended, and incorporated herein by reference).
  10.14 Form of Severance Pay Agreement between Galen Health Care, Inc. and certain executives (filed as Exhibit 10(jj) to Galen Health Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).*
  10.15 Form of Severance Agreement between HCA-Hospital Corporation of America and certain executives dated as of November 1, 1993 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorpo-rated herein by reference).*

  10.16       Assumption Agreement among the Company, CHOS Acquisition Corpo-
              ration and HCA-Hospital Corporation of America dated as of Feb-
              ruary 10, 1994, relating to the Severance Agreements (filed as
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.17       Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.18       Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as
              Exhibit 4.15 to the Company's Registration Statement on Form S-8
              (File No. 33-50147), and incorporated herein by reference).*
  10.19       Columbia/HCA Healthcare Corporation Annual Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.20       Columbia/HCA Healthcare Corporation Directors' Retirement Policy
              (filed as Exhibit 10.20 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.21       HCA-Hospital Corporation of America 1992 Stock Compensation Plan
              (filed as Exhibit 10(t) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and in-
              corporated herein by reference).*
  10.22       Columbia/HCA Healthcare Corporation 1995 Management Stock Pur-
              chase Plan (which plan is filed herewith).*
  10.23       Employment Agreement, dated November 15, 1993 by and between
              Medical Care America, Inc. and Donald E. Steen (which agreement is filed herewith).*
  10.24       Employment Agreement, dated April 24, 1995 by and between the
              Company and R. Clayton McWhorter (which agreement is filed here-
              with).*
  11          Statement re Computation of Earnings Per Common and Common
              Equivalent Share.
  12          Statement re Computation of Ratio of Earnings to Fixed Charges.
  13          Portions of the 1995 Annual Report to Stockholders of the Compa-
  21          ny.
              List of Subsidiaries.
  23.1        Consent of Ernst & Young LLP.
  23.2        Consent of Sr. Judith Ann Karam, CSA.
  27          Financial Data Schedule.
- --------
* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

 DATE OF CURRENT
 REPORT                                ITEM(S) REPORTED
 ---------------                       ----------------
 November 24, 1995 Form of 7.19% Debenture due 2015 and 7.50% Debenture due
                   2095 issued by the Company
 December 8, 1995  Form of 7.05% Debenture due 2027 issued by the Company

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996

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

              SIGNATURE                         TITLE                DATE

      /s/ R. Clayton McWhorter          Chairman of the         March 29, 1996
- -------------------------------------    Board

        R. CLAYTON MCWHORTER
   /s/ Thomas F. Frist, Jr., M.D.       Vice Chairman of the    March 29, 1996
- -------------------------------------    Board

     THOMAS F. FRIST, JR., M.D.
        /s/ Richard L. Scott            President, Chief        March 29, 1996
- -------------------------------------    Executive Officer
          RICHARD L. SCOTT               and Director

         /s/ David C. Colby             Senior Vice             March 29, 1996
- -------------------------------------    President and
           DAVID C. COLBY                Treasurer
                                         (Principal
                                         Financial Officer)

       /s/ Kenneth C. Donahey           Senior Vice             March 29, 1996
- -------------------------------------    President and
         KENNETH C. DONAHEY              Controller
                                         (Principal
                                         Accounting Officer)

    /s/ Magdalena Averhoff, M.D.        Director                March 29, 1996
- -------------------------------------
      MAGDALENA AVERHOFF, M.D.

              SIGNATURE                         TITLE                DATE

         /s/ Charles J. Kane            Director                March 29, 1996
- -------------------------------------
           CHARLES J. KANE

         /s/ John W. Landrum            Director                March 29, 1996
- -------------------------------------
           JOHN W. LANDRUM

         /s/ T. Michael Long            Director                March 29, 1996
- -------------------------------------
           T. MICHAEL LONG

      /s/ Donald S. MacNaughton         Director                March 29, 1996
- -------------------------------------
        DONALD S. MACNAUGHTON

                                        Director
- -------------------------------------
       RODMAN W. MOORHEAD III

        /s/ Carl E. Reichardt           Director                March 29, 1996
- -------------------------------------
          CARL E. REICHARDT

      /s/ Frank S. Royal, M.D.          Director                March 29, 1996
- -------------------------------------
        FRANK S. ROYAL, M.D.

                                        Director

- -------------------------------------
                                        Director
          ROBERT D. WALTER
- -------------------------------------
          WILLIAM T. YOUNG

                               INDEX TO EXHIBITS

EXHIBIT
NO.      DESCRIPTION
- -------  -----------

 1.   Financial Statements

              The consolidated financial statements to be included in Part II,
              Item 8, are incorporated by reference to the Company's 1995 An-nual Report to Stockholders (See Exhibit 13).

 2.   List of Financial Statement Schedules
              Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993 is included in Page S-1 of this Annual Report on Form 10-K. All other schedules are omitted because the required information is not present or not present in material amounts.
 3.   List of Exhibits
   3.1        Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(a) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   3.2(a) By-laws of the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).
   3.2(b) Amendment to By-laws of the Company (filed as Exhibit 3(b).1 to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Form SE to Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.2 Columbia Hospital Corporation 9% Subordinated Mandatory Convert-ible Note Due June 30, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.3 Registration Rights Agreement between the Company and The 1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.4 Securities Purchase Agreement by and between the Company and The 1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.5 Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.6 Registration Rights Agreement dated as of March 16, 1989, by and among HCA- Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).

EXHIBIT
NO.      DESCRIPTION
- -------  -----------

   4.7 Assignment and Assumption Agreement dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Com-pany relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.8 Amended and Restated Rights Agreement dated February 10, 1994 between the Company and Mid-America Bank of Louisville and Trust Company (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and in-corporated herein by reference).
   4.9(a) $1 Billion Credit Agreement dated as of February 10, 1994 (the "364 Day Agreement"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.9 to the Company's Annual Re-port on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.9(b) Agreement and Amendment to the 364 Day Agreement dated as of September 26, 1994 (filed as Exhibit 4.9 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.9(c) Agreement and Amendment to the 364 Day Agreement dated as of February 28, 1996 (which Agreement and Amendment is filed here-with).
   4.10(a) $2 Billion Credit Agreement dated as of February 10, 1994 (the "Credit Facility"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.10(b) Agreement and Amendment to the Credit Facility dated as of Sep-tember 26, 1994 (filed as Exhibit 4.10 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.10(c) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 28, 1996 (which Agreement and Amendment is filed here-with).
   4.11 Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit
              4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by refer-
              ence).
  10.1 Agreement and Plan of Merger among the Company, COL Acquisition Corporation and Healthtrust, Inc.--The Hospital Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
  10.2 Agreement and Plan of Merger among the Company, CHOS Acquisition Corporation and HCA-Hospital Corporation of America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registra-tion Statement on Form S-4 (File No. 33-50735), and incorporated herein by reference).
  10.3 Agreement and Plan of Merger between Galen Health Care, Inc. and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No. 33-49773), and incorporated herein by reference).

EXHIBIT
NO.      DESCRIPTION
- -------  -----------

  10.4 Agreement and Plan of Merger among Hospital Corporation of Amer-ica, HCA- Hospital Corporation of America and TF Acquisition, Inc. dated November 21, 1988 plus a list identifying the con-tents of all omitted exhibits to the Agreement and Plan of Merger plus an agreement of Hospital Corporation of America to furnish supplementally to the Securities and Exchange Commission upon request a copy of all omitted exhibits (filed as Exhibit 2 to Hospital Corporation of America's Current Report on Form 8-K dated November 21, 1988, and incorporated herein by reference).
  10.5 Amendment No. 1 to Agreement and Plan of Merger dated as of Feb-ruary 7, 1989, among Hospital Corporation of America, HCA-Hospi-tal Corporation of America and TF Acquisition, Inc. (filed as
              Exhibit 2(b) to Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1988, and incorpo-rated herein by reference).
  10.6 Columbia Hospital Corporation Stock Option Plan (filed as Ex-hibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
  10.7 Columbia Hospital Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48886), and incorporated herein by ref-erence).*
  10.8 Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company's Regis-tration Statement on Form S-8 (File No. 33-55272), and incorpo-rated herein by reference).*
  10.9 HCA-Hospital Corporation of America 1989 Nonqualified Stock Op-tion Plan, as amended through December 16, 1991 (filed as Ex-hibit 10(g) to HCA-Hospital Corporation of America's Registra-tion Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
  10.10 Form of Stock Option Agreement under the HCA-Hospital Corpora-tion of America 1989 Nonqualified Stock Option Plan (filed as
              Exhibit 10(j) to HCA-Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*
  10.11 HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company's Registration State-ment on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
  10.12 Termination Agreement between the Company and Carl F. Pollard dated December 16, 1993 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.13 Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.'s Registra-tion Statement on Form 10, as amended, and incorporated herein by reference).
  10.14 Form of Severance Pay Agreement between Galen Health Care, Inc. and certain executives (filed as Exhibit 10(jj) to Galen Health Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).*
  10.15 Form of Severance Agreement between HCA-Hospital Corporation of America and certain executives dated as of November 1, 1993 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorpo-rated herein by reference).*

EXHIBIT
NO.      DESCRIPTION
- -------  -----------

  10.16       Assumption Agreement among the Company, CHOS Acquisition Corpo-
              ration and HCA-Hospital Corporation of America dated as of Feb-
              ruary 10, 1994, relating to the Severance Agreements (filed as
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.17       Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.18       Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as
              Exhibit 4.15 to the Company's Registration Statement on Form S-8
              (File No. 33-50147), and incorporated herein by reference).*
  10.19       Columbia/HCA Healthcare Corporation Annual Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.20       Columbia/HCA Healthcare Corporation Directors' Retirement Policy
              (filed as Exhibit 10.20 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.21       HCA-Hospital Corporation of America 1992 Stock Compensation Plan
              (filed as Exhibit 10(t) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and in-
              corporated herein by reference).*
  10.22       Columbia/HCA Healthcare Corporation 1995 Management Stock Pur-
              chase Plan (which plan is filed herewith).*
  10.23       Employment Agreement, dated November 15, 1993 by and between
              Medical Care America, Inc. and Donald E. Steen (which agreement is filed herewith).*
  10.24       Employment Agreement, dated April 24, 1995 by and between the
              Company and R. Clayton McWhorter (which agreement is filed here-
              with).*
  11          Statement re Computation of Earnings Per Common and Common
              Equivalent Share.
  12          Statement re Computation of Ratio of Earnings to Fixed Charges.
  13          Portions of the 1995 Annual Report to Stockholders of the Compa-
  21          ny.
              List of Subsidiaries.
  23.1        Consent of Ernst & Young LLP.
  23.2        Consent of Sr. Judith Ann Karam, CSA.
  27          Financial Data Schedule.
- --------
* Management compensatory plan or arrangement.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

                                               ADDITIONS
                                    BALANCE AT CHARGED TO              BALANCE
                                    BEGINNING  COSTS AND  DEDUCTIONS   AT END
                                    OF PERIOD   EXPENSES  OR PAYMENTS OF PERIOD
                                    ---------- ---------- ----------- ---------
Allowances for doubtful accounts:
  Year ended December 31, 1993.....    $583       $699       $(645)     $637
  Year ended December 31, 1994.....     637        853        (706)      784
  Year ended December 31, 1995.....     784        998        (881)      901