Form 10-Q
period 1996-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1996-05-10
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                YES  X    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK             APRIL 30, 1996
                ---------------------           ------------------
        Voting common stock, $.01 par value     433,678,700 shares
        Nonvoting common stock, $.01 par value   14,000,000 shares

                                    1 of 18
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1996

                                                                           PAGE OF
PART I: FINANCIAL INFORMATION                                             FORM 10-Q
- -----------------------------                                             ---------
Item 1. Financial Statements
    Condensed Consolidated Statement of Income--for the quarters ended
     March 31, 1996 and 1995.............................................      3
    Condensed Consolidated Balance Sheet--March 31, 1996 and December 31,
     1995................................................................      4
    Condensed Consolidated Statement of Cash Flows--for the quarters
     ended March 31, 1996 and 1995.......................................      5
    Notes to Condensed Consolidated Financial Statements.................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of     Operations ..............................................      9
PART II: OTHER INFORMATION
- --------------------------
Items 1 to 6.............................................................     15

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1996     1995
                                                              -------  -------
Revenues..................................................... $ 4,951  $ 4,380
Salaries and benefits........................................   1,958    1,738
Supplies.....................................................     689      635
Other operating expenses.....................................     953      794
Provision for doubtful accounts..............................     271      241
Depreciation and amortization................................     268      233
Interest expense.............................................     130      115
Equity in earnings of affiliates.............................     (41)      (3)
                                                              -------  -------
                                                                4,228    3,753
                                                              -------  -------
Income before minority interests and income taxes............     723      627
Minority interests in earnings of consolidated entities......      28       25
                                                              -------  -------
Income before income taxes...................................     695      602
Provision for income taxes...................................     279      244
                                                              -------  -------
Net income................................................... $   416  $   358
                                                              =======  =======
Earnings per common and common equivalent share.............. $   .92  $   .80
Cash dividends per common share.............................. $   .03  $   .03
Shares used in computing earnings per common and common
 equivalent share (in thousands)............................. 452,032  447,446



                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1995
                                                          --------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................   $   105    $   232
  Accounts receivable, less allowances for doubtful ac-
   counts of $1,296 and $901............................     2,843      2,665
  Inventories...........................................       417        406
  Other.................................................       812        897
                                                           -------    -------
                                                             4,177      4,200
Property and equipment, at cost.........................    14,765     14,315
Accumulated depreciation................................    (4,761)    (4,564)
                                                           -------    -------
                                                            10,004      9,751
Investments of professional liability insurance subsidi-
 ary....................................................     1,036      1,071
Investments in and advances to affiliates...............     1,097      1,021
Intangible assets.......................................     3,555      3,497
Other...................................................       320        352
                                                           -------    -------
                                                           $20,189    $19,892
                                                           =======    =======
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $   814    $   829
  Accrued salaries......................................       411        520
  Other accrued expenses................................     1,260      1,146
  Long-term debt due within one year....................       150        243
                                                           -------    -------
                                                             2,635      2,738
Long-term debt..........................................     7,287      7,137
Deferred taxes and other liabilities....................     2,055      2,166
Minority interests in equity of consolidated entities...       633        722
Common stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000 voting
   shares and 25,000,000 nonvoting shares; issued and
   outstanding 433,558,800 voting shares and 14,000,000
   nonvoting shares--March 31, 1996 and 431,699,700
   voting shares and 14,119,000 nonvoting shares--
   December 31, 1995....................................         4          4
  Other.................................................     7,575      7,125
                                                           -------    -------
                                                             7,579      7,129
                                                           -------    -------
                                                           $20,189    $19,892
                                                           =======    =======


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                   1996   1995
                                                                   -----  ----
Cash flows from operating activities:
  Net income...................................................... $ 416  $358
  Adjustments to reconcile net income to net cash provided by op-
   erating activities:
    Depreciation and amortization.................................   268   233
    Deferred income taxes.........................................   (19)  (13)
    Changes in operating assets and liabilities...................   (93)  (85)
    Other.........................................................    10    30
                                                                   -----  ----
      Net cash provided by operating activities...................   582   523
                                                                   -----  ----
Cash flows from investing activities:
  Purchase of property and equipment..............................  (385) (346)
  Acquisition of hospitals and health care facilities.............  (329) (335)
  Change in other investments.....................................     8  (137)
  Other...........................................................   (78)  (64)
                                                                   -----  ----
      Net cash used in investing activities.......................  (784) (882)
                                                                   -----  ----
Cash flows from financing activities:
  Issuance of long-term debt......................................    30   310
  Net changes in commercial paper borrowings and lines of credit..   127   203
  Repayment of long-term debt.....................................  (107)  (31)
  Payment of cash dividends.......................................   (13)  (10)
  Other...........................................................    38   (13)
                                                                   -----  ----
      Net cash provided by financing activities...................    75   459
                                                                   -----  ----
Change in cash and cash equivalents...............................  (127)  100
Cash and cash equivalents at beginning of period..................   232    68
                                                                   -----  ----
Cash and cash equivalents at end of period........................ $ 105  $168
                                                                   =====  ====
Interest payments................................................. $ 141  $ 96
Income tax payments, net of refunds...............................     4    65

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia/HCA" or the "Company") is a Delaware corporation that operates hospitals and ancillary health care facilities through (1) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. Columbia/HCA owns and operates 320 hospitals, 127 freestanding surgery centers, approximately 200 home health agencies and numerous other facilities providing a variety of healthcare services. Columbia/HCA is also a partner in several 50/50 joint ventures that own and operate 20 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The above facilities are located in 38 states, England and Switzerland.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia/HCA's annual report on Form 10-K for the year ended December 31, 1995.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 3--BUSINESS COMBINATIONS

  The following is a summary of acquisitions consummated during the respective quarters (dollars in millions):

                                                                  1996    1995
                                                                 ------  ------
Number of hospitals.............................................      5       8
Number of licensed beds.........................................  1,277   1,654
Purchase price information:
  Fair value of assets acquired................................. $  380  $  487
  Liabilities assumed...........................................    (51)    (58)
                                                                 ------  ------
    Net assets acquired.........................................    329     429
  Contributions from minority partners..........................     -      (94)
                                                                 ------  ------
    Net cash paid for acquisitions.............................. $  329  $  335
                                                                 ======  ======

  In 1996, the Company exchanged a 50 bed hospital in Utah for an 85 bed hospital in Alabama and exchanged a 110 bed hospital in Florida for three hospitals in Florida with 393 beds and one hospital in Tennessee with 95 beds.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--INCOME TAXES

  The Internal Revenue Service (the "IRS") has issued statutory notices of deficiency in connection with its examinations of HCA-Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court (the "Tax Court"). The IRS has proposed certain adjustments in connection with its examination of HCA's 1989 and 1990 federal income tax returns. Columbia/HCA is currently contesting the 1989 and 1990 claimed deficiencies with the IRS. The IRS has also issued a statutory notice of deficiency in connection with its examination of HCA's 1991 federal income tax return. Columbia/HCA is currently contesting the 1991 claimed deficiency in the United States Court of Federal Claims. In March 1996, the IRS issued a statutory notice of deficiency in connection with its examination of HCA's 1992 federal income tax return. Columbia/HCA intends to contest the claimed 1992 deficiency in Tax Court. In May 1996, the IRS issued a statutory notice of deficiency in connection with its examination of Healthtrust, Inc.--The Hospital Company's ("Healthtrust") 1990 and 1991 federal income tax returns. Columbia/HCA intends to contest the claimed 1990 and 1991 deficiencies in Tax Court.

  The following is a discussion of certain disputed items:

 1981-1988 Tax Litigation

  A Tax Court decision is expected in 1996 regarding disputes over the valuation of the Healthtrust preferred stock and stock purchase warrants HCA received in connection with the sale of certain of its subsidiaries to Healthtrust in 1987, HCA's method of calculating its deduction for doubtful accounts, the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. The IRS is claiming an additional $190 million in income taxes and $268 million in interest through March 31, 1996 with respect to these issues.

  A Tax Court decision is also expected in 1996 regarding HCA's claim that insurance premiums paid to its wholly owned insurance subsidiary ("Parthenon") are deductible. Through March 31, 1996, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $139 million in interest.

 Leveraged Buy-out Expenses

  The IRS has proposed the capitalization of various expenses incurred in connection with HCA's 1989 leveraged buy-out transaction, which HCA deducted in calculating taxable income for the years 1989-1991. If the IRS prevails on these issues, Columbia/HCA would owe additional income taxes of $95 million and interest of $54 million through March 31, 1996.

 Stock Option Compensation

  The IRS has proposed the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $184 million and interest of $51 million through March 31, 1996.

 Executive Compensation

  The IRS has proposed the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $12 million and interest of $3 million through March 31, 1996.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--INCOME TAXES (CONTINUED)

  Management believes that HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia/HCA.

NOTE 5--PROPOSED ACQUISITION

  On March 29, 1996, Columbia/HCA announced the signing of a definitive agreement for a joint venture arrangement with Blue Cross and Blue Shield of Ohio ("BCBSO"). Under the proposed joint venture arrangement, Columbia/HCA will form a new company that will acquire most of the operating business of BCBSO for approximately $300 million. BCBSO is the oldest and largest health insurer in Ohio and currently has medical insurance products covering 1.5 million lives and generating $2 billion in annual premiums.

  The transaction is subject to the approval of the Ohio Department of Insurance and the policyholders of BCBSO. It is expected to be completed before the end of 1996.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

  Columbia/HCA's business strategy centers on working with physicians and other health care providers to develop comprehensive, integrated health care delivery networks in targeted markets. This strategy typically involves significant health care facility acquisition and consolidation activities.

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

  Provide a comprehensive range of services--In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other facilities which provide healthcare related services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS

  The following is a summary of operations for the quarters ended March 31, 1996 and 1995 (dollars in millions, except per share amounts):

                                                      1996           1995
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues......................................... $4,951  100.0  $4,380  100.0
Salaries and benefits............................  1,958   39.5   1,738   39.7
Supplies.........................................    689   13.9     635   14.5
Other operating expenses.........................    953   19.3     794   18.1
Provision for doubtful accounts..................    271    5.5     241    5.5
Equity in earnings of affiliates.................    (41)  (0.8)     (3)  (0.1)
                                                  ------  -----  ------  -----
                                                   3,830   77.4   3,405   77.7
                                                  ------  -----  ------  -----
EBDITA (a).......................................  1,121   22.6     975   22.3
Depreciation and amortization....................    268    5.4     233    5.4
Interest expense.................................    130    2.6     115    2.6
                                                  ------  -----  ------  -----
Income before minority interests and income tax-
 es..............................................    723   14.6     627   14.3
Minority interests...............................     28    0.6      25    0.6
                                                  ------  -----  ------  -----
Income before income taxes.......................    695   14.0     602   13.7
Provision for income taxes.......................    279    5.6     244    5.5
                                                  ------  -----  ------  -----
  Net income..................................... $  416    8.4  $  358    8.2
                                                  ======  =====  ======  =====
Earnings per common and common equivalent share.. $  .92         $  .80
                                                  ======         ======
% changes from prior year:
  Revenues.......................................   13.0
  EBDITA.........................................   14.9
  Income before income taxes.....................   15.4
  Net income.....................................   16.1
  Earnings per common and common equivalent
   share.........................................   15.0

- --------
(a) Income before depreciation, interest, minority interests, income taxes and amortization. Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the healthcare provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS (CONTINUED)

  Revenues increased 13.0% to approximately $5.0 billion in the first quarter of 1996 compared to the same period last year, primarily as a result of acquisitions and growth in inpatient and outpatient volumes. On a same-hospital basis, first quarter 1996 admissions increased 2.6% and adjusted admissions (adjusted to reflect outpatient activity) increased 6.7% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes increased to $695 million in 1996 from $602 million in 1995 and pretax margins increased to 14.0% in 1996 from 13.7% in 1995. The improvement in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased primarily due to increased participation in the Company's standard purchase contracts for medical supplies, improvements in productivity and an increase in equity in earnings of affiliates. Supply costs declined as a percentage of revenues to 13.9% in 1996 from 14.5% in 1995 and salaries and benefits also declined as a percentage of revenues to 39.5% in 1996 from 39.7% in 1995. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues to 19.3% in 1996 from 18.1% in 1995. This was due, in part, to the outsourcing of certain services and an increase in costs incurred for system conversions and enhancements.

  Equity in earnings of affiliates increased as a percentage of revenues to 0.8% in the first quarter of 1996 compared to 0.1% in 1995. Equity in earnings of affiliates represents Columbia/HCA's portion of earnings from its unconsolidated subsidiaries and totaled $41 million in 1996 and $3 million in 1995.

  Net income increased 16.1% to $416 million ($.92 per share) in the first quarter of 1996 compared to $358 million ($.80 per share) in 1995.

LIQUIDITY

  Cash provided by operating activities totaled $582 million for the quarter ended March 31, 1996 compared to $523 million last year. In both periods, capital expenditures (including acquisitions and investments in and advances to affiliates) exceeded cash provided by operating activities by approximately $150 million. Additional sources of cash used to fund the capital expenditures include the issuance of long-term debt and commercial paper borrowings. As of April 30, 1996, Columbia/HCA had approximately $800 million of credit available under the revolving credit agreements. Working capital totaled $1.5 billion at March 31, 1996 and December 31, 1995. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $1.1 billion at March 31, 1996 and $1.2 billion at December 31, 1995.

  The Company has entered into various joint venture agreements whereby the partners have an option to sell or "put" their interest in the joint ventures back to Columbia/HCA at prices based on fair value. The combined put price of all negotiated joint ventures is material and could have a significant affect on the Company's liquidity in the event all put options were exercised at the same time.

  Columbia/HCA's ratio of earnings to fixed charges was 5.14 and 5.19 for the quarters ended March 31, 1996 and 1995, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $385 million for the quarter ended March 31, 1996 compared to $346 million for the same period in 1995. At March 31, 1996, there were projects under construction which had an estimated additional cost to complete of approximately $759 million. Planned capital expenditures in 1996 (excluding acquisitions) are expected to approximate $1.7 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  Columbia/HCA also expended $329 million and $335 million for acquisitions during the respective quarters ended March 31, 1996 and 1995. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. In addition, Columbia/HCA made investments in and advances to affiliates of $17 million in 1996. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

  Columbia/HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity.

OTHER INFORMATION

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, at March 31, 1996 Columbia/HCA is contesting income taxes and related interest aggregating approximately $860 million proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA could be materially adversely affected.

  Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

  Columbia/HCA's credit facilities contain customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia/HCA was in compliance with all such covenants at March 31, 1996.

  In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would significantly affect health care systems in Columbia/HCA's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to healthcare providers such as hospitals. While the Company is unable to predict which, if any, proposals for healthcare reform will be adopted, there can be no assurance that proposals adverse to the business of Columbia/HCA will not be adopted.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                                 OPERATING DATA

                                                               1996     1995
CONSOLIDATED                                                  ------- ---------
Number of hospitals in operation at:
  March 31..................................................      320       318
  June 30...................................................                321
  September 30..............................................                319
  December 31...............................................                319
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      127       111
  June 30...................................................                115
  September 30..............................................                118
  December 31...............................................                134
Licensed hospital beds at:
  March 31..................................................   62,197    61,261
  June 30...................................................             61,885
  September 30..............................................             61,255
  December 31...............................................             61,347
Weighted average licensed beds:
 Quarter:
  First.....................................................   62,330    60,960
  Second....................................................             61,801
  Third.....................................................             62,211
  Fourth....................................................             61,485
 Year.......................................................             61,617
Average daily census:
 Quarter:
  First.....................................................   28,428    27,713
  Second....................................................             25,384
  Third.....................................................             24,176
  Fourth....................................................             26,429
 Year.......................................................             25,917
Admissions:
 Quarter:
  First.....................................................  490,800   454,500
  Second....................................................            435,100
  Third.....................................................            430,400
  Fourth....................................................            454,800
 Year.......................................................          1,774,800
Length of stay:
 Quarter:
  First.....................................................      5.3       5.5
  Second....................................................                5.3
  Third.....................................................                5.2
  Fourth....................................................                5.4
 Year.......................................................                5.3

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                OPERATING DATA

                                                               1996    1995
NON-CONSOLIDATED (A)                                           ----- ---------
Number of hospitals in operation at:
  March 31....................................................    20         2
  June 30.....................................................               2
  September 30................................................               4
  December 31.................................................              19
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31....................................................     3         -
  June 30.....................................................               -
  September 30................................................               -
  December 31.................................................               3
Licensed hospital beds at:
  March 31.................................................... 4,815       362
  June 30.....................................................             362
  September 30................................................             608
  December 31.................................................           4,455

- --------
(a) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia/HCA. They are accounted for using the equity method of accounting and are therefore, not included on a fully consolidated basis in the consolidated financial statements.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

  A class action, In re Medical Care America, Inc. Securities Litigation, has been filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3-92-CV-1996-R). A class was certified by the Court consisting of certain persons who owned securities of Medical Care America, Inc. ("MCA"), a company acquired by the Company on September 16, 1994. The named defendants include MCA, two subsidiaries, as well as certain officers and/or directors of such entities. The plaintiffs sought to recover damages as a result of alleged violations by the defendants of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In addition, the complaint asserted claims under the state law of Texas. The complaint alleged a course of conduct in which the defendants knowingly or recklessly failed to state material information and released false and misleading information to the investing public regarding the earnings, profitability and business prospects of MCA and of the subsidiaries prior to their merger. The plaintiffs further alleged that upon the dissemination of accurate information the market price of MCA common stock dropped precipitously, resulting in a significant market loss of over $1 billion, and causing damages to the plaintiffs and the other class members. The litigation was settled for $60 million, which was approved by the Court on April 26, 1996, and the action dismissed. The settlement had no effect on results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's annual meeting of stockholders was held on May 9, 1996. At the meeting, the stockholders approved an amendment to the Columbia Hospital Corporation 1992 Stock and Incentive Plan which increased the number of authorized shares thereunder from 20,000,000 to 40,000,000 with 308,514,147 affirmative votes, 65,142,430 negative votes and 2,508,769 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

    Exhibit 11--Statement re Computation of Earnings Per Common and Common Equivalent Share.
    Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
    Charges.
    Exhibit 27--Financial Data Schedule (included only in filings under the Electronic Data, Gathering Analysis, and Retrieval system)

  (b) Reports on Form 8-K:

    Columbia/HCA did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation


Date: May 10, 1996                               /s/ Kenneth C. Donahey

                                          _____________________________________
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)