Form 10-Q
period 1996-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1996-08-09
CIK 860730

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                YES  X    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK             JULY 31 , 1996
                ---------------------           ------------------
        Voting common stock, $.01 par value     433,136,400 shares
        Nonvoting common stock, $.01 par value   14,000,000 shares

                                    1 of 19
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1996

                                                                           PAGE OF
PART I: FINANCIAL INFORMATION                                             FORM 10-Q
- -----------------------------                                             ---------
Item 1. Financial Statements
    Condensed Consolidated Statement of Operations--for the quarters and
     six months ended June 30, 1996 and 1995.............................      3
    Condensed Consolidated Balance Sheet--June 30, 1996 and December 31,
     1995................................................................      4
    Condensed Consolidated Statement of Cash Flows--for the six months
     ended June 30, 1996 and 1995........................................      5
    Notes to Condensed Consolidated Financial Statements.................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of     Operations ..............................................      8
PART II: OTHER INFORMATION
- --------------------------
Items 1 to 6.............................................................     16

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                 QUARTER         SIX MONTHS
                                             ----------------  ----------------
                                              1996     1995     1996     1995
                                             -------  -------  -------  -------
Revenues...................................  $ 4,933  $ 4,361  $ 9,884  $ 8,741
Salaries and benefits......................    1,965    1,765    3,923    3,503
Supplies...................................      672      643    1,361    1,278
Other operating expenses...................    1,003      801    1,956    1,595
Provision for doubtful accounts............      288      247      559      488
Depreciation and amortization..............      279      246      547      479
Interest expense...........................      127      121      257      236
Equity in earnings of affiliates...........      (47)      (4)     (88)      (7)
Merger and facility consolidation costs....       -       387       -       387
                                             -------  -------  -------  -------
                                               4,287    4,206    8,515    7,959
                                             -------  -------  -------  -------
Income before minority interests and income
taxes......................................      646      155    1,369      782
Minority interests in earnings of
consolidated entities......................       38       25       66       50
                                             -------  -------  -------  -------
Income before income taxes and
extraordinary charges......................      608      130    1,303      732
Provision for income taxes.................      244       52      523      296
                                             -------  -------  -------  -------
Income before extraordinary charges........      364       78      780      436
Extraordinary charges on extinguishments of
 debt, net of income tax benefits..........       -       (96)      -       (96)
                                             -------  -------  -------  -------
Net income (loss)..........................  $   364  $   (18) $   780  $   340
                                             =======  =======  =======  =======
Earnings (loss) per share:
  Income before extraordinary charges......  $   .81  $   .17  $  1.73  $   .97
  Extraordinary charges on extinguishments
   of debt.................................       -      (.21)      -      (.21)
                                                  -                 -
                                             -------  -------  -------  -------
  Net income (loss)........................  $   .81  $  (.04) $  1.73  $   .76
                                             =======  =======  =======  =======
Cash dividends per share...................  $   .03  $   .03  $   .06  $   .06
Shares used in computing earnings per share
 (in thousands)............................  451,983  447,670  452,008  447,558

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1996        1995
                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $    12     $   232
  Accounts receivable, less allowances for doubtful
   accounts of $1,316 and $1,171.........................   2,843       2,665
  Inventories............................................     431         406
  Other..................................................     909         897
                                                          -------     -------
                                                            4,195       4,200
Property and equipment, at cost..........................  15,254      14,315
Accumulated depreciation................................. ( 5,000)     (4,564)
                                                          -------     -------
                                                           10,254       9,751
Investments of professional liability insurance
subsidiary...............................................   1,014       1,071
Investments in and advances to affiliates................   1,095       1,021
Intangible assets........................................   3,655       3,497
Other....................................................     388         352
                                                          -------     -------
                                                          $20,601     $19,892
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   745     $   829
  Accrued salaries.......................................     470         520
  Other accrued expenses.................................   1,144       1,146
  Long-term debt due within one year.....................      89         243
                                                          -------     -------
                                                            2,448       2,738
Long-term debt...........................................   7,334       7,137
Deferred taxes and other liabilities.....................   2,126       2,166
Minority interests in equity of consolidated entities....     793         722
Stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000 voting
   shares and 25,000,000 nonvoting shares; issued and
   outstanding 433,192,300 voting shares and 14,000,000
   nonvoting shares--June 30, 1996 and
   431,699,700 voting shares and 14,119,000 nonvoting
   shares--
   December 31, 1995.....................................       4           4
  Other..................................................   7,896       7,125
                                                          -------     -------
                                                            7,900       7,129
                                                          -------     -------
                                                          $20,601     $19,892
                                                          =======     =======


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                 1996    1995
                                                                ------  ------
Cash flows from operating activities:
  Net income................................................... $  780  $  340
  Adjustments to reconcile net income to net cash provided by operating activities:
    Merger and facility consolidation costs....................     -      387
    Depreciation and amortization..............................    547     479
    Deferred income taxes......................................     63    (257)
    Changes in operating assets and liabilities................   (369)   (252)
    Extraordinary charges on extinguishments of debt...........     -      157
    Other......................................................     31      11
                                                                ------  ------
      Net cash provided by operating activities................  1,052     865
                                                                ------  ------
Cash flows from investing activities:
  Purchase of property and equipment...........................   (699)   (632)
  Acquisition of hospitals and health care facilities..........   (473)   (751)
  Investments in and advances to affiliates....................    (17)     -
  Disposition of property and equipment........................     77     160
  Purchase of other investments................................    (50)    (49)
  Other........................................................    (97)    (65)
                                                                ------  ------
      Net cash used in investing activities.................... (1,259) (1,337)
                                                                ------  ------
Cash flows from financing activities:
  Issuance of long-term debt...................................    234   1,265
  Net changes in commercial paper borrowings and lines of
   credit......................................................      2   1,120
  Repayment of long-term debt..................................   (228) (1,827)
  Payment of cash dividends....................................    (27)    (24)
  Other........................................................      6     ( 3)
                                                                ------  ------
      Net cash provided by (used in) financing activities......    (13)    531
                                                                ------  ------
Change in cash and cash equivalents............................   (220)     59
Cash and cash equivalents at beginning of period...............    232      68
                                                                ------  ------
Cash and cash equivalents at end of period..................... $   12  $  127
                                                                ======  ======
Interest payments.............................................. $  258  $  262
Income tax payments, net of refunds............................ $  448  $  498

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia/HCA" or the "Company") is a Delaware corporation that operates hospitals and ancillary health care facilities through (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. At June 30, 1996 Columbia/HCA owned and operated 326 hospitals, 130 freestanding surgery centers, approximately 200 home health agencies and numerous other facilities providing a variety of health care services. Columbia/HCA is also a partner in several 50/50 joint ventures that own and operate 19 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The above facilities are located in 38 states, England and Switzerland.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia/HCA's annual report on Form 10-K for the year ended December 31, 1995.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2--EARNINGS PER SHARE

  Earnings per share is based upon the weighted average number of shares outstanding adjusted for the dilutive effect of common stock equivalents, consisting primarily of stock options. Fully diluted earnings per share is not presented because such amounts approximate earnings per share.

NOTE 3--BUSINESS COMBINATIONS

  The following is a summary of acquisitions consummated during the respective six month periods (dollars in millions):

                                                                  1996    1995
                                                                 ------  ------
Number of hospitals.............................................     12      15
Number of licensed beds.........................................  2,441   2,874
Purchase price information:
  Fair value of assets acquired................................. $  686  $1,179
  Liabilities assumed...........................................   (108)    (99)
                                                                 ------  ------
    Net assets acquired.........................................    578   1,080
  Contributions from minority partners..........................   (105)   (329)
                                                                 ------  ------
    Net cash paid for acquisitions.............................. $  473  $  751
                                                                 ======  ======

  During 1996, the Company also entered into various agreements exchanging a total of 5 hospitals with 548 beds for 8 hospitals with 1,017 beds.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--INCOME TAXES

  The Internal Revenue Service (the "IRS") has issued statutory notices of deficiency in connection with its examinations of HCA-Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1988. Columbia/HCA is currently contesting these claimed deficiencies in the United States Tax Court (the "Tax Court"). The IRS has proposed certain adjustments in connection with its examination of HCA's 1989 and 1990 federal income tax returns. Columbia/HCA is currently contesting the 1989 and 1990 claimed deficiencies with the IRS. The IRS has also issued a statutory notice of deficiency in connection with its examination of HCA's 1991 federal income tax return. Columbia/HCA is currently contesting the 1991 claimed deficiency in the United States Court of Federal Claims. In March 1996, the IRS issued a statutory notice of deficiency in connection with its examination of HCA's 1992 federal income tax return. Columbia/HCA is currently contesting the claimed 1992 deficiency in Tax Court. In May 1996, the IRS issued a statutory notice of deficiency in connection with its examination of Healthtrust, Inc.-- The Hospital Company's ("Healthtrust") 1990 and 1991 federal income tax returns. Columbia/HCA is currently contesting the claimed 1990 and 1991 deficiencies in Tax Court.

  The following is a discussion of certain disputed items:

 1981-1988 Tax Litigation

  A Tax Court decision is expected in 1996 regarding disputes over the valuation of the Healthtrust preferred stock and stock purchase warrants HCA received in connection with the sale of certain of its subsidiaries to Healthtrust in 1987, HCA's method of calculating its deduction for doubtful accounts, the depreciable lives utilized by HCA for constructed hospital facilities, investment tax credits, vacation pay deductions and income from foreign operations. The IRS is claiming an additional $190 million in income taxes and $279 million in interest through June 30, 1996 with respect to these issues.

  A Tax Court decision is also expected in 1996 regarding HCA's claim that insurance premiums paid to its wholly owned insurance subsidiary, Parthenon, are deductible. Through June 30, 1996, Columbia/HCA is seeking a refund totaling $63 million in income taxes and $142 million in interest.

 Leveraged Buy-out Expenses/1996 Tax Legislation

  The IRS proposed the capitalization of various expenses incurred in connection with HCA's 1989 leveraged buy-out transaction, which HCA deducted in calculating taxable income for the years 1989-1992. The Small Business Job Protection Act of 1996 includes a provision which upholds HCA's position with respect to these expenses. Had the IRS prevailed on these issues, Columbia/HCA would have owed additional income taxes of $95 million and interest of $58 million through June 30, 1996.

 Stock Option Compensation

  The IRS has proposed the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $178 million and interest of $55 million through June 30, 1996.

 Executive Compensation

  The IRS has proposed the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $12 million and interest of $4 million through June 30, 1996.

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

  Provide a comprehensive range of services--In addition to the operation of general, acute care hospitals, Columbia/HCA also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and other facilities which provide health care related services. This strategy enables Columbia/HCA to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS

  The following is a summary of operations before extraordinary charges for the quarters and six months ended June 30, 1996 and 1995 (dollars in millions, except per share amounts):

                                                           QUARTER
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues........................................  $4,933  100.0  $4,361  100.0
Salaries and benefits...........................   1,965   39.8   1,765   40.5
Supplies........................................     672   13.6     643   14.7
Other operating expenses........................   1,003   20.4     801   18.4
Provision for doubtful accounts.................     288    5.8     247    5.7
Equity in earnings of affiliates................     (47)  (0.9)     (4)  (0.1)
                                                  ------  -----  ------  -----
                                                   3,881   78.7   3,452   79.2
                                                  ------  -----  ------  -----
EBDITA (a)......................................   1,052   21.3     909   20.8
Depreciation and amortization...................     279    5.6     246    5.5
Interest expense................................     127    2.6     121    2.8
Merger and facility consolidation costs.........      -      -      387    8.9
                                                  ------  -----  ------  -----
Income before minority interests and income
taxes...........................................     646   13.1     155    3.6
Minority interests..............................      38    0.8      25    0.6
                                                  ------  -----  ------  -----
Income before income taxes......................     608   12.3     130    3.0
Provision for income taxes......................     244    4.9      52    1.2
                                                  ------  -----  ------  -----
  Income before extraordinary charges...........  $  364    7.4  $   78    1.8
                                                  ======  =====  ======  =====
Earnings per share:
  Excluding merger and facility consolidation
   costs........................................  $  .81         $  .70
  Merger and facility consolidation costs.......      -            (.53)
                                                  ------         ------
  Income before extraordinary charges...........  $  .81         $  .17
                                                  ======         ======
% changes from prior year:
  Revenues......................................    13.1
  EBDITA........................................    15.8
  Income before income taxes....................   369.5
  Income before extraordinary charges...........   368.2
  Earnings per share before extraordinary
   charges......................................   376.5
Other information excluding the effect of merger
 and facility consolidation costs:
  Income before income taxes....................  $  608   12.3  $  517   11.9
  Income before extraordinary charges...........     364    7.4     313    7.2
% changes from prior year:
  Income before income taxes....................    17.8
  Income before extraordinary charges...........    16.4
  Earnings per share before extraordinary
   charges......................................    15.7

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


                                                         SIX MONTHS
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues........................................  $9,884  100.0  $8,741  100.0
Salaries and benefits...........................   3,923   39.7   3,503   40.1
Supplies........................................   1,361   13.8   1,278   14.6
Other operating expenses........................   1,956   19.7   1,595   18.2
Provision for doubtful accounts.................     559    5.7     488    5.6
Equity in earnings of affiliates................     (88)  (0.9)     (7)  (0.1)
                                                  ------  -----  ------  -----
                                                   7,711   78.0   6,857   78.4
                                                  ------  -----  ------  -----
EBDITA (a)......................................   2,173   22.0   1,884   21.6
Depreciation and amortization...................     547    5.6     479    5.6
Interest expense................................     257    2.6     236    2.7
Merger and facility consolidation costs.........      -      -      387    4.4
                                                  ------  -----  ------  -----
Income before minority interests and income
taxes...........................................   1,369   13.8     782    8.9
Minority interests..............................      66    0.6      50     .5
                                                  ------  -----  ------  -----
Income before income taxes......................   1,303   13.2     732    8.4
Provision for income taxes......................     523    5.3     296    3.4
                                                  ------  -----  ------  -----
  Income before extraordinary charges...........  $  780    7.9  $  436    5.0
                                                  ======  =====  ======  =====
Earnings per share:
  Excluding merger and facility consolidation
   costs........................................  $ 1.73         $ 1.50
  Merger and facility consolidation costs.......      -            (.53)
                                                  ------         ------
  Income before extraordinary charges...........  $ 1.73         $  .97
                                                  ======         ======
% changes from prior year:
  Revenues......................................    13.1
  EBDITA........................................    15.3
  Income before income taxes....................    78.1
  Income before extraordinary charges...........    79.0
  Earnings per share before extraordinary
   charges......................................    78.4
Other information excluding the effect of merger
 and facility consolidation costs:
  Income before income taxes....................  $1,303   13.2  $1,119   12.8
  Income before extraordinary charges...........     780    7.9     671    7.7
% changes from prior year:
  Income before income taxes....................    16.5
  Income before extraordinary charges...........    16.2
  Earnings per share before extraordinary
   charges......................................    15.3

- --------
(a) Income before merger and facility consolidation costs, depreciation, interest, minority interests, income taxes and amortization ("EBDITA"). Although EBDITA is not a measure of operating performance calculated in accordance with generally accepted accounting principles, it is commonly used as an analytical indicator within the health care provider industry. In addition, EBDITA also serves as a measurement of leverage capacity and debt service ability. EBDITA should not be considered as a measure of profitability or liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended June 30, 1996 and 1995

  Revenues increased 13.1% to approximately $4.9 billion in 1996 compared to the same period last year, primarily as a result of growth in both inpatient and outpatient volumes. On a same-hospital basis, 1996 revenues increased 10.0%, admissions increased 3.7% and adjusted admissions (adjusted to reflect outpatient activity) increased 7.4% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes and extraordinary charges increased to $608 million in 1996 from $130 million in 1995 and pretax margins increased to 12.3% in 1996 from 3.0% in 1995. Excluding the effect of the merger and facility consolidation costs incurred in 1995, income before taxes and extraordinary charges increased 17.8% to $608 million in 1996 from $517 million in 1995 and pretax margins increased to 12.3% in 1996 from 11.9% in 1995. The improvement in pretax income was attributable to the combination of growth in revenues and improvement in the margin. Pretax margins increased primarily due to increased participation in the Company's standard purchase contracts for medical supplies, improvements in productivity and an increase in equity in earnings of affiliates. Supply costs declined as a percentage of revenues to 13.6% in 1996 from 14.7% in 1995 and salaries and benefits also declined as a percentage of revenues to 39.8% in 1996 from 40.5% in 1995. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues to 20.4% in 1996 from 18.4% in 1995. This was due, in part, to the outsourcing of certain services and an increase in costs incurred for information system conversions and enhancements.

  Equity in earnings of affiliates increased as a percentage of revenues to .9% in 1996 compared to .1% in 1995. Equity in earnings of affiliates represents Columbia/HCA's portion of earnings from its nonconsolidated subsidiaries and totaled $47 million in 1996 and $4 million in 1995. The increase was primarily due to acquisitions.

  Income before extraordinary charges increased 368% to $364 million ($.81 per share) in 1996 compared to $78 million ($.17 per share) in 1995. Excluding the effects of the merger and facility consolidation costs incurred in 1995, income before extraordinary charges increased 16.4% to $364 million ($.81 per share) in 1996 compared to $313 million ($.70 per share) in 1995.

 Six Months Ended June 30, 1996 and 1995

  Revenues increased 13.1% to approximately $9.9 billion in 1996 compared to 1995 as a result of acquisitions and growth in both inpatient and outpatient volumes. On a same hospital basis, 1996 revenues increased 9.2%, admissions increased 3.1% and adjusted admissions (adjusted to reflect outpatient activity) increased 7.0% from 1995. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before taxes and extraordinary charges increased to $1.3 billion in 1996 from $732 million in 1995 and pretax margins increased to 13.2% in 1996 from 8.4% in 1995. Excluding the effect of the merger and facility consolidation costs incurred in 1995, income before taxes and extraordinary charges increased 16.5% to $1.3 billion from $1.1 billion in 1995 and pretax margins increased to 13.2% in 1996 from 12.8% in 1995. The improvement in pretax income was attributable to the combination of growth in revenues and improvement in the margin. Pretax margins increased primarily due to increased participation in the Company's standard purchase contracts for medical supplies, improvements in productivity and an increase in equity in earnings of affiliates. Supply costs declined as a percentage of revenues to 13.8% in 1996 from 14.6% in 1995 and salaries and benefits declined as a percentage of revenues to 39.7% from 40.1% in 1995. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues to 19.7% in 1996 from 18.2% in 1995. This was due, in part, to the outsourcing of certain services and an increase in costs incurred for information system conversions and enhancements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS (CONTINUED)

 Six Months Ended June 30, 1996 and 1995 (Continued)

  Equity in earnings of affiliates increased as a percentage of revenues to .9% in 1996 compared to .1% in 1995. Equity in earnings of affiliates totaled
$88 million in 1996 and $7 million in 1995. The increase was primarily due to acquisitions.

  Income before extraordinary charges increased 79% to $780 million ($1.73 per share) in 1996 compared to $436 million ($.97 per share) in 1995. Excluding the effects of the merger and facility consolidation costs incurred in 1995, income before extraordinary charges increased 16.2% to $780 million ($1.73 per share) in 1996 compared to $671 million ($1.50 per share) in 1995.

LIQUIDITY

  Cash provided by operating activities totaled approximately $1.1 billion for the six months ended June 30, 1996 compared to $865 million for the first six months of 1995. Capital expenditures (including acquisitions and investments in and advances to affiliates) exceeded cash provided by operating activities by approximately $140 million in 1996 and by approximately $520 million in 1995. Additional sources of cash used to fund the capital expenditures include the issuance of long-term debt and commercial paper borrowings. As of July 31, 1996, Columbia/HCA had approximately $1.5 billion of credit available under the revolving credit agreements. Working capital totaled approximately $1.7 billion at June 30, 1996 and approximately $1.5 billion at December 31, 1995. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $1.1 billion at June 30, 1996 and $1.2 billion at December 31, 1995.

  The Company has entered into various joint venture agreements whereby the partners have an option to sell or "put" their interest in the joint ventures back to Columbia/HCA at prices based on fair value. The combined put price of all negotiated joint ventures is approximately $900 million.

  Columbia/HCA's ratio of earnings to fixed charges was 4.87 and 1.88 for the quarters ended June 30, 1996 and 1995, respectively, and 5.01 and 3.43 for the six months ended June 30, 1996 and 1995, respectively. These ratios were negatively impacted in the 1995 periods by the $387 million pretax charge incurred related to the merger and facility consolidation costs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $699 million for the six months ended June 30, 1996 compared to $632 million for the same period in 1995. At June 30, 1996, there were projects under construction which had an estimated additional cost to complete of approximately $780 million. Planned capital expenditures in 1996 (excluding acquisitions) are expected to approximate $1.7 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  Columbia/HCA also expended $473 million and $751 million for acquisitions during the respective six months ended June 30, 1996 and 1995. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. In addition, Columbia/HCA made investments in and advances to affiliates of $17 million in 1996. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

  Columbia/HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credits and equity.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER INFORMATION

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, at June 30, 1996 Columbia/HCA is contesting income taxes and related interest aggregating approximately $870 million proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia/HCA. However, if all or a majority of the positions of the IRS are upheld, the financial position, results of operations and liquidity of Columbia/HCA could be materially adversely affected.

  Resolution of various other loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

  Columbia/HCA's credit facilities contain customary covenants which include
(i) certain limitations on additional debt, (ii) certain limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia/HCA was in compliance with all such covenants at June 30, 1996.

  In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would significantly affect health care systems in Columbia/HCA's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers such as hospitals. While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Columbia/HCA will not be adopted.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                                 OPERATING DATA

                                                               1996     1995
CONSOLIDATED                                                  ------- ---------
Number of hospitals in operation at:
  March 31..................................................      320       318
  June 30...................................................      326       321
  September 30..............................................                319
  December 31...............................................                319
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      127       111
  June 30...................................................      130       115
  September 30..............................................                118
  December 31...............................................                134
Licensed hospital beds at:
  March 31..................................................   62,197    61,261
  June 30...................................................   63,217    61,885
  September 30..............................................             61,255
  December 31...............................................             61,347
Weighted average licensed beds:
 Quarter:
  First.....................................................   62,330    60,960
  Second....................................................   62,937    61,801
  Third.....................................................             62,211
  Fourth....................................................             61,485
 Year.......................................................             61,617
Average daily census:
 Quarter:
  First.....................................................   28,428    27,713
  Second....................................................   26,193    25,384
  Third.....................................................             24,176
  Fourth....................................................             26,429
 Year.......................................................             25,917
Admissions:
 Quarter:
  First.....................................................  490,800   454,500
  Second....................................................  463,100   435,100
  Third.....................................................            430,400
  Fourth....................................................            454,800
 Year.......................................................          1,774,800
Length of stay:
 Quarter:
  First.....................................................      5.3       5.5
  Second....................................................      5.1       5.3
  Third.....................................................                5.2
  Fourth....................................................                5.4
 Year.......................................................                5.3

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                OPERATING DATA

                                                                1996    1995
NON-CONSOLIDATED (A)                                            ----- ---------
  Number of hospitals in operation at:
    March 31...................................................    20         2
    June 30....................................................    19         2
    September 30...............................................               4
    December 31................................................              19
  Number of freestanding outpatient surgical centers in
   operation at:
    March 31...................................................     3         -
    June 30....................................................     3         -
    September 30...............................................               -
    December 31................................................               3
  Licensed hospital beds at:
    March 31................................................... 4,815       362
    June 30.................................................... 4,677       362
    September 30...............................................             608
    December 31................................................           4,455

- --------
(a) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia/HCA. They are accounted for using the equity method of accounting and are therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation et al., was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). The lawsuit is a qui tam action brought by a private party (or "relator") on behalf of the United States of America. The relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals;
(ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing free or reduced rate rents for office space; (vi) providing free or reduced-rate vacations and trips; (viii) providing income guarantees: and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The lawsuit is premised on alleged violations of the False Claims Act, 31 U.S.C. (S)3729 et seq. The complaint seeks damages of three times the amount of all Medicare claims (involving false claims) presented by the defendants to the federal government, a civil penalty of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. Although expressly permitted to do so, the United States has thus far declined to intervene in the case and assume prosecution of the claims asserted by the relator. The defendants filed a Motion to Dismiss the Second Amended Complaint on November 29, 1995. The defendant's Motion to Dismiss the Second Amended Complaint was granted by the court on July 22, 1996.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

    Exhibit 11--Statement re Computation of Earnings Per Share
    Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
    Charges
    Exhibit 27--Financial Data Schedule (included only in filings under the Electronic Data Gathering, Analysis, and Retrieval system)

  (b)Reports on Form 8-K:

    On May 20, 1996, Columbia/HCA filed a report on Form 8-K which included exhibits related to the issuance of fixed rate notes.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation


Date: August 9, 1996                             /s/ Kenneth C. Donahey

                                          _____________________________________
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)