Form 10-Q
period 1996-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1996-11-12
CIK 860730

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                YES  X    NO
                                   ----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK           OCTOBER 31 , 1996
                ---------------------           ------------------
        Voting common stock, $.01 par value     650,319,400 shares
        Nonvoting common stock, $.01 par value   21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 20

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1996

                                                                           PAGE OF
PART I: FINANCIAL INFORMATION                                             FORM 10-Q
-----------------------------                                             ---------
Item 1. Financial Statements
    Condensed Consolidated Statement of Operations--for the quarters and
     nine months ended September 30, 1996 and 1995 ......................      3
    Condensed Consolidated Balance Sheet--September 30, 1996 and December
     31, 1995............................................................      4
    Condensed Consolidated Statement of Cash Flows--for the nine months
     ended September 30, 1996 and 1995 ..................................      5
    Notes to Condensed Consolidated Financial Statements ................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of     Operations ..............................................      9
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6 ............................................................     17

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                QUARTER         NINE MONTHS
                                            ----------------  ----------------
                                             1996     1995     1996     1995
                                            -------  -------  -------  -------
Revenues..................................  $ 4,887  $ 4,371  $14,771  $13,112
Salaries and benefits.....................    1,950    1,788    5,873    5,291
Supplies..................................      659      629    2,020    1,907
Other operating expenses..................    1,022      849    2,978    2,444
Provision for doubtful accounts...........      316      258      875      746
Depreciation and amortization.............      302      251      849      730
Interest expense..........................      122      111      379      347
Equity in earnings of affiliates..........      (39)      (2)    (127)      (9)
Merger and facility consolidation costs...       -        -        -       387
                                            -------  -------  -------  -------
                                              4,332    3,884   12,847   11,843
                                            -------  -------  -------  -------
Income before minority interests and in-
 come taxes...............................      555      487    1,924    1,269
Minority interests in earnings of consoli-
 dated entities...........................       36       30      102       80
                                            -------  -------  -------  -------
Income before income taxes and extraordi-
 nary charges.............................      519      457    1,822    1,189
Provision for income taxes................      208      183      731      479
                                            -------  -------  -------  -------
Income before extraordinary charges.......      311      274    1,091      710
Extraordinary charges on extinguishments
 of debt, net of income tax benefits......       -        (7)      -      (103)
                                            -------  -------  -------  -------
    Net income............................  $   311  $   267  $ 1,091  $   607
                                            =======  =======  =======  =======
Earnings per share:
  Income before extraordinary charges.....  $   .46  $   .40  $  1.61  $  1.05
  Extraordinary charges on extinguishments
   of debt................................       -      (.01)      -      (.15)
                                            -------  -------  -------  -------
    Net income............................  $   .46  $   .39  $  1.61  $   .90
                                            =======  =======  =======  =======
Cash dividends per share..................  $   .02  $   .02  $   .06  $   .06
Shares used in computing earnings per
 share (in thousands).....................  677,417  674,160  677,814  672,278

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................     $    10      $   232
  Accounts receivable, less allowances for doubtful
   accounts of $1,341 and $1,171....................       2,795        2,665
  Inventories.......................................         432          406
  Other.............................................         847          897
                                                         -------      -------
                                                           4,084        4,200
Property and equipment, at cost.....................      15,521       14,315
Accumulated depreciation............................      (5,198)      (4,564)
                                                         -------      -------
                                                          10,323        9,751
Investments of professional liability insurance sub-
 sidiary............................................       1,086        1,071
Investments in and advances to affiliates...........       1,129        1,021
Intangible assets...................................       3,672        3,497
Other...............................................         363          352
                                                         -------      -------
                                                         $20,657      $19,892
                                                         =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................     $   679      $   829
  Accrued salaries..................................         416          520
  Other accrued expenses............................       1,377        1,146
  Long-term debt due within one year................         201          243
                                                         -------      -------
                                                           2,673        2,738
Long-term debt......................................       6,859        7,137
Deferred taxes and other liabilities................       2,090        2,166
Minority interests in equity of consolidated enti-
 ties...............................................         820          722
Stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000
   voting shares and 25,000,000 nonvoting shares;
   issued and outstanding 650,548,800 voting shares
   and 21,000,000 nonvoting shares--September 30,
   1996 and 647,549,500 voting shares and 21,178,500
   nonvoting shares--December 31, 1995..............           7            7
  Other.............................................       8,208        7,122
                                                         -------      -------
                                                           8,215        7,129
                                                         -------      -------
                                                         $20,657      $19,892
                                                         =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1996     1995
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $ 1,091  $   607
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................     849      730
    Deferred income taxes....................................      15      (19)
    Changes in operating assets and liabilities..............    (110)    (348)
    Merger and facility consolidation costs..................      -       387
    Extraordinary charges on extinguishments of debt.........      -       170
    Other....................................................      63      (11)
                                                              -------  -------
      Net cash provided by operating activities..............   1,908    1,516
                                                              -------  -------
Cash flows from investing activities:
  Purchase of property and equipment.........................  (1,066)  (1,064)
  Acquisition of hospitals and health care entities..........    (656)  (1,279)
  Investments in and advances to affiliates..................     (37)      -
  Disposition of property and equipment......................     142      241
  Purchase of other investments..............................    (114)     (88)
  Other......................................................      (1)      55
                                                              -------  -------
      Net cash used in investing activities..................  (1,732)  (2,135)
                                                              -------  -------
Cash flows from financing activities:
  Issuance of long-term debt.................................     435    1,764
  Net changes in commercial paper borrowings and lines of
   credit....................................................    (506)     785
  Repayment of long-term debt................................    (291)  (1,924)
  Payment of cash dividends..................................     (40)     (34)
  Other......................................................       4       35
                                                              -------  -------
      Net cash provided by (used in) financing activities....    (398)     626
                                                              -------  -------
Change in cash and cash equivalents..........................    (222)       7
Cash and cash equivalents at beginning of period.............     232       68
                                                              -------  -------
Cash and cash equivalents at end of period................... $    10  $    75
                                                              =======  =======
Interest payments............................................ $   337  $   329
Income tax payments, net of refunds.......................... $   602  $   528

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia/HCA" or the "Company") is a Delaware corporation that operates hospitals and ancillary health care facilities through (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of Columbia/HCA serve as the managing general partner. At September 30, 1996, Columbia/HCA owned and operated 325 hospitals, 130 freestanding surgery centers, approximately 560 home health locations and numerous other facilities providing a variety of health care services. Columbia/HCA is also a partner in several 50/50 joint ventures that own and operate 20 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The above facilities are located in 37 states, England and Switzerland.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia/HCA's annual report on Form 10-K for the year ended December 31, 1995.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2--EARNINGS PER SHARE

  A 3-for-2 stock split in the form of a stock dividend was distributed on October 15, 1996, to shareholders of record as of October 1, 1996. Retroactive recognition has been given to the stock split in the accompanying financial statements and notes.

  Earnings per share is based upon the weighted average number of shares outstanding adjusted for the dilutive effect of common stock equivalents, consisting primarily of stock options. Fully diluted earnings per share is not presented because such amounts approximate earnings per share.

NOTE 3--BUSINESS COMBINATIONS

  The following is a summary of hospital and other healthcare entity acquisitions consummated during the respective nine-month periods (dollars in millions):

                                                                  1996    1995
                                                                  -----  ------
Number of hospitals..............................................    14      23
Number of licensed beds.......................................... 2,652   4,639
Purchase price information:
  Hospitals:
    Fair value of assets acquired................................ $ 734  $1,588
    Liabilities assumed..........................................  (108)   (108)
                                                                  -----  ------
      Net assets acquired........................................   626   1,480
    Contributions from minority partners.........................  (149)   (330)
                                                                  -----  ------
                                                                    477   1,150
  Other healthcare entities......................................   179     129
                                                                  -----  ------
      Net cash used for acquisitions............................. $ 656  $1,279
                                                                  =====  ======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--INCOME TAXES

  The Internal Revenue Service ("IRS") has issued statutory notices of deficiency in connection with its examinations of HCA-Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1988, 1991 and 1992. Columbia/HCA is currently contesting the 1981 through 1988 claimed deficiencies in the United States Tax Court ("Tax Court"), the 1991 claimed deficiency in the United States Court of Federal Claims, and the 1992 claimed deficiency in the Tax Court. The IRS has also proposed certain adjustments in connection with its examination of HCA's 1989 and 1990 federal income tax returns. Columbia/HCA is currently contesting the 1989 and 1990 adjustments with the IRS.

  The IRS has also issued a statutory notice of deficiency in connection with its examination of Healthtrust, Inc.--The Hospital Company's ("Healthtrust") 1990 and 1991 federal income tax returns. Columbia/HCA is currently contesting the claimed 1990 and 1991 deficiencies in Tax Court.

  The following is a discussion of certain disputed items:

 1981-1988 Tax Litigation

  Tax Court decisions are expected in 1996 regarding disputes over the valuation of the Healthtrust preferred stock and stock purchase warrants HCA received in connection with the sale of certain of its subsidiaries to Healthtrust in 1987 and the depreciable lives utilized by HCA for constructed hospital facilities. The IRS is claiming an additional $33 million in income taxes and $128 million in interest through September 30, 1996 with respect to these issues.

  A Tax Court decision is also expected in 1996 regarding HCA's claim that insurance premiums paid to its wholly owned insurance subsidiary, Parthenon, are deductible. Through September 30, 1996, Columbia/HCA is seeking a refund totaling $62 million in income taxes and $147 million in interest.

 Tax Court Decisions

  In September 1996, the Tax Court ruled in the IRS's favor with respect to the formula for calculating the tax reserve for doubtful accounts and in Columbia/HCA's favor with respect to the eligibility of certain receivables for the reserve method. The Tax Court also ruled in the IRS's favor with respect to the timing of the recognition of deferred income in connection with HCA's sale of certain subsidiaries to Healthtrust in 1987. As a result of these decisions, Columbia/HCA owed additional income taxes of $76 million and interest of $76 million through September 30, 1996. These rulings did not have any effect on the Company's results of operations.

 Stock Option Compensation

  The IRS has proposed the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $178 million and interest of $62 million through September 30, 1996.

 Executive Compensation

  The IRS has proposed the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991. If the IRS prevails on this issue, Columbia/HCA would owe additional income taxes of $12 million and interest of $5 million through September 30, 1996.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

  The following is a summary of operations before extraordinary charges for the quarters and nine months ended September 30, 1996 and 1995 (dollars in millions, except per share amounts):

                                                           QUARTER
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                                  AMOUNT  RATIO  AMOUNT  RATIO
                                                  ------  -----  ------  -----
Revenues........................................  $4,887  100.0% $4,371  100.0%
Salaries and benefits...........................   1,950   39.9   1,788   40.9
Supplies........................................     659   13.5     629   14.4
Other operating expenses........................   1,022   20.9     849   19.4
Provision for doubtful accounts.................     316    6.5     258    5.9
Equity in earnings of affiliates................     (39)  (0.8)     (2)    -
                                                  ------  -----  ------  -----
                                                   3,908   80.0   3,522   80.6
                                                  ------  -----  ------  -----
EBDITA(a).......................................     979   20.0     849   19.4
Depreciation and amortization...................     302    6.1     251    5.8
Interest expense................................     122    2.5     111    2.5
                                                  ------  -----  ------  -----
Income before minority interests and income tax-
 es.............................................     555   11.4     487   11.1
Minority interests..............................      36    0.8      30    0.6
                                                  ------  -----  ------  -----
Income before income taxes......................     519   10.6     457   10.5
Provision for income taxes......................     208    4.2     183    4.2
                                                  ------  -----  ------  -----
Income before extraordinary charges.............  $  311    6.4  $  274    6.3
                                                  ======  =====  ======  =====
  Earnings per share before extraordinary
   charges......................................  $  .46         $  .40
                                                  ======         ======
% changes from prior year:
  Revenues......................................    11.8%
  EBDITA........................................    15.3
  Income before income taxes....................    13.5
  Income before extraordinary charges...........    13.2
  Earnings per share before extraordinary
   charges......................................    15.0

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

                                                       NINE MONTHS
                                               ------------------------------
                                                   1996            1995
                                               --------------  --------------
                                               AMOUNT   RATIO  AMOUNT   RATIO
                                               -------  -----  -------  -----
Revenues...................................... $14,771  100.0% $13,112  100.0%
Salaries and benefits.........................   5,873   39.8    5,291   40.4
Supplies......................................   2,020   13.7    1,907   14.5
Other operating expenses......................   2,978   20.2    2,444   18.7
Provision for doubtful accounts...............     875    5.9      746    5.7
Equity in earnings of affiliates..............    (127)  (0.9)      (9)  (0.1)
                                               -------  -----  -------  -----
                                                11,619   78.7   10,379   79.2
                                               -------  -----  -------  -----
EBDITA(a).....................................   3,152   21.3    2,733   20.8
Depreciation and amortization.................     849    5.7      730    5.5
Interest expense..............................     379    2.6      347    2.6
Merger and facility consolidation costs.......      -      -       387    3.0
                                               -------  -----  -------  -----
Income before minority interests and income
 taxes........................................   1,924   13.0    1,269    9.7
Minority interests............................     102    0.7       80    0.6
                                               -------  -----  -------  -----
Income before income taxes....................   1,822   12.3    1,189    9.1
Provision for income taxes....................     731    4.9      479    3.7
                                               -------  -----  -------  -----
  Income before extraordinary charges......... $ 1,091    7.4  $   710    5.4
                                               =======  =====  =======  =====
Earnings per share:
  Excluding merger and facility consolidation
   costs...................................... $  1.61         $  1.40
  Merger and facility consolidation costs.....      -             (.35)
                                               -------         -------
  Income before extraordinary charges......... $  1.61         $  1.05
                                               =======         =======
% changes from prior year:
  Revenues....................................    12.7%
  EBDITA......................................    15.3
  Income before income taxes..................    53.2
  Income before extraordinary charges.........    53.6
  Earnings per share before extraordinary
   charges....................................    53.3
Other information excluding the effect of
 merger and facility consolidation costs:
  Income before income taxes.................. $ 1,822   12.3% $ 1,576   12.1%
  Income before extraordinary charges.........   1,091    7.4      945    7.2
  % changes from prior year:
    Income before income taxes................    15.6%
    Income before extraordinary charges.......    15.4
    Earnings per share before extraordinary
     charges..................................    15.0

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended September 30, 1996 and 1995

  Revenues increased 11.8% to approximately $4.9 billion in 1996 compared to the same period last year, primarily as a result of growth in both inpatient and outpatient volumes. On a same-hospital basis, 1996 revenues increased 10.6%, admissions increased 4.0% and adjusted admissions (adjusted to reflect outpatient activity) increased 7.8% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes and extraordinary charges increased to $519 million in 1996 from $457 million in 1995 and pretax margins increased to 10.6% in 1996 from 10.5% in 1995. The improvement in pretax income was attributable to the combination of growth in revenues and improvement in the margin. Pretax margins increased primarily due to increased participation in the Company's standard purchase contracts for medical supplies, improvements in productivity and an increase in equity in earnings of affiliates. Supply costs declined as a percentage of revenues to 13.5% in 1996 from 14.4% in 1995 and salaries and benefits also declined as a percentage of revenues from 40.9% in 1995 to 39.9% in 1996. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues from 19.4% in 1995 to 20.9% in 1996. This was due, in part, to the outsourcing of certain services.

  Equity in earnings of affiliates increased as a percentage of revenues to 0.8% in 1996 compared to less than 0.1% in 1995. Equity in earnings of affiliates represents Columbia/HCA's portion of earnings from its nonconsolidated subsidiaries and totaled $39 million in 1996 and $2 million in 1995. The increase was primarily due to more of the Company's development activities being structured as non-consolidated joint ventures.

  Income before extraordinary charges increased 13.2% to $311 million ($.46 per share) in 1996 compared to $274 million ($.40 per share) in 1995.

 Nine Months Ended September 30, 1996 and 1995

  Revenues increased 12.7% to approximately $14.8 billion in 1996 compared to 1995 as a result of acquisitions and growth in inpatient and outpatient volumes. On a same hospital basis, 1996 revenues increased 9.7%, admissions increased 3.4% and adjusted admissions (adjusted to reflect outpatient activity) increased 7.4% from 1995. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before taxes and extraordinary charges increased to $1.8 billion in 1996 from $1.2 billion in 1995 and pretax margins increased to 12.3% in 1996 from 9.1% in 1995. Excluding the effect of the merger and facility consolidation costs incurred in 1995, income before taxes and extraordinary charges increased 15.6% to $1.8 billion from $1.6 billion in 1995 and pretax margins increased to 12.3% in 1996 from 12.1% in 1995. The improvement in pretax income was attributable to the combination of growth in revenues and improvement in the margin. Pretax margins increased primarily due to increased participation in the Company's standard purchase contracts for medical supplies, improvements in productivity and an increase in equity in earnings of affiliates. Supply costs declined as a percentage of revenues to 13.7% in 1996 from 14.5% in 1995 and salaries and benefits declined as a percentage of revenues to 39.8% from 40.4% in 1995. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues from 18.7% in 1995 to 20.2% in 1996. This was due, in part, to the outsourcing of certain services.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

 Nine Months Ended September 30, 1996 and 1995 (continued)

  Equity in earnings of affiliates increased as a percentage of revenues to 0.9% in 1996 compared to 0.1% in 1995. Equity in earnings of affiliates totaled $127 million in 1996 and $9 million in 1995. The increase was primarily due to more of the Company's development activities being structured as non-consolidated joint ventures.

  Income before extraordinary charges increased 53.6% to $1.1 billion ($1.61 per share) in 1996 compared to $710 million ($1.05 per share) in 1995. Excluding the effects of the merger and facility consolidation costs charged in 1995, income before extraordinary charges increased 15.4% to $1.1 billion ($1.61 per share) in 1996 compared to $945 million ($1.40 per share) in 1995.

LIQUIDITY

  Cash provided by operating activities totaled approximately $1.9 billion for the nine months ended September 30, 1996 compared to $1.5 billion for the first nine months of 1995. During 1996, cash flows from operating activities have exceeded the funds utilized for Columbia/HCA's capital expenditure program and acquisitions. Capital expenditures and acquisitions in 1995 exceeded cash provided by operating activities by $827 million and was funded by the issuance of long-term debt and commercial paper borrowings.

  As of October 31, 1996, Columbia/HCA had approximately $1.7 billion of credit available under its revolving credit agreements. Working capital totaled $1.4 billion at September 30, 1996 and $1.5 billion at December 31, 1995. Management believes that cash flows from operations and amounts available under Columbia/HCA's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia/HCA's professional liability insurance subsidiaries to maintain statutory equity and pay claims totaled $1.2 billion at September 30, 1996 and December 31, 1995.

  The Company has entered into various joint venture agreements whereby the partners have an option to sell or "put" their interest in the joint ventures back to Columbia/HCA at prices based on fair value. The combined put price at November 1, 1996 was approximately $1.0 billion.

  Columbia/HCA's ratio of earnings to fixed charges was 4.34 and 4.20 for the quarters ended September 30, 1996 and 1995, respectively, and 4.79 and 3.71 for the nine months ended September 30, 1996 and 1995, respectively. The ratio for the nine months ended September 30, 1995 was negatively impacted by the $387 million pretax charge incurred related to the merger and facility consolidation costs.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $1.1 billion for both the nine months ended September 30, 1996 and 1995. At September 30, 1996, there were projects under construction which had an estimated additional cost to complete of approximately $993 million. Planned capital expenditures in 1996 (excluding acquisitions) are expected to approximate $1.5 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip existing health care facilities.

  Columbia/HCA also expended $656 million and $1.3 billion for acquisitions during the respective nine months ended September 30, 1996 and 1995. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of these activities. In addition, Columbia/HCA made investments in and advances

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES (CONTINUED)

to affiliates of $37 million in 1996. As part of its business strategy, Columbia/HCA intends to acquire (either through purchase or joint venture transactions) additional health care facilities in the future.

  Columbia/HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credit facilities and equity.

OTHER INFORMATION

  Resolution of various loss contingencies, including litigation pending against Columbia/HCA in the ordinary course of business, is not expected to have a material adverse effect on financial position or results of operations.

  Columbia/HCA's credit facilities contain customary covenants which include
(i) limitations on additional debt, (ii) certain limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia/HCA was in compliance with all such covenants at September 30, 1996.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


                                 OPERATING DATA

                                                               1996     1995
CONSOLIDATED                                                  ------- ---------
Number of hospitals in operation at:
  March 31..................................................      320       318
  June 30...................................................      326       321
  September 30..............................................      325       319
  December 31...............................................                319
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      127       111
  June 30...................................................      130       115
  September 30..............................................      130       118
  December 31...............................................                134
Licensed hospital beds at:
  March 31..................................................   62,197    61,261
  June 30...................................................   63,217    61,885
  September 30..............................................   63,063    61,255
  December 31...............................................             61,347
Weighted average licensed beds:
 Quarter:
  First.....................................................   62,330    60,960
  Second....................................................   62,937    61,801
  Third.....................................................   63,179    62,211
  Fourth....................................................             61,485
 Year.......................................................             61,617
Average daily census:
 Quarter:
  First.....................................................   28,428    27,713
  Second....................................................   26,193    25,384
  Third.....................................................   25,111    24,176
  Fourth....................................................             26,429
 Year.......................................................             25,917
Admissions:
 Quarter:
  First.....................................................  490,800   454,500
  Second....................................................  463,100   435,100
  Third.....................................................  462,400   430,400
  Fourth....................................................            454,800
 Year.......................................................          1,774,800
Length of stay:
 Quarter:
  First.....................................................      5.3       5.5
  Second....................................................      5.1       5.3
  Third.....................................................      5.0       5.2
  Fourth....................................................                5.4
 Year.......................................................                5.3

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                          OPERATING DATA (CONTINUED)

                                                                    1996  1995
NON-CONSOLIDATED (A)                                                ----- -----
  Number of hospitals in operation at:
    March 31.......................................................    20     2
    June 30........................................................    19     2
    September 30...................................................    20     4
    December 31....................................................          19
  Number of freestanding outpatient surgical centers in operation at:
    March 31.......................................................     3    -
    June 30........................................................     3    -
    September 30...................................................     3    -
    December 31....................................................           3
  Licensed hospital beds at:
    March 31....................................................... 4,815   362
    June 30........................................................ 4,677   362
    September 30................................................... 5,052   608
    December 31....................................................       4,455

--------
(a) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia/HCA. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation et al., was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). The lawsuit is a qui tam action brought by a private party (or "relator") on behalf of the United States of America. The relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals;
(ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing free or reduced rate rents for office space; (vi) providing free or reduced-rate vacations and trips; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The lawsuit is premised on alleged violations of the False Claims Act, 31 U.S.C. Section 3729 et seq. The complaint seeks damages of three times the amount of all Medicare claims (involving false claims) presented by the defendants to the federal government, a civil penalty of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorney's fees and costs. Although expressly permitted to do so, the United States has thus far declined to intervene in the case and assume prosecution of the claims asserted by the relator. The defendants filed a Motion to Dismiss the Second Amended Complaint on November 29, 1995, which was granted by the court on July 22, 1996. On August 20, 1996, the relator filed a notice of its intention to appeal the dismissal to the Fifth Circuit Court of Appeals.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a)Exhibits:

    Exhibit 11--Statement re Computation of Earnings Per Share.
    Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
    Charges.
    Exhibit 27--Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system)

  (b)Reports on Form 8-K:

    On July 2, 1996, Columbia/HCA filed a report on Form 8-K related to its medium term note program.

    On July 5, 1996, Columbia/HCA filed a report on Form 8-K which included the terms and conditions related to the issuance of $200 million in notes and debentures.

    On September 25, 1996, Columbia/HCA filed a report on Form 8-K regarding the announcement of a 3-for-2 stock split in the form of a stock dividend, which was distributed October 15, 1996. A copy of the release issued by Columbia/HCA on September 12, 1996 was included in the report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

Date: November 12, 1996                          /s/ Kenneth C. Donahey
                                          _____________________________________
                                                    KENNETH C. DONAHEY
                                                 SENIOR VICE PRESIDENT AND
                                                        CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)