Form 10-K
period 1996-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1997-03-27
CIK 860730

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

                  For the Fiscal Year Ended December 31, 1996

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

      Registrant's Telephone Number, Including Area Code: (615) 344-9551

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
                                               New York Stock Exchange
     Common Stock, $.01 Par Value

       Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1997, there were outstanding 652,323,713 shares of the Registrant's Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of February 28, 1997 the aggregate market value of the Common Stock held by non-affiliates was approximately $24,807,793,000. For purposes of the foregoing calculation only, the Registrant's directors, executive offi-cers, and The Columbia/HCA Healthcare Corporation Stock Bonus Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                PAGE
                                                              REFERENCE
                                                              ---------
                                 PART I
 Item 1.  Business..........................................       1
 Item 2.  Properties........................................      18
 Item 3.  Legal Proceedings.................................      19
          Submission of Matters to a Vote of Security
 Item 4.  Holders...........................................      20
                                PART II
 Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................      20
 Item 6.  Selected Financial Data...........................      22
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      23
 Item 8.  Financial Statements and Supplementary Data.......      31
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............      31
                                PART III
          Directors and Executive Officers of the
 Item 10. Registrant........................................      31
 Item 11. Executive Compensation............................      31
          Security Ownership of Certain Beneficial Owners
 Item 12. and Management....................................      31
 Item 13. Certain Relationships and Related Transactions....      31
                                PART IV
                 Exhibits, Financial Statement Schedules and
 Item 14. Reports on Form 8-K...............................      32

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Columbia/HCA Healthcare Corporation is one of the largest providers of healthcare services in the United States. At December 31, 1996, the Company operated 321 general, acute care hospitals and 22 psychiatric hospitals. In addition, as part of its comprehensive health care networks, the Company operates facilities that provide a broad range of outpatient and ancillary services. At December 31, 1996, the Company operated more than 135 outpatient surgery centers and approximately 550 home health locations. The Company's health care facilities are located in 37 states and two foreign countries. At December 31, 1996, the facilities "operated" by the Company included 24 hospitals and four surgery centers which were operated through 50/50 joint ventures that were managed by the Company, but which were not consolidated for financial reporting purposes. The term the "Company" as used herein refers to Columbia/HCA Healthcare Corporation and its direct and indirect subsidiaries and affiliated partnerships, unless otherwise stated or indicated by context.

  The Company's primary objective is to provide to the markets it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals as well as at freestanding facilities operated by the Company including outpatient surgery and diagnostic centers, rehabilitation facilities, home health care agencies and other facilities. In addition, the Company operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings.

  During April 1995, the Company acquired Healthtrust, Inc.--The Hospital Company ("Healthtrust") pursuant to a merger transaction accounted for as a pooling of interests (the "Healthtrust Merger"). Healthtrust began operations through the acquisition of a group of hospitals and related assets (the "Healthtrust Formation") from Hospital Corporation of America (the predecessor to HCA) in September 1987. During May 1994, Healthtrust acquired EPIC Holdings, Inc. ("EPIC") in a transaction accounted for as a purchase (the "EPIC Merger"). During September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase (the "MCA Merger"). During February 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") pursuant to a merger transaction accounted for as a pooling of interests (the "HCA Merger"). Effective September 1993, the Company acquired Galen Health Care, Inc. ("Galen") pursuant to a merger transaction accounted for as a pooling of interests (the "Galen Merger"). Galen began operations as an independent publicly held corporation upon the distribution of all of its common stock (the "Spinoff") by its then 100% owner, Humana Inc. ("Humana"), on March 1, 1993.

  The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 344-9551.

BUSINESS STRATEGY

  The Company's strategy is to become a comprehensive provider of quality health care services in targeted markets. The Company pursues its strategy by acquiring the health care facilities necessary to develop a comprehensive health care network with wide geographic presence throughout the market. Typically, the Company enters a market by acquiring one or more mid- to large-size general, acute care hospitals (over 150 licensed beds), which have either desirable physical plants or facilities which can be upgraded on an economically feasible basis. The Company then upgrades equipment and facilities and adds new services to increase the attractiveness of the hospital to local physicians and patient populations. The Company typically develops a network by acquiring additional health care facilities including additional general, acute care hospitals, psychiatric hospitals and outpatient facilities such as surgery centers, diagnostic centers, physical therapy centers and other treatment or wellness facilities including home health care agencies. By developing a comprehensive health care network in a local market, the Company achieves greater visibility and is better able to attract physicians and patients by offering a full range of services in the entire market area. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

  The Company often provides local physicians and managers with the opportunity to purchase equity interests in the Company's operations through a partnership or corporate structure. Management believes the Company's strategy of co-ownership of its facilities with physicians and management produces significant operational advantages. Physicians who have an ownership interest in a facility take a more active role in recruiting other physicians and in improving efficiency by containing costs and making more rational capital expenditure decisions, and often are more active supporters of operations and medical staff quality assurance activities, as they have a direct personal interest in the success and reputation of the facility. Moreover, because certain of the Company's facilities are co-owned with and operated by prominent members of the local medical community, both community support for the facilities and the Company's ability to recruit physicians to the facilities are enhanced. In addition, by providing local managers of its facilities the opportunity to purchase equity interests in such facilities, the Company creates incentives on the part of its local managers to operate their facilities successfully with a long-term perspective.

HEALTH CARE FACILITIES

  The Company currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabilitation centers and home health care agencies and programs.

  The Company currently operates 321 general, acute care hospitals with 65,190 licensed beds. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices conform to established standards. When the Company acquires a hospital, it establishes quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

  Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

  The Company currently operates 22 psychiatric hospitals with 2,476 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tailored to child psychiatric, adolescent psychiatric, adult psychiatric, adolescent alcohol or drug abuse and adult alcohol or drug abuse patients. The hospitals use the treatment team concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis intervention, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical medicine. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

  Other outpatient or related healthcare services operated by the Company include ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers, skilled nursing services and home health/infusion services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive healthcare network in each of its target markets. The Company currently operates more than 135 outpatient surgery centers and approximately 550 home health locations.

  In addition to providing capital resources, the Company makes available a variety of management services to its healthcare facilities, most significantly: national supply and equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information systems; legal; personnel management; and internal audit.

SOURCES OF REVENUE

  Hospital revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis), acquisitions of additional outpatient facilities and increased pressures from Medicare, Medicaid, HMOs, PPOs, employers and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

  The Company receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers as well as directly from patients. The approximate percentages of patient revenues of the Company's facilities from such sources during the periods specified below were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
   Medicare......................................       35%        36%        35%
   Medicaid......................................        6          6          6
   Other sources.................................       59         58         59
                                                  --------   --------   --------
   Total.........................................      100%       100%       100%
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

 Medicare

  Under the Medicare program the Company receives reimbursement under a prospective payment system ("PPS") for the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost based system, subject to certain cost caps. A prospective payment system or payment constraints are being considered by Congress for home health care, skilled nursing care, psychiatric and rehabilitation hospitals, and distinct part units of hospitals. It is uncertain what impact, if any, the federal efforts to reform the health care system or balance the federal budget will have on the current method of Medicare reimbursement.

  Under PPS, fixed payment amounts per inpatient discharge were established based on the patient's assigned diagnosis related group ("DRG"). DRG's classify patients' treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each individual hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. Patients falling well outside the normal distribution are afforded additional payments and defined as "outliers." Under PPS, hospitals may retain payments in excess of costs but must absorb costs in excess of such payments; therefore, hospitals are encouraged to operate more efficiently.

  DRG rates are updated and recalibrated annually and have been affected by several recent federal enactments. The index used by HCFA to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("market basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY"), which begins on October 1. The market basket for FY 1994 was 4.3%, FY 1995 was 3.6%, FY 1996 was 3.5% and for FY 1997 will be 2.5%.

  The Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") extended the reduction enacted by the Omnibus Budget Reconciliation Act of 1990 ("OBRA-90") in the Medicare DRG payments to healthcare providers through 1997. A substantial number of the Company's hospitals are classified as urban hospitals for reimbursement purposes. The net updates of DRG rates for large urban and other urban hospitals are established as follows: FY 1994 and FY 1995 market basket minus 2.5%; FY 1996 market basket minus 2%; and FY 1997 market basket minus 0.5%. Management cannot predict how future adjustments by Congress and HCFA will affect the profitability of the Company's health care facilities.

  The provisions of OBRA-90 required the Secretary (the "Secretary") of the Department of Health and Human Services ("HHS") to develop a proposal for a PPS for all hospital-based outpatient services and inpatient psychiatric care. The Secretary's report was submitted to Congress on March 17, 1995. The Secretary's report recommends a phase-in of PPS for outpatient services with prospective payment rates being established initially for surgical and radiological services and other diagnostic procedures that account for almost half of hospital outpatient Medicare charges. Other groups of outpatient services would be brought under PPS as appropriate methodologies are developed. The report also addressed changes to beneficiary coinsurance and the computation of coinsurance under the current blended payment method. Implementation of the Secretary's proposals would require Congress to enact legislation. The Company is unable to assess whether such legislation, or any other legislation, will be enacted in connection with changes to Medicare reimbursement of hospital outpatient services. Until such time as the Secretary has implemented a PPS for all hospital-based outpatient services, OBRA-90 directs that payments for the reasonable cost of outpatient hospital services (other than for capital related costs) be reimbursed at the lower of 94.2% of such reasonable costs, charges or a blend of fees and costs for cost reporting periods falling within FY 1991 through FY 1995. OBRA-93 extended this reduction through FY 1998.

  Subsequent to September 30, 1991 and through FY 1992, capital related pay-ments for inpatient hospital services were made at the rate of 90% of reason-able capital costs. The PPS capital costs reimbursement applies an estimated national average of FY 1989 Medicare capital costs per patient discharge up-dated to FY 1992 by the estimated increase in Medicare capital costs per dis-charge (the "Federal Rate"). Capital PPS is applicable to cost reports begin-ning on or after October 1, 1991. Under capital PPS reimbursement, a 10 year transition period has been established. A hospital is paid under one of the following two different payment methodologies during this transition period:
(i) hospitals with a hospital-specific rate (the rate established for a hospi-tal based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate, whichever results in a higher payment. A hospital is generally paid under one methodology throughout the entire transition, although a hospital can transi-tion to the full federal rate if it exceeds the hold-harmless. After the tran-sition period, all hospitals will be paid the Federal Rate.

  The impact of PPS capital reimbursement in the first two years has not been material to Medicare capital reimbursement. The hospital-specific rates for FY 1994 decreased 2.16%. The established Federal Rate for FY 1994 was reduced by 9.33% to $378 per patient discharge and for FY 1995 was reduced by 0.4% to $377 per patient discharge. The hospital-specific rate for FY 1996 increased 21.1% and decreased by 4.32% for FY 1997. The Federal Rate for FY 1996 increased 22.5% to $462 and decreased to $439 for FY 1997 per patient discharge. These changes were primarily the result of the expiration of a budget neutrality provision of OBRA-90 that limited payments to 90% of payments estimated to have been made on a reasonable cost basis during the fiscal year. Legislation passed by Congress and vetoed by the President would have resulted in a reduction of capital payment rates for FY 1996. The Company is unable to predict what changes Congress may enact for FY 1998 and into the future.

 Medicaid

  Most state Medicaid payments are made under a prospective payment system or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. Medicaid is currently funded approximately 50% by the states and approximately 50% by the federal government. The federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals.

  On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 (the "Medicaid Amendments"), which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of the Medicaid Amendments, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. To date, the impact upon the Company of these new taxes has not been materially adverse. However, the Company is unable to predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, is unable to assess the effect thereof on its results of operations or financial position.

 Annual Cost Reports

  The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit, which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the Company's results of operations or financial position.

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

  The following table sets forth certain operating statistics for hospitals owned by the Company for each of the most recent five years. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months. Psychiatric hospital operations are also subject to certain seasonal fluctuations, including decreases in patient occupancy during the summer months and holiday periods.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                           1996(G)    1995(G)     1994       1993       1992
                          ---------  ---------  ---------  ---------  ---------
Number of hospitals (a).        319        319        311        274        281
Weighted average
 licensed beds (b)......     62,708     61,617     57,517     53,247     51,955
Admissions (c)..........  1,895,400  1,774,800  1,565,500  1,451,000  1,448,000
Average length of stay
 (days) (d).............        5.1        5.3        5.6        5.8        6.0
Average daily census
 (e)....................     26,583     25,917     23,841     22,973     23,569
Occupancy rate (f)......         42%        42%        41%        43%        45%

--------
(a) End of period.
(b) Represents the average number of licensed beds weighted based on periods owned. Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(d) Represents the average number of days admitted patients stay in the Company's hospitals.
(e) Represents the average number of patients in the Company's hospital beds each day.
(f) Represents the percentage of hospital licensed beds occupied by patients.
(g) This does not include 24 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

  Hospitals have experienced significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of hospital payment changes by Medicare, insurance carriers and self-insured employers. These changes generally encouraged the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Another factor affecting hospital utilization levels is improved treatment protocols as a result of medical technology and pharmacological advances.

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

  One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by the Company, the Company's hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. The Company believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, the Company strives to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

  Another major factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

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

  The Company, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the United States health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

  The hospital industry and the Company's hospitals continue to have significant unused capacity, and, thus, there is substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. To meet these challenges, the Company expands many of its facilities to include outpatient centers, offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

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

 Certificates of Need

  The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership. Further, violation may result in the imposition of civil or, in some cases, criminal sanctions, the denial of Medicare or Medicaid reimbursement or the revocation of a facility's license.

 State Rate Review

  Some states in which the Company owns hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state.

  In Florida, a budget review process and limitations on net revenue increases per admission have been in effect with respect to the Company's hospitals since January 1, 1986. The increase in hospital net revenues per admission is limited to an annually-determined percentage increase in costs that Florida hospitals pay for goods and services plus a statutory 2%, plus additional amounts which recognize the effect of patient days related to Medicare, Medicaid and uncompensated charity care. This law limits the ability of Florida hospitals to increase rates to maintain operating margins. The Company operated 56 hospitals aggregating 13,104 beds in Florida as of December 31, 1996.

  In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condition.

 Utilization Review

  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

 Medicare Regulations and Fraud and Abuse

  Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for services not rendered or misrepresenting actual services rendered in order to obtain higher reimbursement; (ii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act); (iii) failing to stabilize all individuals who come to its emergency room who have an "emergency medical condition," whether or not any such individual is eligible for Medicare; (iv) transferring any stabilized patient to another health care facility before such other facility has agreed to the transfer of such patient, while such other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment; and (v) transferring any unstabilized patient (except those transferred at the patient's request or with physician certification that the medical risks from the transfer are less harmful than continued treatment at the transferring facility), such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon such hospital under certain provisions of the Social Security Act.

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

  In addition, on July 29, 1991, the OIG issued final regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

  Section 1877 of the Social Security Act (commonly known as "Stark I") prohibits referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship. OBRA-93 included certain amendments to Section 1877 (such amendments commonly known as "Stark II") which substantially broadened the scope of prohibited physician self-referrals to include referrals by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include not only the clinical laboratory services which were the only such services covered by Stark I, but also, among other things, physical and occupational therapy services, radiology services, durable medical equipment, home health, and inpatient and outpatient hospital services. Sanctions for violating Stark I or II include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Stark II contains certain exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. Stark II became effective January 1, 1995 and contemplates the promulgation of regulations implementing the new provisions. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations to be promulgated thereunder will have on the Company.

  Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of the payment for the care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to Stark II, but also with broader effect since the legislation applies regardless of the source of the payment for the care. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement.

  On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Most important for health care providers, the new law includes comprehensive and far-reaching amendments or supplements to the Antifraud Amendments. It also contains substantive provisions relating to portability of health insurance coverage and limitations on preexisting condition exclusions. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Most of the provisions of HIPAA became effective January 1, 1997.

  The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. Like the Antifraud Amendments, this statute is very broad. Careful and accurate coding of claims for reimbursement must be performed to avoid liability under the false claims statutes.

  The OIG has requested information regarding the Company's procedures for preparing Medicare cost reports. The Company is cooperating with the OIG and has provided various information in order to explain the Company's practices. Management believes that any claims in this regard, if asserted, would not have a material adverse effect on the Company's financial position or results of operations.

  On March 19, 1997, the Company's El Paso, Texas operations were served by federal authorities with search warrants requesting various records and documents. The Company currently believes the investigation is limited to its El Paso facilities and is cooperating in the investigation. Because the Company has not been informed of the allegations underlying the search warrants, the scope and nature of the investigation is unknown.

  Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Antifraud Amendments, Section 1877, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations or whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

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

 Health Care Reform

  Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

INSURANCE

  As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, the Company insures a substantial portion of its general and professional liability risks. The Company's health care facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence. The Company also maintains general and professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

  The Company and its insurance subsidiary maintain allowances for loss for professional and general liability risks which totalled $1.2 billion at December 31, 1996. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to earnings of the Company. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for professional and general liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for general and professional liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

  At December 31, 1996, the Company had approximately 285,000 employees, including approximately 68,000 part-time employees. Employees at 13 hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel.

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With certain exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals, and may terminate their affiliation with a hospital at any time.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 14, 1997, were as follows:

          NAME           AGE                      POSITION(S)
          ----           ---                      -----------
Richard L. Scott........  44 Chairman and Chief Executive Officer
Thomas F. Frist, Jr.,
 M.D....................  58 Vice Chairman of the Board
David T. Vandewater.....  46 President and Chief Operating Officer
Stephen T. Braun........  41 Senior Vice President and General Counsel
Victor L. Campbell......  50 Senior Vice President
Richard E. Chapman......  48 Senior Vice President--Information Systems
Kenneth C. Donahey......  46 Senior Vice President and Controller
W. Leon Drennan.........  41 Senior Vice President--Consulting/Audit Services
James M. Fleetwood,
 Jr. ...................  49 President--Florida Group
Samuel A. Greco.........  45 Senior Vice President--Operations Finance
Jay Grinney.............  46 President--Eastern Group
Neil D. Hemphill........  43 Senior Vice President--Human Resources/Administration
Jamie E. Hopping........  43 President--Western Group
Frank M. Houser, M.D. ..  56 President--Physician Management Services
Daniel J. Moen..........  45 President--Columbia Sponsored Networks
Joseph D. Moore.........  50 Senior Vice President--Development
Lindy B. Richardson.....  50 Senior Vice President--Marketing/Public Affairs
Richard A. Schweinhart..  47 Senior Vice President--Columbia Sponsored Networks
James D. Shelton........  43 President--Central Group
Donald E. Steen.........  50 President--International Group
David R. White..........  49 President--Mid-America Group
Herbert Y. Wong.........  44 Senior Vice President--Strategic Development

  Richard L. Scott has served as Chairman of the Board and Chief Executive Officer of the Company since May 1996. Mr. Scott served as President, Chief Executive Officer and a director of the Company from September 1993 to November 1996. Mr. Scott was Chairman, Chief Executive Officer and a director of the Company or its predecessors from July 1988 to September 1993.

  Thomas F. Frist, Jr., M.D. has served as Vice Chairman of the Board of the Company since April 1995. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA-Hospital Corporation of America ("HCA") from 1988 to February 1994. Dr. Frist, a founder of the predecessor of HCA, was previously Chairman and Chief Executive Officer of such predecessor from August 1985 until September 1987.

  David T. Vandewater has served as President and Chief Operating Officer of the Company since November 1996. Mr. Vandewater served as Chief Operating Officer of the Company from September 1993 to November 1996. Mr. Vandewater was President of the Company from February 1991 to September 1993 and served as its Executive Vice President from May 1990 until February 1991.

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

  Richard E. Chapman has served as Senior Vice President--Information Systems of the Company since February 1995. Mr. Chapman served as Vice President-- Information Systems for Columbia from September 1993 until February 1995. Mr. Chapman also served as Vice President--Information Systems for both Galen and Humana from 1988 until September 1993.

  Kenneth C. Donahey has served as Senior Vice President and Controller of the Company since April 1995. Prior to that time, Mr. Donahey served as Senior Vice President and Controller of Healthtrust from April 1993 to April 1995. Mr. Donahey also served as Vice President and Controller of Healthtrust from 1987 to 1993.

  W. Leon Drennan has served as Senior Vice President--Consulting/Audit Services of the Company since May 1996. Mr. Drennan served as Senior Vice President--Internal Audit of the Company from February 1995 to May 1996. From February 1994 to January 1995, Mr. Drennan served as Vice President of the Company. Mr. Drennan served as Vice President--Internal Audit for HCA from 1987 until 1994.

  James M. Fleetwood, Jr. has served as President--Florida Group of the Company since May 1996. Mr. Fleetwood served as President of the Company's North Florida Division from April 1995 to May 1996. From August 1992 to April 1995, Mr. Fleetwood was a Regional Vice President of Healthtrust. Mr. Fleetwood served as the Administrator and Chief Executive Officer of Plantation General Hospital in Plantation, Florida from July 1989 to August 1992.

  Samuel A. Greco has served as Senior Vice President--Operations Finance of the Company since July 1992. Mr. Greco served as Senior Vice President of Finance--South Florida Division of the Company from November 1990 to July 1992. Mr. Greco was Chief Financial Officer of University Hospital, Tamarac, Florida, which is owned and operated by the Company, from January 1990 to November 1990.

  Jay Grinney has served as President--Eastern Group of the Company since May 1996. From October 1993 to May 1996, Mr. Grinney served as President of the Greater Houston Division of the Company. From November 1992 to October 1993, Mr. Grinney served as Chief Operating Officer of the Houston Region of the Company. From June 1990 to November 1992, Mr. Grinney served as President and Chief Executive Officer of Rosewood Medical Center in Houston, Texas.

  Neil D. Hemphill has served as Senior Vice President--Human Resources of the Company since February 1994. Mr. Hemphill served as Vice President--Human Resources of the Company from June 1992 to February 1994. Mr. Hemphill was a Director of Human Resources of Republic Health Corporation (presently called OrNda Healthcorp) from January 1985 to June 1992.

  Jamie E. Hopping has served as President--Western Group of the Company since January 1996. From January 1993, Ms. Hopping was Chief Operating Officer of the Company's South Florida Division and in February 1994 was named President of the South Florida Division. From 1990 to 1993, Ms. Hopping was Chief Executive Officer of Deering Hospital in South Florida.

  Frank M. Houser, M.D. has served as President--Physician Management Services of the Company since May 1996. Dr. Houser served as President of the Georgia Division of the Company from December 1994 to May 1996. From May 1993 to December 1994, Dr. Houser served as the Medical Director of External Operations at The Emory Clinic, Inc. in Atlanta, Georgia. Dr. Houser served as State Public Health Director, Georgia Department of Human Resources, from July 1991 to May 1993.

  Daniel J. Moen has served as President--Columbia Sponsored Networks since March 1996, and served as President of the Company's Florida Group from February 1994 until March 1996. Mr. Moen was President of the Company's South Florida Division from October 1991 until February 1994. From 1989 until September 1991, he served as Vice President, South Florida Market for Humana Inc.

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

  Richard A. Schweinhart has served as Senior Vice President--Columbia Sponsored Networks of the Company since March 1996. From April 1995 until March 1996, Mr. Schweinhart served as Senior Vice President--Nonhospital Operations, and from September 1993 until April 1995 as Senior Vice President--Finance of the Company. Mr. Schweinhart served as Senior Vice President--Finance for both Galen and Humana from November 1991 to September 1993. Mr. Schweinhart also served as Vice President--Finance of Humana from 1988 until November 1991.

  James D. Shelton has served as President--Central Group of the Company since June 1994. From May 1993 to June 1994, Mr. Shelton was employed by National Medical Enterprises, Inc. ("NME") (presently called Tenet Healthcare Corporation) as Executive Vice President of the Central Division. Mr. Shelton served as Senior Vice President of Operations for NME from August 1986 until May 1993.

  Donald E. Steen has served as President--International Group of the Company since November 1995. From September 1994 until November 1995, Mr. Steen served as President--Western Group of the Company. Mr. Steen was formerly President and Chief Executive Officer of Medical Care America from September 1992 until September 1994 and President, Chief Executive Officer of Medical Care International from September 1981 to September 1992.

  David R. White joined the Company in March 1994 and has served as President--Mid-America Group of the Company since June 1995. Before this period, he served as Executive Vice President and Chief Operating Officer with Community Health Systems, Inc. for eight years.

  Herbert Y. Wong, Ph.D. has served as Senior Vice President--Strategic Development of the Company since May 1996. From November 1989 to April 1996, Mr. Wong served as Founder and President of Quantum Solutions, Inc., an international management consulting and training firm based in Austin, Texas.

ITEM 2. PROPERTIES.

   The following table lists, by state, the number of hospitals owned, managed or operated by the Company as of December 31, 1996:

                                                                        LICENSED
      STATE                                                   HOSPITALS   BEDS
      -----                                                   --------- --------
      Alabama................................................      9      1,303
      Alaska.................................................      1        254
      Arizona................................................      5        779
      Arkansas...............................................      4        909
      California.............................................     15      2,643
      Colorado...............................................     10      2,342
      Florida................................................     56     13,104
      Georgia................................................     20      3,257
      Idaho..................................................      2        462
      Illinois...............................................      9      2,702
      Indiana................................................      2        460
      Kansas.................................................      4      1,447
      Kentucky...............................................     13      2,505
      Louisiana..............................................     21      3,322
      Massachusetts..........................................      2        484
      Mississippi............................................      2        274
      Missouri...............................................      3        767
      Nevada.................................................      2        808
      New Hampshire..........................................      2        295
      New Mexico.............................................      2        381
      North Carolina.........................................      8      1,104
      Ohio...................................................      3      1,168
      Oklahoma...............................................      8      1,647
      Oregon.................................................      2        198
      South Carolina.........................................      5        932
      Tennessee..............................................     29      4,291
      Texas..................................................     67     13,096
      Utah...................................................      7        988
      Virginia...............................................     15      3,484
      Washington.............................................      1        119
      West Virginia..........................................      7      1,284
      Wyoming................................................      1         70
      INTERNATIONAL
      -------------
      Switzerland............................................      1        185
      United Kingdom.........................................      5        602
                                                                 ---     ------
                                                                 343     67,666
                                                                 ===     ======

  In addition to the hospitals listed in the above table, the Company operates more than 135 outpatient surgery centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at the Company's hospitals.

  The Company owns and maintains its headquarters in approximately 580,000 square feet of space in five office buildings in Nashville, Tennessee.

  The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  A class action styled Mary Forsyth et al. v. Humana Inc. et al., Case #CV-S-89-249-PMP (L.R.L.), was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). On August 12, 1991, a Second Amended Complaint was filed in the Forsyth case which significantly increased the amount of damages claimed by the plaintiffs in previously filed complaints. The claimed damages increased from $10 million to $84,520,143 in connection with a count which alleges a violation of the Employee Retirement Income Security Act (the "ERISA Count"); from $10 million to $181,034,570 (before trebling) in connection with an alleged violation of the Sherman Anti-Trust Act (the "Anti-Trust Count"); and from $10 million to $181,034,570 (before trebling) for an alleged violation of the Racketeer Influenced and Corrupt Organization Act (the "RICO Count"). In late March 1992, as part of the discovery process, the plaintiffs provided information in regard to their calculation of damages which indicates they are seeking recovery of $49,440,000 of damages plus approximately $15,396,000 of interest in the ERISA Count and $103,562,165 of damages (before trebling) plus approximately $31,800,000 of interest in the RICO Count. Specific amounts were not readily apparent for the Anti-Trust Count but it appears the plaintiffs believe their claimed damages in the Anti-Trust Count would be similar to those in the RICO Count. The ERISA Count, which is being asserted by the Co-Payer Class, claims that Humana Inc. ("Humana") violated a fiduciary duty in connection with (i) the calculation of co-insurance payments required under policies issued by Humana's insurance subsidiary ("Humana Insurance") for insureds who were treated at Sunrise Hospital in Las Vegas (now owned by the Company), and (ii) payments to the hospital by Humana Insurance. The Anti-Trust Count, which is being asserted by the Premium Payer Class, alleges that Sunrise Hospital has monopolized or has attempted to monopolize the for-profit, acute care hospital services market in Clark County, Nevada, and that Humana Insurance engaged in predatory pricing in connection with the sale of insurance policies to members of such class. The plaintiffs have also indicated damages with respect to the Co-Payer Class. The RICO Count, which is being asserted by both the Premium Payer and Co-Payer Classes, alleges fraud in connection with (i) the sale of insurance policies to members of the Premium Payer Class and (ii) the calculation of the co-insurance payments. On June 22, 1992, defendants filed a Motion for Summary Judgment on all three counts of the Complaint. On July 21, 1993, Summary Judgment was entered in favor of defendants on all counts, although the Court allowed the Co-Payer Class to file a Third Amended Complaint. On August 24, 1993, the plaintiffs filed a Third Amended Complaint against Humana Insurance, seeking to recover at least $2,000,000, plus interest, which represents the difference between their co-insurance payments and what the payments would have been if calculated based on the discounted payments made by Humana Insurance to Sunrise Hospital. The plaintiffs filed a Motion for Summary Judgment on the Third Amended Complaint on November 10, 1993. The Court granted the plaintiff's Motion for Summary Judgment on June 3, 1994. The plaintiffs appealed the grant of defendants Motion for Summary Judgment on the RICO Count and the Anti-Trust Count. On November 5, 1996, the Ninth Circuit Court of Appeals reinstated certain claims in the Forsyth case. The Court of Appeals affirmed the ERISA ruling, but found that the plaintiffs were entitled to a trial on their Anti-Trust Count and reinstated a claim by the Co-Payor Class under the RICO Count. The Court of Appeals stated that the calculation of damages for the RICO Count would be the same as under the ERISA Count. Humana has indicated that it intends to seek reconsideration of the Court of Appeals ruling. Pursuant to an Assumption of Liabilities and Indemnification Agreement entered into in connection with the Spinoff, Humana assumed approximately 39% and Galen assumed approximately 61% of all liabilities, costs and expenses arising out of certain identified legal proceedings and claims, including the Forsyth case.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on the New York Stock Exchange, Inc. (the "NYSE") (symbol "COL"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's Common Stock. All prices have been adjusted to reflect a 3-for-2 stock split in the form of a stock dividend effective October 15, 1996.

                                                                    HIGH   LOW
                                                                   ------ ------
   1995:
     First Quarter................................................ $29.50 $23.58
     Second Quarter...............................................  30.67  25.75
     Third Quarter................................................  33.25  28.33
     Fourth Quarter...............................................  36.00  31.08
   1996:
     First Quarter................................................ $39.08 $33.42
     Second Quarter...............................................  38.17  32.92
     Third Quarter................................................  39.25  31.67
     Fourth Quarter...............................................  41.88  34.50

  At the close of business on March 14, 1997, there were approximately 18,400 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

  The Company currently pays a regular quarterly dividend of $.02 per share. While it is the present intention of the Company's Board of Directors to continue paying a quarterly dividend of $.02 per share, the declaration and payment of future dividends by the Company will depend upon many factors, including the Company's earnings, financial condition, business needs, capital and surplus and regulatory considerations.

ITEM 6. SELECTED FINANCIAL DATA.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                            1996       1995       1994       1993       1992
                          ---------  ---------  ---------  ---------  ---------
SUMMARY OF OPERATIONS
Revenues................  $  19,909  $  17,695  $  14,543  $  12,678  $  12,226
Salaries and benefits...      7,842      7,101      5,963      5,202      5,062
Supplies................      2,694      2,558      2,144      2,015      1,948
Other operating
 expenses...............      4,025      3,346      2,661      2,286      2,205
Provision for doubtful
 accounts...............      1,212        998        853        699        652
Depreciation and
 amortization...........      1,155        981        804        689        670
Interest expense........        498        460        387        415        506
Equity in earnings of
 affiliates.............       (173)      ( 28)        (8)        (9)        (1)
Merger, facility
 consolidation and other
 costs..................         --        387        159        151        532
                          ---------  ---------  ---------  ---------  ---------
                             17,253     15,803     12,963     11,448     11,574
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations before
 minority interests and
 income taxes...........      2,656      1,892      1,580      1,230        652
Minority interests in
 earnings of
 consolidated entities..        141        113         40         18         25
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations before
 income taxes...........      2,515      1,779      1,540      1,212        627
Provision for income
 taxes..................      1,010        715        611        492        334
                          ---------  ---------  ---------  ---------  ---------
Income from continuing
 operations.............      1,505      1,064        929        720        293
Income (loss) from
 discontinued health
 plan segment, net of
 income tax (benefit)...         --         --         --         16       (125)
Extraordinary charges on
 extinguishments of
 debt, net of income tax
 benefits...............         --       (103)      (115)       (97)       (23)
Cumulative effect on
 prior years of a change
 in accounting for
 income taxes...........         --         --         --         --         51
                          ---------  ---------  ---------  ---------  ---------
 Net income.............  $   1,505  $     961  $     814  $     639  $     196
                          =========  =========  =========  =========  =========
Earnings per share:
 Income from continuing
  operations............  $    2.22  $    1.58  $    1.44  $    1.16  $     .50
 Income (loss) from
  discontinued health
  plan segment..........         --         --         --        .03       (.21)
 Extraordinary charges
  on extinguishments of
  debt..................         --       (.15)      (.18)      (.16)      (.04)
 Cumulative effect on
  prior years of a
  change in accounting
  for income taxes......         --         --         --         --        .08
                          ---------  ---------  ---------  ---------  ---------
 Net income.............  $    2.22  $    1.43  $    1.26  $    1.03  $     .33
                          =========  =========  =========  =========  =========
Shares used in computing
 earnings per share (in
 thousands).............    677,886    673,071    643,943    619,554    591,567
Cash dividends per
 common share...........  $     .08  $     .08  $     .08  $     .04         --
FINANCIAL POSITION
Assets..................  $  21,272  $  19,892  $  16,278  $  12,685  $  12,773
Working capital.........      1,467      1,462      1,092        835        899
Net assets of
 discontinued
 operations.............         --         --         --         --        376
Long-term debt,
 including amounts due
 within one year........      6,982      7,380      5,672      4,682      4,735
Minority interests in
 equity of consolidated
 entities...............        836        722        278         67         51
Stockholders' equity....      8,609      7,129      6,090      4,158      4,241
CASH FLOW DATA
Cash provided by
 operating activities...  $   2,621  $   2,254  $   1,747  $   1,585  $   1,776
Cash used in investing
 activities.............     (2,251)    (3,600)    (1,946)      (967)      (904)
Cash provided by (used
 in) financing
 activities.............       (489)     1,510        (81)      (684)    (1,212)
OPERATING DATA
Number of hospitals at
 end of period..........        319        319        311        274        281
Number of licensed beds
 at end of period.......     61,931     61,347     59,595     53,245     53,457
Weighted average
 licensed beds (a)......     62,708     61,617     57,517     53,247     51,955
Average daily census
 (b)....................     26,538     25,917     23,841     22,973     23,569
Occupancy (c)...........         42%        42%        41%        43%        45%
Admissions (d)..........  1,895,400  1,774,800  1,565,500  1,451,000  1,448,000
Average length of stay
 (days) (e).............        5.1        5.3        5.6        5.8        6.0

--------
(a) Represents the average number of licensed beds weighted based on periods owned. Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of patients in hospital beds each day.
(c) Represents the percentage of hospital licensed beds occupied by patients.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(e) Represents the average number of days admitted patients stay in the Company's hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data and the accompanying consolidated financial statements set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA Healthcare Corporation ("Columbia" or the "Company") which should be read in conjunction with the following discussion and analysis.

BACKGROUND INFORMATION AND BUSINESS STRATEGY

 Healthtrust Merger

  In April 1995, Columbia completed a merger transaction with Healthtrust, Inc.--The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). At the time of the Healthtrust Merger, Healthtrust operated 117 hospitals (excluding 2 hospitals which are accounted for using the equity method) and certain other ancillary healthcare facilities located in twenty-two states with annual revenues of approximately $3.4 billion. For accounting purposes, the Healthtrust Merger was treated as a pooling of interests. Accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia and Healthtrust for all periods presented.

 MCA Merger

  In September 1994, Columbia completed a merger transaction with Medical Care America, Inc. ("MCA") (the "MCA Merger"). MCA was a national provider of alternative-site healthcare services through the operation of free-standing surgical centers and certain other outpatient, ancillary facilities located in twenty-six states with annual revenues in excess of $400 million. The MCA Merger was accounted for under the purchase method, and accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis include the operations of MCA since September 1994.

 EPIC Merger

  Prior to the merger with Columbia, Healthtrust completed a merger transaction with EPIC Holdings, Inc. ("EPIC") (the "EPIC Merger") in May 1994. EPIC was a healthcare services provider that owned and operated 32 general acute care hospitals with annual revenues in excess of $1 billion. The EPIC Merger was accounted for under the purchase method, and accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis include the operations of EPIC since May 1994.

 HCA Merger

  Columbia Healthcare Corporation ("CHC") completed a merger transaction with HCA--Hospital Corporation of America ("HCA") (the "HCA Merger") in February 1994. In connection with the transaction, CHC changed its name to Columbia/HCA Healthcare Corporation. At the time of the HCA Merger, HCA operated 97 hospitals located in twenty-one states with annual revenues in excess of $5 billion. For accounting purposes, the HCA Merger was treated as a pooling of interests. Accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis give retroactive effect to the HCA Merger and include the combined operations of CHC and HCA for all periods presented.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

BACKGROUND INFORMATION AND BUSINESS STRATEGY (CONTINUED)

 Business Strategy

  Columbia's business strategy centers on working with physicians and other healthcare providers to develop comprehensive, integrated healthcare delivery networks in targeted markets. This strategy typically involves significant healthcare facility acquisition and consolidation activities.

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

  In response to changes in the healthcare industry, Columbia has developed the following strategy to provide the highest quality healthcare services at the lowest possible cost:

  Deliver high quality services--Through the use of clinical information systems and continuous quality enhancement programs, Columbia focuses on patient outcomes and strives to continuously improve the quality of care and service provided to patients.

  Become a significant provider of services--Columbia attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in managed care and employer-sponsored networks in each market.

  Provide a comprehensive range of services--In addition to the operation of general, acute care hospitals, Columbia also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and facilities providing other healthcare related services. This strategy enables Columbia to attract business from managed care plans and major employers seeking efficient access to a wide array of healthcare services.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

  The following is a summary of results of operations before extraordinary charges (dollars in millions, except per share amounts):

                                    1996            1995            1994
                                --------------  --------------  --------------
                                AMOUNT   RATIO  AMOUNT   RATIO  AMOUNT   RATIO
                                -------  -----  -------  -----  -------  -----
Revenues......................  $19,909  100.0  $17,695  100.0  $14,543  100.0
Salaries and benefits.........    7,842   39.4    7,101   40.1    5,963   41.0
Supplies......................    2,694   13.5    2,558   14.5    2,144   14.7
Other operating expenses......    4,025   20.3    3,346   19.0    2,661   18.4
Provision for doubtful
 accounts.....................    1,212    6.1      998    5.6      853    5.9
Equity in earnings of
 affiliates...................     (173)  (0.9)     (28)  (0.2)      (8)  (0.1)
                                -------  -----  -------  -----  -------  -----
                                 15,600   78.4   13,975   79.0   11,613   79.9
Depreciation and amortization.    1,155    5.8      981    5.5      804    5.4
Interest expense..............      498    2.5      460    2.6      387    2.7
Merger and facility
 consolidation costs..........       --     --      387    2.2      159    1.1
                                -------  -----  -------  -----  -------  -----
Income before minority
 interests and income taxes...    2,656   13.3    1,892   10.7    1,580   10.9
Minority interests in earnings
 of consolidated entities.....      141    0.7      113    0.6       40    0.3
                                -------  -----  -------  -----  -------  -----
Income before income taxes....    2,515   12.6    1,779   10.1    1,540   10.6
Provision for income taxes....    1,010    5.0      715    4.1      611    4.2
                                -------  -----  -------  -----  -------  -----
Income before extraordinary
 charges......................  $ 1,505    7.6  $ 1,064    6.0  $   929    6.4
                                =======  =====  =======  =====  =======  =====
Earnings per share:
  Excluding merger and
   facility consolidation
   costs......................  $  2.22         $  1.93         $  1.60
  Merger and facility
   consolidation costs........       --            (.35)           (.16)
                                -------         -------         -------
  Income before extraordinary
   charges....................  $  2.22         $  1.58         $  1.44
                                =======         =======         =======
% changes from prior year:
  Revenues....................     12.5            21.7            14.7
  Income before income taxes..     41.3            15.5            27.1
  Income before extraordinary
   charges....................     41.5            14.6            28.9
  Earnings per share..........     40.5             9.7            23.4
Other information excluding
 the effect of merger and
 facility consolidation costs
 (a):
  Income before income taxes..  $ 2,515   12.6  $ 2,166   12.3  $ 1,699   11.7
  Income before extraordinary
   charges....................    1,505    7.6    1,299    7.3    1,031    7.1
  % changes from prior year:
    Income before income
     taxes....................     16.1            27.4            24.7
    Income before
     extraordinary charges....     15.9            26.0            25.8
    Earnings per share........     15.0            20.6            21.2
Same-hospital % changes from
 prior year (b):
  Revenues....................      9.6            10.2
  Admissions..................      3.8             4.6
  Adjusted admissions (c).....      7.4             8.6

--------
(a) Amounts exclude merger and facility consolidation costs incurred in 1995 and 1994. Excluding these amounts from results of operations is not a measure of operating performance calculated in accordance with generally accepted accounting principles ("GAAP"). The Company believes these costs (in 1995 and 1994) are of a magnitude not expected to be incurred in future periods and excluding such amounts will allow users to better identify operating trends for comparison with other companies. The costs excluded are significant and have a material effect on operations and liquidity. Excluding the effect of these costs should not be considered when measuring profitability or liquidity or as an alternative to operating income or cash flows as determined in accordance with GAAP.
(b) Excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.
(c) Adjusted to reflect outpatient activity by multiplying actual admissions by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 General

  The Company continues to experience revenue increases and results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and in patients' homes. The Company has been able to achieve increases in revenues due to acquisitions, higher utilization of home health, outpatient and ancillary services, and the increased severity of illness of patients admitted. Although the Company's revenues have grown in each period, the impact of volume increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare, Medicaid and managed care plans (86% of admissions in 1996 and 82% in 1995 relate to Medicare, Medicaid and managed care plan patients).

  Insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees are negotiating the amounts they will pay the healthcare providers rather than paying standard prices. This leads to these purchasers of healthcare services becoming managed care payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical revenue growth trends.

  The growth in outpatient services (including home health) is expected to continue as procedures currently performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payors to direct certain procedures from inpatient care to outpatient care. The Company expects the growth in home health and outpatient services to continue.

  The Company expects patient volumes (admissions and outpatients visits) from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than both the actual inflation rate and the Company's increases to its standard charges.

 Years ended 1996 and 1995

  Revenues increased 12.5% to $19.9 billion in 1996 compared to 1995, primarily as a result of acquisitions and growth in inpatient and outpatient volumes. On a same-hospital basis, revenues increased 9.6%, admissions increased 3.8% and adjusted admissions (adjusted to reflect outpatient activity) increased 7.4% from a year ago. The increase in outpatient activity is primarily a result of the continuing expansion of home health and other ancillary services.

  Income before income taxes increased 41.3% to $2.5 billion in 1996 from $1.8 billion in 1995 and pretax margins increased to 12.6% in 1996 from 10.1% in 1995. Excluding the effect of the merger and facility consolidation costs charged in 1995, income before income taxes increased 16.1% to $2.5 billion from $2.2 billion in 1995 and pretax margins increased to 12.6% in 1996 from

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

12.3% in 1995. The increase in pretax income was attributable to the combination of growth in revenues and improvements in the margin. Pretax margins increased due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia), improvements in labor productivity (due to several work redesign programs initiated and the benefits attained from being able to share "best demonstrated practices" among our facilities) and an increase in equity in earnings of affiliates (primarily due to more of the Company's development activities being structured as non-consolidated joint ventures). Supply costs declined as a percentage of revenues to 13.5% in 1996 from 14.5% in 1995, salaries and benefits declined as a percentage of revenues to 39.4% in 1996 from 40.1% in 1995 and equity in earnings of affiliates increased to 0.9% in 1996 from 0.2% in 1995. The improvement in pretax margins was partially offset by an increase in other operating expenses and provisions for doubtful accounts. Operating expenses, as a percentage of revenues, increased to 20.3% in 1996 from 19.0% in 1995 due, in part, to the outsourcing of certain services. The outsourcing of services contributed to the improvement in salaries and benefits as a percentage of revenues as more of the services previously performed by employees were performed by outside contractors. Provisions for doubtful accounts, as a percentage of revenues, increased to 6.1% in 1996 from 5.6% in 1995 due, in part, to computer information systems (including patient accounting) conversions at various facilities which hampered the business office functions and collection efforts in those facilities.

  Income before extraordinary charges increased 41.5% to $1.5 billion ($2.22 per share) during 1996 compared to $1.1 billion ($1.58 per share) in 1995. Excluding the effects of the merger and facility consolidation costs charged in 1995, income before extraordinary charges increased 15.9% to $1.5 billion ($2.22 per share) in 1996 compared to $1.3 billion ($1.93 per share) in 1995.

  During 1995, the Columbia recorded $387 million (before income taxes) of merger and facility consolidation costs in connection with the Healthtrust Merger.

  In connection with the Healthtrust Merger in 1995, Columbia refinanced approximately $1.8 billion of Healthtrust's debt resulting in an after-tax charge of $103 million ($.15 per share). The Company did not incur any extraordinary charges during 1996.

 Years ended 1995 and 1994

  Revenues increased 21.7% to $17.7 billion in 1995 compared to 1994, primarily as a result of acquisitions (including the EPIC Merger in May 1994 and the MCA Merger in September 1994) and growth in inpatient and outpatient volumes. On a same-hospital basis, revenues increased 10.2%, admissions increased 4.6% and adjusted admissions increased 8.6% from a year ago. The increase in outpatient activity is primarily a result of expanding home health and other outpatient ancillary services.

  Income before income taxes increased to $1.8 billion in 1995 from $1.5 billion in 1994 and pretax margins decreased to 10.1% in 1995 from 10.6% in 1994. Excluding the effect of the merger and facility consolidation costs charged in 1995 and 1994, income before taxes increased 27.4% to $2.2 billion in 1995 from $1.7 billion in 1994 and pretax margins increased to 12.3% in 1995 from 11.7% in 1994. The improvement in pretax income was attributable to the combination of growth

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

in revenues and improvements in the margin. Pretax margins increased due to improvements in productivity and increased discounts on medical supplies. Salaries and benefits declined as a percentage of revenues to 40.1% in 1995 from 41.0% in 1994, and supply costs declined as a percentage of revenues to 14.5% in 1995 compared to 14.7% in 1994. The improvement in pretax margins was partially offset by an increase in other operating expenses as a percentage of revenues to 19.0% in 1995 from 18.4% in 1994. This was due, in part, to the outsourcing of certain services. The outsourcing of services contributed to the improvement in salaries and benefits as a percentage of revenues as more of the services previously performed by employees were performed by outside contractors.

  Income before extraordinary charges increased 14.6% to $1.1 billion ($1.58 per share) during 1995 compared to $929 million ($1.44 per share) in 1994. Excluding the effects of the merger and facility consolidation costs charged in 1995 and 1994, income before extraordinary charges increased 26.0% to $1.3 billion ($1.93 per share) in 1995 compared to $1.0 billion ($1.60 per share) in 1994.

  During 1995, Columbia recorded $105 million of pretax charges incurred in connection with the Healthtrust Merger. These costs included severance costs, investment advisory fees, and certain charges based upon management's implementation of actions to reduce corporate overhead costs and consolidate management information systems. In addition, pretax charges of $282 million were recorded to write down assets to estimated net realizable value in connection with management's plans to consolidate duplicative facilities and replace facilities in certain markets. Such charges have not had any material adverse effect on net revenues. Also in connection with the Healthtrust Merger, approximately $1.8 billion of Healthtrust's debt was refinanced to reduce future interest expense and eliminate certain restrictive covenants, resulting in an after-tax charge of $103 million ($.15 per share).

  During 1994, Columbia recorded $159 million (before income taxes) of merger and facility consolidation costs in connection with the HCA Merger. Also in connection with the HCA Merger, Columbia refinanced approximately $2.2 billion of long-term debt resulting in an after-tax charge of $115 million ($.18 per share).

LIQUIDITY

  Cash provided by operating activities totaled $2.6 billion in 1996 compared to $2.3 billion in 1995 and $1.7 billion in 1994. The increase in 1996 over 1995 is primarily due to the cash generated from the hospitals and healthcare facilities acquired during 1996 and 1995.

  During 1996, cash flows from operating activities exceeded the funds utilized for Columbia's capital expenditure program and acquisitions. Capital expenditures and acquisitions, including investments in and advances to affiliates in 1995, exceeded cash provided by operating activities by approximately $1.4 billion and were funded by the issuance of long-term debt and commercial paper borrowings.

  Working capital totaled $1.5 billion at December 31, 1996 and 1995. Management believes that cash flows from operations and amounts available under Columbia's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY (CONTINUED)

  A substantial portion of the merger and facility consolidation costs recorded during 1995 and 1994 relate to the writedown of recorded assets and, accordingly, did not have a material adverse effect on cash flows from operating activities.

  Investments of Columbia's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.3 billion and $1.2 billion at December 31, 1996 and 1995, respectively.

  The Company has entered into various agreements with joint venture partners whereby the partners have an option to sell or "put" their interest in the joint venture back to the Company within specified periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at December 31, 1996. While the Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised through December 31, 1996), it is not expected that the majority of the puts would be exercised in any one period.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $1.4 billion in 1996 compared to $1.5 billion in 1995 and $1.2 billion in 1994. Planned capital expenditures in 1997 are expected to approximate $1.7 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing healthcare facilities.

  Columbia also expended $816 million, $1.6 billion and $486 million for acquisitions (excluding the MCA and EPIC Mergers) during 1996, 1995 and 1994, respectively. See Note 4 of the Notes to Consolidated Financial Statements for a description of these activities. In addition, Columbia made investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) of $61 million in 1996 compared to $609 million in 1995 and $6 million in 1994.

  In connection with the MCA Merger consummated in September 1994 (accounted for under the purchase method), Columbia issued approximately 31.6 million shares of common stock (market value of $912 million) in exchange for all outstanding shares of MCA common stock.

  In connection with the EPIC Merger consummated in May 1994 (accounted for under the purchase method), Healthtrust paid approximately $249 million in cash in exchange for all outstanding shares of EPIC common stock.

  Columbia expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credit facilities and equity. At December 31, 1996, there were projects under construction which had an estimated additional cost to complete and equip of approximately $1.2 billion.

  Subsequent to December 31, 1996, Columbia amended its revolving credit agreements (the "Credit Facilities") from a $2.5 billion five-year revolving credit facility and a $1.5 billion 364-day revolving credit facility to a $2.0 billion five-year revolving credit facility and a $2.0 billion 364-day revolving credit facility , respectively. Borrowings under the 364-day revolving credit facility

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

CAPITAL RESOURCES (CONTINUED)

do not mature until one year subsequent to the end of the 364-day period. The Credit Facilities support Columbia's commercial paper programs. As of February 28, 1997, Columbia had approximately $1.8 billion of credit available (net of outstanding commercial paper) under the Credit Facilities.

  The Credit Facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios. Columbia was in compliance with all such covenants at December 31, 1996.

EFFECTS OF INFLATION AND CHANGING PRICES

  Various federal, state and local laws have been enacted that, in certain cases, limit Columbia's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Total Medicare revenues approximated 35% of total revenues in 1996, 36% in 1995 and 35% in 1994.

  Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Management expects that the average rate of increase in Medicare prospective payments will range from 1.0% to 1.5% in 1997. In addition, as a result of increasing regulatory and competitive pressures, Columbia's ability to maintain operating margins through price increases to non-Medicare patients is limited.

HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect healthcare systems in Columbia's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to healthcare providers such as hospitals. While the Company is unable to predict which, if any, proposals for healthcare reform will be adopted, there can be no assurance that proposals adverse to the business of Columbia will not be adopted.

PROPOSED MERGER TRANSACTION

  On January 15, 1997, Columbia entered into a definitive agreement to merge with Value Health, Inc. in a tax-free stock-for-stock transaction. See Note 13 of the Notes to Consolidated Financial Statements for a description of the proposed merger transaction.

OTHER INFORMATION

  Columbia is currently contesting income taxes and related interest aggregating approximately $338 million proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

OTHER INFORMATION

  Resolution of various other loss contingencies, including litigation pending against Columbia in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth under the heading "Principal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of the report:

 1.   Financial Statements

              The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

 2.   List of Financial Statement Schedules
              All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.
 3.   List of Exhibits
   3.1        Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(a) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   3.2(a) By-laws of the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).
   3.2(b) Amendment to By-laws of the Company (filed as Exhibit 3.1(b) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Form SE to Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.2 Columbia Hospital Corporation 9% Subordinated Mandatory Convert-ible Note Due June 30, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.3 Registration Rights Agreement between the Company and The 1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.4 Securities Purchase Agreement by and between the Company and The 1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.5 Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.6 Registration Rights Agreement dated as of March 16, 1989, by and among HCA- Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
   4.7 Assignment and Assumption Agreement dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Com-pany relating to the Regis-tration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.8 Amended and Restated Rights Agreement dated February 10, 1994 between the Company and Mid-America Bank of Louisville and Trust Company (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and in-corporated herein by reference).
   4.9(a) $1 Billion Credit Agreement dated as of February 10, 1994 (the "364 Day Agreement"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.9 to the Company's Annual Re-port on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.9(b) Agreement and Amendment to the 364 Day Agreement dated as of September 26, 1994 (filed as Exhibit 4.9 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.9(c) Agreement and Amendment to the 364 Day Agreement dated as of February 28, 1996 (filed as Exhibit 4.9(c) to the Company's An-nual Report on Form 10-K for the fiscal year ended December 31,
              1995).
   4.9(d) Agreement and Amendment to the 364 Day Agreement dated as of February 26, 1997 (which Agreement and Amendment is filed here-with).
   4.10(a) $2 Billion Credit Agreement dated as of February 10, 1994 (the "Credit Facility"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.10(b) Agreement and Amendment to the Credit Facility dated as of Sep-tember 26, 1994 (filed as Exhibit 4.10 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.10(c) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 28, 1996 (filed as Exhibit 4.10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).
   4.10(d) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 26, 1997 (which Agreement and Amendment is filed here-with).
   4.11 Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit
              4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by refer-
              ence).
  10.1 Agreement and Plan of Merger among the Company, COL Acquisition Corporation and Healthtrust, Inc.--The Hospital Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
  10.2 Agreement and Plan of Merger among the Company, CHOS Acquisition Corporation and HCA-Hospital Corporation of America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registra-tion Statement on Form S-4 (File No. 33-50735), and incorporated herein by reference).
  10.3 Agreement and Plan of Merger between Galen Health Care, Inc. and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No. 33-49773), and incorporated herein by reference).

  10.4        Agreement and Plan of Merger among Hospital Corporation of Amer-
              ica, HCA- Hospital Corporation of America and TF Acquisition,
              Inc. dated November 21, 1988 plus a list identifying the con-
              tents of all omitted exhibits to the Agreement and Plan of
              Merger plus an agreement of Hospital Corporation of America to furnish supplementally to the Securities and Exchange Commission upon request a copy of all omitted exhibits (filed as Exhibit 2 to Hospital Corporation of America's Current Report on Form 8-K
              dated November 21, 1988, and incorporated herein by reference).
  10.5        Amendment No. 1 to Agreement and Plan of Merger dated as of Feb-
              ruary 7, 1989, among Hospital Corporation of America, HCA-Hospi-
              tal Corporation of America and TF Acquisition, Inc. (filed as
              Exhibit 2(b) to Hospital Corporation of America's Annual Report
              on Form 10-K for the year ended December 31, 1988, and incorpo-
              rated herein by reference).
  10.6        Columbia Hospital Corporation Stock Option Plan (filed as Ex-
              hibit 10.13 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1990, and incorporated herein by reference).*
  10.7        Columbia Hospital Corporation 1992 Stock and Incentive Plan
              (filed as Exhibit 10.14 to the Company's Registration Statement
              on Form S-1 (Reg. No. 33-48886), and incorporated herein by ref-
              erence).*
  10.8        Columbia Hospital Corporation Outside Directors Nonqualified
              Stock Option Plan (filed as Exhibit 28.1 to the Company's Regis-
              tration Statement on Form S-8 (File No. 33-55272), and incorpo-
              rated herein by reference).*
  10.9        HCA-Hospital Corporation of America 1989 Nonqualified Stock Op-
              tion Plan, as amended through December 16, 1991 (filed as Ex-
              hibit 10(g) to HCA-Hospital Corporation of America's Registra-
              tion Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
  10.10       Form of Stock Option Agreement under the HCA-Hospital Corpora-
              tion of America 1989 Nonqualified Stock Option Plan (filed as
              Exhibit 10(j) to HCA-Hospital Corporation of America's Annual
              Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*
  10.11       HCA-Hospital Corporation of America Nonqualified Initial Option
              Plan (filed as Exhibit 4.6 to the Company's Registration State-
              ment on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
  10.12       Termination Agreement between the Company and Carl F. Pollard dated December 16, 1993 (filed as Exhibit 10.11 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December
              31, 1993, and incorporated herein by reference).*
  10.13       Form of Indemnity Agreement with certain officers and directors
              (filed as Exhibit 10(kk) to Galen Health Care, Inc.'s Registra-
              tion Statement on Form 10, as amended, and incorporated herein by reference).
  10.14       Form of Severance Pay Agreement between Galen Health Care, Inc.
              and certain executives (filed as Exhibit 10(jj) to Galen Health
              Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).*
  10.15       Form of Severance Agreement between HCA-Hospital Corporation of
              America and certain executives dated as of November 1, 1993
              (filed as Exhibit 10.15 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.16       Assumption Agreement among the Company, CHOS Acquisition Corpo-
              ration and HCA-Hospital Corporation of America dated as of Feb-
              ruary 10, 1994, relating to the Severance Agreements (filed as
              Exhibit 10.16 to the Company's An-
              nual Report on Form 10-K for the fiscal year ended December 31,
              1993, and incorporated herein by reference).*
  10.17       Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.18       Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as
              Exhibit 4.15 to the Company's Registration Statement on Form S-8
              (File No. 33-50147), and incorporated herein by reference).*
  10.19       Columbia/HCA Healthcare Corporation 1997 Annual Incentive Plan
              (which plan is filed herewith).*
  10.20       Columbia/HCA Healthcare Corporation Directors' Retirement Policy
              (filed as Exhibit 10.20 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, and incorpo-
              rated herein by reference).*
  10.21       HCA-Hospital Corporation of America 1992 Stock Compensation Plan
              (filed as Exhibit 10(t) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and in-
              corporated herein by reference).*
  10.22       Columbia/HCA Healthcare Corporation 1995 Management Stock Pur-
              chase Plan (which plan is filed herewith).*
  10.23       Employment Agreement, dated November 15, 1993 by and between
              Medical Care America, Inc. and Donald E. Steen (which agreement is filed herewith).*
  10.24       Employment Agreement, dated April 24, 1995 by and between the
              Company and R. Clayton McWhorter (which agreement is filed here-
              with).*
  10.25       Agreement and Plan of Merger Among Columbia/HCA Healthcare Cor-
              poration, CVH Acquisition Corporation and Value Health, Inc.
              dated as of January 15, 1997 (filed as Appendix A to the
              Company's Registration Statement on Form S-4 (File No. 333-
              21307), and incorporated herein by reference).
  11          Statement re Computation of Earnings Per Common and Common
              Equivalent Share.
  12          Statement re Computation of Ratio of Earnings to Fixed Charges.
  21          List of Subsidiaries.
  23          Consent of Ernst & Young LLP.
  27          Financial Data Schedule.
--------
* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

                                                   /s/ Richard L. Scott
                                          By: _________________________________
                                               RICHARD L. SCOTT CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

        /s/ Richard L. Scott           Chairman, Chief          March 27, 1997
-------------------------------------   Executive Officer
          RICHARD L. SCOTT              and Director

   /s/ Thomas F. Frist, Jr., M.D.      Vice Chairman of the     March 27, 1997
-------------------------------------   Board
      THOMAS F. FRIST, JR., M.D.
                                                                March 27, 1997

       /s/ Kenneth C. Donahey          Senior Vice
                                        President and
-------------------------------------   Controller
         KENNETH C. DONAHEY             (Principal
                                        Financial
                                        and Accounting Officer)

    /s/ Magdalena Averhoff, M.D.       Director                 March 27, 1997
-------------------------------------
      MAGDALENA AVERHOFF, M.D.

  /s/ Sister Judith Ann Karam, CSA     Director                 March 27, 1997
-------------------------------------
    SISTER JUDITH ANN KARAM, CSA

         /s/ T. Michael Long           Director                 March 27, 1997
-------------------------------------
           T. MICHAEL LONG

              SIGNATURE                         TITLE                DATE

      /s/ Donald S. MacNaughton         Director                March 27, 1997
-------------------------------------
        DONALD S. MACNAUGHTON

      /s/ R. Clayton McWhorter          Director                March 27, 1997
-------------------------------------
        R. CLAYTON MCWHORTER

        /s/ Carl E. Reichardt           Director                March 27, 1997
-------------------------------------
          CARL E. REICHARDT

      /s/ Frank S. Royal, M.D.          Director                March 27, 1997
-------------------------------------
        FRANK S. ROYAL, M.D.

        /s/ William T. Young            Director                March 27, 1997
-------------------------------------
          WILLIAM T. YOUNG

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statements of Income for the years ended December 31, 1996,
   1995 and 1994..........................................................  F-3
  Consolidated Balance Sheets, December 31, 1996 and 1995.................  F-4
  Consolidated Statements of Common Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................................  F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-23

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

  We have audited the accompanying consolidated balance sheets of Columbia/HCA Healthcare Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 7, 1997

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1996     1995     1994
                                                     -------  -------  -------
Revenues............................................ $19,909  $17,695  $14,543
Salaries and benefits...............................   7,842    7,101    5,963
Supplies............................................   2,694    2,558    2,144
Other operating expenses............................   4,025    3,346    2,661
Provision for doubtful accounts.....................   1,212      998      853
Depreciation and amortization.......................   1,155      981      804
Interest expense....................................     498      460      387
Equity in earnings of affiliates....................    (173)    ( 28)      (8)
Merger and facility consolidation costs.............       -      387      159
                                                     -------  -------  -------
                                                      17,253   15,803   12,963
                                                     -------  -------  -------
Income before minority interests, income taxes and
 extraordinary charges..............................   2,656    1,892    1,580
Minority interests in earnings of consolidated
 entities...........................................     141      113       40
                                                     -------  -------  -------
Income before income taxes and extraordinary
 charges............................................   2,515    1,779    1,540
Provision for income taxes..........................   1,010      715      611
                                                     -------  -------  -------
Income before extraordinary charges.................   1,505    1,064      929
Extraordinary charges on extinguishments of debt,
 net of income tax benefits of $67 in 1995 and $72
 in 1994............................................       -     (103)    (115)
                                                     -------  -------  -------
    Net income...................................... $ 1,505  $   961  $   814
                                                     =======  =======  =======
Earnings per share:
  Income before extraordinary charges............... $  2.22  $  1.58  $  1.44
  Extraordinary charges on extinguishments of debt..       -     (.15)    (.18)
                                                     -------  -------  -------
    Net income...................................... $  2.22  $  1.43  $  1.26
                                                     =======  =======  =======
Shares used in computing earnings per share (in
 thousands)......................................... 677,886  673,071  643,943
                                                     =======  =======  =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1996     1995
                           ASSETS                             -------  -------
Current assets:
  Cash and cash equivalents.................................. $   113  $   232
  Accounts receivable, less allowances for doubtful accounts of
   $1,396--1996 and $1,171--1995.............................   3,023    2,665
  Inventories................................................     441      406
  Other......................................................     836      897
                                                              -------  -------
                                                                4,413    4,200
Property and equipment, at cost:
  Land.......................................................     978      926
  Buildings..................................................   7,395    6,649
  Equipment..................................................   6,746    5,826
  Construction in progress (estimated cost to complete and
   equip after December 31, 1996--$1,158)....................     602      914
                                                              -------  -------
                                                               15,721   14,315
  Accumulated depreciation...................................  (5,322)  (4,564)
                                                              -------  -------
                                                               10,399    9,751
Investments of insurance subsidiary..........................   1,119    1,071
Investments in and advances to affiliates....................   1,293    1,021
Intangible assets net of accumulated amortization of $527--
 1996 and
 $426--1995..................................................   3,709    3,497
Other........................................................     339      352
                                                              -------  -------
                                                              $21,272  $19,892
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $   845  $   829
  Accrued salaries...........................................     453      520
  Other accrued expenses.....................................   1,320    1,146
  Income taxes...............................................     127        -
  Long-term debt due within one year.........................     201      243
                                                              -------  -------
                                                                2,946    2,738
Long-term debt...............................................   6,781    7,137
Deferred taxes and other liabilities.........................   2,100    2,166
Minority interests in equity of consolidated entities........     836      722
Stockholders' equity:
  Common stock $.01 par; authorized 800,000,000 voting shares and 25,000,000 nonvoting shares; issued and outstanding
   650,499,400 voting shares and 21,000,000 nonvoting
   shares--1996 and 647,549,600 voting shares and 21,178,500
   nonvoting shares--1995....................................       7        7
  Capital in excess of par value.............................   4,519    4,496
  Other......................................................      66       60
  Retained earnings..........................................   4,017    2,566
                                                              -------  -------
                                                                8,609    7,129
                                                              -------  -------
                                                              $21,272  $19,892
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                               COMMON STOCK
                               -------------- CAPITAL IN
                               SHARES    PAR  EXCESS OF        RETAINED
                                (000)   VALUE PAR VALUE  OTHER EARNINGS TOTAL
                               -------  ----- ---------- ----- -------- ------
Balances, December 31, 1993,
 as previously reported....... 408,103   $ 4    $3,210    $58   $  886  $4,158
  Adjustment to give
   retroactive affect to the
   3-for-2 stock split........ 204,052     2        (2)
                               -------   ---    ------    ---   ------  ------
Balances, December 31, 1993,
 adjusted..................... 612,155     6     3,208     58      886   4,158
  Net income..................                                     814     814
  Cash dividends..............                                     (42)    (42)
  Issuance of common stock....  39,534     1     1,065                   1,066
  Stock options exercised,
   net........................   2,847              46    (16)              30
  Net unrealized losses on
   investment securities......                            (30)             (30)
  Other.......................   8,398              83     11               94
                               -------   ---    ------    ---   ------  ------
Balances, December 31, 1994... 662,934     7     4,402     23    1,658   6,090
  Net income..................                                     961     961
  Cash dividends..............                                     (53)    (53)
  Stock options exercised,
   net........................   5,187             100     (7)              93
  Net unrealized gains on
   investment securities......                             31               31
  Other.......................     607              (6)    13                7
                               -------   ---    ------    ---   ------  ------
Balances, December 31, 1995... 668,728     7     4,496     60    2,566   7,129
  Net income..................                                   1,505   1,505
  Cash dividends..............                                     (54)    (54)
  Stock options exercised,
   net........................   3,859              81     (5)              76
  Net unrealized gains on
   investment securities......                             24               24
  Other.......................  (1,088)            (58)   (13)             (71)
                               -------   ---    ------    ---   ------  ------
Balances, December 31, 1996... 671,499   $ 7    $4,519    $66   $4,017  $8,609
                               =======   ===    ======    ===   ======  ======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 1,505  $   961  $   814
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................   1,155      981      804
    Merger and facility consolidation costs.........     (66)     302       95
    Extraordinary charges on extinguishments of
     debt...........................................       -      170      187
    Increase (decrease) in cash from operating
     assets and liabilities:
      Accounts receivable...........................    (221)    (198)     (99)
      Inventories and other assets..................     (29)    (174)     (80)
      Income taxes..................................     240     (121)       1
      Accounts payable and accrued expenses.........    (100)     218      (67)
    Other...........................................     137      115       92
                                                     -------  -------  -------
      Net cash provided by operating activities.....   2,621    2,254    1,747
                                                     -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment................  (1,400)  (1,527)  (1,206)
  Acquisition of hospitals and health care entities.    (816)  (1,556)    (486)
  Investments in and advances to affiliates.........     (61)    (609)      (6)
  Sale of assets....................................     166      334       88
  Purchase of investments...........................    (159)    (283)    (226)
  Cash acquired in Medical Care America, Inc.
   acquisitions.....................................       -        -      106
  Acquisition of EPIC Holdings, Inc.................       -        -     (221)
  Other.............................................      19       41        5
                                                     -------  -------  -------
      Net cash used in investing activities.........  (2,251)  (3,600)  (1,946)
                                                     -------  -------  -------
Cash flows from financing activities:
  Issuance of long-term debt........................     459    2,257    2,361
  Net change in commercial paper borrowings and
   lines of credit..................................    (579)   1,230    1,148
  Repayment of long-term debt.......................    (303)  (1,969)  (3,724)
  Payment of cash dividends.........................     (54)     (50)     (36)
  Other.............................................     (12)      42      170
                                                     -------  -------  -------
      Net cash provided by (used in) financing
       activities...................................    (489)   1,510      (81)
                                                     -------  -------  -------
Change in cash and cash equivalents.................    (119)     164     (280)
Cash and cash equivalents at beginning of period....     232       68      348
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $   113  $   232  $    68
                                                     =======  =======  =======
Interest payments................................... $   499  $   479  $   404
Income tax payments, net of refunds.................     709      748      508

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

  Columbia/HCA Healthcare Corporation ("Columbia") (the "Company") is a Delaware corporation that operates hospitals and related healthcare entities through (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of Columbia serve as the managing general partner. At December 31, 1996, Columbia owned and operated 319 hospitals, 132 free-standing surgery centers, more than 550 home health locations and numerous other facilities providing a variety of healthcare services. Columbia is also a partner in several 50/50 joint ventures that own and operate 24 hospitals and 4 free-standing surgery centers which are accounted for using the equity method. Columbia's facilities are located in 37 states, England and Switzerland.

  During April 1995, Columbia completed a merger transaction with Healthtrust, Inc.--The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). See
Note 2 for a description of the specific terms of the Healthtrust Merger.

  During September 1994, Columbia completed a merger transaction with Medical Care America, Inc. ("MCA") (the "MCA Merger"). See Note 2 for a description of the specific terms of the MCA Merger.

  During May 1994, Healthtrust completed a merger transaction with EPIC Holdings, Inc. ("EPIC") (the "EPIC Merger"). See Note 2 for a description of the specific terms of the EPIC Merger.

  During February 1994, Columbia Healthcare Corporation ("CHC") completed a merger transaction with HCA--Hospital Corporation of America ("HCA") (the "HCA Merger"). In connection with the transaction, CHC changed its name to Columbia/HCA Healthcare Corporation. See Note 2 for a description of the specific terms of the HCA Merger.

 Basis of Presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The consolidated financial statements include all subsidiaries and entities controlled by Columbia. Significant intercompany transactions have been eliminated. Investments in entities which Columbia does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

  The MCA and EPIC Mergers and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of Columbia for periods subsequent to the acquisition of controlling interest.

  The Healthtrust and HCA Mergers have been accounted for by the pooling-of-interests method. Accordingly, the consolidated financial statements give retroactive effect to these transactions and include the combined operations of Healthtrust, HCA and CHC for all periods presented.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 Revenues

  Columbia's healthcare facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

  Revenues are recorded at estimated amounts due from patients and third-party payers for the healthcare services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The adjustments to estimated settlements for prior years are not considered material.

  The Company provides care without charge to patients who are financially unable to pay for hospital care. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues or operating expenses.

 Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 Accounts Receivable

  Columbia receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1996 and 1995, approximately 35% and 36%, respectively, of the Company's revenues related to patients participating in the Medicare programs. Columbia recognizes that revenues and receivables from government agencies are significant to the Company's operations, but Columbia does not believe that there are any significant credit risks associated with these government agencies. Columbia does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 Long-lived Assets

  PROPERTY AND EQUIPMENT

  Depreciation expense, computed by the straight-line method, was $989 million in 1996, $859 million in 1995 and $722 million in 1994. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

  INTANGIBLE ASSETS

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, home health and clinic acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

  When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, Columbia prepares projections of the undiscounted cash flows from operations expected to be generated by the identified assets. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

 Professional Liability Insurance Claims

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

 Minority Interests in Consolidated Entities

  The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by Columbia. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

  Columbia is a party to several partnership agreements which generally include provisions for the redemption of minority interests using specified valuation techniques.

 Earnings per Share

  Earnings per share is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents, consisting primarily of stock options.

  Fully diluted earnings per share is not presented because such amounts approximate earnings per share.

 Stock Split

  A 3-for-2 stock split in the form of a stock dividend was distributed on October 15, 1996, to shareholders of record as of October 1, 1996. Retroactive recognition has been given to the stock split in the accompanying financial statements and notes.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--MERGERS

 Healthtrust Merger

  The Healthtrust Merger was consummated during April 1995. Healthtrust was one of the largest providers of healthcare services in the United States that owned and operated 117 acute care hospitals. In connection with the Healthtrust merger, all the outstanding shares of Healthtrust common stock were converted on a tax-free basis into approximately 120,617,700 shares of Columbia voting common stock.

  The Healthtrust Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Healthtrust Merger and include the combined operations of Columbia and Healthtrust for all periods presented.

 MCA Merger

  The MCA Merger was consummated during September 1994. MCA was a national provider of healthcare services through the operations of free-standing surgical facilities. In connection with the MCA Merger, all outstanding shares of MCA common stock were converted on a tax-free basis into approximately 31,640,400 shares of Columbia voting common stock. The aggregate purchase price was approximately $912 million, including transaction costs.

  The MCA Merger has been accounted for by the purchase method, and accordingly, the accounts of MCA have been consolidated with those of Columbia since September 1994. The excess of the aggregate purchase price over the estimated fair value of net assets acquired (including property and equipment of $217 million) approximated $903 million.

 EPIC Merger

  The EPIC Merger was completed during May 1994. EPIC was a health care services provider that owned and operated 32 general acute care hospitals. In connection with the EPIC Merger, Healthtrust paid approximately $266 million in cash, including transaction costs. In addition, Healthtrust assumed approximately $713 million of EPIC long-term debt, of which approximately $681 million was refinanced.

  The EPIC Merger has been accounted for under the purchase method, and accordingly, the accounts of EPIC have been consolidated with those of Columbia since May 1994. The excess of the aggregate purchase price over the estimated fair value of net assets acquired (including property and equipment of $516 million) approximated $577 million.

 HCA Merger

  The HCA Merger was completed during February 1994. In connection with the HCA Merger, CHC stockholders approved an amendment to CHC's Certificate of Incorporation changing the name of the corporation to "Columbia/HCA Healthcare Corporation". HCA was then merged into a wholly owned subsidiary of Columbia. Shares of HCA Class A voting common stock and Class B nonvoting common stock were converted on a tax-free basis into approximately 250,269,000 shares of Columbia voting common stock and approximately 28,485,000 shares of Columbia nonvoting common stock, respectively.

  The HCA Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the HCA Merger and include the combined operations of CHC and HCA for all periods presented.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--MERGER AND FACILITY CONSOLIDATION COSTS

  Columbia incurred merger and facility consolidation costs during 1995 and 1994. A description of these charges follows:

 1995

  In the second quarter of 1995, Columbia recorded the following pretax charges in connection with the Healthtrust Merger and certain facility consolidation costs (dollars in millions):

      Employee benefit and certain severance actions...................... $ 46
      Investment advisory and professional fees...........................   14
      Costs of information systems consolidations, primarily related to
       the writedown of assets............................................   19
      Other...............................................................   26
                                                                           ----
                                                                            105
                                                                           ----
      Writedown of assets in connection with consolidation of duplicative facilities and facility replacements...............................  282
                                                                           ----
                                                                           $387
                                                                           ====

 1994

  In the first quarter of 1994, the following pretax charges were recorded in connection with the HCA Merger (dollars in millions):

      Employee benefit and certain severance actions...................... $ 40
      Investment advisory and professional fees...........................   12
      Writedown of assets in connection with consolidation of duplicative
       facilities.........................................................   53
      Costs of information systems consolidations, primarily related to
       the writedown of assets............................................   42
      Other...............................................................   12
                                                                           ----
                                                                           $159
                                                                           ====

NOTE 4--OTHER BUSINESS COMBINATIONS

  During the past three years, Columbia has acquired various hospitals and related ancillary health care entities (or controlling interests in such entities), all of which have been accounted for by the purchase method. Accordingly, the aggregate price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts of acquired entities for periods subsequent to the respective acquisition dates.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--OTHER BUSINESS COMBINATIONS (CONTINUED)

  The following is a summary of hospital and other healthcare entity acquisitions consummated during the last three years under the purchase method of accounting (excluding the MCA and EPIC Mergers) (dollars in millions):

                                                          1996    1995   1994
                                                          -----  ------  -----
      Number of hospitals................................    14      29     12
      Number of licensed beds............................ 2,652   5,647  3,065
      Purchase price information:
        Hospitals:
          Fair value of assets acquired.................. $ 737  $1,812  $ 602
          Liabilities assumed............................  (103)   (148)   (63)
                                                          -----  ------  -----
            Net assets acquired..........................   634   1,664    539
          Net assets sold in exchange for acquired prop-
           erties........................................     -       -    (45)
          Contributions from minority partners...........  (133)   (331)  (124)
                                                          -----  ------  -----
                                                            501   1,333    370
        Other healthcare entities........................   315     223    116
                                                          -----  ------  -----
              Net cash paid.............................. $ 816  $1,556  $ 486
                                                          =====  ======  =====

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $351 million in 1996, $641 million in 1995, and $234 million in 1994.

  The pro forma effect of these acquisitions on Columbia's results of operations for the periods prior to the respective consummation dates was not significant.

NOTE 5--INCOME TAXES

  Provision for income taxes consists of the following (dollars in millions):

                                                                1996   1995 1994
                                                               ------- ---- ----
      Current:
        Federal............................................... $   829 $594 $447
        State.................................................     149  106   83
                                                               ------- ---- ----
                                                                   978  700  530
                                                               ------- ---- ----
      Deferred:
        Federal...............................................      27   12   70
        State.................................................       5    3   11
                                                               ------- ---- ----
                                                                    32   15   81
                                                               ------- ---- ----
                                                               $ 1,010 $715 $611
                                                               ======= ==== ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--INCOME TAXES (CONTINUED)

  A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
      Federal statutory rate.................................. 35.0% 35.0% 35.0%
      State income taxes, net of federal income tax benefit...  4.0   4.0   4.0
      Non-deductible amortization of intangible assets........  1.3   1.6   1.3
      Other items, net........................................ (0.2) (0.4) (0.6)
                                                               ----  ----  ----
      Effective income tax rate............................... 40.1% 40.2% 39.7%
                                                               ====  ====  ====

  A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                 1996               1995
                                          ------------------ ------------------
                                          ASSETS LIABILITIES ASSETS LIABILITIES
                                          ------ ----------- ------ -----------
      Depreciation and fixed asset basis
       differences......................  $   -    $  794     $  -    $  799
      Professional liability risks......    369         -      409         -
      Doubtful accounts.................    162         -      216         -
      Compensation......................    101         -       56         -
      Other.............................    195       261      256       329
                                          -----    ------     ----    ------
                                          $ 827    $1,055     $937    $1,128
                                          =====    ======     ====    ======

  Deferred income taxes of $415 million and $379 million at December 31, 1996 and 1995, respectively, are included in other current assets. Noncurrent deferred income taxes, included in deferred taxes and other liabilities, totaled $643 million and $570 million at December 31, 1996, and 1995, respectively.

  At December 31, 1996, federal and state net operating loss carryforwards (expiring in years 1997 through 2012) available to offset future taxable income approximated $92 million and $682 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of intangible assets. Net deferred tax assets related to such carryforwards are not significant.

 IRS Disputes Resolved During 1996

  In February 1996, HCA and the Appeals Division of the Internal Revenue Service (the "IRS") filed a stipulation of settled issues with the United States Tax Court (the "Tax Court") which resolved the following disputed issues: the allocation of costs to identifiable intangibles with ascertainable useful lives and to goodwill in connection with hospitals acquired by HCA in 1981 and 1985, HCA's use of straight-line rather than accelerated depreciation to calculate its basis in the stock of certain subsidiaries sold to Healthtrust in 1987 and certain investment tax and foreign tax credits which the IRS had previously disallowed. In March 1996, the Tax Court ruled in Columbia's favor that the use of a method of accounting, based primarily on the cash method, by certain of HCA's subsidiaries for the years 1981-1986 clearly reflected income. The Small Business Job Protection Act of 1996, signed in August 1996, included a provision which upheld HCA's position with respect to certain expenses incurred in connection with HCA's 1989 leveraged buyout transaction which were deducted in the years 1989-1992 which the IRS had proposed to

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--INCOME TAXES (CONTINUED)

capitalize. In September 1996, the Tax Court ruled in the IRS' favor with respect to the formula for calculating the tax reserve for doubtful accounts and in Columbia's favor with respect to the eligibility of certain receivables for the reserve method. In September 1996, the Tax Court also ruled in the IRS' favor with respect to the timing of the recognition of deferred income in connection with HCA's sale of certain subsidiaries to Healthtrust. In December 1996, the Tax Court ruled in HCA's favor with respect to the valuation of Healthtrust preferred stock and stock purchase warrants HCA received in connection with the sale of certain subsidiaries to Healthtrust in 1987. The Tax Court decisions may be appealed by the IRS or by Columbia once the disputes involving depreciable lives and deductibility of insurance premiums (as noted below) are resolved. As a result of these decisions, Columbia owed additional tax and interest of $249 million of which $87 million had been paid in prior years. Had the IRS prevailed on all these issues, Columbia/HCA would have owed additional income taxes and interest of approximately $1.6 billion.

 Pending IRS Disputes

  Columbia is currently contesting, before the Tax Court, the United States Court of Federal Claims and the IRS, certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of HCA's federal income tax returns for 1981 through 1992 and of Healthtrust's 1990 and 1991 federal income tax returns. The disputed items include the depreciable lives utilized by HCA for constructed hospital facilities, the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991, and the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992. If the IRS prevails on these issues, Columbia would owe additional income taxes and interest of $338 million through December 31, 1996.

  A Tax Court decision is expected in 1997 regarding HCA's claim that insurance premiums paid to its wholly-owned insurance subsidiary are deductible. Through December 31, 1996, Columbia is seeking a refund totaling $212 million.

  Management believes that HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of Columbia.

NOTE 6--PROFESSIONAL LIABILITY RISKS

  Provisions for professional liability risks, including expenses incident to claim settlements, were $233 million for 1996, $177 million for 1995 and $134 million for 1994. A substantial portion of professional liability risks is insured through a wholly owned insurance subsidiary of Columbia. Columbia paid premiums to the insurance subsidiary of $224 million in 1996, $270 million in 1995 (including $83 million related to prior years), and $253 million in 1994 (including $146 million related to prior years).

  Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $1.2 billion at both December 31, 1996 and 1995.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--PROFESSIONAL LIABILITY RISKS (CONTINUED)

  Investments of the insurance subsidiary are classified as available for sale per the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, stockholders' equity was increased by $24 million and $31 million in 1996 and 1995, respectively, and decreased by $30 million in 1994 to reflect the change in net unrealized holding gains and losses on securities classified as available for sale.

  A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                                              1996
                                                  -----------------------------
                                                             UNREALIZED
                                                              AMOUNTS
                                                  AMORTIZED ------------  FAIR
                                                    COST    GAINS LOSSES VALUE
                                                  --------- ----- ------ ------
Available for sale:
  Fixed maturities:
    United States Government.....................  $   28    $ -   $  -  $   28
    States and municipalities....................     462     11     (1)    472
    Mortgage-backed securities...................     131      1     (1)    131
    Corporate and other..........................     126      2      -     128
    Money market funds...........................      86      -      -      86
    Redeemable preferred stocks..................      24      -      -      24
                                                   ------    ---   ----  ------
                                                      857     14     (2)    869
  Equity securities:
    Perpetual rate preferred stocks..............      10      -      -      10
    Common stocks................................     308     83    (11)    380
                                                   ------    ---   ----  ------
                                                      318     83    (11)    390
                                                   ------    ---   ----  ------
                                                   $1,175    $97   $(13)  1,259
                                                   ======    ===   ====
Amounts classified as current assets.............                          (140)
                                                                         ------
Investment carrying value........................                        $1,119
                                                                         ======
                                                              1995
                                                  -----------------------------
                                                             UNREALIZED
                                                              AMOUNTS
                                                  AMORTIZED ------------  FAIR
                                                    COST    GAINS LOSSES VALUE
                                                  --------- ----- ------ ------
Available for sale:
  Fixed maturities:
    United States Government.....................  $   23    $ 1   $  -  $   24
    States and municipalities....................     434     16      -     450
    Mortgage-backed securities...................     103      2     (1)    104
    Corporate and other..........................      62      2      -      64
    Money market funds...........................     195      -      -     195
    Commercial paper.............................      81      -      -      81
    Redeemable preferred stocks..................      35      -      -      35
                                                   ------    ---   ----  ------
                                                      933     21     (1)    953
                                                   ------    ---   ----  ------
  Equity securities:
    Perpetual rate preferred stocks..............       8      1      -       9
    Common stocks................................     185     30     (6)    209
                                                   ------    ---   ----  ------
                                                      193     31     (6)    218
                                                   ------    ---   ----  ------
                                                   $1,126    $52   $ (7)  1,171
                                                   ======    ===   ====
Amounts classified as current assets.............                          (100)
                                                                         ------
Investment carrying value........................                        $1,071
                                                                         ======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--PROFESSIONAL LIABILITY RISKS (CONTINUED)

  The cost and estimated fair value of debt and equity securities at December 31, 1996 by contractual maturity are shown below (dollars in millions). Expected and contractual maturities may differ because the issuers of certain securities may have the right to prepay or otherwise redeem such obligations without penalty.

                                                               AMORTIZED  FAIR
                                                                 COST    VALUE
                                                               --------- ------
      Available for sale:
        Due in one year or less...............................  $  156   $  157
        Due after one year through five years.................     237      239
        Due after five years through ten years................     298      304
        Due after ten years...................................     166      169
                                                                ------   ------
                                                                   857      869
        Equity securities.....................................     318      390
                                                                ------   ------
                                                                $1,175   $1,259
                                                                ======   ======

  The fair value of the subsidiary's investments is based generally on quoted market prices.

  The average maturity of the above investments (excluding common stocks) approximated 5 years at December 31, 1996 and the tax equivalent yield on such investments averaged 7% for 1996, 9% for 1995 and 8% for 1994. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of such investment income not being subject to taxation.

  Sales of securities for the years ended December 31 are summarized below (dollars in millions). The cost of securities sold is based on the specific identification method.

                                                                  1996 1995 1994
                                                                  ---- ---- ----
      Fixed maturities:
        Cash proceeds............................................ $287 $427 $134
        Gross realized gains.....................................    3    3    1
        Gross realized losses....................................    3    1    2
      Equity securities:
        Cash proceeds............................................ $135 $149 $ 98
        Gross realized gains.....................................   27   33   16
        Gross realized losses....................................   13    8    5

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--LONG-TERM DEBT

 Capitalization

  A summary of long-term debt at December 31 follows (including related interest rates for 1996) (dollars in millions):

                                                                   1996   1995
                                                                  ------ ------
Senior collateralized debt, 3.5% to 18% (rates generally fixed)
 payable in periodic installments through 2034................... $  207 $  203
Senior debt, 6.3% to 13.3% (rates generally fixed) payable in periodic installments through 2095..............................  4,104  3,774
Senior debt (floating rates averaging 5.7%) payable in periodic
 installments through 1997.......................................    115    270
Commercial paper (floating rates averaging 5.7%).................  2,102  2,607
Commercial paper (rates generally fixed averaging 5.9%)..........    200    300
Bank credit agreements...........................................      -     56
Bank line of credit (floating rates averaging 6.1%)..............    130     49
Subordinated debt, 6.8% to 11.5% (rates generally fixed) payable
 in periodic installments through 2015...........................    124    121
                                                                  ------ ------
Total debt, average life of eleven years (rates averaging 7.1%)..  6,982  7,380
Amounts due within one year......................................    201    243
                                                                  ------ ------
Long-term debt................................................... $6,781 $7,137
                                                                  ====== ======

 Credit Facilities

  Subsequent to December 31, 1996, Columbia amended its revolving credit agreements (the "Credit Facilities") from a $2.5 billion five-year revolving credit agreement and a $1.5 billion 364-day revolving credit agreement to a $2.0 billion five-year revolving credit agreement and a $2.0 billion 364-day revolving credit agreement, respectively. Borrowings under the 364-day revolving credit agreement do not mature until one year subsequent to the end of the 364-day period. The Credit Facilities support Columbia's commercial paper programs. As of December 31, 1996, Columbia had approximately $1.7 billion of credit available under the revolving credit agreements. Interest is payable generally at either LIBOR plus .115% to .35% (depending on Columbia's credit rating), the prime lending rate or a competitive bid rate. The Credit Facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of certain interest coverage ratios.

 Significant Financing Activities

  1996

  During 1996, Columbia issued $100 million of 6.875% notes due 2001; $200 million of 7.25% notes due 2008 and $100 million of 7.75% debentures due 2036.

  1995

  In connection with the Healthtrust Merger, Columbia completed exchange offers for substantially all of Healthtrust's $1.0 billion subordinated notes and debentures. Columbia defeased the remaining $44 million of unexchanged subordinated notes and debentures.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--LONG-TERM DEBT (CONTINUED)

  Also during 1995, Columbia issued $150 million of 6.63% notes due 2002; $100 million of 6.73% notes due 2003; $125 million of 6.87% notes due 2003; $150 million of 8.7% notes due 2010; $150 million of 9.0% notes due 2014; $150 million of 7.19% debentures due 2015; $125 million of 7.58% debentures due 2025; $150 million of 7.05% debentures due 2027 and $200 million of 7.5% debentures due 2095.

 General Information

  Borrowings under the commercial paper programs are classified as long-term debt due to the credit available under the revolving credit agreements discussed above and management's intention to refinance these borrowings on a long-term basis.

  Maturities of long-term debt in years 1998 through 2001 are $126 million, $224 million, $417 million and $226 million, respectively. Such amounts do not include borrowings under the commercial paper program, all of which are classified as long-term based upon the maturities of the supporting revolving credit agreements.

  During 1995 and 1994, Columbia reduced interest costs and eliminated certain restrictive covenants by refinancing or prepaying high interest rate debt, primarily through the use of existing cash and cash equivalents and issuance of long-term debt, commercial paper and equity. Amounts refinanced or prepaid totaled $1.8 billion in 1995 and $2.2 billion in 1994. After tax losses from refinancing activities aggregated $103 million ($.15 per share) in 1995 and $115 million ($.18 per share) in 1994.

  The estimated fair value of Columbia's long-term debt was $7.3 billion and $7.7 billion at December 31, 1996 and 1995, respectively, compared to carrying amounts aggregating $7.0 billion and $7.4 billion, respectively. The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 8--CONTINGENCIES

  Management continually evaluates contingencies based upon the available information. Columbia and its subsidiaries are currently, and from time to time are expected to be, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on Columbia's financial position or results of operations.

  Final determination of amounts earned under prospective payment and cost reimbursement activities is subject to review by the appropriate governmental authorities or their agents. In the opinion of management, adequate provisions have been made for any adjustments that could result from such reviews.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--CAPITAL STOCK

  The terms and conditions associated with each class of Columbia common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations. In addition, certain voting common stockholders may convert their shares on a one-for-one basis into nonvoting common stock.

  Columbia has adopted a shareholder rights plan under which common stockholders have the right to purchase Series A Preferred Stock in the event of the accumulation of, or the receipt of tender offers for, certain designated percentages of Columbia's common stock. The rights will expire in 2003 unless redeemed earlier by Columbia. Columbia has authorized 25 million shares of preferred stock. No preferred shares have been issued.

NOTE 10--STOCK BENEFIT PLANS

  The Company applies APB Opinion 25 and related interpretations in accounting for its stock benefit plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") was issued and, if fully adopted, changes the method for recognition of costs on plans similar to those of Columbia. Columbia has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been immaterial, and the effect is not expected to be material in future years.

  The Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan is the primary plan under which options to purchase common stock may be granted to officers, employees, and directors. In May 1996, the stockholders approved an amendment to this plan which increased the number of options authorized to 60,000,000 of which 35,613,000 are available for grant at December 31, 1996. Under this plan, options are generally granted at no less than market price on the date of grant. Options are excercisable in whole or in part beginning two to five years after the grant and ending ten years after the grant.

  In the past, Columbia has had various plans under which options to purchase common stock may be granted to officers, employees, and directors. Generally, options have been granted at no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning two to four years after the grant and ending four to fifteen years after grant.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--STOCK BENEFIT PLANS (CONTINUED)

  Information regarding these option plans for 1996, 1995, and 1994 are summarized below (share amounts in thousands):

                                         STOCK    OPTION PRICE   WEIGHTED AVERAGE
                                        OPTIONS     PER SHARE     EXERCISE PRICE
                                        -------  --------------- ----------------
Balances, December 31, 1993............ 20,777   $0.01 to $22.25
  Granted..............................  7,907    22.83 to 28.92
  Conversion of MCA stock options......  1,407     3.76 to 38.11
  Exercised............................ (2,882)    0.14 to 25.09
  Cancelled............................ (2,361)    0.14 to 38.11
                                        ------
Balances, December 31, 1994............ 24,848     0.01 to 38.11      $15.29
  Granted..............................  9,401    26.51 to 32.50       27.39
  Exercised............................ (5,484)    0.01 to 31.36       10.81
  Cancelled............................ (2,381)    0.14 to 38.11       22.86
                                        ------
Balances, December 31, 1995............ 26,384     0.14 to 38.11       19.87
  Granted.............................. 10,446    26.58 to 38.92       37.13
  Exercised............................ (4,329)    0.14 to 35.25       13.27
  Cancelled............................ (3,034)    0.40 to 38.11       26.87
                                        ------
Balances, December 31, 1996............ 29,467     0.14 to 38.92       26.23
                                        ======

                                                                    1996   1995
                                                                   ------ ------
Weighted average fair value for options granted during the year... $13.47 $ 9.91
Options exercisable...............................................  7,552  8,280
Options available for grant....................................... 35,613 13,413

  The following table summarizes information regarding the options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE   WEIGHTED             WEIGHTED
                             NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
   RANGE OF                OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
EXERCISE PRICES            AT 12/31/96    LIFE      PRICE   AT 12/31/96  PRICE
---------------            ----------- ----------- -------- ----------- --------
$ 4.89 to $22.60..........      952      1 year     $12.40       952     $12.40
  3.26 to  20.12..........      130      2 years     14.10        99      13.66
  2.43 to  38.11..........      376      3 years     15.51       375      15.50
  2.12 to  34.08..........      253      4 years     16.28       236      16.08
  4.02 to  35.25..........      112      5 years     11.14       106      11.06
  7.73 to  25.09..........    2,972      6 years     12.34     2,264      12.37
  0.14 to  28.92..........    7,023      7 years     19.73     3,176      12.58
 26.52 to  34.67..........    7,443      8 years     27.44        45      26.54
 33.67 to  38.92..........    9,862      9 years     37.15         -          -
  0.14 to  12.86..........      344     14 years      6.87       299       5.96
                             ------                            -----
                             29,467                            7,552
                             ======                            =====

  Shares of common stock reserved for the Company's employee stock purchase plan were 10,773,000 at December 31, 1996.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--EMPLOYEE BENEFIT PLANS

  Columbia maintains noncontributory defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's earned income and are vested over specified periods of employee service. Retirement plan expense was $173 million for 1996, $110 million for 1995 and $107 million for 1994. Amounts approximately equal to retirement plan expense are funded annually.

  Columbia maintains various contributory benefit plans which are available to employees who meet certain minimum requirements. Certain of the plans require that Columbia match an amount ranging from 25% to 100% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $20 million for 1996, $24 million for 1995 and $39 million for 1994. Columbia contributions are funded periodically during the year.

NOTE 12--ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

  A summary of other accrued expenses at December 31 follows (in millions):

                                                                   1996   1995
                                                                  ------ ------
      Worker's compensation...................................... $  114 $  130
      Taxes other than income....................................    193    226
      Professional liability risks...............................    240    115
      Employee benefit plans.....................................    206    185
      Interest...................................................    213    199
      Other......................................................    354    291
                                                                  ------ ------
                                                                  $1,320 $1,146
                                                                  ====== ======

  A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                             ADDITIONS
                                 BALANCES AT CHARGED TO              BALANCE
                                  BEGINNING  COSTS AND  DEDUCTIONS   AT END
                                  OF PERIOD   EXPENSES  OR PAYMENTS OF PERIOD
                                 ----------- ---------- ----------- ---------
   Allowances for doubtful
    accounts:
     Year-ended December 31,
      1994......................   $  907      $  853      $(706)    $1,054
     Year-ended December 31,
      1995......................    1,054         998       (881)     1,171
     Year-ended December 31,
      1996......................    1,171       1,212       (987)     1,396

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--SUBSEQUENT EVENT

 Proposed Merger Transaction

  On January 15, 1997, Columbia entered into a definitive agreement to merge with Value Health, Inc. ("Value Health") in a tax-free stock-for-stock transaction.

  Under the terms of the merger agreement, which was approved by the boards of both companies, Value Health stockholders would receive .58 of a share of Columbia common stock in exchange for each Value Health common share held. Columbia expects that the merger will be tax-free to Value Health stockholders and accounted for as a pooling of interests. It is also anticipated that the combined entity will continue Columbia's existing dividend policy of $.02 per common share.

  The proposed merger is subject to various conditions, including confirmation that the proposed merger qualifies as a pooling of interests for accounting purposes, expiration or termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and approval of the proposed transaction by the stockholders of Value Health. The combined entity will have annual revenues in excess of $21 billion.

  A proxy statement detailing the proposed merger will be distributed to the stockholders of Value Health, with the stockholder meeting to vote on the proposed merger expected to occur during the second quarter of 1997. If approved, the transaction should be completed shortly thereafter.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1996
                                                     ---------------------------
                                                     FIRST  SECOND THIRD  FOURTH
                                                     ------ ------ ------ ------
Revenues............................................ $4,951 $4,933 $4,887 $5,138
Net income.......................................... $  416 $  364 $  311 $  414
Earnings per share.................................. $  .61 $  .54 $  .46 $  .61
Cash dividends...................................... $  .02 $  .02 $  .02 $  .02
Market prices (a):
  High.............................................. $39.08 $38.17 $39.25 $41.88
  Low...............................................  33.42  32.92  31.67  34.50

                                                             1995
                                                  -----------------------------
                                                  FIRST  SECOND  THIRD   FOURTH
                                                  ------ ------  ------  ------
Revenues......................................... $4,380 $4,361  $4,371  $4,583
Net income (loss):
  Before extraordinary charges (b)............... $  358 $   78  $  274  $  354
  Extraordinary charges on extinguishments of
   debt..........................................      -    (96)     (7)      -
                                                  ------ ------  ------  ------
    Net income (loss)............................ $  358 $  (18) $  267  $  354
                                                  ====== ======  ======  ======
Earnings (loss) per share:
  Before extraordinary charges (b)............... $  .53 $  .12  $  .40  $  .53
  Extraordinary charges on extinguishments of
   debt..........................................      -   (.14)   (.01)      -
                                                  ------ ------  ------  ------
    Net income (loss)............................ $  .53 $ (.02) $  .39  $  .53
                                                  ====== ======  ======  ======
Cash dividends................................... $  .02 $  .02  $  .02  $  .02
Market prices (a):
  High........................................... $29.50 $30.67  $33.25  $36.00
  Low............................................  23.58  25.75   28.33   31.08

--------
(a) Represents high and low sales prices of Columbia. Columbia common stock is traded on the New York Stock Exchange (ticker symbol COL).
(b) Second quarter results include $235 million ($.35 per share) of costs related to the Healthtrust Merger and the consolidation of certain facilities. See Note 3 of the Notes to Consolidated Financial Statements.