Form 10-Q
period 1997-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1997-05-15
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THESECURITIES
                               EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 1-11239

                     COLUMBIA / HCA HEALTHCARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2497104
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)


            ONE PARK PLAZA
         NASHVILLE, TENNESSEE                           37203
                                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (615) 344-9551
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                YES  X    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                                                  OUTSTANDING AT
                CLASS OF COMMON STOCK             APRIL 30, 1997
                ---------------------           ------------------
        Voting common stock, $.01 par value     646,788,100 shares
        Nonvoting common stock, $.01 par value   21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 19

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1997

                                                                           PAGE OF
PART I: FINANCIAL INFORMATION                                             FORM 10-Q
-----------------------------                                             ---------
Item 1. Financial Statements
    Condensed Consolidated Statements of Income--for the quarters ended
     March 31, 1997 and 1996.............................................      3
    Condensed Consolidated Balance Sheets--March 31, 1997 and December
     31, 1996............................................................      4
    Condensed Consolidated Statements of Cash Flows--for the quarters
     ended March 31, 1997 and 1996.......................................      5
    Notes to Condensed Consolidated Financial Statements.................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................      8
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6.............................................................     16

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1997     1996
                                                              -------  -------
Revenues..................................................... $ 5,328  $ 4,951
Salaries and benefits........................................   2,062    1,958
Supplies.....................................................     712      689
Other operating expenses.....................................   1,051      953
Provision for doubtful accounts..............................     302      271
Depreciation and amortization................................     300      268
Interest expense.............................................     116      130
Equity in earnings of affiliates.............................     (62)     (41)
                                                              -------  -------
                                                                4,481    4,228
                                                              -------  -------
Income before minority interests and income taxes............     847      723
Minority interests in earnings of consolidated entities......      47       28
                                                              -------  -------
Income before income taxes...................................     800      695
Provision for income taxes...................................     321      279
                                                              -------  -------
    Net income............................................... $   479  $   416
                                                              =======  =======
Earnings per share........................................... $   .70  $   .61
Cash dividends per share..................................... $   .02  $   .02
Shares used in computing earnings per share (in thousands)... 679,705  678,048


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         MARCH 31, DECEMBER 31,
                                                           1997        1996
                                                         --------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $    17    $   113
  Accounts receivable, less allowances for doubtful
   accounts of $1,414
   and $1,396...........................................    3,192      3,023
  Inventories...........................................      443        441
  Other.................................................      915        836
                                                          -------    -------
                                                            4,567      4,413
Property and equipment, at cost.........................   15,723     15,721
Accumulated depreciation................................   (5,404)    (5,322)
                                                          -------    -------
                                                           10,319     10,399
Investments of insurance subsidiary.....................    1,128      1,119
Investments in and advances to affiliates...............    1,437      1,293
Intangible assets, net..................................    3,658      3,709
Other...................................................      336        339
                                                          -------    -------
                                                          $21,445    $21,272
                                                          =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................  $   847    $   845
  Accrued salaries......................................      420        453
  Other accrued expenses................................    1,088      1,320
  Income taxes..........................................      360        127
  Long-term debt due within one year....................      199        201
                                                          -------    -------
                                                            2,914      2,946
Long-term debt..........................................    6,441      6,781
Deferred taxes and other liabilities....................    2,188      2,100
Minority interests in equity of consolidated entities...      852        836
Stockholders' equity:
  Common stock, $.01 par; authorized 800,000,000 voting
   shares and 25,000,000 nonvoting shares; issued and
   outstanding 650,967,200
   voting shares and 21,000,000 nonvoting shares--March
   31, 1997 and 650,499,400 voting shares and 21,000,000
   nonvoting shares--
   December 31, 1996....................................        7          7
  Capital in excess of par value........................    4,507      4,519
  Other.................................................       53         66
  Retained earnings.....................................    4,483      4,017
                                                          -------    -------
                                                            9,050      8,609
                                                          -------    -------
                                                          $21,445    $21,272
                                                          =======    =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                  1997   1996
                                                                  -----  -----
Cash flows from operating activities:
  Net income..................................................... $ 479  $ 416
  Adjustments to reconcile net income to net cash provided by op-
   erating activities:
    Depreciation and amortization................................   300    268
    Changes in operating assets and liabilities..................  (237)   (93)
    Other........................................................    22     (9)
                                                                  -----  -----
      Net cash provided by operating activities..................   564    582
                                                                  -----  -----
Cash flows from investing activities:
  Purchase of property and equipment.............................  (347)  (385)
  Acquisition of hospitals and health care entities..............   (17)  (378)
  Investments in and advances to affiliates......................   (24)   (17)
  Disposition of property and equipment..........................   175     37
  Change in other investments....................................   (99)     8
  Other..........................................................    44    (49)
                                                                  -----  -----
      Net cash used in investing activities......................  (268)  (784)
                                                                  -----  -----
Cash flows from financing activities:
  Issuance of long-term debt.....................................     8     30
  Net changes in commercial paper borrowings and lines of cred-
   it............................................................  (215)   127
  Repayment of long-term debt....................................  (144)  (107)
  Payment of cash dividends......................................   (14)   (13)
  Other..........................................................   (27)    38
                                                                  -----  -----
      Net cash provided by (used in) financing activities........  (392)    75
                                                                  -----  -----
Change in cash and cash equivalents..............................   (96)  (127)
Cash and cash equivalents at beginning of period.................   113    232
                                                                  -----  -----
Cash and cash equivalents at end of period....................... $  17  $ 105
                                                                  =====  =====
Interest payments................................................ $  79  $ 141
Income tax payments, net of refunds..............................    81      4

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia" or the "Company") is a Delaware corporation that operates hospitals and related health care entities through (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of the Company serve as the managing general partner. At March 31, 1997, Columbia owned and operated 314 hospitals, 143 freestanding surgery centers, more than 500 home health locations and numerous other facilities providing a variety of health care services. Columbia is also a partner in several 50/50 joint ventures that own and operate 27 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. Columbia's facilities are located in 36 states, England and Switzerland.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia's annual report on Form 10-K for the year ended December 31, 1996.

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

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute primary earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share, which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a small increase in basic earnings per share as compared to primary earnings per share ($0.02 per share increase for the year ended December 31, 1996).

NOTE 3--INCOME TAXES

 Pending IRS Disputes

  Columbia is currently contesting before the United States Tax Court (the "Tax Court"), the United States Court of Federal Claims and the Appeals Division of the Internal Revenue Service (the "IRS"), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of HCA--Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1992 and of Healthtrust, Inc.--The Hospital Company's ("Healthtrust") federal income tax returns for 1990 through 1992. The disputed items include the depreciable lives utilized by HCA for constructed hospital facilities, the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991, and the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992. If the IRS prevails on these issues, Columbia would owe additional income taxes and interest of approximately $347 million through March 31, 1997. Management believes that adequate provisions have been recorded to satisfy final resolution of these issues.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


NOTE 3--INCOME TAXES (CONTINUED)

 Pending IRS Disputes (continued)

  A Tax Court decision is expected in 1997 regarding HCA's claim that insurance premiums paid to its wholly-owned insurance subsidiary are deductible. Through March 31, 1997, Columbia is seeking a refund totaling approximately $215 million.

  Management believes that HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes (excluding any possible refunds) will not have a material adverse effect on the results of operations or financial position of Columbia.

NOTE 4--PROPOSED MERGER TRANSACTION AND STOCK REPURCHASE PROGRAM

 Proposed Merger Transaction

  On April 14, 1997, Columbia entered into an amended and restated merger agreement with Value Health, Inc. ("Value Health") whereby Columbia will pay $20.50 in cash for each Value Health common share. As of December 31, 1996, Value Health had approximately 54.4 million shares outstanding (net of treasury shares). The transaction will be recorded using the purchase method of accounting and is expected to be completed during the second quarter of 1997.

  Previously, on January 15, 1997, Columbia and Value Health had announced an agreement to merge the companies in a stock-for-stock exchange in which the Value Health stockholders would have received .58 of a share of Columbia common stock in exchange for each Value Health common share held. This original merger agreement was expected to be recorded as a pooling of interests.

 Stock Repurchase Program

  Columbia announced on April 14, 1997, that the Company's board of directors authorized the repurchase of up to $1 billion of Columbia common stock. Repurchases will be made in the open market and the timing and amounts will depend upon market conditions. Repurchased shares will be available for reissuance for general corporate purposes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

  Columbia's business strategy centers on working with physicians and other health care providers to develop comprehensive, integrated health care delivery networks in targeted markets. This strategy typically involves significant health care facility acquisition and consolidation activities.

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

  In response to changes in the health care industry, Columbia has developed the following strategy to provide high quality health care services at the lowest possible cost:

  Deliver high quality services--Through the use of clinical information systems, continuous quality enhancement programs and the identification and sharing of "best demonstrated processes", Columbia focuses on patient outcomes and satisfaction and strives to continuously improve the quality of care and service provided to patients.

  Become a significant provider of services--Columbia attempts to (i) consolidate services to reduce costs and (ii) develop the geographic coverage necessary for inclusion in managed care and employer-sponsored networks in each market.

  Provide a comprehensive range of services--In addition to the operation of general, acute care hospitals, Columbia also operates psychiatric and rehabilitation facilities, outpatient surgery and diagnostic centers, home health agencies and facilities providing other health care related services. This strategy enables Columbia to attract business from managed care plans and major employers seeking efficient access to a wide array of health care services.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS

  The following is a summary of certain operating information for the quarters ended March 31, 1997 and 1996 (dollars in millions, except per share amounts):

                                                     1997           1996
                                                 -------------  -------------
                                                 AMOUNT  RATIO  AMOUNT  RATIO
                                                 ------  -----  ------  -----
Revenues........................................ $5,328  100.0  $4,951  100.0
Salaries and benefits...........................  2,062   38.7   1,958   39.5
Supplies........................................    712   13.4     689   13.9
Other operating expenses........................  1,051   19.7     953   19.3
Provision for doubtful accounts.................    302    5.7     271    5.5
Depreciation and amortization...................    300    5.6     268    5.4
Interest expense................................    116    2.2     130    2.6
Equity in earnings of affiliates................    (62)  (1.2)    (41)  (0.8)
                                                 ------  -----  ------  -----
                                                  4,481   84.1   4,228   85.4
                                                 ------  -----  ------  -----
Income before minority interests and income
 taxes..........................................    847   15.9     723   14.6
Minority interests in earnings of consolidated
 entities.......................................     47    0.9      28    0.6
                                                 ------  -----  ------  -----
Income before income taxes......................    800   15.0     695   14.0
Provision for income taxes......................    321    6.0     279    5.6
                                                 ------  -----  ------  -----
  Net income.................................... $  479    9.0  $  416    8.4
                                                 ======  =====  ======  =====
Earnings per share.............................. $ 0.70         $ 0.61
                                                 ======         ======
% changes from prior year:
  Revenues......................................    7.6%          13.0%
  Income before income taxes....................   15.1           15.4
  Net income....................................   15.2           16.1
  Earnings per share............................   14.8           15.1
  Admissions(a).................................    1.3            8.0
  Adjusted admissions(b)........................    3.7           12.1
  Revenues per adjusted admission...............    3.7            0.9
Same--hospital % changes from prior year(c):
  Revenues......................................    7.8%           8.4%
  Admissions(a).................................    2.2            2.6
  Adjusted admissions(b)........................    4.8            6.7
  Revenues per adjusted admission...............    2.9            1.6

--------
(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(b) Adjusted to reflect outpatient activity by multiplying actual admissions by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue.
(c) Excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 General

  The Company continues to experience revenue increases and results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and in patient's homes. The Company has been able to achieve increases in revenues due to higher utilization of home health services, outpatient services, and the increased severity of illness of patients admitted. Although the Company's revenues have grown during the period, the impact of volume increases and increase in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare, Medicaid and managed care plans (87% of admissions in the first quarter of 1997 and 85% in the first quarter of 1996 relate to Medicare, Medicaid and managed care plan patients).

  Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating the amounts they will pay the health care providers rather than paying standard prices. This leads to these purchasers of health care services becoming discounted payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical revenue growth trends. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

  The growth in home health and outpatient services is expected to continue as procedures currently performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payors to direct certain procedures from inpatient care to outpatient care. The Company expects the growth in home health and outpatient services to continue.

  The Company expects patient volumes (admissions, outpatient visits and home health visits) from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital (Medicare currently reimburses home health services based primarily upon the providers cost). The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than the actual inflation rate and the Company's increases to its standard charges.

 Quarters Ended March 31, 1997 and 1996

  Revenues increased 7.6% to $5.3 billion in 1997 compared to $5.0 billion in 1996, primarily as a result of growth in inpatient and outpatient volumes. On a same-hospital basis, revenues increased 7.8%, admissions increased 2.2% and adjusted admissions (adjusted to reflect outpatient activity) increased 4.8% from a year ago. The increase in outpatient activity is primarily a result of increases in home health services (home health revenues increased approximately 30% to $316 million in 1997 compared to $240 million in 1996) and outpatient services (average daily outpatient visits increased 7.7% in 1997). The consolidated revenue growth rate was less than the same hospital revenue growth rate because of a net decrease of six consolidated hospitals since March 31, 1996. The decrease was due to sales or termination of leases and contribution of facilities to joint ventures accounted for using the equity method which offset the increase in revenues from acquisitions.

  Income before income taxes increased 15.1% to $800 million in 1997 from $695 million in 1996 and pretax margins increased to 15.0% in 1997 from 14.0% in 1996. The increase in pretax income was attributable to growth in revenues, as described above, and improvements in the margin.

  Salaries and benefits, as a percentage of revenues, declined to 38.7% in 1997 from 39.5% in 1996. This decline was due, in part, to improvements in labor productivity (man hours per adjusted admission declined 0.7%) resulting from the sharing of "best demonstrated processes" among certain Columbia facilities. The outsourcing of certain services (services outsourced at various facilities included, among others, laboratory,

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended March 31, 1997 and 1996 (continued)

rehabilitation, dietary and linen services) also contributed to the improvement in this area, while shifting some salaries and benefits costs to other operating expenses. The Company expects this trend to continue.

  Supply costs declined as a percentage of revenues to 13.4% in 1997 from 13.9% in 1996 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia). While the Company expects to continue to benefit from its volume purchasing power, there can be no assurance that such benefits will continue to be realized in the relative amounts realized to date.

  The improvement in pretax margins attained from the decreases as a percentage of revenues in salaries and benefits and supply costs was partially offset by increases as a percentage of revenues in other operating expenses and the provision for doubtful accounts.

  Other operating expenses, as a percentage of revenues, increased to 19.7% in 1997 from 19.3% in 1996. This was primarily due to an increase, to 7.9% from 7.2% of revenues, in contract services which resulted from payments to third parties on a fee basis for certain services previously performed by Company employees . Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

  Provision for doubtful accounts, as a percentage of revenues, increased to 5.7% in 1997 from 5.5% in 1996 due, in part, to computer information system conversions (including patient accounting systems) at various facilities. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables.

  Equity in earnings of affiliates increased as a percentage of revenues to 1.2% in 1997 from 0.8% in 1996 primarily due to more of the Company's development activities being structured as non-consolidated joint ventures. As of March 31, 1997, there were 27 hospitals and 5 free-standing surgery centers compared to 17 hospitals and 3 surgery centers at March 31, 1996, which are being accounted for using the equity method.

  Depreciation and amortization increased as a percentage of revenues to 5.6% in 1997 from 5.4% in 1996, primarily due to increased capital expenditures related to ancillary services (such as home health and other outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense declined to $116 million or 2.2% of revenues in 1997 compared to $130 million or 2.6% of revenues last year primarily as a result of a decrease in the average outstanding debt during the first quarter of 1997 compared to last year.

  Minority interests increased to $47 million or 0.9% of revenues in 1997 compared to $28 million or 0.6% of revenues in 1996 primarily due to both increased profitability and minority ownership in equity of additional consolidated entities compared to last year.

  Net income increased 15.2% to $479 million ($0.70 per share) during 1997 compared to $416 million ($0.61 per share) in 1996.

 Liquidity

  Cash provided by operating activities totaled $564 million for the quarter ended March 31, 1997 compared to $582 million in the same period last year. The decrease in 1997 from 1996 is primarily due to an increase in the Company's accounts receivable balances.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Liquidity (continued)

  During 1997, cash flows from operating activities exceeded the funds utilized for Columbia's capital expenditure program and acquisitions by $200 million. The excess of funds generated from operations were used to pay down long-term debt and commercial paper borrowings. Capital expenditures and acquisitions in the first quarter of 1996 exceeded cash provided by operating activities by $181 million and were funded by the issuance of long-term debt and commercial paper borrowings.

  Working capital totaled $1.7 billion at March 31, 1997 and $1.5 billion at December 31, 1996. Management believes that cash flows from operations and amounts available under Columbia's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.2 billion and $1.3 billion at March 31, 1997 and December 31, 1996, respectively.

  The Company has entered into various agreements with joint venture partners whereby the partners have an option to sell or "put" their interest in the joint venture back to the Company within specified periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.1 billion at March 31, 1997. While the Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised through March 31, 1997), it is not expected that the majority of the puts would be exercised in any one period.

 Capital Resources

  Excluding acquisitions, capital expenditures totaled $347 million for the quarter ended March 31, 1997, compared to $385 million for the same period in 1996. Planned capital expenditures in 1997 are expected to approximate $1.7 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

  Columbia also expended $17 million and $378 million for acquisitions during the respective quarters ended March 31, 1997 and 1996. The decline in acquisitions can be partially attributed to increased regulatory review procedures in certain states that have extended the timing between the initiation and consummation of certain transactions. Columbia also made investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) of $24 million in the quarter ended March 31, 1997 compared to $17 million for the same period in 1996.

  Columbia expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credit facilities and equity. At March 31, 1997, there were projects under construction which had an estimated additional cost to complete and equip of approximately $1.3 billion.

  Columbia's revolving credit agreements (the "Credit Facilities") are comprised of a $2.0 billion five-year revolving credit facility and a $2.0 billion 364-day revolving credit facility. Borrowings under the 364-day revolving credit facility do not mature until one year subsequent to the end of the 364-day period. The Credit Facilities support Columbia's commercial paper programs. As of April 30, 1997, Columbia had approximately $1.7 billion of credit available (net of outstanding commercial paper) under the Credit Facilities.

  Columbia's revolving credit agreements contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. Columbia was in compliance with all such covenants at March 31, 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

 Health Care Reform

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Columbia's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers. While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Columbia will not be adopted.

 Proposed Merger Transaction

  On April 14, 1997, Columbia entered into an amended and restated merger agreement with Value Health, Inc. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a description of the proposed merger transaction.

 Stock Repurchase Program

  Columbia announced on April 14, 1997, that the Company's board of directors authorized the repurchase of up to $1 billion of Columbia common stock. Repurchases will be made in the open market and the timing and amount will depend upon market conditions. Repurchased shares will be available for reissuance for general corporate purposes.

 Other Information

  Columbia is currently contesting income taxes and related interest aggregating approximately $347 million proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes.

  Resolution of various other loss contingencies, including litigation pending against Columbia in the ordinary course of business, is not expected to have a material adverse effect on its financial position or results of operations.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                 OPERATING DATA

                                                              1997     1996
                                                             ------- ---------
CONSOLIDATED
Number of hospitals in operation at:
  March 31..................................................     314       320
  June 30...................................................               326
  September 30..............................................               325
  December 31...............................................               319
Number of freestanding outpatient surgical centers in
 operation at:
  March 31..................................................     143       127
  June 30...................................................               130
  September 30..............................................               130
  December 31...............................................               132
Licensed hospital beds at:
  March 31..................................................  60,993    62,197
  June 30...................................................            63,217
  September 30..............................................            63,063
  December 31...............................................            61,931
Weighted average licensed beds(a):
 Quarter:
  First.....................................................  61,222    62,330
  Second....................................................            62,937
  Third.....................................................            63,179
  Fourth....................................................            62,385
 Year.......................................................            62,708
Average daily census(b):
 Quarter:
  First.....................................................  28,401    28,428
  Second....................................................            26,193
  Third.....................................................            25,111
  Fourth....................................................            26,437
 Year.......................................................            26,538
Admissions:
 Quarter:
  First..................................................... 497,200   490,800
  Second....................................................           463,100
  Third.....................................................           462,400
  Fourth....................................................           479,100
 Year.......................................................         1,895,400
Average length of stay (days)(c):
 Quarter:
  First.....................................................     5.1       5.3
  Second....................................................               5.1
  Third.....................................................               5.0
  Fourth....................................................               5.1
 Year.......................................................               5.1

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                          OPERATING DATA (CONTINUED)

                            1997  1996
                            ----- -----
NON-CONSOLIDATED (D)
Number of hospitals in
 operation at:
  March 31................     27    17
  June 30.................           17
  September 30............           18
  December 31.............           22
Number of freestanding
 outpatient surgical
 centers in operation at:
  March 31................      5     3
  June 30.................            3
  September 30............            3
  December 31.............            4
Licensed hospital beds at:
  March 31................  6,537 4,393
  June 30.................        4,393
  September 30............        4,768
  December 31.............        5,451

--------
(a) Represents the average number of licensed beds weighted based on periods owned. Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of patients in hospital beds each day.
(c) Represents the average number of days admitted patients stay in Columbia's hospitals.
(d) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

  A putative joint derivative and class action entitled Sidney Morse v. R. Clayton McWhorter et. al. was filed on April 8, 1997 in the United States District Court for the Middle District of Tennessee (Civil Action No. 3-97-
0370). The derivative claims were brought by an alleged stockholder of the Company, purportedly on behalf of the Company, against certain of its current and former directors--R. Clayton McWhorter, Thomas F. Frist, Jr., Magdalena Averhoff, Charles J. Kane, T. Michael Long, Donald S. MacNaughton, Richard L. Scott, Robert D. Walter, William T. Young, John W. Landrum, Rodman W. Moorhead, III, Carl E. Reichardt and Frank S. Royal. The class action claims were brought by two alleged stockholders of the Company against the Company and three of the above-named individuals - Messrs. McWhorter, Frist and Scott. The complaint alleges, inter alia, that the defendants knowingly or recklessly conducted and/or permitted the Company to conduct its business in an unlawful manner, including through violations of various Medicare regulations; that they failed to disclose this allegedly illegal conduct in the Company's proxy statements and/or public filings; and that they thereby created the allegedly misleading impression that the Company is in compliance with applicable laws, rules and regulations. Count I of the complaint is premised on alleged violations of Section 10(b) of the Securities and Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5, Count II on alleged violations of Section 20(a) of the 1934 Act, Count III on alleged breaches of fiduciary duty by the individual defendants, and Count IV on alleged violations of Section 14(a) of the 1934 Act and SEC Rule 14a-9. Counts I and II seek certification of a class of plaintiff-stockholders, compensatory damages plus prejudgement interest from each of the defendants in an unspecified amount, and costs and expenses including attorney fees. Counts III and IV seek declaratory and injunctive relief against the individual defendants, including removal of directors, compensatory damages on behalf of the Company, and costs and expenses including attorney fees. The Company believes that the allegations in the complaint are without merit and intends to pursue the defense of this action vigorously.

  A putative class action entitled Bert Skolsky v. Columbia/HCA Healthcare Corporation, et. al. was filed on April 8, 1997 in the United States District Court for the Middle District of Tennessee (Civil Action No. 3-97-0374), by an alleged stockholder of the Company against the Company and four if its current and former directors and officers--Richard L. Scott, David T. Vandewater, Kenneth C. Donahey and R. Clayton McWhorter. The complaint alleges, inter alia, that the Company and the individual defendants artificially inflated the Company's stock price by making false and misleading statements concerning the Company's revenues, earnings, profitability and the nature of its business in its public statements, press releases and public filings, which failed to disclose allegedly illegal and/or impermissible business practices concerning government health care payment programs, acquisition of hospitals by the Company and claimed payments of money to doctors for referring patients to the Company. Count I of the complaint is premised on alleged violations of Section 10(b) of the 1934 Act and SEC Rule 10b-5, and Count II on alleged violations of Section 20(a) of the 1934 Act. The complaint seeks certification of a class of plaintiff-stockholders, compensatory damages plus prejudgement interest from all of the defendants jointly and severally in an amount to be proven at trial, and costs and expenses including attorney fees. The Company believes that the allegations in the complaint are without merit and intends to pursue the defense of this action vigorously.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a)Exhibits:

    Exhibit 11--Statement re Computation of Earnings Per Share.
    Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
    Charges.
    Exhibit 27--Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system)

  (b)Reports on Form 8-K:

    On January 21, 1997, Columbia filed a report on Form 8-K related to the originally proposed merger transaction with Value Health, Inc. A copy of the press release issued by Columbia on January 15, 1997 was included in the report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

Date: May 15, 1997                              /s/ Kenneth C. Donahey
                                          -------------------------------------
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)