Form 10-K/A
period 1996-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1997-05-21
CIK 860730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               INTRODUCTION

  This report on Form 10-K/A is being filed with the Securities and Exchange Commission to amend Items 7 and 8 of the Annual Report on Form 10-K of Columbia/HCA Healthcare Corporation for the fiscal year ended December 31, 1996.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COLUMBIA/HCA HEALTHCARE CORPORATION

Date: May 21, 1997                        /s/ Kenneth C. Donahey
                                          _________________________________
                                         Senior Vice President and Controller
                                         (Principal Financial and Accounting
                                         Officer)

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

  The following is a summary of results of operations before extraordinary charges (dollars in millions, except per share amounts):

                                    1996            1995            1994
                                --------------  --------------  --------------
                                AMOUNT   RATIO  AMOUNT   RATIO  AMOUNT   RATIO
                                -------  -----  -------  -----  -------  -----
Revenues....................... $19,909  100.0  $17,695  100.0  $14,543  100.0
Salaries and benefits..........   7,842   39.4    7,101   40.1    5,963   41.0
Supplies.......................   2,694   13.5    2,558   14.5    2,144   14.7
Other operating expenses.......   4,025   20.3    3,346   19.0    2,661   18.4
Provision for doubtful
 accounts......................   1,212    6.1      998    5.6      853    5.9
Equity in earnings of
 affiliates....................    (173)  (0.9)     (28)  (0.2)      (8)  (0.1)
Depreciation and amortization..   1,155    5.8      981    5.5      804    5.4
Interest expense...............     498    2.5      460    2.6      387    2.7
Merger and facility
 consolidation costs...........      --     --      387    2.2      159    1.1
                                -------  -----  -------  -----  -------  -----
Income before minority
 interests and income taxes....   2,656   13.3    1,892   10.7    1,580   10.9
Minority interests in earnings
 of consolidated entities......     141    0.7      113    0.6       40    0.3
                                -------  -----  -------  -----  -------  -----
Income before income taxes.....   2,515   12.6    1,779   10.1    1,540   10.6
Provision for income taxes.....   1,010    5.0      715    4.1      611    4.2
                                -------  -----  -------  -----  -------  -----
Income before extraordinary
 charges....................... $ 1,505    7.6  $ 1,064    6.0  $   929    6.4
                                =======  =====  =======  =====  =======  =====
Earnings per share before
 extraordinary charges......... $  2.22         $  1.58         $  1.44
                                =======         =======         =======
% changes from prior year:
  Revenues.....................    12.5            21.7            14.7
  Income before income taxes...    41.3            15.5            27.1
  Income before extraordinary
   charges.....................    41.5            14.6            28.9
  Earnings per share...........    40.5             9.7            23.4
Same-hospital % changes from
 prior year (a):
  Revenues.....................     9.6            10.2
  Admissions...................     3.8             4.6
  Adjusted admissions (b)......     7.4             8.6

--------

(a) Same-hospital information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

(b) Adjusted to reflect outpatient activity by multiplying actual admissions by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 General

  The Company continues to experience revenue increases and results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and in patients' homes. The Company has been able to achieve increases in revenues due to acquisitions, higher utilization of home health services, higher utilization of outpatient services, and the increased severity of illness of patients admitted. Although the Company's revenues have grown in each period, the impact of volume increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare, Medicaid and managed care plans (86% of admissions in 1996 and 82% in 1995 relate to Medicare, Medicaid and managed care plan patients).

  Insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees are negotiating the amounts they will pay the healthcare providers rather than paying standard prices. This leads to these purchasers of healthcare services becoming managed care payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical revenue growth trends. Revenues from capitated (prepaid health services) arrangements represent less than 1% of the Company's revenues.

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

  The Company expects patient volumes (admissions, outpatient and home health visits) from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than both the actual inflation rate and the Company's increases to its standard charges.

Years Ended 1996 and 1995

  Revenues increased $2.2 billion (12.5%) to $19.9 billion, in 1996 compared to 1995. Revenues from facilities acquired during 1996 (including 14 hospitals) and increased revenues from facilities acquired during 1995 (including 29 hospitals) totaled $1.5 billion. The revenue increases from acquisitions were partially offset by $800 million in revenues related to facilities sold and facilities contributed to joint ventures which are accounted for under the equity method.

  On a same hospital basis, revenues increased $1.5 billion (9.6%) in 1996 compared to 1995. The same hospital revenue rate of increase was lower than the 10.2% increase in the prior year as more of the Company's revenues are based upon fixed payment terms which limit the

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Company's ability to increase the fees charged. Same hospital inpatient volume, measured by admissions, increased 3.8% in 1996. This rate of increase was less than the 1995 increase of 4.6% demonstrating a trend toward more services being performed on an outpatient basis at both the hospital facility and outside the hospital facility. Same hospital revenues per admission increased 5.5% in 1996, as the increased severity of illness in patients being admitted for inpatient services (due to more of the less severe illnesses being treated on an outpatient basis) offset reductions in the average length of stay per admission. Same hospital outpatient volume, measured through adjusted admissions (adjusted to reflect outpatient activity), increased 7.4% in 1996, which was less than the 8.6% increase in 1995. Home health services represent the most significant component of the increase in outpatient services ($1.0 billion in revenues in 1996 compared to $547 million in 1995). Home health patients are predominately covered by the Medicare program and the Company generally receives payments for such services on the basis of reimbursement for the costs incurred. Revenues from the Company's outpatient surgery centers were approximately 3% of total revenues in both 1996 and 1995.

  Income before income taxes increased 41.3% to $2.5 billion in 1996 from $1.8 billion in 1995 and pretax margins increased to 12.6% in 1996 from 10.1% in 1995. Excluding the effects of merger and facility consolidation costs charged in 1995, income before income taxes increased 16.1% to $2.5 billion from $2.2 billion in 1995 and pretax margins increased to 12.6% in 1996 from 12.3% in 1995. The increase in pretax income was attributable to growth in revenues, as described above, and improvements in the margin.

  Salaries and benefits as a percentage of revenues declined to 39.4% in 1996 from 40.1% in 1995. This was due, in part, to improvements in labor productivity (man hours per adjusted admission declined 4.7%) resulting from the sharing of "best demonstrated processes" among certain Columbia facilities. The outsourcing of certain services (services outsourced at various facilities, included, among others, laboratory, rehabilitation, dietary and linen services) also contributed to the improvement in this area while shifting some salaries and benefits costs to other operating expenses. The Company expects this trend to continue.

  Supply costs declined as a percentage of revenues to 13.5% in 1996 from 14.5% in 1995 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia). While the Company expects to continue to benefit from its volume purchasing power, there can be no assurance as to whether such benefits will continue to be realized in the relative amounts realized to date.

  The improvement in pretax margins was partially offset by increases in other operating expenses and the provision for doubtful accounts.

  Other operating expenses, as a percentage of revenues, increased to 20.3% in 1996 from 19.0% in 1995. This was primarily due to contract services expense which increased to 7.9% from 6.9% of revenues in the prior year. Contributing to this increase was the outsourcing of certain services which are paid on a fee basis to third parties for services previously performed by Company employees. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percent of revenues.

                   COLUMBIA/HCA HEALTHCARE CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Provision for doubtful accounts, as a percent of revenues, increased to 6.1% in 1996 from 5.6% in 1995 due, in part, to computer information system conversions (including patient accounting systems) at various facilities. The information systems conversions hampered the business office billing functions and collection efforts in those facilities as some facility resources were directed to installing and converting systems and building new data files rather than devoting their full effort to billing and collecting receivables.

  Equity in earnings of affiliates increased as a percentage of revenues to 0.9% in 1996 from 0.2% in 1995 primarily due to more of the Company's development activities being structured as non-consolidated joint ventures. As of December 31, 1996, there were 24 non-consolidated hospitals and 4 non-consolidated surgery centers compared to 19 non-consolidated hospitals and 3 non-consolidated surgery centers at December 31, 1995 (most 1995 joint venture activity occurred during the fourth quarter).

  Depreciation and amortization increased as a percentage of revenues to 5.8% in 1996 from 5.5% in 1995 primarily due to increased capital expenditures in the home health, other outpatient services and information systems areas, all of which generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense and minority interests in earnings of consolidated entities as a percentage of revenues remained relatively flat compared to last year.

  During 1995, the Company recorded $387 million of merger and facility consolidation costs in connection with the Healthtrust Merger. The Company did not record any such costs in 1996.

  Income before extraordinary charges increased 41.5% to $1.5 billion ($2.22 per share) during 1996 compared to $1.1 billion ($1.58 per share) in 1995. Excluding the effects of the merger and facility consolidation costs in 1995, income before extraordinary charges increased 15.9% to $1.5 billion ($2.22 per share) in 1996 compared to $1.3 billion ($1.93 per share) in 1995.

  In connection with the Healthtrust Merger in 1995, Columbia refinanced approximately $1.8 billion of Healthtrust's debt resulting in an after-tax charge of $103 million ($0.15 per share). The Company did not incur any extraordinary charges during 1996.

Years Ended 1995 and 1994

  Revenues increased $3.2 billion (21.7%) to $17.7 billion in 1995 compared to 1994, primarily as a result of acquisitions. The EPIC Merger in May 1994 and the MCA Merger in September 1994 increased revenues in 1995 by $679 million. Revenues from other facilities acquired during 1995 (including 29 hospitals) and increased revenues from facilities acquired during 1994 (including 12 hospitals) totaled $1.4 billion. The revenue increases from the acquisitions were partially offset by $200 million in revenues related to facilities sold and facilities contributed to joint ventures which are accounted for under the equity method.

  On a same hospital basis, revenues increased $1.3 billion (10.2%) in 1995 compared to 1994 primarily due to increases in inpatient and outpatient volumes. Same hospital inpatient volume, measured by admissions, increased 4.6% in 1995. Same hospital revenues per admission increased

                   COLUMBIA/HCA HEALTHCARE CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

5.3% in 1995, as the increased severity of illness in patients being admitted for inpatient services (due to more of the less severe illnesses being treated on an outpatient basis) offset the reductions in the average length of stay per admission. Same hospital outpatient volume, measured through adjusted admissions, increased 8.6% in 1995. Home health services represent the most significant component of the increase in outpatient services. Home health revenues increased to $547 million in 1995 compared to $158 million in 1994. Home health patients are predominately covered by the Medicare program and the Company generally receives payments for such services on the basis of reimbursement for the costs incurred.

  Income before income taxes increased to $1.8 billion in 1995 from $1.5 billion in 1994 and pretax margins decreased to 10.1% in 1995 from 10.6% in 1994.

  Excluding the effects of merger and facility consolidation costs charged in 1995 and 1994, income before income taxes increased 27.4% to $2.2 billion in 1995 from $1.7 billion in 1994 and pretax margins increased to 12.3% in 1995 from 11.7% in 1994. The improvement in pretax income was attributable to the combination of growth in revenues, as described above, and improvements in the margin.

  Salaries and benefits as a percentage of revenues declined to 40.1% in 1995 from 41.0% in 1994. This was due, in part, to improvements in labor productivity (man hours per adjusted admission declined 5.4%). The outsourcing of certain services (services outsourced at various facilities included, among others, laboratory, rehabilitation, dietary and linen services) also contributed to the improvement in this area while shifting some salaries and benefits costs to other operating expenses.

  Supply costs declined as a percentage of revenues to 14.5% in 1995 from 14.7% in 1994 due to enhanced levels of participation in the Company's standard purchasing contacts for medical supplies.

  Other operating expenses as a percentage of revenues increased to 19.0% in 1995 from 18.4% in 1994. This was primarily due to contract services expense and professional fees which, combined, increased as a percentage of revenues by 0.4% over prior year. The increases were due to the outsourcing of certain services which are paid on a fee basis to third parties for services previously performed by Company employees. Also included in other operating expenses are repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percent of revenues.

  Provision for doubtful accounts as a percentage of revenues decreased to 5.6% in 1995 from 5.9% in 1994 due, in part, to increased collection efforts.

  Equity in earnings of affiliates, depreciation and amortization and interest expense as a percentage of revenues remained relatively flat compared to last year.

  Minority interests in earnings of consolidated facilities as a percentage of revenues increased to 0.6% in 1995 compared to 0.3% in 1994, primarily due to increased minority ownership in equity of additional consolidated entities compared to last year.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  During 1995, Columbia recorded $105 million of pretax charges incurred in connection with the Healthtrust Merger. These costs included severance costs, investment advisory fees, and certain charges based upon management's implementation of action to reduce corporate overhead costs and consolidate management information systems. In addition, pretax charges of $282 million were recorded to write down assets to estimated net realizable value in connection with management's plans to consolidate duplicative facilities and replace facilities in certain markets. Such charges have not had any material adverse effect on net revenues. Also in connection with the Healthtrust Merger, approximately $1.8 billion of Healthtrust's debt was refinanced to reduce future interest expense and eliminate certain restrictive covenants, resulting in an after-tax charge of $103 million ($0.15 per share).

  During 1994, Columbia recorded $159 million (before income taxes) of merger and facility consolidation costs in connection with the HCA Merger. Also in connection with the HCA Merger, Columbia refinanced approximately $2.2 billion of long-term debt resulting in an after-tax charge of $115 million ($0.18 per share).

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

  During 1996, cash flows from operating activities exceeded the funds utilized for Columbia's capital expenditure program and acquisitions. Capital expenditures and acquisitions in 1995, including investments in and advances to affiliates, exceeded cash provided by operating activities by approximately $1.4 billion and were funded by the issuance of long-term debt and commercial paper borrowings.

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

capitalize. In September 1996, the Tax Court ruled in the IRS' favor with respect to the formula for calculating the tax reserve for doubtful accounts and in Columbia's favor with respect to the eligibility of certain receivables for the reserve method. In September 1996, the Tax Court also ruled in the IRS' favor with respect to the timing of the recognition of deferred income in connection with HCA's sale of certain subsidiaries to Healthtrust. In December 1996, the Tax Court ruled in HCA's favor with respect to the valuation of Healthtrust preferred stock and stock purchase warrants HCA received in connection with the sale of certain subsidiaries to Healthtrust in 1987. The Tax Court decisions may be appealed by the IRS or by Columbia once the disputes involving depreciable lives and deductibility of insurance premiums (as noted below) are resolved. As a result of these decisions, Columbia owed additional tax and interest of $249 million, which had been charged to operations in prior years and of which $87 million had been paid in prior years. Had the IRS prevailed on all these issues, Columbia/HCA would have owed additional income taxes and interest of approximately $1.6 billion.

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

  Management believes that HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, that adequate provisions have been made to satisfy resolution of these issues and that final resolution of these disputes (excluding any possible refunds) will not have a material adverse effect on the results of operations or financial position of Columbia.

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

  Final determination of amounts earned under prospective payment and cost reimbursement activities is subject to review by the appropriate governmental authorities or their agents. At December 31, 1996, management was not aware of any claims, disputes or unsettled matters with third-party payors that they believe the resolution of which will have a material effect on Columbia's financial position or results of operations.

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

NOTE 10--STOCK BENEFIT PLANS

  The Company applies APB Opinion 25 and related interpretations in accounting for its stock benefit plans. In 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") was issued and, if fully adopted, changes the method for recognition of costs on plans similar to those of Columbia. Columbia has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company estimated the fair value at the date of grant, for each option granted during 1996 and 1995 using the Black-Scholes option-pricing model utilizing the following weighted average assumptions for the 1996 and 1995 option grants: expected volatility of .239, risk-free interest rate of 5.78%, expected option lives of six years and a dividend yield of .19%. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the effect on net income and earnings per share would have been immaterial, and the effect is not expected to be material in future years.

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