Form 10-Q
period 1997-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1997-08-14
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THESECURITIES
                             EXCHANGE ACT OF 1934

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

                                YES  X    NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

            CLASS OF COMMON STOCK      OUTSTANDING AT JULY 31, 1997
            ---------------------      ----------------------------
        Voting common stock, $.01 par
         value                              632,988,400 shares
        Nonvoting common stock, $.01
         par value                           21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 24

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1997

                                                                           PAGE OF
PART I: FINANCIAL INFORMATION                                             FORM 10-Q
-----------------------------                                             ---------
Item 1. Financial Statements
    Condensed Consolidated Statements of Income--for the quarters and six
     months ended June 30, 1997 and 1996.................................      3
    Condensed Consolidated Balance Sheets--June 30, 1997 and December 31,
     1996................................................................      4
    Condensed Consolidated Statements of Cash Flows--for the six months ended
     June 30, 1997 and 1996..............................................      5
    Notes to Condensed Consolidated Financial Statements.................      6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................      9
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6.............................................................     20

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTER          SIX MONTHS
                                          ----------------  -----------------
                                           1997     1996      1997     1996
                                          -------  -------  --------  -------
Revenues................................. $ 5,187  $ 4,933  $ 10,515  $ 9,884
Salaries and benefits....................   2,035    1,965     4,097    3,923
Supplies.................................     672      672     1,384    1,361
Other operating expenses.................   1,034    1,003     2,085    1,956
Provision for doubtful accounts..........     310      288       612      559
Depreciation and amortization............     313      279       613      547
Interest expense.........................     125      127       241      257
Equity in earnings of affiliates.........     (35)     (47)      (97)     (88)
                                          -------  -------  --------  -------
                                            4,454    4,287    8 ,935    8,515
                                          -------  -------  --------  -------
Income before minority interests and
 income taxes............................     733      646     1,580    1,369
Minority interests in earnings of
 consolidated entities...................      45       38        92       66
                                          -------  -------  --------  -------
Income before income taxes...............     688      608     1,488    1,303
Provision for income taxes...............     276      244       597      523
                                          -------  -------  --------  -------
    Net income........................... $   412  $   364  $    891  $   780
                                          =======  =======  ========  =======
Earnings per share....................... $   .62  $   .54  $   1.32  $  1.15
Cash dividends per share................. $   .02  $   .02  $    .04  $   .04
Shares used in computing earnings per
 share (in thousands).................... 667,106  677,975   673,376  678,012


                             See accompanying notes

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $   109     $   113
  Accounts receivable, less allowances for doubtful
   accounts of $1,487
   and $1,396............................................   3,203       3,023
  Inventories............................................     457         441
  Other..................................................     987         836
                                                          -------     -------
                                                            4,756       4,413
Property and equipment, at cost..........................  16,121      15,721
Accumulated depreciation.................................  (5,644)     (5,322)
                                                          -------     -------
                                                           10,477      10,399
Investments of insurance subsidiary......................   1,202       1,119
Investments in and advances to affiliates................   1,457       1,293
Intangible assets, net...................................   3,696       3,709
Other....................................................     339         339
                                                          -------     -------
                                                          $21,927     $21,272
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   800     $   845
  Accrued salaries.......................................     425         453
  Other accrued expenses.................................   1,168       1,320
  Income taxes...........................................     --          127
  Long-term debt due within one year.....................     267         201
                                                          -------     -------
                                                            2,660       2,946
Long-term debt...........................................   7,381       6,781
Deferred taxes and other liabilities.....................   2,201       2,100
Minority interests in equity of consolidated entities....     884         836
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000 voting
   shares and 50,000,000 nonvoting shares; issued and
   outstanding 632,664,900 voting shares and 21,000,000
   nonvoting shares--June 30, 1997 and 650,499,400 voting
   shares and 21,000,000 nonvoting shares--December 31,
   1996..................................................       7           7
  Capital in excess of par value.........................   3,830       4,519
  Other..................................................      82          66
  Retained earnings......................................   4,882       4,017
                                                          -------     -------
                                                            8,801       8,609
                                                          -------     -------
                                                          $21,927     $21,272
                                                          =======     =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                1997    1996
                                                                -----  -------
Cash flows from operating activities:
  Net income................................................... $ 891  $   780
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................   613      547
    Changes in operating assets and liabilities................  (710)    (369)
    Other......................................................    52       94
                                                                -----  -------
      Net cash provided by operating activities................   846    1,052
                                                                -----  -------
Cash flows from investing activities:
  Purchase of property and equipment...........................  (699)    (699)
  Acquisition of hospitals and health care entities............  (147)    (599)
  Investments in and advances to affiliates....................   (29)     (17)
  Disposition of property and equipment........................   184       77
  Change in other investments .................................  (127)    ( 50)
  Other........................................................    64       29
                                                                -----  -------
      Net cash used in investing activities....................  (754)  (1,259)
                                                                -----  -------
Cash flows from financing activities:
  Issuance of long-term debt...................................   209      234
  Net changes in commercial paper borrowings and lines of cred-
   it..........................................................   622        2
  Repayment of long-term debt..................................  (187)    (228)
  Repurchases of common stock, net.............................  (718)      (3)
  Payment of cash dividends....................................   (27)     (27)
  Other........................................................     5        9
                                                                -----  -------
      Net cash used in financing activities....................   (96)     (13)
                                                                -----  -------
Change in cash and cash equivalents............................   (4)     (220)
Cash and cash equivalents at beginning of period...............   113      232
                                                                -----  -------
Cash and cash equivalents at end of period..................... $ 109  $    12
                                                                =====  =======
Interest payments.............................................. $ 240  $   258
Income tax payments, net of refunds............................ $ 709  $   448

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia" or the "Company") is a Delaware corporation that operates hospitals and related health care entities through (i) wholly owned subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of the Company serve as the managing general partner. At June 30, 1997, Columbia owned and operated 315 hospitals, 145 freestanding surgery centers, more than 500 home health locations and numerous other facilities providing a variety of health care services. Columbia is also a partner in several 50/50 joint ventures that own and operate 27 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. Columbia's facilities are located in 36 states, England, Switzerland and Spain.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia's annual report on Form 10-K/A for the year ended December 31, 1996.

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

NOTE 3--INCOME TAXES

  Columbia is currently contesting before the United States Tax Court (the "Tax Court"), the United States Court of Federal Claims and the Appeals Division of the Internal Revenue Service (the "IRS"), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of HCA--Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1992 and of Healthtrust, Inc.--The Hospital Company's ("Healthtrust") federal income tax returns for 1990 through 1992. The disputed items include the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992 and the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991. If the IRS prevails on these issues, Columbia would owe additional income taxes and interest of approximately $279 million through June 30, 1997. Management believes that adequate provisions have been recorded to satisfy final resolution of these issues.

  A Tax Court decision is expected in 1997 regarding HCA's claim that insurance premiums paid to its wholly-owned insurance subsidiary are deductible. Through June 30, 1997, Columbia is seeking a refund totaling approximately $219 million.

  Management believes that HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes (excluding any possible refunds) will not have a material adverse effect on the results of operations or financial position of Columbia.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


NOTE 4--SUBSEQUENT EVENTS

 Value Health Merger

  On August 6, 1997, Columbia completed a merger transaction with Value Health, Inc. ("Value Health") (the "Value Health Merger"). Value Health is a leading provider of specialty managed care benefit programs.

  In connection with the Value Health merger, Value Health shareholders received $20.50 in cash for each Value Health share. As of June 30, 1997, Value Health had approximately 55 million shares outstanding (net of treasury shares). The transaction is being recorded using the purchase method of accounting.

 Investigations

  On March 19, 1997, the Company's El Paso, Texas operations were served by federal authorities with search warrants requesting various records and documents. The Company is cooperating in the investigation. Because the Company has not been informed of the allegations underlying the search warrants, the scope and nature of the investigation is unknown. The Company believes it may be a target in this investigation.

  On July 16, 1997, various Columbia affiliated facilities and offices in Florida, North Carolina, Oklahoma, Tennessee, Texas and Utah were searched pursuant to search warrants issued by the United States District Court in those states. It appears that the government's investigation includes laboratory billing and home health care operations. Management believes that it is too early to anticipate whether such investigations will have a material adverse effect on the Company's financial position or results of operations, however, the Company believes it may be a target in this investigation.

  On July 30, 1997, the United States District Court for the Middle District of Florida, in Ft. Myers, issued an indictment against three Columbia employees. The indictment relates to Medicare and CHAMPUS reimbursement issues since 1986 at Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital acquired by Columbia in 1992. The specific allegations relate to alleged false characterization of interest payments on certain debt resulting in overpayments to the hospital by Medicare and CHAMPUS. The Company believes it may be a target in this investigation.

  While it is too early to predict the outcome of any of the on-going investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. This could have a material adverse effect on the Company's financial position and results of operations.

  Management is also not currently able to predict what effects the ongoing investigations and related media coverage might have on the Company's results of operations.

 Change in Management and Business Strategy

  On July 25, 1997, Columbia announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's board, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps it will take to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--SUBSEQUENT EVENTS (CONTINUED)

 Change in Management and Business Strategy (Continued)

incentive compensation for the Company's employees, divestiture of the home health care business, discontinued sales of interests in hospitals to physicians and the unwinding of existing physician interests in hospitals, revisions to the Company's compliance program, increased disclosures in Medicare cost reports, changes in laboratory billing procedures to reduce the possibility of errors, increased reviews of Medicare coding to prevent coding inaccuracies and establishing stronger guidelines on any transactions with physicians. The process to implement these changes is being developed in consideration of laws, regulations and existing contractual agreements. Several of these steps may require approvals from various federal, state and local regulatory authorities before being implemented. Management is not currently able to predict what effects such actions might have on the Company's financial position or results of operations. In addition, the Company is conducting an ongoing review to see if further steps are necessary.

NOTE 5--STOCK REPURCHASE PROGRAM

  The Company announced on April 14, 1997 that the Company's board of directors authorized the repurchase of up to $1 billion of Columbia common stock. As of June 30, 1997, the Company had repurchased approximately 20 million shares for a total cost of approximately $730 million. Repurchased shares are available for reissuance for general corporate purposes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following is a summary of certain operating information for the quarters and six months ended June 30, 1997 and 1996 (dollars in millions, except per share amounts):

                                                          QUARTER
                                                ------------------------------
                                                    1997            1996
                                                --------------  --------------
                                                AMOUNT   RATIO  AMOUNT   RATIO
                                                -------  -----  -------  -----
Revenues......................................  $ 5,187  100.0  $ 4,933  100.0
Salaries and benefits.........................    2,035   39.2    1,965   39.8
Supplies......................................      672   13.0      672   13.6
Other operating expenses......................    1,034   19.9    1,003   20.4
Provision for doubtful accounts...............      310    6.0      288    5.8
Depreciation and amortization.................      313    6.1      279    5.6
Interest expense..............................      125    2.4      127    2.6
Equity in earnings of affiliates..............      (35)  (0.7)     (47)  (0.9)
                                                -------  -----  -------  -----
                                                  4,454   85.9    4,287   86.9
                                                -------  -----  -------  -----
Income before minority interests and income
 taxes........................................      733   14.1      646   13.1
Minority interests in earnings of consolidated
 entities.....................................       45    0.8       38    0.8
                                                -------  -----  -------  -----
Income before income taxes....................      688   13.3      608   12.3
Provision for income taxes....................      276    5.4      244    4.9
                                                -------  -----  -------  -----
  Net income..................................  $   412    7.9  $   364    7.4
                                                =======  =====  =======  =====
Earnings per share............................  $   .62         $   .54
                                                =======         =======
% changes from prior year(a):
  Revenues....................................      5.1%           13.1%
  Income before income taxes..................     13.1           369.5
  Net income..................................     13.1           368.2
  Earnings per share..........................     14.8           376.5
  Admissions(b)...............................      3.0             6.4
  Equivalent admissions(c)....................      5.3            10.9
  Revenues per equivalent admission...........     (0.1)            2.0
Same--hospital % changes from prior year(d):
  Revenues....................................      6.3            10.0
  Admissions(b)...............................      2.7             3.7
  Equivalent admissions(c)....................      5.2             7.4
  Revenues per equivalent admission...........      1.0             2.4

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

                                                       SIX MONTHS
                                              -------------------------------
                                                   1997            1996
                                              ---------------  --------------
                                               AMOUNT   RATIO  AMOUNT   RATIO
                                              --------  -----  -------  -----
Revenues..................................... $ 10,515  100.0  $ 9,884  100.0
Salaries and benefits........................    4,097   39.0    3,923   39.7
Supplies.....................................    1,384   13.2    1,361   13.8
Other operating expenses.....................    2,085   19.8    1,956   19.7
Provision for doubtful accounts..............      612    5.8      559    5.7
Depreciation and amortization................      613    5.8      547    5.6
Interest expense.............................      241    2.3      257    2.6
Equity in earnings of affiliates.............      (97)  (0.9)     (88)  (0.9)
                                              --------  -----  -------  -----
                                                 8,935   85.0    8,515   86.2
                                              --------  -----  -------  -----
Income before minority interests and income
 taxes.......................................    1,580   15.0    1,369   13.8
Minority interests in earnings of
 consolidated entities.......................       92    0.9       66    0.6
                                              --------  -----  -------  -----
Income before income taxes...................    1,488   14.1    1,303   13.2
Provision for income taxes...................      597    5.6      523    5.3
                                              --------  -----  -------  -----
  Net income................................. $    891    8.5  $   780    7.9
                                              ========  =====  =======  =====
Earnings per share........................... $   1.32         $  1.15
                                              ========         =======
% changes from prior year(a):
  Revenues...................................      6.4%           13.1%
  Income before income taxes.................     14.2            78.1
  Net income.................................     14.2            79.0
  Earnings per share.........................     14.8            78.4
  Admissions(b)..............................      2.1             7.2
  Equivalent admissions(c)...................      4.5            11.5
  Revenues per equivalent admission..........      1.8             1.4
Same--hospital % changes from prior year(d):
  Revenues...................................      7.1%            9.2%
  Admissions(b)..............................      2.4             3.1
  Equivalent admissions(c)...................      5.0             7.0
  Revenues per equivalent admission..........      2.0             2.1

--------
(a) The 1996 percent change from prior year includes 1995 merger and facility consolidation costs and excludes 1995 extraordinary charges.
(b) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(c) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue (outpatient revenues includes home health revenue) and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(d) Excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

 General

  The Company continues to experience revenue increases and results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and in patient's homes. The Company has been able to achieve increases in revenues due to higher utilization of outpatient services (including home health services), and the increased severity of illness of patients admitted. Although the Company's revenues have grown during the period, the impact of volume increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare, Medicaid and managed care plans (87% of admissions for the six months ended June 30, 1997 and 85% in the same period last year relate to Medicare, Medicaid and managed care plan patients).

  Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating the amounts they will pay health care providers rather than paying standard prices. This leads to these purchasers of health care services becoming discounted payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical revenue growth trends. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

  The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payors to direct certain procedures from inpatient care to outpatient care.

  The Company has recently announced that it plans to divest its home health care operations. At this time, management cannot predict the timing, structure (as a total package transaction, seperate transactions on a market basis or a spinoff) or the estimated financial impact of the proposed divestitures. The following is a summary of certain operating information related to the Company's home health business for the quarters and six months ended June 30, 1997 and 1996 (dollars in millions):

                                       QUARTER                           SIX MONTHS
                         ----------------------------------- -----------------------------------
                              % OF COMPANY      % OF COMPANY      % OF COMPANY      % OF COMPANY
                         1997 CONSOLIDATED 1996 CONSOLIDATED 1997 CONSOLIDATED 1996 CONSOLIDATED
                         ---- ------------ ---- ------------ ---- ------------ ---- ------------
Revenues................ $316     6.1      $250     5.1      $632     6.0      $490     5.0
Income before income
 taxes..................   38     5.5        18     3.0        76     4.8        40     2.9

  The Company expects patient volumes (except for home health visits, as described above,) from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's inpatient services primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. Medicare reimbursement for outpatient services is based primarily upon the provider's cost to treat the patient. The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than the actual inflation rate and the Company's increases to its standard charges.

 Quarters Ended June 30, 1997 and 1996

  Revenues increased 5.1% to $5.2 billion in 1997 compared to $4.9 billion in 1996, primarily as a result of growth in both inpatient and outpatient volumes. On a same-hospital basis, revenues increased 6.3%, admissions increased 2.7% and equivalent admissions (adjusted to reflect outpatient activity) increased 5.2% from a year ago. The increase in outpatient activity is primarily a result of increases in home health services (home health revenues increased approximately 26% to $316 million in 1997 compared to $250 million in 1996) and other outpatient services (average daily outpatient visits, excluding home health, increased 5.9% in 1997). The

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended June 30, 1997 and 1996 (continued)

consolidated revenue growth rate was less than the same hospital revenue growth rate due to a net decrease of consolidated hospitals since June 30, 1996. The decrease in consolidated hospitals was primarily due to contributions of facilities to joint ventures accounted for using the equity method.

  Income before income taxes increased 13.1% to $688 million in 1997 from $608 million in 1996 and pretax margins increased to 13.3 % in 1997 from 12.3% in 1996. The increase in pretax income was attributable to growth in revenues, as described above, and improvements in the margin.

  Salaries and benefits, as a percentage of revenues, declined to 39.2 % in 1997 from 39.8% in 1996. This decline was due, in part, to improvements in labor productivity (man hours per equivalent admission declined 1.3%) resulting from the sharing of "best demonstrated processes" among certain Columbia facilities. The outsourcing of certain services (services outsourced at various facilities included, among others, laboratory, rehabilitation, dietary and linen services) also contributed to the improvement in this area, while shifting some salaries and benefits costs to other operating expenses. The Company expects this trend to continue.

  Supply costs declined as a percentage of revenues to 13.0% in 1997 from 13.6% in 1996 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia). While the Company expects to continue to benefit from its volume purchasing power, there can be no assurance that such benefits will continue to be realized in the relative amounts realized to date.

  Other operating expenses, as a percentage of revenues, decreased to 19.9% in 1997 from 20.4% in 1996. This was primarily due to gains from investment sales during the quarter. The decrease was partially offset by an increase, to 8.7% from 7.6% of revenues, in contract services which resulted from payments to third parties on a fee basis for certain services previously performed by Company employees. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

  The improvement in pretax margins attained from the decreases as a percentage of revenues in salaries and benefits, supply costs and other operating expenses was partially offset by increases as a percentage of revenues in the provision for doubtful accounts and depreciation and amortization, and a decrease as a percentage of revenues in equity in earnings of affiliates.

  Provision for doubtful accounts, as a percentage of revenues, increased to 6.0% in 1997 from 5.8% in 1996 due, in part, to computer information system conversions (including patient accounting systems) at various facilities. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.7% in 1997 from 0.9% in 1996 primarily due to adjustments recorded to increase revenue discounts upon conversion to the Company's patient accounting systems at certain facilities acquired through joint ventures during 1995 and 1996. As of June 30, 1997, there were 27 hospitals and 5 free-standing surgery centers compared to 17 hospitals and 3 free-standing surgery centers at June 30, 1996, which are being accounted for using the equity method.

  Depreciation and amortization increased as a percentage of revenues to 6.1% in 1997 from 5.6% in 1996, primarily due to increased capital expenditures related to outpatient services and information systems. Capital

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended June 30, 1997 and 1996 (Continued)

expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense declined to $125 million or 2.4 % of revenues in 1997 compared to $127 million or 2.6% of revenues last year primarily as a result of a decrease in the average outstanding debt during the second quarter of 1997 compared to last year.

  Minority interests increased to $45 million in 1997 compared to $38 million in 1996 primarily due to both increased profitability and minority ownership in equity of additional consolidated entities compared to last year. As a percentage of revenues, minority interests remained unchanged at 0.8% in 1997 and 1996.

  Net income increased 13.1% to $412 million ($.62 per share) during 1997 compared to $364 million ($.54 per share) in 1996.


 Six Months Ended June 30, 1997 and 1996

  Revenues increased 6.4% to $10.5 billion in 1997 compared to $9.9 billion in 1996, primarily as a result of growth in both inpatient and outpatient volumes. On a same-hospital basis, revenues increased 7.1%, admissions increased 2.4% and equivalent admissions (adjusted to reflect outpatient activity) increased 5.0% from a year ago. The increase in outpatient activity is primarily a result of increases in home health services (home health revenues increased approximately 29% to $632 million in 1997 compared to $490 million in 1996) and other outpatient services (average daily outpatient visits, excluding home health, increased 7.4% in 1997). The consolidated revenue growth rate was less than the same hospital revenue growth rate due to a net decrease of consolidated hospitals since June 30, 1996. The decrease in consolidated hospitals was primarily due to contributions of facilities to joint ventures accounted for using the equity method.

  Income before income taxes increased 14.2% to $1.5 billion in 1997 from $1.3 million in 1996 and pretax margins increased to 14.1% in 1997 from 13.2% in 1996. The increase in pretax income was attributable to growth in revenues, as described above, and improvements in the margin.

  Salaries and benefits, as a percentage of revenues, declined to 39.0% in 1997 from 39.7% in 1996. This decline was due, in part, to improvements in labor productivity (man hours per equivalent admission declined 1.3%) resulting from the sharing of "best demonstrated processes" among certain Columbia facilities. The outsourcing of certain services (services outsourced at various facilities included, among others, laboratory, rehabilitation, dietary and linen services) also contributed to the improvement in this area, while shifting some salaries and benefits costs to other operating expenses. The Company expects this trend to continue.

  Supply costs declined as a percentage of revenues to 13.2% in 1997 from 13.8% in 1996 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia). While the Company expects to continue to benefit from its volume purchasing power, there can be no assurance that such benefits will continue to be realized in the relative amounts realized to date.

  The improvement in pretax margins attained from the decreases as a percentage of revenues in salaries and benefits and supply costs was partially offset by increases as a percentage of revenues in other operating expenses, provision for doubtful accounts and depreciation and amortization, and a decrease as a percentage of revenues in equity in earnings of affiliates.

  Other operating expenses, as a percentage of revenues, increased to 19.8% in 1997 from 19.7% in 1996. The increase was primarily due to an increase, to 8.3% from 7.3% of revenues, in contract services which

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Six Months Ended June 30, 1997 and 1996 (continued)

resulted from payments to third parties on a fee basis for certain services previously performed by Company employees. The increase was partially offset by gains from investment sales during 1997. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

  Provision for doubtful accounts, as a percentage of revenues, increased to 5.8% in 1997 from 5.7% in 1996 and equity in earnings of affiliates as a percentage of revenues remain unchanged at 0.9% in 1997 and 1996.

  Depreciation and amortization increased as a percentage of revenues to 5.8% in 1997 from 5.6% in 1996, primarily due to increased capital expenditures related to outpatient services and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense declined to $241 million or 2.3% of revenues in 1997 compared to $257 million or 2.6% of revenues last year primarily as a result of a decrease in the average outstanding debt during the six months ended 1997 compared to the same period last year.

  Minority interests increased to $92 million or 0.9% of revenues in 1997 compared to $66 million or 0.6% in 1996 primarily due to both increased profitability and minority ownership in equity of additional consolidated entities compared to last year.

  Net income increased 14.2% to $891 million ($1.32 per share) during 1997 compared to $780 million ($1.15 per share) in 1996.

LIQUIDITY

  Cash provided by operating activities totaled $846 million for the six months ended June 30, 1997 compared to $1.1 billion in the same period last year. The decrease in 1997 from 1996 is primarily due to an increase in the Company's accounts receivable and decreases in accrued expenses and income taxes payable.

  Capital expenditures and acquisitions in the first six months of 1997 and 1996 exceeded cash provided by operating activities by $29 million and $263 million, respectively, and were funded by the issuance of long-term debt and commercial paper borrowings.

  During the first six months of 1997, the Company repurchased approximately 20 million shares of its common stock for a total cost of approximatley $730 million and was funded by the issuance of long-term debt and commercial paper borrowings.

  Working capital totaled $2.1 billion at June 30, 1997 and $1.5 billion at December 31, 1996. Management believes that cash flows from operations and amounts available under Columbia's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.4 billion and $1.3 billion at June 30, 1997 and December 31, 1996, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY (CONTINUED)

  The Company has entered into various agreements with joint venture partners whereby the partners have an option to sell or "put" their interest in the joint venture back to the Company within specified periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.1 billion at June 30, 1997. While the Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised through June 30, 1997), it is not expected that the majority of the puts would be exercised in any one period.

CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $699 million for the six months ended June 30, 1997, and 1996. Planned capital expenditures in 1997 are expected to approximate $1.5 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

  Columbia also expended $147 million and $599 million for acquisitions during the six months ended June 30, 1997 and 1996. The decline in acquisitions can be partially attributed to increased regulatory review procedures in certain states that have extended the timing between the initiation and consummation of certain transactions. Columbia also made investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) of $29 million in the six months ended June 30, 1997 compared to $17 million for the same period in 1996.

  Columbia expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credit facilities and equity. At June 30, 1997, there were projects under construction which had an estimated additional cost to complete and equip of approximately $1.3 billion.

  On June 17, 1997, Columbia increased its 364-day revolving credit facility from $2.0 billion to $3.0 billion. Borrowings under the 364-day revolving credit facility do not mature until one year subsequent to the end of the 364-day period. The Company's revolving credit agreements (the "Credit Facilities") now comprise a $2.0 billion five-year revolving credit facility and a $3.0 billion 364-day revolving credit facility. The Credit Facilities support Columbia's commercial paper programs. As of July 31, 1997, Columbia had approximately $2.3 billion of credit available (net of outstanding commercial paper) under the Credit Facilities.

  Columbia's revolving credit agreements contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. Columbia was in compliance with all such covenants at June 30, 1997.

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

VALUE HEALTH MERGER

  On August 6, 1997, Columbia completed a merger transaction with Value Health. Value Health is a leading provider of specialty managed care benefit programs.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INVESTIGATIONS

  On March 19, 1997, the Company's El Paso, Texas operations were served by federal authorities with search warrants requesting various records and documents. The Company is cooperating in the investigation. Because the Company has not been informed of the allegations underlying the search warrants, the scope and nature of the investigation is unknown. The Company believes it may be a target in this investigation.

  On July 16, 1997, various Columbia affiliated facilities and offices in Florida, North Carolina, Oklahoma, Tennessee, Texas and Utah were searched pursuant to search warrants issued by the United States District Court in those states. It appears that the government's investigation includes laboratory billing and home health care operations. Management believes that it is too early to anticipate whether such investigations will have a material adverse effect on the Company's financial position or results of operations, however, the Company believes it may be a target in this investigation.

  On July 30, 1997, the United States District Court for the Middle District of Florida, in Ft. Myers, issued an indictment against three Columbia employees. The indictment relates to Medicare and CHAMPUS reimbursement issues since 1986 at Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital acquired by Columbia in 1992. The specific allegations relate to alleged false characterization of interest payments on certain debt resulting in overpayments to the hospital by Medicare and CHAMPUS. The Company believes it may be a target in this investigation.

  While it is too early to predict the outcome of any of the on-going investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. This could have a material adverse effect on the Company's financial position and results of operations.

  Management is also not currently able to predict what effects the ongoing investigations and related media coverage might have on the Company's results of operations.

CHANGE IN MANAGEMENT AND BUSINESS STRATEGY

  On July 25, 1997, Columbia announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's board, was named Chairman and Chief Executive Officer. On August 14, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps it will take to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, discontinued sales of interests in hospitals to physicians and the unwinding of existing physician interests in hospitals, revisions to the Company's compliance program, increased disclosures in Medicare cost reports, changes in laboratory billing procedures to reduce the possibility of errors, increased reviews of Medicare coding to prevent coding inaccuracies and establishing stronger guidelines on any transactions with physicians. The process to implement these changes is being developed in consideration of laws, regulations and existing contractual agreements. Several of these steps may require approvals from various federal, state and local regulatory authorities before being implemented. Management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations. In addition, the Company is conducting an ongoing review to see if further steps are necessary.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


OTHER INFORMATION

  Columbia is currently contesting income taxes and related interest aggregating approximately $279 million proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the outcome of the known and unknown governmental investigations of the Company's business practices; (ii) the recently enacted changes in the Medicare and Medicaid programs affecting reimbursement to healthcare providers and insurers; (iii) legislative proposals for healthcare reform; (iv) the ability to enter into managed care provider arrangements on acceptable terms; (v) liability and other claims asserted against the Company; (vi) changes in business strategy or development plans; (vii) the departure of key executive officers from the Company; and
(viii) the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                 OPERATING DATA

                                                               1997     1996
                                                              ------- ---------
CONSOLIDATED
Number of hospitals in operation at:
  March 31..................................................      314       320
  June 30...................................................      315       326
  September 30..............................................                325
  December 31...............................................                319
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      143       127
  June 30...................................................      145       130
  September 30..............................................                130
  December 31...............................................                132
Licensed hospital beds at:
  March 31..................................................   60,993    62,197
  June 30...................................................   61,275    63,217
  September 30..............................................             63,063
  December 31...............................................             61,931
Weighted average licensed hospital beds(a):
 Quarter:
  First.....................................................   61,222    62,330
  Second....................................................   61,203    62,937
  Third.....................................................             63,179
  Fourth....................................................             62,385
 Year.......................................................             62,708
Average daily census(b):
 Quarter:
  First.....................................................   28,401    28,428
  Second....................................................   25,921    26,193
  Third.....................................................             25,111
  Fourth....................................................             26,437
 Year.......................................................             26,538
Admissions:
 Quarter:
  First.....................................................  497,200   490,800
  Second....................................................  477,200   463,100
  Third.....................................................            462,400
  Fourth....................................................            479,100
 Year.......................................................          1,895,400
Average length of stay (days)(c):
 Quarter:
  First.....................................................      5.1       5.3
  Second....................................................      4.9       5.1
  Third.....................................................                5.0
  Fourth....................................................                5.1
 Year.......................................................                5.1

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


                          OPERATING DATA (CONTINUED)

                            1997  1996
                            ----- -----
NON-CONSOLIDATED(D)
Number of hospitals in
 operation at:
  March 31................     27    17
  June 30.................     27    17
  September 30............           18
  December 31.............           22
Number of freestanding
 outpatient surgical cen-
 ters in operation at:
  March 31................      5     3
  June 30.................      5     3
  September 30............            3
  December 31.............            4
Licensed hospital beds at:
  March 31................  6,537 4,393
  June 30.................  6,641 4,393
  September 30............        4,768
  December 31.............        5,451

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

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

 Shareholder Actions

  As previously reported in the Company's prior Form 10-Q, a purported joint derivative and class action entitled Sidney Morse v. R. Clayton McWhorter, et al. (Civil Action No. 3-97-0370) (Higgins, J.) and a purported class action entitled Bert Skolsky v. Columbia/HCA Healthcare Corporation, et al. (Civil Action No. 3-97-0374) (Higgins, J.) were both filed on April 8, 1997 in the United Stated District Court for the Middle District of Tennessee, by certain purported shareholders of the Company against the Company and certain of its current and former directors and officers.

  Between May 23, 1997 and August 13, 1997, six additional class action complaints and four additional purported derivative actions were filed by certain purported current and former shareholders of the Company against the Company and certain of its current and former directors and officers in the United States District Court for the Middle District of Tennessee. (All of those actions are now also pending before Judge Higgins.) The complaints contain essentially the same allegations and seek essentially the same relief as in the Morse and Skolsky complaints (described in the Company's prior Form 10-Q), except that at least two of the new complaints add, inter alia, new allegations relating to the issuance of certain search warrants in July 1997 and to the Company's alleged neglect of applicable antitrust, labor, tax and other laws. Like the Morse and Skolsky complaints, the six new purported class actions all allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5. Like the Morse complaint, the four new purported derivative actions all allege breach of fiduciary duty, and also allege the new claims of negligent and intentional breach of fiduciary duty (and aiding and abetting thereof), contribution, indemnification, unjust enrichment, abuse of control, waste of corporate assets (and aiding and abetting thereof), constructive fraud, common law accounting and/or violation of Section 16(b) of the 1934 Act.

  In addition to those complaints, on July 22, 1997 and July 29, 1997, respectively, two purported derivative actions entitled Evelyn Barron, et ano
v. Magdalena Averhoff, et al. (Civil Action No. 15822 NC) and John E. Kovalchick v. Magdalena Averhoff, et al. (Civil Action No. 15829 NC) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. Both actions were purportedly brought on behalf of the Company by certain purported current shareholders of the Company against certain of the Company's current and former directors. The complaints contain essentially the same allegations and seek essentially the same relief as in the complaints pending in the U.S. District Court, described above, except that Kovalchick adds a purported class claim for breach of fiduciary duty, and both Delaware complaints contain certain new allegations relating to the issuance of certain search warrants in July 1997. The Company believes that the allegations in all of the complaints are without merit and intends to pursue the defense of these actions vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's annual meeting of stockholders was held on May 15, 1997. The following matters were voted upon at the meeting:

  Description of matters:

                                               VOTES       VOTES
                                             IN FAVOR    WITHHELD
                                            ----------- -----------
   1. Election of directors:
    Magdalena Averhoff, M. D..............  553,760,800   7,444,137
    R. Clayton McWhorter..................  552,654,382   8,550,555
    Frank S. Royal, M. D. ................  553,793,095   7,411,842
                                               VOTES       VOTES
                                             IN FAVOR     AGAINST   ABSTENTIONS
                                            ----------- ----------- -----------
   2. Amendment to increase the authorized
     number of shares of common stock and
     nonvoting common stock...............  555,438,288  25,357,793  1,408,856
   3. Stockholder proposal relating to the
     redemption of the shareholder rights
     agreement............................  295,189,601 185,011,445  2,663,347
   4. Stockholder proposal relating to to-
     bacco investments....................   13,984,012 442,151,307 26,729,074
   5. Stockholder proposal relating to ex-
     ecutive compensation and healthcare
     quality..............................   13,830,984 452,012,366 17,021,043

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

  Exhibit 11--Statement re Computation of Earnings Per Share.

  Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed Charges.

  Exhibit 27--Financial Data Schedule (included only in filings under the
             Electronic Data, Gathering, Analysis, and Retrieval system)

  (b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

  On April 22, 1997, Columbia filed a report on Form 8-K related to the amended and restated merger agreement with Value Health, Inc.

  On June 27, 1997 Columbia filed a report on Form 8-K related to the issuance of $200 million in medium term notes.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

Date: August 14, 1997                           /s/ Kenneth C. Donahey
                                          -------------------------------------
                                                   KENNETH C. DONAHEY
                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)