Form 10-Q
period 1997-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1997-11-13
CIK 860730

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 1-11239

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2497104
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           ONE PARK PLAZA                                 37203
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

                               YES  X     NO
                                  -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                                               OUTSTANDING AT OCTOBER
               CLASS OF COMMON STOCK                  31, 1997
               ---------------------           ----------------------
       Voting common stock, $.01 par value         626,553,000 shares
       Nonvoting common stock, $.01 par value       21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 26

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1997

                                                                       PAGE OF
PART I: FINANCIAL INFORMATION                                         FORM 10-Q
-----------------------------                                         ---------
Item 1. Financial Statements
    Condensed Consolidated Statements of Income--for the quarters and
     nine months ended September 30, 1997 and 1996......................    3
    Condensed Consolidated Balance Sheets--September 30, 1997 and Decem-
     ber 31, 1996.......................................................    4
    Condensed Consolidated Statements of Cash Flows--for the nine months
     ended September 30, 1997 and 1996..................................    5
    Notes to Condensed Consolidated Financial Statements................    6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................   10
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6............................................................   22

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                 QUARTER         NINE MONTHS
                                             ----------------  ----------------
                                              1997     1996     1997     1996
                                             -------  -------  -------  -------
Revenues...................................  $ 4,612  $ 4,605  $14,445  $13,969
Salaries and benefits......................    1,895    1,792    5,621    5,412
Supplies...................................      653      649    2,010    1,992
Other operating expenses...................    1,023      939    2,928    2,738
Provision for doubtful accounts............      369      311      976      865
Depreciation and amortization..............      319      300      923      842
Interest expense...........................      125      119      361      371
Equity in earnings of affiliates...........      (19)     (39)    (116)    (127)
Restructuring of operations and investiga-
 tion related costs........................       64       --       64       --
                                             -------  -------  -------  -------
                                               4,429    4,071   12,767   12,093
                                             -------  -------  -------  -------
Income from continuing operations before
 minority interests and income taxes.......      183      534    1,678    1,876
Minority interests in earnings of consoli-
 dated entities............................       33       36      125      102
                                             -------  -------  -------  -------
Income from continuing operations before
 income taxes..............................      150      498    1,553    1,774
Provision for income taxes.................       59      199      622      711
                                             -------  -------  -------  -------
Income from continuing operations..........       91      299      931    1,063
Income from discontinued operations, net of
 income taxes..............................        6       12       57       28
                                             -------  -------  -------  -------
    Net income.............................  $    97  $   311  $   988  $ 1,091
                                             =======  =======  =======  =======
Earnings per share:
  Income from continuing operations........  $   .15  $   .44  $  1.39  $  1.57
  Income from discontinued operations......      .01      .02      .09      .04
                                             -------  -------  -------  -------
    Net income.............................  $   .16  $   .46  $  1.48  $  1.61
                                             =======  =======  =======  =======
Cash dividends per share...................  $   .01  $   .02  $   .05  $   .06
Redemption of preferred stock purchase
 rights....................................  $   .01       --  $   .01       --
Shares used in computing earnings per share
 (in thousands)............................  657,807  677,417  668,136  677,814


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................    $    28      $   113
  Accounts receivable, less allowances for doubtful
   accounts of $1,569 and $1,380....................      2,889        2,842
  Inventories.......................................        458          438
  Other.............................................        984          806
                                                        -------      -------
                                                          4,359        4,199
Property and equipment, at cost.....................     16,500       15,687
Accumulated depreciation............................     (5,894)      (5,314)
                                                        -------      -------
                                                         10,606       10,373
Investments of insurance subsidiary.................      1,359        1,119
Investments in and advances to affiliates...........      1,425        1,293
Intangible assets, net..............................      3,744        3,582
Net assets of discontinued operations...............      1,349          212
Other...............................................        281          338
                                                        -------      -------
                                                        $23,123      $21,116
                                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $   790      $   790
  Accrued salaries..................................        404          430
  Other accrued expenses............................      1,317        1,292
  Income taxes......................................         --           97
  Long-term debt due within one year................        132          201
                                                        -------      -------
                                                          2,643        2,810
Long-term debt......................................      8,693        6,781
Deferred taxes and other liabilities................      2,016        2,080
Minority interests in equity of consolidated enti-
 ties...............................................        900          836
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000
   voting shares and 50,000,000 nonvoting shares;
   issued and outstanding 630,848,900 voting shares
   and 21,000,000 nonvoting shares--September 30,
   1997 and 650,499,400 voting shares and 21,000,000
   nonvoting shares December 31, 1996...............          7            7
  Capital in excess of par value....................      3,789        4,519
  Other.............................................        110           66
  Retained earnings.................................      4,965        4,017
                                                        -------      -------
                                                          8,871        8,609
                                                        -------      -------
                                                        $23,123      $21,116
                                                        =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                 1997    1996
                                                                ------  ------
Cash flows from continuing operating activities:
  Net income .................................................. $  988  $1,091
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Depreciation and amortization..............................    923     842
    Income from discontinued operations........................    (57)    (28)
    Changes in operating assets and liabilities................   (355)    (79)
    Other......................................................     78      77
                                                                ------  ------
      Net cash provided by continuing operating activities.....  1,577   1,903
                                                                ------  ------
Cash flows from investing activities:
  Purchase of property and equipment........................... (1,107) (1,057)
  Acquisition of hospitals and health care entities............   (398)   (638)
  Investments in and advances to affiliates....................    (29)    (37)
  Disposition of property and equipment........................    194     142
  Change in other investments..................................   (145)   (112)
  Change in net assets of discontinued operations.............. (1,079)    (24)
  Other........................................................   (115)     (1)
                                                                ------  ------
      Net cash used in investing activities.................... (2,679) (1,727)
                                                                ------  ------
Cash flows from financing activities:
  Issuance of long-term debt...................................    251     435
  Net changes in commercial paper borrowings and lines of cred-
   it..........................................................  1,878    (506)
  Repayment of long-term debt..................................   (310)   (291)
  Repurchases of common stock, net.............................   (765)     (3)
  Payment of cash dividends and redemption of preferred stock
   purchase rights.............................................    (40)    (40)
  Other........................................................      3       7
                                                                ------  ------
      Net cash provided by (used in) used in financing activi-
       ties....................................................  1,017    (398)
                                                                ------  ------
Change in cash and cash equivalents............................    (85)   (222)
Cash and cash equivalents at beginning of period...............    113     232
                                                                ------  ------
Cash and cash equivalents at end of period..................... $   28  $   10
                                                                ======  ======
Interest payments.............................................. $  308  $  337
Income tax payments, net of refunds............................ $1,014  $  602

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation ("Columbia" or the "Company") is a Delaware corporation that owns and operates hospitals and related health care entities through (i) affiliated subsidiaries, (ii) joint ventures or (iii) ownership of interests in various partnerships in which subsidiaries of the Company serve as the managing general partner. At September 30, 1997, Columbia owned and operated 314 hospitals, 143 freestanding surgery centers, more than 500 home health locations (see Note 7) and numerous other facilities providing a variety of health care services. Columbia is also a partner in several 50/50 joint ventures that own and operate 27 hospitals and five freestanding surgery centers which are accounted for using the equity method. Columbia's facilities are located in 35 states, England, Switzerland and Spain.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Columbia's annual report on Form 10-K/A for the year ended December 31, 1996.

  Certain prior year amounts have been reclassified to conform to the current year presentation (see Note 7).

NOTE 2--EARNINGS PER SHARE

  Earnings per share is based upon the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents, consisting primarily of stock options. Fully diluted earnings per share is not presented because such amounts approximate earnings per share.

NOTE 3--VALUE HEALTH MERGER

  On August 6, 1997, Columbia completed a merger transaction with Value Health, Inc. ("Value Health") (the "Value Health Merger"). Value Health is a provider of specialty managed care benefit programs. In connection with the Value Health Merger, Value Health stockholders received $20.50 in cash for each Value Health share. The total purchase price, including transaction costs and the assumption of $165 million of Value Health debt, was approximately $1.4 billion.

  The Value Health Merger has been accounted for by the purchase method, and accordingly, the results of operations of Value Health have been included with those of Columbia since August 1997. The excess of aggregate purchase price over the estimated fair value of net assets acquired was approximately $916 million and is being amortized over a 30 year period.

  On August 28, 1997, Columbia announced plans to divest three of the four business units acquired in the Value Health Merger. The Value Health businesses to be divested include the managed behavioral health care unit, the information technology unit (which develops disease management programs) and the pharmacy benefit management unit. The results of operations and net assets of these entities are included in discontinued operations (see Note 7).

NOTE 4--INVESTIGATIONS

  In March 1997, various facilities of the Company's El Paso, Texas operations were searched by federal authorities pursuant to search warrants and the government removed various records and documents. The Company is cooperating in this investigation and has met with the Assistant United States Attorney (the "Assistant U.S. Attorney") responsible for conducting this investigation. The Company believes it may be a target in this investigation.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--INVESTIGATIONS (CONTINUED)

  In July 1997, various Columbia affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in various states. During July and September 1997, the Company was also served with subpoenas requesting various records and documents related to laboratory billing, Diagnostic Related Group ("DRG") coding and home health operations in various states. The Company is cooperating in these investigations and has met with Department of Justice attorneys responsible for conducting these investigations. The Company believes that it may be a target in these investigations.

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Ft. Myers, issued an indictment against three Columbia employees. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by Columbia in 1992. The Company has been served with subpoenas for various records and documents. The Company is cooperating in this investigation and has met with the Assistant U.S. Attorney responsible for conducting this investigation. The Company has been informed that it is a target in this investigation.

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's financial position and results of operations. However, the Company is unable to measure the effect or predict the magnitude that these investigations and related media coverage could have on the Company's future results of operations and financial position.

NOTE 5--CHANGE IN MANAGEMENT AND BUSINESS STRATEGY

  On July 25, 1997, Columbia announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's Board of Directors, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies (as described in Note 4), management announced several significant steps that it will take to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, discontinued sales of interests in hospitals to physicians and the unwinding of existing physician interests in hospitals, continued compliance program efforts, increased disclosures in Medicare cost reports, changes in laboratory billing procedures, increased reviews of Medicare coding and further guidelines on any transactions with physicians. These changes are currently being developed and implemented in consideration of laws, regulations and existing contractual agreements. Management is not currently able to predict what effects such actions might have on the Company's financial position or results of operations.

  The Company is currently considering a Company wide internal operating reorganization. In addition, the Company is evaluating various restructuring alternatives which include asset divestitures to third parties, spin-offs of certain assets to the Company's shareholders and the reorganization of the Company's businesses into distinct operating units. Each of the restructuring alternatives may be subject to various legal and regulatory approvals. There can be no assurance, which, if any of these alternatives may be adopted or implemented.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 6--RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

  In the third quarter of 1997, Columbia recorded the following charges in connection with the investigations and the changes in management and business strategy discussed in NOTES 4 and 5 (in millions):

       Severance costs (approximately 120 employees).......................  $40
       Professional fees related to investigations.........................   11
       Cancelled projects..................................................   10
       Other...............................................................    3
                                                                             ---
                                                                             $64
                                                                             ===

NOTE 7--DISCONTINUED OPERATIONS

  As part of the Company's change in business strategy (as described in NOTE
5), Columbia has implemented a plan to sell its home health care business and divest three of the four business units acquired in the Value Health Merger. As a result of the plan to divest these businesses, the Company's condensed consolidated financial statements and related notes have been adjusted and restated to reflect the results of operations and net assets of the home health care and Value Health businesses to be disposed of as discontinued operations.

  Revenues of the home health care and Value Health businesses to be disposed of totaled $585 million and $282 million for the three months ended September 30, 1997 and 1996, respectively, and $1.3 billion and $802 million for the nine months ended September 30, 1997 and 1996, respectively. Results of operations for these businesses are included in "Income from discontinued operations" in the condensed consolidated statements of income. Management is not able at this time to reasonably estimate the timing, structure or expected gain or loss that will result from the disposition of these businesses.

NOTE 8--INCOME TAXES

  The Company is currently contesting before the United States Tax Court (the "Tax Court"), the United States Court of Federal Claims (the "Court of Federal Claims") and the Appeals Division of the Internal Revenue Service (the "IRS") certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of HCA-Hospital Corporation of America's ("HCA") federal income tax returns for 1981 through 1992 and of Healthtrust, Inc.--The Hospital Company's ("Healthtrust") federal income tax returns for 1990 through 1992. The disputed items include the disallowance of certain stock option compensation which HCA deducted in calculating taxable income for 1992 and the disallowance of certain executive compensation which Healthtrust deducted in calculating taxable income for 1991.

  In September 1997, the IRS issued statutory notices of deficiency in connection with its examination of the 1993 and 1994 federal income tax returns for HCA, Columbia Healthcare Corporation ("CHC") and the Company. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, systems conversion costs and insurance premiums which were deducted in calculating taxable income in 1993 and 1994; the method of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables in 1993 and 1994; and certain carryover issues related to the 1981 through 1992 IRS examinations of HCA. The Company intends to file petitions with the Tax Court in December 1997 contesting the claimed deficiencies.

  The IRS is claiming an additional $551 million in income taxes and interest through September 30, 1997. Management believes that adequate provisions have been recorded to satisfy final resolution of these issues.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 8--INCOME TAXES (CONTINUED)

  In October 1997, the Tax Court ruled in HCA's favor with respect to its claim that insurance premiums paid to its wholly-owned insurance subsidiary from 1981 through 1988 were deductible. Through September 30, 1997, the Company was seeking a refund of income tax and interest of $204 million. The Tax Court decision may be appealed by the IRS to the United States Court of Appeals, Sixth Circuit. This ruling will not have any material effect on the results of operations.

  Management believes that Columbia, CHC, HCA and Healthtrust properly reported income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations, and that final resolution of these disputes (excluding any possible refunds) will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 9--STOCK REPURCHASE PROGRAM AND REDEMPTION OF PREFERRED STOCK PURCHASE
        RIGHTS

  The Company announced on April 14, 1997 that the Company's board of directors authorized the repurchase of up to $1 billion of Columbia common stock. As of September 30, 1997, the Company had repurchased approximately
20.4 million shares for a total cost of approximately $737 million. Repurchased shares are available for reissuance for general corporate purposes.

  On May 15, 1997, the board of directors of the Company authorized the redemption of all outstanding preferred stock purchase rights. The redemption price of $.01 per share was paid on September 1, 1997 and was distributed to stockholders along with a quarterly dividend of $.01 per share.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following is a summary of certain information from continuing operations for the quarters and nine months ended September 30, 1997 and 1996 (dollars in millions, except per share amounts):

                                                            QUARTER
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
                                                   AMOUNT  RATIO  AMOUNT  RATIO
                                                   ------  -----  ------  -----
Revenues.........................................  $4,612  100.0  $4,605  100.0
Salaries and benefits............................   1,895   41.1   1,792   38.9
Supplies.........................................     653   14.2     649   14.1
Other operating expenses.........................   1,023   22.1     939   20.4
Provision for doubtful accounts..................     369    8.0     311    6.8
Depreciation and amortization....................     319    6.9     300    6.5
Interest expense.................................     125    2.7     119    2.6
Equity in earnings of affiliates.................     (19)  (0.4)    (39)  (0.9)
Restructuring of operations and investigation re-
 lated costs.....................................      64    1.4      --     --
                                                   ------  -----  ------  -----
                                                    4,429   96.0   4,071   88.4
                                                   ------  -----  ------  -----
Income from continuing operations before minority
 interests and income taxes......................     183    4.0     534   11.6
Minority interests in earnings of consolidated
 entities........................................      33    0.7      36    0.8
                                                   ------  -----  ------  -----
Income from continuing operations before income
 taxes...........................................     150    3.3     498   10.8
Provision for income taxes.......................      59    1.3     199    4.3
                                                   ------  -----  ------  -----
Income from continuing operations................  $   91    2.0  $  299    6.5
                                                   ======  =====  ======  =====
Earnings per share from continuing operations....  $  .15         $  .44
                                                   ======         ======
% changes from prior year:
  Revenues.......................................     0.2%
  Income from continuing operations before income
   taxes.........................................   (69.8)
  Income from continuing operations..............   (69.7)
  Earnings per share from continuing operations..   (65.9)
  Admissions (a).................................    (0.2)
  Equivalent admissions (b)......................     1.3
  Revenues per equivalent admission..............    (1.1)
Same--hospital % changes from prior year (c):
  Revenues.......................................     0.7%
  Admissions (a).................................     1.0
  Equivalent admissions (b)......................     2.6
  Revenues per equivalent admission..............    (1.9)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

                                                         NINE MONTHS
                                                 ------------------------------
                                                     1997            1996
                                                 --------------  --------------
                                                 AMOUNT   RATIO  AMOUNT   RATIO
                                                 -------  -----  -------  -----
Revenues.......................................  $14,445  100.0  $13,969  100.0
Salaries and benefits..........................    5,621   38.9    5,412   38.7
Supplies.......................................    2,010   13.9    1,992   14.3
Other operating expenses.......................    2,928   20.2    2,738   19.6
Provision for doubtful accounts................      976    6.8      865    6.2
Depreciation and amortization..................      923    6.5      842    6.0
Interest expense...............................      361    2.5      371    2.7
Equity in earnings of affiliates...............     (116)  (0.8)    (127)  (0.9)
Restructuring of operations and investigation
 related costs.................................       64    0.4       --     --
                                                 -------  -----  -------  -----
                                                  12,767   88.4   12,093   86.6
                                                 -------  -----  -------  -----
Income from continuing operations before
 minority interests and income taxes...........    1,678   11.6    1,876   13.4
Minority interests in earnings of consolidated
 entities......................................      125    0.8      102    0.7
                                                 -------  -----  -------  -----
Income from continuing operations before income
 taxes.........................................    1,553   10.8    1,774   12.7
Provision for income taxes.....................      622    4.4      711    5.1
                                                 -------  -----  -------  -----
Income from continuing operations..............  $   931    6.4  $ 1,063    7.6
                                                 =======  =====  =======  =====
Earnings per share from continuing operations..  $  1.39         $  1.57
                                                 =======         =======
% changes from prior year:
  Revenues.....................................      3.4%
  Income from continuing operations before in-
   come taxes..................................    (12.5)
  Income from continuing operations............    (12.4)
  Earnings per share from continuing opera-
   tions.......................................    (11.5)
  Admissions (a)...............................      1.4
  Equivalent admissions (b)....................      3.1
  Revenues per equivalent admission............      0.3
Same--hospital % changes from prior year (c):
  Revenues.....................................      4.1%
  Admissions(a)................................      2.0
  Equivalent admissions (b)....................      3.9
  Revenues per equivalent admission............      0.2

--------
(a) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(b) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) Excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 General

  The Company is currently the subject of a government investigation into the Company's business practices in several states. The Company has also experienced a change in management and business strategy during the current period. The uncertainties surrounding these factors along with the unfavorable media coverage related to the investigations may have contributed to a slowdown in the Company's revenue growth and a decline in results of operations. Management is unable to predict if or when the Company can return to its historical revenue growth rates, historical operating margins or historical net income growth rates.

 Investigations

  In March 1997, various facilities of the Company's El Paso, Texas operations were searched by federal authorities pursuant to search warrants and the government removed various records and documents. The Company is cooperating in this investigation and has met with the Assistant U.S. Attorney responsible for conducting this investigation. The Company believes it may be a target in this investigation.

  In July 1997, various Columbia affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in various states. During July and September 1997, the Company was also served with subpoenas requesting various records and documents related to laboratory billing, DRG coding and home health operations in various states. The Company is cooperating in these investigations and has met with Department of Justice attorneys responsible for conducting these investigations. The Company believes that it may be a target in these investigations.

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Ft. Myers, issued an indictment against three Columbia employees. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by Columbia in 1992. The Company has been served with subpoenas for various records and documents. The Company is cooperating in this investigation and has met with the Assistant U.S. Attorney responsible for conducting this investigation. The Company has been informed that it is a target in this investigation.

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's financial position and results of operations. However, the Company is unable to measure the effect or predict the magnitude that these investigations and related media coverage could have on the Company's future results of operations and financial position.

 Change in Management and Business Strategy

  On July 25, 1997, Columbia announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's Board of Directors, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Change in Management and Business Strategy (continued)

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps that it will take to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, discontinued sales of interests in hospitals to physicians and the unwinding of existing physician interests in hospitals, continued compliance program efforts, increased disclosures in Medicare cost reports, changes in laboratory billing procedures, increased reviews of Medicare coding and further guidelines on any transactions with physicians. These changes are currently being developed and implemented in consideration of laws, regulations and existing contractual agreements. Management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations.

  The Company is currently considering a Company wide internal operating reorganization. In addition, the Company is evaluating various restructuring alternatives which include asset divestitures to third parties, spin-offs of certain assets to the Company's shareholders and the reorganization of the Company's businesses into distinct operating units. Each of the restructuring alternatives may be subject to various legal and regulatory approvals. There can be no assurance, which, if any of these alternatives may be adopted or implemented.

 Revenue/Volume Trends

  In addition to the impact of the ongoing government investigations and related media coverage, the Company's revenues continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and an increasing proportion of revenue being derived from fixed payment sources, including Medicare, Medicaid and managed care plans (87.9% of admissions for the nine months ended September 30, 1997 and 85.7% in the same period last year relate to Medicare, Medicaid and managed care plan patients).

  Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts they will pay health care providers rather than paying standard prices. This leads to these purchasers of health care services becoming discounted payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical revenue growth trends. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

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

  The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's inpatient services primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. Medicare reimbursement for outpatient services is based primarily upon the provider's cost to treat the patient and certain government fee schedules and blended rates. The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than the actual inflation rate and the Company's increases to its standard charges. The Balanced Budget Act of 1997 (the "97 Budget Act"), enacted in August 1997, will have the effect of reducing reimbursements from the Medicare program as well as various states' Medicaid programs effective over various periods beginning October 1, 1997. Management believes the reduction in payments could be significant, but cannot at this time, predict the ultimate effect of such reductions on the Company's results of operations.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Year 2000 Computer Issues

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  Columbia has initiated a company-wide program to prepare its computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as external consulting and other expenses related to infrastructure and facility enhancements necessary to prepare the systems for the year 2000. The Company expects its year 2000 project to be completed during 1999 with a total estimated minimum cost of $60 million (these costs will be expensed as incurred). However, there can be no assurance that the systems of other companies, on which the Company's systems rely, will be converted on a timely basis or that any such failure to convert by another company (such as third party payors) would not have an adverse effect on the Company's systems.

 Quarters Ended September 30, 1997 and 1996

  Revenues increased 0.2% to $4,612 million in 1997 compared to $4,605 million in 1996, primarily as a result of growth in outpatient volumes. Inpatient admissions declined 0.2% from a year ago. On a same-hospital basis, revenues increased 0.7%, admissions increased 1.0% and equivalent admissions (adjusted to reflect outpatient activity) increased 2.6% from a year ago. The growth rates experienced this quarter are less than the rates experienced in prior quarters which management believes were due in part to the reactions of certain physicians and patients to the negative media coverage related to the ongoing government investigations, changes in patient mix (increase in managed care volumes as a percentage in total volumes), changes in management and increased competition. The increase in outpatient activity is primarily a result of increases in outpatient services (average daily outpatient visits increased 7.0 % in 1997). The consolidated revenue growth rate was less than the same hospital revenue growth rate due to a net decrease of consolidated hospitals since September 30, 1996. The decrease in consolidated hospitals was primarily due to contributions of facilities to joint ventures accounted for using the equity method.

  Income from continuing operations before income taxes declined 69.8% to $150 million in 1997 from $498 million in 1996 and pretax margins decreased to 3.3% in 1997 from 10.8% in 1996. The decrease in pretax income was attributable to a decline in revenue growth, as described above and declines in the margin. Several factors contributed to declines in the margin including increases as a percentage of revenues in every expense category except minority interest. The increases are attributable to both external and internal factors. The external factors relate primarily to the ongoing government investigations and related media coverage. The internal factors relate to the Company's inability to respond timely to adjust expenses in line with the decreases in volume trends associated with the investigation and other internal factors as described below.

  Salaries and benefits, as a percentage of revenues, increased to 41.1% in 1997 from 38.9% in 1996. This increase was due, in part, to declines in labor productivity (man hours per equivalent admission increased 2.5%) as the Company has been unable to make staffing level changes on a timely basis in response to the changing patient volume and patient mix trends.

  Supply costs increased as a percentage of revenues to 14.2% in 1997 from 14.1% in 1996.

  Other operating expenses, as a percentage of revenues, increased to 22.1% in 1997 from 20.4% in 1996. The increase was due, in part, to an increase in contract services as a percentage of revenues to 9.2% in 1997 from 8.0% in 1996 which resulted from payments to third parties on a fee basis for both new services and services previously performed by Company employees. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended September 30, 1997 and 1996 (continued)

  Provision for doubtful accounts, as a percentage of revenues, increased to 8.0% in 1997 from 6.8% in 1996 due to internal factors such as computer information system conversions (including patient accounting systems) at various facilities and external factors such as payor mix shifts from Medicare to managed care and payor remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payors due to the negative publicity surrounding the investigations which resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.4% in 1997 from 0.9% in 1996 primarily due to decreased profitability at certain facilities acquired through joint ventures during 1995 and 1996. As of September 30, 1997, there were 27 hospitals and five freestanding surgery centers compared to 18 hospitals and three freestanding surgery centers at September 30, 1996, which are being accounted for using the equity method.

  Depreciation and amortization increased as a percentage of revenues to 6.9% in 1997 from 6.5% in 1996, primarily due to the slowdown in revenue growth and increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense increased to $125 million or 2.7 % of revenues in 1997 compared to $119 million or 2.6% of revenues last year primarily as a result of an increase in the average outstanding debt during the third quarter of 1997 compared to last year. This was due, in part, to the additional debt incurred related to the share repurchase program. The interest expense associated with the increase in debt related to the Value Health Merger has been allocated to "Discontinued operations" and is therefore not included in interest expense from continuing operations.

  The Company incurred $64 million of costs during 1997 in connection with the investigations and changes in management and business strategy. These costs included $40 million in severance costs, $11 million in professional fees related to the investigations, $10 million related to certain cancelled projects and $3 million in other costs.

  Minority interests declined to $33 million in 1997 compared to $36 million in 1996 primarily due to decreased profitability in entities with minority ownerships as compared to last year. As a percentage of revenues, minority interests declined to 0.7% in 1997 compared to 0.8% in 1996.

  Income from continuing operations decreased 69.7% to $91 million ($.15 per share) during 1997 compared to $299 million ($.44 per share) in 1996.

  Income from discontinued operations totaled $6 million ($.01 per share) in 1997 compared to $12 million ($.02 per share) in 1996. The decline was primarily due to a decrease in the profitability of the home health care operations. Home health care operations is one of the focus areas of the government investigations. Management believes these operations have been negatively impacted in response to the investigations and the announced intention to divest the home health care business.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 1997 and 1996

  Revenues increased 3.4% to $14.4 billion in 1997 compared to $14.0 billion in 1996, primarily as a result of growth in inpatient and outpatient volumes. On a same-hospital basis, revenues increased 4.1%, admissions increased 2.0% and equivalent admissions (adjusted to reflect outpatient activity) increased 3.9% from a year ago. Management believes the growth rates experienced during 1997 were negatively impacted by the decline in revenue and volume growth in the third quarter ended September 30, 1997. The increase in outpatient activity is primarily a result of increases in outpatient services (average daily outpatient visits increased 8.8% in 1997). The consolidated revenue growth rate was less than the same hospital revenue growth rate because of a net decrease of consolidated hospitals since September 30, 1996. The decrease in consolidated hospitals was primarily due to contributions of facilities to joint ventures accounted for using the equity method.

  Income from continuing operations before income taxes decreased 12.5% to $1.6 billion in 1997 from $1.8 billion in 1996 and pretax margins decreased to 10.8% in 1997 from 12.7% in 1996. The decrease in pretax income was attributable to a decline in revenue growth described above and declines in the margin. Several factors contributed to declines in the margin including increases as a percentage of revenues in most expense categories. The increases are attributable to both external and internal factors. The external factors relate primarily to the ongoing government investigations and related media coverage. The internal factors relate to the Company's inability to respond timely to adjust expenses in line with decreases in volume trends associated with the investigation and other internal factors as described below.

  Salaries and benefits, as a percentage of revenues, increased slightly to
38.9 % in 1997 from 38.7% in 1996.

  Supply costs declined as a percentage of revenues to 13.9% in 1997 from 14.3% in 1996 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by Columbia). While the Company expects to continue to benefit from its volume purchasing power, there can be no assurance that such benefits will continue to be realized in the relative amounts realized to date.

  Other operating expenses, as a percentage of revenues, increased to 20.2% in 1997 from 19.6% in 1996. The increase was primarily due to an increase in contract services as a percentage of revenues to 8.5% in 1997 from 7.4% in 1996 which resulted from payments to third parties on a fee basis for both new services and services previously performed by Company employees. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

  Provision for doubtful accounts, as a percentage of revenues, increased to 6.8% in 1997 from 6.2% in 1996 due to internal factors such as computer information system conversions (including patient accounting systems) at various facilities and external factors such as payor mix shifts from Medicare to managed care and payor remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payors due to the negative publicity surrounding the investigations which resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy.

  Equity in earnings of affiliates, as a percentage of revenues, decreased slightly to 0.8% in 1997 from 0.9% in 1996.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Nine Months Ended September 30, 1997 and 1996 (continued)

  Depreciation and amortization increased as a percentage of revenues to 6.5% in 1997 from 6.0% in 1996, primarily due to the slowdown in revenue growth and increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense declined to $361 million or 2.5% of revenues in 1997 compared to $371 million or 2.7% of revenues last year primarily as a result of a decrease in the average outstanding debt during the nine months ended 1997 compared to the same period last year.

  The Company incurred $64 million of costs during 1997 in connection with the investigations and changes in management and business strategy.

  Minority interests increased to $125 million or 0.8% in 1997 compared to $102 million or 0.7% in 1996 primarily due to both increased profitability and minority ownership in equity of additional consolidated entities compared to last year.

  Income from continuing operations decreased 12.4% to $931 million ($1.39 per share) during 1997 compared to $1.1 billion ($1.57 per share) in 1996.

  Income from discontinued operations totaled $57 million ($.09 per share) in 1997 compared to $28 million ($.04 per share) in 1996. The increase was primarily due to an increase in home health care income resulting from acquisitions and start-up of new agencies. Management believes the increase in income was partially offset by the government investigations and related media coverage and the Company's announcement during the quarter ended September 30, 1997 of its intention to divest the home health care business.

 Liquidity

  Cash provided by operating activities totaled $1.6 billion for the nine months ended September 30, 1997 compared to $1.9 billion in the same period last year. The decrease in 1997 from 1996 is primarily due to decreases in accrued expenses, income taxes payable and net income.

  Cash used in investing activities in the first nine months of 1997 exceeded cash provided by operating activities by $1.1 billion and was funded by the issuance of long-term debt, commercial paper and bank borrowings. Included in investing activities for 1997 is the cash required to acquire Value Health, Inc. (approximately $1.2 billion). During 1996, cash flows from operating activities exceeded cash used in investing activities by $176 million. The excess funds generated from operations were used to pay down long-term debt and commercial paper borrowings.

  During the first nine months of 1997, the Company repurchased approximately
20.4 million shares of its common stock for a total cost of approximately $737 million and was funded by the issuance of long-term debt, commercial paper and bank borrowings.

  Working capital totaled $1.7 billion at September 30, 1997 and $1.4 billion at December 31, 1996. Management believes that cash flows from operations and amounts available under Columbia's revolving credit facilities and related commercial paper programs are sufficient to meet expected future liquidity needs.

  Investments of Columbia's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.5 billion and $1.3 billion at September 30, 1997 and December 31, 1996, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Liquidity (continued)

  The Company has entered into various agreements with joint venture partners whereby the partners have an option to sell or "put" their interest in the joint venture back to the Company within specified periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.1 billion at September 30, 1997. While the Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised through September 30, 1997), it is not expected that the majority of the puts would be exercised in any one period.

 Capital Resources

  Excluding acquisitions, capital expenditures totaled $1.1 billion for the nine months ended September 30, 1997, and 1996. Planned capital expenditures in 1997 are expected to approximate $1.5 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

  Columbia also expended $398 million and $638 million for acquisitions during the nine months ended September 30, 1997 and 1996, respectively. The decline in acquisitions can be partially attributed to increased regulatory review procedures in certain states that have extended the timing between the initiation and consummation of certain transactions. Also, as part of its new business strategy, the Company announced a slowdown in its current acquisition program. Columbia also made investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) of $29 million in the nine months ended September 30, 1997 compared to $37 million for the same period in 1996.

  Columbia expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, commercial paper, unused bank revolving credit facilities and equity. At September 30, 1997, there were projects under construction which had an estimated additional cost to complete and equip of approximately $ 1.1 billion.

  The Company's revolving credit agreements (the "Credit Facilities") are comprised of a $2.0 billion five-year revolving credit facility expiring February 2002 and a $3.0 billion 364-day revolving credit facility expiring June 1998. Borrowings under the 364-day revolving credit facility do not mature until one year subsequent to the end of the 364-day period. The Credit Facilities support Columbia's commercial paper programs. As of October 31, 1997, Columbia had approximately $850 million of credit available (net of outstanding commercial paper) under the Credit Facilities.

  Columbia's revolving credit agreements contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. Columbia was in compliance with all such covenants at September 30, 1997.

HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Columbia's markets. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions to be incurred as part of the 97 Budget Act as previously discussed). While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Columbia will not be adopted.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

VALUE HEALTH MERGER AND DISCONTINUED OPERATIONS

  On August 6, 1997, Columbia completed a merger transaction with Value Health. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the merger transaction.)

  As part of the Company's change in business strategy, Columbia implemented a plan to sell its home health care business and divest three of the four business units acquired through the Value Health Merger. As a result of the plan to divest these businesses, the Company's condensed consolidated financial statements and related notes have been adjusted and restated to reflect the results of operations and net assets of the home health care and Value Health businesses to be disposed of as discontinued operations.

OTHER INFORMATION

  Columbia is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $551 million as of September 30, 1997. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of Columbia.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                 OPERATING DATA

                                                               1997     1996
                                                              ------- ---------
CONSOLIDATED
Number of hospitals in operation at:
  March 31..................................................      314       320
  June 30...................................................      315       326
  September 30..............................................      314       325
  December 31...............................................                319
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      143       127
  June 30...................................................      145       130
  September 30..............................................      143       130
  December 31...............................................                132
Licensed hospital beds at:
  March 31..................................................   60,993    62,197
  June 30...................................................   61,275    63,217
  September 30..............................................   61,071    63,063
  December 31...............................................             61,931
Weighted average licensed beds (a):
 Quarter:
  First.....................................................   61,222    62,330
  Second....................................................   61,203    62,937
  Third.....................................................   60,981    63,179
  Fourth....................................................             62,385
 Year.......................................................             62,708
Average daily census (b):
 Quarter:
  First.....................................................   28,401    28,428
  Second....................................................   25,921    26,193
  Third.....................................................   24,343    25,111
  Fourth....................................................             26,437
 Year.......................................................             26,538
Admissions:
 Quarter:
  First.....................................................  497,200   490,800
  Second....................................................  477,200   463,100
  Third.....................................................  461,700   462,400
  Fourth....................................................            479,100
 Year.......................................................          1,895,400
Average length of stay (days) (c):
 Quarter:
  First.....................................................      5.1       5.3
  Second....................................................      4.9       5.1
  Third.....................................................      4.9       5.0
  Fourth....................................................                5.1
 Year.......................................................                5.1

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                          OPERATING DATA (CONTINUED)

                            1997  1996
                            ----- -----
NON-CONSOLIDATED(D)
Number of hospitals in op-
 eration at:
  March 31................     27    17
  June 30.................     27    17
  September 30............     27    18
  December 31.............           22
Number of freestanding
 outpatient surgical cen-
 ters in operation at:
  March 31................      5     3
  June 30.................      5     3
  September 30............      5     3
  December 31.............            4
Licensed hospital beds at:
  March 31................  6,537 4,393
  June 30.................  6,641 4,393
  September 30............  6,455 4,768
  December 31.............        5,451

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

                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

 Shareholder Derivative and Class Action Complaints filed in the U.S. District Court

  Beginning in April 1997, several shareholder class action complaints and derivative complaints were filed by certain purported current and former shareholders of the Company against the Company and certain of its current and former directors and officers in the United States District Court for the Middle District of Tennessee. The allegations and requested relief are generally described in the Company's prior Form 10-Q. On October 9, 1997, Judge Higgins of the United States District Court for the Middle District of Tennessee ordered that (i) all the shareholder class action claims before the U.S. District Court for the Middle District of Tennessee be consolidated under the caption Sidney Morse, et al. v. R. Clayton McWhorter, et al. (Civil Action No. 3-97-0370) (Higgins, J.) and (ii) all the derivative claims before the United States District Court for the Middle District of Tennessee be consolidated under the caption McCall, et al. v. Richard L. Scott, et al. (Civil Action No. 3-97-0038) (Higgins, J.).

  The Company intends to pursue the defense of these actions vigorously.

 Shareholder Derivative Actions filed in State Courts

  As previously reported in the Company's prior Form 10-Q, two purported derivative actions entitled Evelyn Barron, et al. v. Magdalena Averhoff, et al. (Civil Action No. 15822NC) and John Kovalchick v. Magdalena Averhoff, et al. (Civil Action No. 15829NC) were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. On approximately August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida v. Magdalena Averhoff, et al. (No. 97-2729) was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers.

  The Company intends to pursue the defense of these actions vigorously.

 Patient/Payor Actions

  In addition, several purported class action lawsuits were filed by patients and/or payors against the Company and/or certain of its current and former officers and directors alleging, in general, improper and fraudulent billing, coding and physician referrals as well as other violations of law.

  The Company intends to pursue the defense of these actions vigorously.

 Qui Tam Action

  As previously reported in the Company's Form 10-K, a qui tam action entitled United States, ex rel. James M. Thompson v. Columbia/HCA Healthcare Corporation, et al. (No. 96-40868) had been dismissed by the District Court. On October 23, 1997, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal in part, vacated it in part and remanded for further proceedings issues that will require the District Court to further consider certain elements of the Complaint.

 Other

  On November 7, 1997, a purported class action entitled Landgraff, et al. v. Columbia/HCA Healthcare Corporation of America and the Columbia/HCA Retirement Plan Committee (No. 97-CV-3381) was filed in the U.S. District Court for the Northern District of Georgia by purported former employees of the Company on behalf of members of the Company's Stock Bonus Plan (the "Plan"). In general, it is alleged that the defendants breached their fiduciary duties in administering the Plan.

  The Company intends to pursue the defense of this action vigorously.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) List of Exhibits:

  Exhibit 10(a)--Separation Agreement--Richard L. Scott.*
  Exhibit 10(b)--Separation Agreement--David T. Vandewater.*
  Exhibit 10(c)--Agreement and Amendment to the 364-day Agreement and
              Amendment dated as of June 17, 1997.*
  Exhibit 10(d)--First Amendment to the Five-Year Agreement and Amendment
              dated as of June 17, 1997.*
  Exhibit 11--Statement re Computation of Earnings Per Share.
  Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed Charges.
  Exhibit 27--Financial Data Schedule*
--------
 *Included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system

  (b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

  On July 24, 1997, Columbia filed a report of Form 8-K related to government investigations and the issuance of search warrants at various Columbia affiliated locations.

  On July 25, 1997, Columbia filed a report of Form 8-K related to the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's board, was named Chairman and Chief Executive Officer. A copy of the press release issued by Columbia was attached to the filing.

  On August 8, 1997, Columbia filed a report on Form 8-K related to the completion of the acquisition of Value Health, Inc. and the announced planned changes in the Company's business approach. Copies of both press releases issued by Columbia were attached to the filing.

  On September 3, 1997, Columbia filed a report on Form 8-K related to the redemption of the all outstanding preferred stock purchase rights and the declaration of a quarterly dividend. A copy of the letter to Stockholders was attached to the filing.

  On September 12, 1997, Columbia filed a report on Form 8-K related to the announcement of weaker than expected financial results for the third quarter ended September 30, 1997. A copy of the press release issued by Columbia was attached to the filing.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

                                                /s/ Kenneth C. Donahey
                                          -------------------------------------
                                                    KENNETH C. DONAHEY
Date: November 13, 1997                   SENIOR VICE PRESIDENT AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)