Form 10-K
period 1997-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1998-03-31
CIK 860730

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

                  For the Fiscal Year Ended December 31, 1997

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 16, 1998, there were outstanding 621,527,226 shares of the Reg-istrant's Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of March 16, 1998 the aggregate market value of the Common Stock held by non-affiliates was approximately $17,188,414,000. For purposes of the foregoing calculation only, the Registrant's directors, executive offi-cers, and The Columbia/HCA Healthcare Corporation Stock Bonus Plan, The Columbia/HCA Healthcare Corporation Salary Deferral Plan and the San Leandro Retirement and Savings Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                PAGE
                                                              REFERENCE
                                                              ---------
                                 PART I
 Item 1.  Business..........................................       1
 Item 2.  Properties........................................      20
 Item 3.  Legal Proceedings.................................      21
          Submission of Matters to a Vote of Security
 Item 4.  Holders...........................................      27
                                PART II
 Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................      28
 Item 6.  Selected Financial Data...........................      29
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      31
 Item 8.  Financial Statements and Supplementary Data.......      45
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............      45
                                PART III
          Directors and Executive Officers of the
 Item 10. Registrant........................................      45
 Item 11. Executive Compensation............................      45
          Security Ownership of Certain Beneficial Owners
 Item 12. and Management....................................      45
 Item 13. Certain Relationships and Related Transactions....      45
                                PART IV
                 Exhibits, Financial Statement Schedules and
 Item 14. Reports on Form 8-K...............................      46

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Columbia/HCA Healthcare Corporation is one of the leading providers of health care services in the United States. At December 31, 1997, the Company operated 318 general, acute care hospitals and 18 psychiatric hospitals. In addition, as part of its comprehensive health care networks, the Company operated 145 outpatient surgery centers and provided extensive outpatient and ancillary services, including home health (the Company plans to divest its home health business, see NOTE 7 of the notes to consolidated financial statements). The facilities "operated" by the Company included 27 hospitals and five surgery centers which were operated through 50/50 joint ventures that were managed by the Company, but which were not consolidated for financial reporting purposes. The term the "Company" as used herein refers to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context.

  The Company's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals as well as at freestanding facilities operated by the Company including outpatient surgery and diagnostic centers, rehabilitation facilities, home health care agencies and other facilities. In addition, the Company operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings.

  In August 1997, the Company acquired Value Health, Inc. ("Value Health") in a transaction accounted for as a purchase (the "Value Health Merger"). The Company plans to divest three of the four primary Value Health business units (see NOTE 7 of the notes to consolidated financial statements.) During April 1995, the Company acquired Healthtrust, Inc.--The Hospital Company ("Healthtrust") in a merger transaction accounted for as a pooling of interests (the "Healthtrust Merger"). Healthtrust began operations through the acquisition of a group of hospitals and related assets from Hospital Corporation of America (the predecessor to HCA) in September 1987. During May 1994, Healthtrust acquired EPIC Holdings, Inc. ("EPIC") in a transaction accounted for as a purchase. During September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase. During February 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") in a merger transaction accounted for as a pooling of interests. Effective September 1993, the Company acquired Galen Health Care, Inc. ("Galen") in a merger transaction accounted for as a pooling of interests. Galen began operations as an independent publicly held corporation upon the distribution of all of its common stock by its then 100% owner, Humana Inc., in March 1993.

  The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 344-9551.

CHALLENGES AND REORGANIZATION OF THE COMPANY

  The Company encountered significant challenges and changes during 1997. The Company is currently the subject of several federal investigations into its business practices, as well as governmental investigations by numerous states. The Company is also named in various legal proceedings. In addition, the Company experienced changes in numerous management positions. The new management team developed and initiated significant changes in business strategy for the Company during 1997. These factors, along with the unfavorable media coverage related to the investigations, may have contributed to a slowdown in the Company's revenue growth and a decline in results of operations. Management is unable to predict if, or when, the Company can return to its historical revenue growth rates, historical operating margins or historical net income growth rates.

  The Company is facing significant legal challenges. The Company is the subject of various federal and state investigations, qui tam actions, stockholder derivative and class action complaints filed in federal court, stockholder derivative actions filed in state courts, patient/payer actions and general liability claims. See Item 3--"Legal Proceedings."

  Management believes the ongoing investigations, litigation and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations and litigation, the initiation of additional investigations or litigation, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

   During 1997, the Company experienced a significant change in management and changes in its business strategy. On July 25, 1997, the Company announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's Board of Directors, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps that are being implemented to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, the unwinding of physician interests in hospitals, significant expansion of compliance programs, increased disclosures in Medicare cost reports, changes in laboratory billing procedures, increased reviews of Medicare coding and further guidelines on any transactions with physicians. These changes have been developed and are being implemented with consideration to laws, regulations and existing contractual agreements. Management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations.

  On November 17, 1997, the Company announced that its Board of Directors had approved an internal operating reorganization plan. Effective January 1, 1998, the Company was organized into five principal groups--Eastern, Western, Atlantic, Pacific and America.

  The Board of Directors also authorized the evaluation of various restructuring alternatives which could include divestitures of certain assets to third parties and spin-offs of certain other assets to the Company's stockholders. As part of these alternatives, the Company is considering restructuring into a smaller, more focused company located in strategic markets. No restructuring plan has been approved by the Board of Directors and there can be no assurances that a plan will ultimately be approved or implemented. Any spin-off or other restructuring alternative would require Board of Directors approval as well as legal, regulatory and governmental approvals.

BUSINESS STRATEGY

  The Company's strategy is to be a comprehensive provider of quality health care services in select markets. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to local physicians and patients. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company achieves greater visibility and is better able to attract and serve physicians and patients. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

  The Company generally seeks to operate each of its facilities as part of a network with other health care facilities that it owns or operates within the same region. In instances where acquisitions of additional facilities in the area are not possible or practical, the Company may seek joint ventures or partnership arrangements with other local facilities.

HEALTH CARE FACILITIES

  The Company currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabilitation centers and home health care agencies and programs. The Company plans to divest its home health business and significant portions of Value Health, Inc. as a component of the change in business strategy and restructuring program. See Note 7 of the notes to consolidated financial statements.

  The Company currently operates 318 general, acute care hospitals with 65,184 licensed beds. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices conform to established standards. When the Company acquires a hospital, it establishes quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

  Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

  The Company currently operates 18 psychiatric hospitals with 1,914 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tailored to child psychiatric, adolescent psychiatric, adult psychiatric, adolescent alcohol or drug abuse and adult alcohol or drug abuse patients. The hospitals use the "treatment team" concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis intervention, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical therapy. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

  Other outpatient or related health care services operated by the Company include ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers and skilled nursing services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive health care network in each of its target markets.

  In addition to providing capital resources, the Company makes available a variety of management services to its health care facilities, most significantly: ethics and compliance programs; national supply and equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information systems; legal; personnel management and internal audit.

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

  The Company receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers as well as directly from patients. The approximate percentages of patient revenues from continuing operations of the Company's facilities from such sources during the periods specified below were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
   Medicare......................................       34%        35%        36%
   Medicaid......................................        6          6          6
   Other sources.................................       60         59         58
                                                  --------   --------   --------
   Total.........................................      100%       100%       100%
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

  To attract additional volume, most of the Company's hospitals offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit the Company's ability to increase charges in response to increasing costs. See "Competition." Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers.

 Medicare

  Under the Medicare program the Company receives reimbursement under a prospective payment system ("PPS") for the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost based system, subject to certain cost limits. The Balanced Budget Act of 1997 ("BBA-97") mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, hospital outpatient services beginning
January 1, 1999, home health services for Medicare cost reporting periods beginning after September 30, 1999, and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after September 30, 2000. Prior to the commencement of the prospective payment systems, payment constraints will be applied to home health services and inpatient rehabilitation, psychiatric and long-term hospital services for Medicare cost reporting periods beginning on or after October 1, 1997.

  Under PPS, fixed payment amounts per inpatient discharge were established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify patients' treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each individual hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. When treatments for certain patients fall well outside the normal distribution (defined as "outliers"), providers are afforded additional payments. Under PPS, hospitals may retain payments in excess of costs but must absorb costs in excess of such payments; therefore, hospitals are encouraged to operate more efficiently.

  DRG rates are updated and recalibrated annually and have been affected by several recent federal enactments. The index used by HCFA to adjust the DRG rates gives consideration to the inflation experienced by hospitals in purchasing goods and services ("market basket"). However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The market basket is adjusted each federal fiscal year ("FY"), which begins on October 1. The market basket for FY 1995 was 3.6%, FY 1996 was 3.5%, FY 1997 was 2.5% and for FY 1998 will be 2.7%.

  The Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") set the updates to the DRG rates for FY 1995 as market basket minus 2.5%; FY 1996 as market basket minus 2%; and FY 1997 as market basket minus 0.5%. The BBA-97 establishes the DRG updates as follows: FY 1998 0%; FY 1999 as market basket minus 1.9%; FY 2000 as market basket minus 1.8%; FY 2001 and 2002 as market basket minus 1.1%; and FY 2003 and after as market basket.

  The BBA-97 establishes a prospective payment system for all hospital outpatient services based upon hospital costs (with the exception of physical, occupational and speech therapies) for services provided after December 31, 1998. These therapy services will be reimbursed based upon a separate fee schedule. The hospital outpatient payments for 1998 are required to be set at the same amount as would have been paid under the present system which is the lesser of 94.2% of reasonable costs, charges, or a blend of fees and costs for approved ambulatory surgery procedures, diagnostic radiology procedures, and other diagnostic procedures. The BBA-97 also made a change in the formula for determining the amount of the fees in the aforementioned blend that effectively reduces payment amounts.

  Subsequent to September 30, 1991 and through FY 1992, capital related pay-ments for inpatient hospital services were made at the rate of 90% of reason-able capital costs. The PPS capital costs reimbursement applies an estimated national average of FY 1989 Medicare capital costs per patient discharge up-dated to FY 1992 by the estimated increase in Medicare capital costs per dis-charge (the "Federal Rate"). Capital PPS is applicable to cost reports begin-ning on or after October 1, 1991. Under capital PPS reimbursement, a 10 year transition period has been established. A hospital is paid under one of the following two different payment methodologies during this transition period:
(i) hospitals with a hospital-specific rate (the rate established for a hospi-tal based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate, whichever results in a higher payment. A hospital is generally paid under one methodology throughout the entire transition, although a hospital can transi-tion to the full Federal Rate if it exceeds the hold-harmless payment rate. After the transition period, all hospitals will be paid the Federal Rate.

  The impact of PPS capital reimbursement in the first two years was not material to Medicare capital reimbursement. The hospital-specific rates for FY 1994 decreased 2.16%. The established Federal Rate for FY 1994 was reduced by 9.33% to $378 per patient discharge and for FY 1995 was reduced by 0.4% to $377 per patient discharge. The hospital-specific rate for FY 1996 increased 21.1% and decreased by 4.32% for FY 1997. The Federal Rate for FY 1996 increased 22.5% to $462 and decreased to $439 for FY 1997 per patient discharge. These changes were primarily the result of the expiration of a budget neutrality provision of The Omnibus Budget Reconciliation Act of 1990 that limited payments to 90% of payments estimated to have been made on a reasonable cost basis during the fiscal year. Legislation passed by Congress and vetoed by the President would have resulted in a reduction of capital payment rates for FY 1996. The BBA-97 reduces the hospital-specific rate for FY 1998 by 14.4% and the Federal Rate for FY 1998 decreases to $371 per patient discharge.

  Home health visits are paid based upon reasonable costs, subject to aggregated cost per visit limits. For Medicare cost reporting periods beginning after September 30, 1997, these limits are reduced by the amount of the update for Medicare cost reporting periods beginning after June 30, 1994 and before July 1, 1996 and are further reduced by calculating the limits to equal 105% of the median costs of freestanding home health agencies rather than 112% of such median costs as was the case before October 1, 1997. Further, aggregate payments are limited to an agency-specific per-beneficiary cost from the 12 month Medicare cost reporting period ending after September 30, 1993 and before October 1, 1994, updated for inflation. The per beneficiary limit will be a blend of 75% of 98% of the agency-specific amount and 25% of 98% of a standardized regional average.

  Payments to PPS-exempt hospitals and units, (i.e., inpatient psychiatric, rehabilitation and long-term hospital services), are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index. For FY 1995, 1996 and 1997, the market basket was 4.7%, 4.4%, and 3.5% respectively. The update for each year was market basket minus 1%. The BBA-97 reduces the FY 1998 update to 0%. Capital payments, which have been 100% of reasonable cost will be reduced by 15% for FY 1998 through 2002. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units, i.e., psychiatric, rehabilitation and long-term hospitals. These caps are $10,547, $19,250, and $37,688 per discharge, respectively, for FY 1998. In addition the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For FY 1998 these amounts are $8,517, $16,738, and $18,947 per discharge for psychiatric, rehabilitation and long-term hospital services, respectively.

  Prospective payments for skilled nursing facilities ("SNFs") will be based upon per diems, which will be phased in over a four-year period starting with cost reporting periods beginning after June 30, 1998. In the first year, payments will be based on 75% of facility-specific rates and 25% federal rate; year two will be 50% facility-specific rates and 50% federal rate; year three will be 25% facility-specific rates and 75% federal rate; and year four 100% federal rate. The facility-specific and federal rates will be updated annually. For 1999, the facility-specific rate will be updated by the SNF market basket minus 1% and thereafter by the SNF market basket. For 1999 through 2002 the federal rate will be updated by the SNF market basket minus 1%.

  The BBA-97 reduced Medicare payment for enrollees' bad debts resulting from non-payment of deductibles and coinsurance by 25% in FY 1998, 40% in FY 1999 and 45% in FY 2000 and after.

  The BBA-97 also mandates a change in payment for certain hospital discharges to post acute care providers. Beginning October 1, 1998, the Secretary of Health and Human Services is required to identify 10 high-volume DRGs that utilize a disproportionate amount of post discharge services to SNFs, PPS-exempt hospitals and units, and home health agencies. Payments to a hospital for these 10 DRGs, if the patient is discharged to one of the aforementioned post acute services, will be a per-diem not to exceed the DRG payment (the so-called transfer payment rate).

  The changes in Medicare payments as a result of the BBA-97 may have a material effect on the Company's results of operation.

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

 Annual Cost Reports

  Review of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing government investigations. It is too early to predict the outcome of these investigations, but if the Company were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

  The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from such audits and that final resolution of the contested issues will not have a material adverse effect upon the Company's results of operations or financial position.

 Managed Care

  Pressures to control the cost of health care have resulted in increases to the percentage of admissions and net revenues attributable to managed care payers. The percentage of the Company's admissions attributable to managed care payers increased from 31.9% in 1996 to 35.2% in 1997 and the percentage of the Company's net revenue from continuing operations attributable to managed care payers increased from 25.2% in 1996 to 28.4% in 1997. The Company expects that the trend of increasing percentages related to managed care payers will continue in the future. The Company generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers.

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

  Commercial insurers are continuing efforts to limit the costs of hospital services by adopting prospective payment or DRG based payment systems for more inpatient and outpatient services. To the extent such efforts are successful and reduce the insurers' reimbursements to hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the operating results of the Company's hospitals.

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

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                           1997(g)    1996(g)    1995(g)     1994       1993
                          ---------  ---------  ---------  ---------  ---------
Number of hospitals (a).        309        319        319        311        274
Weighted average
 licensed beds (b)......     61,096     62,708     61,617     57,517     53,247
Admissions (c)..........  1,915,100  1,895,400  1,774,800  1,565,500  1,451,000
Average length of stay
 (days) (d).............        5.0        5.1        5.3        5.6        5.8
Average daily census
 (e)....................     26,006     26,583     25,917     23,841     22,973
Occupancy rate (f)......         43%        42%        42%        41%        43%

--------
(a) End of period.
(b) Represents the average number of licensed beds weighted based on periods owned. Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(d) Represents the average number of days admitted patients stay in the Company's hospitals.
(e) Represents the average number of patients in the Company's hospital beds each day.
(f) Represents the percentage of hospital licensed beds occupied by patients.
(g) Excludes 27 facilities in 1997, 22 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

  Hospitals have experienced significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of hospital payment changes by Medicare, insurance carriers, managed care programs and self-insured employers. These changes generally encouraged the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Another factor affecting hospital utilization levels is improved treatment protocols as a result of medical technology and pharmacological advances.

COMPETITION

  Generally, other hospitals in the local markets served by most of the Company's hospitals provide services that are offered by the Company's hospitals. Additionally, in the past several years, the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which the Company operates has increased significantly. As a result, most of the Company's hospitals operate in an increasingly competitive environment. The rates charged by the Company's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than the Company's hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by tax-exempt entities which may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to the Company's hospitals. In addition, in certain localities served by the Company, there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at most of the Company's hospitals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, the Company's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

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

  The Company, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payers. As both private and government payers reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the United States health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

  The hospital industry and the Company's hospitals continue to have significant unused capacity and substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, the Company expands many of its facilities to include outpatient centers, offers discounts to private payer groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

REGULATION AND OTHER FACTORS

 Licensure, Certification and Accreditation

  Health care facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws. Substantially all of the Company's general, acute care hospitals are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Certain of the Company's psychiatric hospitals do not participate in these programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services.

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

  In Florida, a budget review process and limitations on net revenue increases per admission have been in effect with respect to the Company's hospitals since January 1, 1986. The increase in hospital net revenues per admission is limited to an annually-determined percentage increase in costs that Florida hospitals pay for goods and services plus a statutory 2%, plus additional amounts which recognize the effect of patient days related to Medicare, Medicaid and uncompensated charity care. This law limits the ability of Florida hospitals to increase rates to maintain operating margins. The Company operated 52 hospitals aggregating 12,105 beds in Florida as of December 31, 1997.

  In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condition.

 Utilization Review

  Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services ("HHS") that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

  In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the fraud and abuse statutes, the OIG has from time to time issued "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the fraud and abuse law. In May 1992, the OIG issued a special fraud alert regarding hospital incentives to physicians. The alert identified the following incentive arrangements as potential violations of the statute: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services,
(d) free training for a physician's office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician and (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered. In this fraud alert the OIG encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

  In addition, on July 29, 1991, the OIG issued final regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

  Section 1877 of the Social Security Act (commonly known as "Stark I") prohibits referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship. OBRA-93 included certain amendments to Section 1877 (such amendments commonly known as "Stark II") which substantially broadened the scope of prohibited physician self-referrals to include referrals by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include not only the clinical laboratory services which were the only such services covered by Stark I, but also, among other things, physical and occupational therapy services, radiology services, durable medical equipment, home health, and inpatient and outpatient hospital services. Sanctions for violating Stark I or II include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. Stark II contains certain exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. Stark II became effective January 1, 1995 and proposed regulations implementing the new provisions were published on January 9, 1998. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations promulgated thereunder will have on the Company.

  Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to Stark II, but with broader effect, since the legislation applies regardless of the source of payment for care. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement.

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

  HIPAA was followed by BBA-97 which was enacted by Congress on August 5, 1997. BBA-97 contains a significant number of new fraud and abuse provisions. Civil monetary penalties ("CMP") may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute) as well as contracting with an individual or entity that the provider knows or should know is excluded from a federal health care program. BBA-97 provides for a CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity. In addition, BBA-97 also has important discharge planning and reimbursement provisions as well as surety bond requirements for home health agencies.

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

  The Company is currently the subject of government investigations into the Company's business practices in several states. See Item 3--"Legal Proceedings."

  Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Antifraud Amendments, Section 1877, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations, whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

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

 Conversion Legislation

  Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit the Company's ability to grow through acquisitions of not-for-profit hospitals.

 Revenue Ruling 98-15

  During March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (that require the Company to purchase the partner's interest in the joint venture) by certain existing joint venture partners.



                                     15(a)

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

INSURANCE

  As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, the Company insures a substantial portion of its general and professional liability risks. The Company's health care facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. The Company also maintains general and professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

  The Company and its insurance subsidiary maintain allowances for loss for professional and general liability risks which totalled $1.3 billion at December 31, 1997. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to earnings of the Company. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for professional and general liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for general and professional liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

  At December 31, 1997, the Company had approximately 295,000 employees, including approximately 65,000 part-time employees. Employees at 14 hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel. References herein to "employees" refer to employees of affiliates of the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 16, 1998, were as follows:

            NAME             AGE                  POSITION(S)
            ----             ---                  -----------
                                 Chairman of the Board and Chief Executive
 Thomas F. Frist, Jr., M.D..  59 Officer
 Jack O. Bovender, Jr.......  52 President and Chief Operating Officer
 David G. Anderson..........  50 Vice President--Finance and Treasurer
 Richard M. Bracken.........  45 President--Western Group
 Victor L. Campbell.........  51 Senior Vice President
 Kenneth C. Donahey.........  47 Senior Vice President and Controller
 W. Leon Drennan............  42 President--Physician Services
 Rosalyn S. Elton...........  36 Vice President--Financial Planning
 James A. Fitzgerald, Jr....  43 Vice President--Operations Support
 James M. Fleetwood, Jr.....  50 President--America Group
 V. Carl George.............  54 Vice President--Development
 Jay F. Grinney.............  47 President--Eastern Group
 Neil D. Hemphill...........  44 Senior Vice President--Human Resources
                                 Senior Vice President--Quality and Medical
 Frank M. Houser, M.D.......  57 Director
 Daniel J. Moen.............  46 President--Columbia Sponsored Networks
 A. Bruce Moore, Jr.........  38 Vice President--Operations Administration
                                 Senior Vice President--Columbia Sponsored
 Richard A. Schweinhart.....  48 Networks
 James D. Shelton...........  44 President--Pacific Group
 Joseph N. Steakley.........  43 Vice President--Audit and Consulting Services
 Robert A. Waterman.........  44 Senior Vice President and General Counsel
 David R. White.............  50 President--Atlantic Group
 Noel Brown Williams........  43 Senior Vice President and Chief Information
                                 Officer
 Alan R. Yuspeh.............  48 Senior Vice President--Ethics, Compliance and
                                 Corporate Responsibility

  Thomas F. Frist, Jr., M.D. has served as Chairman of the Board and Chief Executive Officer since July 1997. Previously, he served as Vice Chairman of the Board of the Company since April 1995. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA-Hospital Corporation of America ("HCA") from 1988 to February 1994. Dr. Frist was previously Chairman and Chief Executive Officer of Hospital Corporation of America from August 1985 until September 1987.

  Jack O. Bovender, Jr. has served as President and Chief Operating Officer of the Company since August 1997. From April 1994 to August 1997, he was retired after serving as Chief Operating Officer of HCA from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA.

  David G. Anderson has served as Vice President--Finance of the Company since September 1993 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President Finance and Treasurer of Humana Inc.

  Richard M. Bracken has served as President--Western Group of the Company since August 1997. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. From July 1993 to December 1994, he served as President of Nashville Healthcare Network, Inc. From December 1981 to June 1993, he served in various hospital Chief Executive Officer and Administrator positions with HCA.

  Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate, and Government Relations. Mr. Campbell joined HCA in 1972. Mr. Campbell is currently a director of the Federation of American Health Systems and the American Hospital Association.

  Kenneth C. Donahey has served as Senior Vice President and Controller of the Company since April 1995. Prior to that time, Mr. Donahey served as Senior Vice President and Controller of Healthtrust from April 1993 to April 1995. Mr. Donahey served as Vice President and Controller of Healthtrust from 1987 to 1993.

  W. Leon Drennan has served as President--Physician Services for the Company since January 1998. Mr. Drennan served as Senior Vice President--Internal Audit of the Company from February 1995 to December 1997. From February 1994 to January 1995, Mr. Drennan served as Vice President--Internal Audit of the Company. Mr. Drennan served as Vice President--Internal Audit for HCA from 1987 until 1994.

   Rosalyn S. Elton has served as Vice President--Financial Planning of the Company since August 1993. From October 1990 to August 1993, Ms. Elton served as Vice President--Financial Planning and Treasury.

  James A. Fitzgerald, Jr. has served as Vice President--Operations Support of the Company since 1994. From 1993 to 1994, he served as the Assistant Vice President of Operations Support. From July 1981 to 1993, Mr. Fitzgerald served as Director of Internal Audit for HCA.

  James M. Fleetwood, Jr. has served as President--America Group of the Company since January 1, 1998. Mr. Fleetwood served as President--Florida Group of the Company from May 1996 to January 1998. Mr. Fleetwood served as President of the Company's North Florida Division from April 1995 to May 1996. From August 1992 to April 1995, Mr. Fleetwood was a Regional Vice President of Healthtrust. Mr. Fleetwood served as the Administrator and Chief Executive Officer of Plantation General Hospital in Plantation, Florida from July 1989 to August 1992.

  V. Carl George has served as Vice President --Development of the Company since April 1995. From August 1987 to April 1995, Mr. George served as Director of Development for Healthtrust.

  Jay F. Grinney has served as President--Eastern Group of the Company since May 1996. From October 1993 to May 1996, Mr. Grinney served as President of the Greater Houston Division of the Company. From November 1992 to October 1993, Mr. Grinney served as Chief Operating Officer of the Houston Region of the Company. From June 1990 to November 1992, Mr. Grinney served as President and Chief Executive Officer of Rosewood Medical Center in Houston, Texas.

  Neil D. Hemphill has served as Senior Vice President--Human Resources of the Company since February 1994. Mr. Hemphill served as Vice President--Human Resources of the Company from June 1992 to February 1994. Mr. Hemphill was a Director of Human Resources of Republic Health Corporation from January 1985 to June 1992.

  Frank M. Houser, M.D. has served as Senior Vice President --Quality and Medical Director of the Company since November 1997. Dr. Houser served as President--Physician Management Services of the Company from May 1996 to November 1997. Dr. Houser served as President of the Georgia Division of the Company from December 1994 to May 1996. From May 1993 to December 1994, Dr. Houser served as the Medical Director of External Operations at The Emory Clinic, Inc. in Atlanta, Georgia. Dr. Houser served as State Public Health Director, Georgia Department of Human Resources, from July 1991 to May 1993.

  Daniel J. Moen has served as President--Columbia Sponsored Networks since March 1996, and served as President of the Company's Florida Group from February 1994 until March 1996. Mr. Moen was President of the Company's South Florida Division from October 1991 until February 1994.

  A. Bruce Moore, Jr. has served as Vice President--Operations Administration of the Company since September 1997. From October 1996 to September 1997
Mr. Moore served as Vice President--Benefits of the Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996. From February 1994 to March 1995, Mr. Moore served as Director-- Compensation of the Company. Mr. Moore also served as Director--Compensation for HCA from November 1987 until February 1994.

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

  James D. Shelton has served as President--Pacific Group since January 1, 1998. Mr. Shelton served as President--Central Group of the Company from June 1994 until January 1998. From May 1993 to June 1994, Mr. Shelton was employed by National Medical Enterprises, Inc. ("NME") (presently called Tenet Healthcare Corporation) as Executive Vice President of the Central Division. Mr. Shelton served as Senior Vice President of Operations for NME from August 1986 until May 1993.

  Joseph N. Steakley has served as Vice President--Audit and Consulting Services since November 1997. From December 1975 until October 1997, Mr. Steakley worked for Ernst & Young LLP where he served as a partner from October 1989.

  Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was also Chair of the firm's healthcare group during 1997. Prior to September 1993, Mr. Waterman was a partner in the law firm of McCutchen, Doyle, Brown & Enersen.

  David R. White has served as President--Atlantic Group since January 1, 1998. Mr. White joined the Company in March 1994 and served as President-- Mid-America Group of the Company since June 1995. Before this period, he served as Executive Vice President and Chief Operating Officer with Community Health Systems, Inc. for eight years.

  Noel Brown Williams has served as Senior Vice President and Chief Information Officer of the Company since October 1997. From October 1996 to September 1997, Ms. Williams served as Chief Information Officer for American Services Group/Prison Health Services, Inc. From September 1995 to September 1996, Ms. Williams worked as an independent consultant. From June 1993 to June 1995, Ms. Williams served as Vice President, Information Services for Columbia/HCA Information Services. From February 1979 to June 1993, she held various positions with HCA Information Services.

  Alan R. Yuspeh has served as Senior Vice President--Ethics, Compliance and Corporate Responsibility of the Company since October 1997. From September 1991 until October 1997, Mr. Yuspeh was a partner with the law firm of Howrey & Simon. As a part of his law practice, Mr. Yuspeh served from 1987 to 1997 as Coordinator of the Defense Industry Initiative on Business Ethics and Conduct.

ITEM 2. PROPERTIES.

   The following table lists, by state, the number of hospitals owned, managed or operated by the Company as of December 31, 1997:

                                                                        LICENSED
      STATE                                                   HOSPITALS   BEDS
      -----                                                   --------- --------
      Alabama................................................      9      1,303
      Alaska.................................................      1        254
      Arizona................................................      5        789
      Arkansas...............................................      4        909
      California.............................................     16      3,006
      Colorado...............................................      9      2,226
      Florida................................................     52     12,105
      Georgia................................................     19      3,193
      Idaho..................................................      2        462
      Illinois...............................................      8      2,584
      Indiana................................................      2        460
      Kansas.................................................      5      1,707
      Kentucky...............................................     13      2,505
      Louisiana..............................................     20      3,093
      Massachusetts..........................................      2        501
      Mississippi............................................      2        284
      Missouri...............................................      3        767
      Nevada.................................................      2        808
      New Hampshire..........................................      2        295
      New Mexico.............................................      2        381
      North Carolina.........................................      7        996
      Ohio...................................................      4      1,617
      Oklahoma...............................................      8      1,532
      Oregon.................................................      2        198
      South Carolina.........................................      5        932
      Tennessee..............................................     29      4,271
      Texas..................................................     66     13,150
      Utah...................................................      7        951
      Virginia...............................................     15      3,534
      Washington.............................................      1        119
      West Virginia..........................................      7      1,284
      Wyoming................................................      1         70
      INTERNATIONAL
      -------------
      Spain..................................................      1        110
      Switzerland............................................      1        185
      United Kingdom.........................................      4        517
                                                                 ---     ------
                                                                 336     67,098
                                                                 ===     ======

  In addition to the hospitals listed in the above table, the Company operates 145 outpatient surgery centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are pri-marily occupied by physicians who practice at the Company's hospitals.

  The Company owns and maintains its headquarters in approximately 580,000 square feet of space in five office buildings in Nashville, Tennessee.

  The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS.

  FEDERAL AND STATE INVESTIGATIONS

  In March 1997, various facilities of the Company's El Paso, Texas operations were searched by federal authorities pursuant to search warrants, and the government removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized. The Company believes it may be a target in this investigation.

  In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing, diagnosis related group ("DRG") coding and home health operations in various states. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships.

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents.

  The Company is cooperating in these investigations and understands it is a target in these investigations.

  In addition, several hospital facilities affiliated with the Company have received individual governmental inquiries, both informal and formal, requesting information related to reimbursement from government programs.

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See NOTE 15 of the notes to consolidated financial statements.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  QUI TAM ACTIONS

  Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The government has declined to intervene in any qui tam actions filed to date.

  The matter of United States of America, ex rel. Scott Pogue v. American Healthcorp, Inc., et al. (Civil Action No. 3-94-0515) was filed under seal on June 23, 1994, in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the Complaint unsealed. The relator contends that sums paid to Medical Directors by the Diabetes Treatment Centers of America and those who served as Medical Directors at a hospital or facility affiliated with the Company, were, in fact, unlawful payments for the referrals of their patients.

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation, et al, was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). The relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals; (ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing free or reduced rate rents for office space; (vi) providing free or reduced-rate vacations and trips; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The lawsuit is premised on alleged violations of the False Claims Act, 31 U.S.C. (S)3729 et seq. The complaint seeks damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, a civil penalty of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. Although expressly permitted to do so, the United States has thus far declined to intervene in the case and assume prosecution of the claims asserted by the relator. The defendants filed a Motion to Dismiss the Second Amended Complaint on November 29, 1995, which was granted by the Court on July 22, 1996. On August 20, 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit and, on October 23, 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the Trial Court's rulings.

  On or around December 21, 1995, a matter entitled United States of America, ex rel. Roy Meidinger v. Lee Memorial Health Systems, Case No. 95-423-FTM-99D, was filed in the United States District Court for the Middle District Court of Florida, Fort Myers Division. In this matter, the plaintiff filed under seal, a False Claims Act case against approximately 2,500 health care providers and insurance companies, including Columbia Southwest Regional Medical Center. On December 16, 1996, the United States declined to intervene. In June 1997, the District Court entered an order directing plaintiff to serve the defendants. In late November and early December 1997, each of the six defendants moved to dismiss the Complaint. On January 20, 1998, plaintiff filed his opposition to the defendant's motion to dismiss. The Court has not yet ruled on the defendant's motions.

  The matter of United States of American, ex rel. Sandra Russell; and Sandra Russell in her own right v. EPIC Healthcare Management Group, and Hearthstone Home Health, Inc. d/b/a Continue Care Health Services, No. H-95-00151, was filed in the United States District Court for the Southern District of Texas, Houston Division, in January, 1995. This matter was filed under seal. The Complaint alleges that the relator was required to submit claims, records and/or statements for Medicare reimbursement which were false. The government declined to intervene in May 1996, and the defendant moved to dismiss in May 1997. No ruling has been made on the motion to dismiss.

  The Company intends to pursue the defense of the Qui Tam actions vigorously.

  SHAREHOLDER DERIVATIVE AND CLASS ACTION COMPLAINTS FILED IN THE U.S. DISTRICT COURTS

  Since April 8, 1997, numerous securities class action and derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against the Company and a number of its current and former directors, officers and employees.

  On August 26, 1997, the Court entered an order consolidating all of the securities class action claims into a single-captioned case, Morse v. McWhorter, Case No. 3-97-0370. All of the other individual securities class action lawsuits were administratively closed by the Court. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company's common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit is brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D., T. Michael Long, and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating the Company's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling, and violating various Medicare laws. The lawsuit seeks compensatory damages, costs, and expenses. Plaintiffs filed their Motion for Class Certification on February 11, 1998. The defendants' motions to dismiss and motion for oral argument have been referred to the Magistrate Judge for consideration.

  On August 26, 1997, the Court entered an order consolidating all of the derivative law claims into a single-captioned case, McCall v. Scott, No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the Court. The consolidated McCall lawsuit is brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting, or failing to prevent the Company from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices, and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by engaging in insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits, (ii) terminating all improper business relationships with individual defendants, and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of Material Violations.

  The matter of Landgraff v. Columbia/HCA Healthcare Corporation was filed on November 7, 1997, in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381. The suit seeks certification of a class of all participants in the Columbia/HCA Stock Bonus Plan, alleging violations of ERISA. The suit alleges the Company breached its fiduciary duty to plan participants, fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud and illegal kickbacks for physician referrals. On January 9, 1998, the parties stipulated to transfer venue of the case to the United States District Court for the Middle District of Tennessee. Defendants filed a Motion to Dismiss on March 6, 1998.

  The Company intends to pursue the defense of these Shareholder Derivative and Class Action Complaints vigorously.

  SHAREHOLDER DERIVATIVE ACTIONS FILED IN STATE COURTS

  Several derivative actions have been filed in State Court by certain purported stockholders of the Company against certain of the Company's current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that the Company did not engage in illegal practices thereby exposing the Company to significant damages. The Company intends to pursue the defense of these shareholder derivative actions vigorously.

  Two purported derivative actions entitled Evelyn Barron, et al. v. Magdalena Averhoff, et al. (Civil Action No. 15822NC) and John Kovalchick v. Magdalena Averhoff, et al. (Civil Action No. 15829NC) have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. On approximately August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida v. Magdalena Averhoff, et al. (No. 97-2729) was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers.

  The matter of Louisiana State Employees Retirement System v. Averhoff, et al and Columbia/HCA Healthcare Corporation, another derivative action, was filed on March 20, 1998, in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division, Case No. 98-6050 CA04. The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges breach of fiduciary duties resulting in damage to the Company's good will, business reputation and the ability to consummate future mergers and acquisitions.

  PATIENT/PAYER ACTIONS

  The Company has from time to time received several purported class action lawsuits which have been filed by patients or payers against the Company and/or certain of its current and former officers and directors alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law.

  The matter of Boysen v. Columbia/HCA Healthcare Corporation was filed September 8, 1997, in the United States District Court for the Middle District of Tennessee, Nashville Division, (Civil Action No. 3-97-0936). The lawsuit, which seeks certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of
(i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. The lawsuit seeks equitable relief in the form of an accounting, as well as damages, attorneys' fees and costs of suit. The Company filed its Answer on November 17, 1997. Plaintiff has filed a Motion for Class Certification, and the Company's opposition to this motion was filed in March 1998.

  The matter of Brown v. Columbia/HCA Healthcare Corporation was filed on November 28, 1995, in the Circuit Court of Palm Beach County, Florida, Case No. 95-9102 AD. This suit alleges that the hospital has charged excessive amounts for pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks certification of a nationwide class, and damages for patients who have paid bills containing allegedly excessive amounts for the allegedly unreasonable portion of the charges and attorneys' fees. The Company filed a Motion to Dismiss on December 18, 1995, and an Amended Motion to Dismiss on January 3, 1996. Plaintiff amended the Complaint and the Company filed an Answer and defenses on June 19, 1996. On October 15, 1997, Harald Jackson moved to intervene in the lawsuit. The Court denied Jackson's Motion on December 19, 1997. No class has been certified. Discovery is ongoing.

  On October 27, 1997, Colville v. Columbia/Palm Drive Hospital was filed in the Sonoma County Superior Court, California, Case No. 217646. The suit seeks certification of a class comprised of uninsured patients treated at the Company's hospitals and entities in California who have been treated and charged different fees than any other patient. The suit alleges that the Company fraudulently overcharged the plaintiffs and that it unlawfully charges uninsured patients at a higher rate for the same services, compared to patients with insurance or Medicare. On March 6, 1998, the Company filed a Demurrer Motion and Motion to Quash. A hearing is set for May 13, 1998.

  Doe v. HCA Health Services of Tennessee, Inc. dba Donelson Hospital fka Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee. This suit claims the Company's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice within the meaning of the Tennessee Consumer Protection Act, and a breach of the duty of good faith and fair dealing under Tennessee statute and common law. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. Defendant filed a Motion for Summary Judgment relying upon the favorable decision of another Nashville Circuit Judge in a factually similar case. In March 1997, the Court denied the Motion for Summary Judgment and has ordered the parties into mediation.

  The matter of Douglas v. Columbia/HCA Healthcare Corporation is a class action filed on March 5, 1998, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 02942. This suit alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. This matter was served on March 18, 1998 and no answer has been filed at this time.

  Ferguson v. Columbia/HCA Healthcare Corporation was filed on September 16, 1997, in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all those who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. Plaintiff filed a Motion for Class Certification on September 16, 1997. On December 15, 1997, the Company filed a Motion for Summary Judgment. On January 28, 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative.

  The matter of Hoop v. Columbia/HCA Healthcare Corporation was filed on August 18, 1997, in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a class in Texas comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The lawsuit alleges the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit alleges the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer on November 7, 1997.

  The matter of Jackson v. Columbia/HCA Healthcare Corporation was filed on December 23, 1997, in the Circuit Court, Palm Beach County, Florida, Civil Action No. 97-011419. The suit seeks certification of a national class of persons or entities that have paid for medical services, alleging the Company systematically and unlawfully inflated prices, concealed its practice of inflating prices and engaged in and concealed a uniform practice of overbilling.

  The matter of Johnson v. Plantation General Hospital was filed on August 5, 1991, in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Div. 2. The suit alleges the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class, a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges, damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges and attorneys' fees. On September 18, 1995, the trial court certified the class and the Fourth District Court of Appeal affirmed. On October 22, 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion on November 19, 1997. Count I is still pending. Trial has been set for June 29, 1998.

  The matter of Operating Engineers Local No. 312 Health & Welfare Fund v. Columbia/HCA Healthcare Corporation was filed on October 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The suit alleges four counts of violations of RICO. The alleged RICO violations are based on allegations that the Company has employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. On October 22, 1997, the Company filed a Motion to Transfer Venue and to Dismiss the Lawsuit on Jurisdiction and Venue Grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss has not yet been ruled upon.

  The Company denies the aforementioned allegations and intends to pursue the defense of these actions vigorously.

  While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed may be substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a materially adverse impact on the Company's liquidity, financial position and results of operations. See NOTE 15 of the notes to consolidated financial statements.

  The Company believes the ongoing investigations, qui tam, shareholder cases, class action overcharging cases and related media coverage are having a negative effect on the Company's financial position and results of operations. However, the Company is unable to measure the effect or predict the magnitude that these matters and the related media coverage could have on the Company's future results of operations and financial position.

  GENERAL LIABILITY CLAIMS

  The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  A class action styled Mary Forsyth, et al v. Humana, Inc., et al, Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada (the "Forsyth" case). Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas. In 1993, the United States District Court granted summary judgment dismissing most of plaintiff's claims but granted plaintiffs judgment on one claim that the client assesses as having a maximum exposure of under $4 million, plus attorney's fees. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, on May 23, 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages, with exposure assessed at under $12 million. Plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. Humana has petitioned the Supreme Court for a Writ of Certiorari on the RICO claims, which is pending. The antitrust claims have been remanded to the United States District Court in Nevada. Trial of these claims is stayed pending a decision on the Petition for Writ of Certiorari. Humana has filed a Motion for Summary Judgment on all remaining antitrust claims raising issues that were not reached by the District Court. The court vacated the February trial date and set oral argument for January 30, 1998. The Court has ordered that a status report be filed on March 23, 1998.

  On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation, was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the Company breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payors in connection with the rendition of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract, and breach of contract. The lawsuit seeks compensatory and punitive damages, attorney's fees and costs of the suit. The Company believes that the allegations in the Complaint are without merit and intends to pursue the defense of this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                                                                    HIGH   LOW
                                                                   ------ ------
   1997:
     First Quarter................................................ $44.88 $31.25
     Second Quarter...............................................  40.00  30.38
     Third Quarter................................................  40.44  26.63
     Fourth Quarter...............................................  32.13  25.75
   1996:
     First Quarter................................................ $39.08 $33.42
     Second Quarter...............................................  38.17  32.92
     Third Quarter................................................  39.25  31.67
     Fourth Quarter...............................................  41.88  34.50

  At the close of business on March 23, 1998, there were approximately 18,700 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                       1997      1996      1995      1994      1993
                                                                     --------  --------  --------  --------  --------
SUMMARY OF OPERATIONS:
Revenues...........................................................  $ 18,819  $ 18,786  $ 17,132  $ 14,543  $ 12,678
Salaries and benefits..............................................     7,631     7,205     6,779     5,963     5,202
Supplies...........................................................     2,722     2,655     2,536     2,144     2,015
Other operating expenses...........................................     4,263     3,689     3,203     2,661     2,286
Provision for doubtful accounts....................................     1,420     1,196       994       853       699
Depreciation and amortization......................................     1,238     1,143       976       804       689
Interest expense...................................................       493       488       458       387       415
Equity in earnings of affiliates...................................       (68)     (173)      (28)       (8)       (9)
Restructuring of operations and investigation related costs........       140        --        --        --        --
Impairment of long-lived assets....................................       442        --        --        --        --
Merger, facility consolidation and other costs.....................        --        --       387       159       151
                                                                     --------  --------  --------  --------  --------
                                                                       18,281    16,203    15,305    12,963    11,448
                                                                     --------  --------  --------  --------  --------
Income from continuing operations before minority interests and
 income taxes......................................................       538     2,583     1,827     1,580     1,230
Minority interests in earnings of consolidated entities............       150       141       113        40        18
                                                                     --------  --------  --------  --------  --------
Income from continuing operations before income taxes..............       388     2,442     1,714     1,540     1,212
Provision for income taxes.........................................       206       981       689       611       492
                                                                     --------  --------  --------  --------  --------
Income from continuing operations..................................       182     1,461     1,025       929       720
Discontinued operations:
 Income from operations of discontinued businesses, net of income
  taxes............................................................        12        44        39        --        16
 Estimated loss on disposal of discontinued businesses, net of
  income tax benefit...............................................      (443)       --        --        --        --
Extraordinary charges on extinguishments of debt, net of income tax
 benefits..........................................................        --        --      (103)     (115)      (97)
Cumulative effect of accounting change, net of income tax benefit..       (56)       --        --        --        --
                                                                     --------  --------  --------  --------  --------
   Net income (loss)...............................................  $   (305) $  1,505  $    961  $    814  $    639
                                                                     ========  ========  ========  ========  ========
Basic earnings (loss) per share:
 Income from continuing operations.................................  $    .28  $   2.17  $   1.54  $   1.46  $   1.18
 Discontinued operations:
  Income from operations of discontinued businesses................       .02       .07       .06        --       .03
  Estimated loss on disposal of discontinued businesses............      (.67)       --        --        --        --
 Extraordinary charges on extinguishments of debt..................        --        --      (.16)     (.18)     (.16)
 Cumulative effect of accounting change............................      (.09)       --        --        --        --
                                                                     --------  --------  --------  --------  --------
   Net income (loss)...............................................  $   (.46) $   2.24  $   1.44  $   1.28  $   1.05
                                                                     ========  ========  ========  ========  ========
Shares used in computing basic earnings per share (in thousands)...   657,931   670,774   665,407   634,837   608,345
Diluted earnings (loss) per share:
 Income from continuing operations.................................  $    .27  $   2.15  $   1.52  $   1.44  $   1.16
 Discontinued operations:
  Income from operations of discontinued businesses................       .02       .07       .06        --       .03
  Estimated loss on disposal of discontinued businesses............      (.67)       --        --        --        --
 Extraordinary charges on extinguishments of debt..................        --        --      (.15)     (.18)     (.16)
 Cumulative effect of accounting change............................      (.08)       --        --        --        --
                                                                     --------  --------  --------  --------  --------
   Net income (loss)...............................................  $   (.46) $   2.22  $   1.43  $   1.26  $   1.03
                                                                     ========  ========  ========  ========  ========
Shares used in computing diluted earnings per share (in thousands).   663,090   677,886   673,071   643,943   619,554
Cash dividends per common share....................................  $    .07  $    .08  $    .08  $    .08  $    .04
Redemption of preferred stock purchase rights......................  $    .01        --        --        --        --

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
            AS OF AND FOR THE YEARS ENDED DECEMBER 31--(CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                           1997       1996       1995       1994       1993
                         ---------  ---------  ---------  ---------  ---------
FINANCIAL POSITION:
Assets.................. $  22,002  $  21,116  $  19,805  $  16,278  $  12,685
Working capital.........     1,650      1,389      1,409      1,092        835
Net assets of
 discontinued
 operations.............       841        212        142         --         --
Long-term debt,
 including amounts due
 within one year........     9,408      6,982      7,380      5,672      4,682
Minority interests in
 equity of consolidated
 entities...............       836        836        722        278         67
Stockholders' equity....     7,250      8,609      7,129      6,090      4,158
CASH FLOW DATA:
Cash provided by
 continuing operating
 activities............. $   1,483  $   2,589  $   2,264  $   1,747  $   1,585
Cash used in investing
 activities.............    (2,746)    (2,219)    (3,610)    (1,946)      (967)
Cash provided by (used
 in) financing
 activities.............     1,260       (489)     1,510        (81)      (684)
OPERATING DATA:
Number of hospitals at
 end of period..........       309        319        319        311        274
Number of licensed beds
 at end of period (a)...    60,643     61,931     61,347     59,595     53,245
Weighted average
 licensed beds (b)......    61,096     62,708     61,617     57,517     53,247
Average daily census
 (c)....................    26,006     26,538     25,917     23,841     22,973
Occupancy (d)...........        43%        42%        42%        41%        43%
Admissions (e).......... 1,915,100  1,895,400  1,774,800  1,565,500  1,451,000
Average length of stay
 (days) (f).............       5.0        5.1        5.3        5.6        5.8

--------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Weighted average licensed beds represents the average number of licensed beds weighted based on periods owned.
(c) Represents the average number of patients in hospital beds each day.
(d) Represents the percentage of hospital licensed beds occupied by patients.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(f) Represents the average number of days admitted patients stay in the Company's hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      COLUMBIA/HCA HEALTHCARE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data and the accompanying consolidated financial statements set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA Healthcare Corporation (the "Company") which should be read in conjunction with the following discussion and analysis.

INVESTIGATIONS AND CHANGES IN MANAGEMENT AND BUSINESS STRATEGY

  The Company encountered significant challenges and changes during 1997. The Company is currently the subject of several federal investigations into its business practices, as well as governmental investigations by numerous states. In addition, the Company is named in various legal proceedings. The Company also experienced changes in numerous management positions. The new management team has developed and initiated significant changes in business strategy for the Company during 1997. These factors, along with the unfavorable media coverage related to the investigations, may have contributed to a slowdown in the Company's revenue growth and

                                     30(a)

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INVESTIGATIONS AND CHANGES IN MANAGEMENT AND BUSINESS STRATEGY (CONTINUED)

a decline in results of operations. Management is unable to predict if, or when, the Company can return to its historical revenue growth rates, historical operating margins or historical net income growth rates.

 Investigations

  In March 1997, various facilities of the Company's El Paso, Texas operations were searched by federal authorities pursuant to search warrants and the government removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized. The Company believes it may be a target in this investigation.

  In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing, diagnosis related group ("DRG") coding and home health operations in various states. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships.

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents.

  The Company is cooperating in these investigations and understands it is a target in these investigations.

  Management believes the ongoing investigations, litigation and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations and litigation, the initiation of additional investigations or litigation if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See NOTE 15 of the notes to consolidated financial statements.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

 Changes in Management and Business Strategy

   During 1997, the Company experienced a significant change in management and changed its business strategy. On July 25, 1997, the Company announced the resignations of Richard L. Scott,

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INVESTIGATIONS AND CHANGES IN MANAGEMENT AND BUSINESS STRATEGY (CONTINUED)

Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's Board of Directors, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps that are being implemented to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, unwinding of physician interests in hospitals, significant expansion of compliance programs, increased disclosures in Medicare cost reports, changes in laboratory billing procedures, increased reviews of Medicare coding and further guidelines on any transactions with physicians. These changes have been developed and are being implemented with consideration to laws, regulations and existing contractual agreements. Management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations.

  On November 17, 1997, the Company announced that its Board of Directors had approved an internal operating reorganization plan. Effective January 1, 1998, the Company was organized into five principal groups--Eastern, Western, Atlantic, Pacific and America.

  The Board of Directors also authorized the evaluation of various restructuring alternatives which could include divestitures of certain assets to third parties and spin-offs of certain other assets to the Company's stockholders. As part of these alternatives, the Company is considering restructuring into a smaller, more focused company located in strategic markets. No restructuring plan has been approved by the Board and there can be no assurances that a plan will ultimately be approved or implemented. Any spin-off or other restructuring alternative would require Board of Directors approval as well as various legal, regulatory and governmental approvals.

BUSINESS STRATEGY

  The Company's strategy is to be a comprehensive provider of quality health care services in select markets. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to local physicians and patients. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company achieves greater visibility and is better able to attract and serve physicians and patients. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

  The Company generally seeks to operate each of its facilities as part of a network with other health care facilities that it owns or operates within the same region. In instances where acquisitions of additional facilities in the area are not possible or practical, the Company may seek joint ventures or partnership arrangements with other local facilities.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

 Background Information

  Value Health Merger

  On August 6, 1997, the Company completed a merger transaction with Value Health, Inc. ("Value Health") (the "Value Health Merger"). Value Health is a provider of specialty managed care benefit programs. The Value Health Merger has been accounted for by the purchase method and accordingly, the results of operations of Value Health have been included with those of the Company for periods subsequent to the acquisition date (see NOTE 8 of the notes to consolidated financial statements.)

  Discontinued Operations

  As part of the Company's change in business strategy, the Company implemented a plan to sell its home health care business and divest three of the four business units acquired through the Value Health Merger. As a result of the plan to divest these businesses, the Company's consolidated financial statements and related notes have been adjusted and restated to reflect the results of operations and net assets of the home health care and Value Health businesses to be disposed of as discontinued operations (see NOTE 7 of the notes to consolidated financial statements.)

  Healthtrust Merger

  In April 1995, the Company completed a merger transaction with Healthtrust, Inc.-The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). For accounting purposes, the Healthtrust Merger was treated as a pooling of interests. Accordingly, the accompanying consolidated financial statements and selected financial and operating data included in this discussion and analysis include the operations of Healthtrust for all periods presented.

 Revenue/Volume Trends

  In addition to the impact of the ongoing government investigations and related media coverage, the Company's revenues continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and an increasing proportion of revenue being derived from fixed payment sources, including Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients during 1997, 1996 and 1995 were 88%, 86% and 82%, respectively, of total admissions.

  Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. These purchasers then become discounted payers, similar to HMOs and PPOs, in virtually all markets and make it increasingly difficult for providers to maintain their historical revenue growth trends. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

  The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Revenue/Volume Trends (Continued)

procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Outpatient revenues grew to 37% of net patient revenues in 1997 from 36% in 1996 and 35% in 1995.

  The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of the state Medicaid programs. The Medicare program currently reimburses the Company under a prospective payment system ("PPS") for routine and ancillary operating costs of most Medicare inpatient services. PPS reimburses the Company primarily based on established rates that are dependent on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. Some inpatient services and most outpatient services are currently exempt from PPS and are reimbursed on a cost based system in which reimbursement is based primarily upon the provider's cost to treat the patient and certain government fee schedules and blended rates, subject to certain cost limits. Under the Balanced Budget Act of 1997 (the "BBA-97"), reimbursement for some inpatient and outpatient services previously reimbursed on a cost based system is being converted to the PPS method, effective over various periods, beginning June 30, 1998. Services being converted to the PPS method include skilled nursing facility services, hospital outpatient services, home health services and inpatient rehabilitation hospital services. Prior to the commencement to the PPS method, payment constraints will be applied to home health services and inpatient rehabilitation, psychiatric and long-term hospital services for Medicare cost reporting periods beginning on or after October 1, 1997.

  The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than the actual inflation rate and the Company's increases to its standard charges. BBA-97 reduces reimbursements from the various states' Medicaid programs in addition to the Medicare program. Management believes the reduction in payments could be significant, but cannot at this time, predict the ultimate effect on the Company's future results of operations.

  Reductions in Medicare reimbursement, increasing percentages of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present an ongoing challenge to the Company. To achieve and maintain a reasonable operating margin in the future periods, the Company must increase patient volumes while controlling the costs of providing services. Management believes that the proper response to this challenge includes the delivery of a broad range of quality health care services to patients through comprehensive health care networks with operating decisions being made by the local management teams and local physicians.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  The following is a summary of results from continuing operations for the years ended December 31, 1997, 1996 and 1995 (dollars in millions, except per share amounts):

                                     1997            1996            1995
                                 --------------  --------------  --------------
                                 AMOUNT   RATIO  AMOUNT   RATIO  AMOUNT   RATIO
                                 -------  -----  -------  -----  -------  -----
Revenues.......................  $18,819  100.0  $18,786  100.0  $17,132  100.0
Salaries and benefits..........    7,631   40.6    7,205   38.4    6,779   39.6
Supplies.......................    2,722   14.5    2,655   14.1    2,536   14.8
Other operating expenses.......    4,263   22.6    3,689   19.6    3,203   18.7
Provision for doubtful
 accounts......................    1,420    7.5    1,196    6.4      994    5.8
Depreciation and amortization..    1,238    6.6    1,143    6.1      976    5.6
Interest expense...............      493    2.6      488    2.6      458    2.7
Equity in earnings of
 affiliates....................      (68)  (0.4)    (173)  (0.9)     (28)  (0.2)
Restructuring of operations and
 investigation related costs...      140    0.7       --     --       --     --
Impairment of long-lived
 assets........................      442    2.4       --     --       --     --
Merger and facility
 consolidation costs...........       --     --       --     --      387    2.3
                                 -------  -----  -------  -----  -------  -----
                                  18,281   97.1   16,203   86.3   15,305   89.3
                                 -------  -----  -------  -----  -------  -----
Income from continuing
 operations before minority
 interests and income taxes....      538    2.9    2,583   13.7    1,827   10.7
Minority interests in earnings
 of consolidated entities......      150    0.8      141    0.7      113    0.7
                                 -------  -----  -------  -----  -------  -----
Income from continuing
 operations before income
 taxes.........................      388    2.1    2,442   13.0    1,714   10.0
Provision for income taxes.....      206    1.1      981    5.2      689    4.0
                                 -------  -----  -------  -----  -------  -----
Income from continuing
 operations....................  $   182    1.0  $ 1,461    7.8  $ 1,025    6.0
                                 =======  =====  =======  =====  =======  =====
Basic earnings per share from
 continuing operations.........  $   .28         $  2.17         $  1.54
Diluted earnings per share from
 continuing operations.........  $   .27         $  2.15         $  1.52
% changes from prior year:
 Revenues......................      0.2%            9.7%           17.8%
 Income from continuing
  operations before income
  taxes........................    (84.1)           42.4            11.3
 Income from continuing
  operations...................    (87.5)           42.5            10.4
 Basic earnings per share from
  continuing operations........    (87.1)           40.9             5.5
 Diluted earnings per share
  from continuing operations...    (87.4)           41.4             5.6
 Admissions (a)................      1.0             6.8            13.4
 Equivalent admissions (b).....      2.7             8.8            18.0
 Revenues per equivalent
  admission....................     (2.4)            0.8            (0.1)
Same--facility % changes from
 prior year (c):
 Revenues......................      1.1             6.6            10.2
 Admissions (a)................      1.7             3.8             4.6
 Equivalent admissions (b).....      3.5             5.8             8.6
 Revenues per equivalent
  admission....................     (2.3)            0.7             1.5

--------
(a) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(b) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) "Same-facility" information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Years Ended December 31, 1997 and 1996

  Income from continuing operations before income taxes declined 84.1% to $388 million in 1997 from $2.4 billion in 1996 and pretax margins decreased to 2.1% in 1997 from 13.0% in 1996. The decrease in pretax income was primarily attributable to the impairment charges on long-lived assets, restructuring and investigation related costs, a decline in revenue growth rates and decreases in the operating margin. Excluding the asset impairment charges and restructuring and investigation related costs, income from continuing operations before income taxes declined 60.3% to $970 million in 1997 from $2.4 billion in 1996 and pretax margins decreased to 5.2% in 1997 from 13.0% in 1996. The operating results declines, excluding the significant non-recurring charges, were attributable to declines in revenue growth rates and increases in operating expenses as a percent of revenues.

  Revenues increased 0.2% to $18.82 billion in 1997 compared to $18.79 billion in 1996. Inpatient admissions increased 1.0% from a year ago. On a same-facility basis, revenues increased 1.1%, admissions increased 1.7% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 3.5% from a year ago. The increase in outpatient activity is primarily a result of the continuing trend of certain services, previously being provided in an inpatient setting, being converted to an outpatient setting (average daily outpatient visits increased 7.1% in 1997 compared to 1996).

  The volume growth rates experienced in 1997 were less than the rates experienced in prior years, which management believes was due, in part, to the reactions of certain physicians and patients to the negative media coverage related to the ongoing governmental investigations and increased competition.

  The revenue growth rate in 1997 was less than rates experienced in prior years which management believes was attributable to several factors, including, divestitures of facilities (there were 10 fewer consolidated facilities at the end of 1997 compared to 1996), delays experienced in obtaining Medicare cost report settlements (cost report settlements resulted in favorable revenue adjustments of $43 million in 1997 compared to $242 million in 1996) and decreases in Medicare rates of reimbursement mandated by BBA-97 which became effective October 1, 1997 (lowered 1997 revenues by approximately $50 million). Also contributing to the decline were continued increases in discounts from the growing number of managed care payers which required management to increase estimates for discounts from managed care payers. During 1997, managed care as a percent of total admissions increased to 35% compared to 32% during 1996. Net revenues per equivalent admission declined 2.4% to $6,486 in 1997 from $6,648 in 1996.

  Operating expenses increased as a percentage of revenues in every expense category. The increases, as described below, were primarily attributable to the Company's inability during the third and fourth quarters of 1997 to adjust expenses on a timely basis in line with the decreases experienced in volume trends. Management attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company contributed to the Company's inability to implement changes to reduce operating expenses in response to the volume and revenue growth rate declines.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Years Ended December 31, 1997 and 1996 (Continued)

  Salaries and benefits, as a percentage of revenues, increased to 40.6% in 1997 from 38.4% in 1996. The primary reason for the increase was the decline in revenues per equivalent admission. In addition, the Company was unable to adjust staffing on a timely basis corresponding with the declining equivalent admission growth rate.

  Supply costs increased as a percentage of revenues to 14.5% in 1997 from 14.1% in 1996 due to a decline in net revenue per equivalent admission while the cost of supplies per equivalent admission remained relatively unchanged.

  Other operating expenses, as a percentage of revenues, increased to 22.6% in 1997 from 19.6% in 1996. The increase was due, in part, to an increase in contract services as a percentage of revenues to 8.9% in 1997 from 7.6% in 1996, which resulted from payments to third parties on a fee basis for both new services and services previously performed by Company employees. Included in other operating expenses in 1997 are costs associated with start-up activities which were previously capitalized and subsequently amortized. The Company changed its policy on accounting for start-up costs effective January 1, 1997, which resulted in approximately $106 million being recorded as other operating expenses for 1997, compared to such costs being capitalized and the related expense recorded as amortization expense during 1996. (See NOTE 11 of the notes to consolidated financial statements.) Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

  Provision for doubtful accounts, as a percentage of revenues, increased to 7.5% in 1997 from 6.4% in 1996 due to internal factors such as computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect these delays will have on the ultimate amounts collected.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.4% in 1997 from 0.9% in 1996 primarily due to decreased profitability at certain facilities acquired through joint ventures during 1995 and 1996. Offsetting the decreased profitability were increases in the number of facilities accounted for using the equity method of accounting. As of December 31, 1997, there were 27 hospitals and five freestanding surgery centers compared to 22 hospitals and four freestanding surgery centers at December 31, 1996.

  Depreciation and amortization increased as a percentage of revenues to 6.6% in 1997 from 6.1% in 1996, primarily due to the slowdown in revenue growth and increased capital

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Years Ended December 31, 1997 and 1996 (Continued)

expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospitals acquisitions. Included in the overall increase in depreciation and amortization was a decrease in amortization during 1997 related to the Company's new policy of expensing start-up costs through operating expenses rather than capitalizing and expensing through amortization.

  Interest expense increased to $493 million in 1997 compared to $488 million last year primarily as a result of an increase in the average outstanding debt during 1997 compared to last year. This was due, in part, to the additional debt incurred in 1997 related to the Company's $1.0 billion common stock repurchase program. The interest expense associated with the increase in debt incurred related to the Value Health Merger has been allocated to "Discontinued operations" and is therefore not included in interest expense from continuing operations.

  During 1997, the Company recorded $442 million of asset impairment charges. The charges primarily relate to hospital and surgery center facilities to be sold or closed ($402 million) and physician practices where projected future cash flows were less than the carrying value of the related assets ($40 million). See NOTE 6 of the notes to consolidated financial statements.

  The Company incurred $140 million of costs during 1997 in connection with the investigations and changes in management and business strategy. These costs included $61 million in severance costs, $44 million in professional fees related to the investigations, $20 million related to certain cancelled projects and $15 million in other costs.

  Minority interests increased slightly as a percentage of revenues to 0.8% in 1997 from 0.7% in 1996.

  Income from continuing operations decreased 87.5% to $182 million ($.27 per diluted share) during 1997 compared to $1.5 billion ($2.15 per diluted share) in 1996. Excluding the asset write-downs, restructuring and investigation related costs, income from continuing operations declined 61.3% to $565 million ($.85 per diluted share) in 1997 from $1.5 billion ($2.15 per diluted share) in 1996.

 Years Ended December 31, 1996 and 1995

  Income from continuing operations before income taxes increased 42.4% to $2.4 billion in 1996 from $1.7 billion in 1995 and pretax margins increased to 13.0% in 1996 from 10.0% in 1995. Excluding the effects of merger and facility consolidation costs charged in 1995, income from continuing operations before income taxes increased 16.1% to $2.4 billion from $2.1 billion in 1995 and pretax margins increased to 13.0% in 1996 from 12.3% in 1995. The increase in pretax income was attributable to growth in revenues and improvements in the margin.

  Revenues increased 9.7% to $18.8 billion in 1996 compared to $17.1 billion in 1995. Revenues from facilities acquired during 1996 (including 14 hospitals) and increased revenues from facilities acquired during 1995 (including 29 hospitals) totaled $1.5 billion. The revenue increases from acquisitions were partially offset by $800 million in revenues related to facilities sold and facilities contributed to joint ventures which are accounted for under the equity method.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Years Ended December 31, 1996 and 1995 (Continued)

  On a same-facility basis, revenues increased 6.6%, admissions increased 3.8% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 5.8% from a year ago. The increase in outpatient activity is primarily a result of continued increases in outpatient services.

  Salaries and benefits as a percentage of revenues declined to 38.4% in 1996 from 39.6% in 1995. This was due, in part, to improvements in labor productivity (man hours per equivalent admission declined 7.1%) resulting from the sharing of "best demonstrated processes" among certain Company facilities. The outsourcing of certain services (services outsourced at various facilities, included, among others, laboratory, rehabilitation, dietary and linen services) also contributed to the improvement in this area while shifting some salaries and benefits cost to other operating expenses.

  Supply costs declined as a percentage of revenues to 14.1% in 1996 from 14.8% in 1995 due to enhanced levels of participation in the Company's standard purchasing contracts for medical supplies (which provide for progressive discounts based upon the volume of purchases made by the Company).

  The improvement in pretax margin was partially offset by increases in other operating expenses and the provision for doubtful accounts.

  Other operating expenses, as a percentage of revenues, increased to 19.6% in 1996 from 18.7% in 1995. This was primarily due to contract services expense which increased to 7.6% from 6.7% of revenues in the prior year. Contributing to this increase was the outsourcing of certain services which are paid on a fee basis to third parties for services previously performed by Company employees. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percent of revenues.

  Provision for doubtful accounts, as a percent of revenues, increased to 6.4% in 1996 from 5.8% in 1995 due, in part, to computer information system conversions (including patient accounting systems) at various facilities. The information systems conversions hampered the business office billing functions and collection efforts in those facilities as some facility resources were directed to installing and converting systems and building new data files rather than devoting their full effort to billing and collecting receivables.

  Equity in earnings of affiliates increased as a percentage of revenues to 0.9% in 1996 from 0.2% in 1995 primarily due to more of the Company's development activities being structured as non-consolidated joint ventures. As of December 31, 1996, there were 22 non-consolidated hospitals and 4 non-consolidated surgery centers compared to 19 non-consolidated hospitals and 3 non-consolidated surgery centers at December 31, 1995 (most 1995 joint venture activity occurred during the fourth quarter).

  Depreciation and amortization increased as a percentage of revenues to 6.1% in 1996 from 5.6% in 1995 primarily due to increased capital expenditures in outpatient services and information systems areas, all of which generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Years Ended December 31, 1996 and 1995 (Continued)

  Interest expense and minority interests in earnings of consolidated entities as a percentage of revenues remained relatively flat compared to last year.

  During 1995, the Company recorded $387 million of merger and facility consolidation costs in connection with the Healthtrust Merger. The Company did not record any such costs in 1996.

  Income from continuing operations increased 42.5% to $1.5 billion ($2.15 per diluted share) during 1996 compared to $1.0 billion ($1.52 per diluted share) in 1995. Excluding the effects of the merger and facility consolidation costs in 1995, income from continuing operations increased 15.9% to $1.5 billion ($2.15 per diluted share) in 1996 compared to $1.3 billion ($1.87 per diluted share) in 1995.

 Liquidity

  Cash provided by continuing operating activities totaled $1.5 billion in 1997 compared to $2.6 billion in 1996 and $2.3 billion in 1995. The decrease in 1997 from 1996 and 1995 was primarily due to the $305 million net loss incurred during 1997. Also contributing to the decline was an increase in income taxes receivable resulting from estimated tax payments made based upon more profitable prior quarters (subsequent to year end, the Company applied for and received a refund for approximately $350 million of excess estimated payment amounts). The cash flow impact of the approximate $1.8 billion decline in net income from 1996 to 1997 was partially offset by the significant noncash charges incurred in 1997 related to asset impairments and discontinued operations of approximately $730 million.

  Cash used in investing activities in 1997 exceeded cash provided by continuing operating activities by $1.3 billion and was funded by the issuance of long-term debt, commercial paper and bank borrowings. Included in investing activities for 1997 is the cash required to acquire Value Health, Inc. (approximately $1.2 billion). During 1996, cash flows provided by continuing operating activities exceeded cash used in investing activities by $370 million. The excess funds generated from operations were used to pay down long-term debt and commercial paper borrowings. Cash flows from investing activities during 1995 exceeded cash provided by continuing operating activities by $1.3 billion primarily due to $1.5 billion in acquisitions of hospitals and health care entities. The acquisitions were funded by the issuance of long term debt, commercial paper and bank borrowings.

  The Company repurchased approximately 29.4 million shares of its common stock pursuant to its $1.0 billion stock repurchase program announced and completed in 1997. The repurchase was funded by the issuance of long-term debt, commercial paper and bank borrowings.

  Working capital totaled $1.7 billion at December 31, 1997 and $1.4 billion at December 31, 1996. Management believes that cash flows from operations, amounts available under the Company's bank revolving credit facilities and proceeds from expected asset sales will be sufficient to meet expected liquidity needs during 1998.

  Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.4 billion and $1.1 billion at December 31, 1997 and 1996, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Liquidity (Continued)

  As discussed previously, the Company announced the cessation of sales of interests in hospitals to physicians and its intention to repurchase existing physician interests in the Company's hospitals. As of December 31, 1997, the Company had repurchased approximately $73 million of physician interests and intends to repurchase the remaining physician interests of approximately $130 million during 1998 or 1999.

  The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at December 31, 1997. The Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised through December 31, 1997). During March 1998, the Internal Revenue Service ("IRS") issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could require the restructing of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

  The Company has announced agreements to sell Value Behavioral Health and Value Rx (businesses recently acquired through the Value Health Merger), for $230 million and $445 million in cash, respectively. The sales of both businesses are expected to be completed during the second quarter of 1998 and the net proceeds will be used to repay bank borrowings (see NOTE 21 of the notes to consolidated financial statements).

  The settlement of the government investigations and the various lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that results of operations, financial position and liquidity could be materially, adversely affected upon the resolution of certain of these contingencies.

 Capital Resources

  Excluding acquisitions, capital expenditures were $1.4 billion in both 1997 and 1996 and $1.5 billion in 1995. Planned capital expenditures (including construction projects) in 1998 are expected to approximate $1.4 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

  The Company expended $411 million (excluding the Value Health Merger, see
NOTE 8 of the notes to consolidated financial statements), $748 million and $1.5 billion for acquisitions during 1997, 1996 and 1995, respectively. The continued decline in acquisitions from prior years can be partially attributed to increased regulatory review procedures in certain states that have extended the timing between the initiation and consummation of certain transactions. The government investigations and changes in management and business strategy have resulted in declines in the Company's acquisition plans compared to prior years. The Company's investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) also declined to $29 million and $61 million in 1997 and 1996, respectively, compared to $609 million in 1995.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Capital Resources (Continued)

  The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, unused bank revolving credit facilities and equity. At December 31, 1997, there were projects under construction which had an estimated additional cost to complete and equip over the next few years of approximately $1.3 billion.

  The Company's bank revolving credit facilities (the "Credit Facilities") are comprised of a $2.0 billion five-year revolving credit agreement expiring February 2002 and a $3.0 billion 364-day revolving credit agreement expiring June 1998. Borrowings under the 364-day revolving credit agreement do not mature until one year subsequent to the end of the 364-day period. As of February 28, 1998, Columbia had approximately $650 million of credit available under the Credit Facilities.

  The Company's Credit Facilities contain customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, (iii) limitations on repurchases of the Company's common stock, (iv) maintenance of certain interest coverage ratios and (v) attaining certain minimum levels of consolidated earnings before interest, taxes, depreciation and amortization. The Credit Facilities also provide for the mandatory prepayment of loans thereunder, and a corresponding reduction of commitments in the case of certain asset sales and certain debt or equity issuances. The Company is currently in compliance with all such covenants.

  During 1997, the Company's senior debt credit ratings were downgraded from A2 to Baa2 and from A- to BBB by Moody's Investors Service ("Moody's") and Standard and Poor's ("S&P"), respectively. The Company's commercial paper ratings were downgraded from P-1 to P-3 and from A-2 to A-3 by Moody's and S&P, respectively. The decline in the Company's commercial paper ratings has significantly limited access to this financing source. As such, during the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its Credit Facilities. In February 1998, Moody's further downgraded the Company's senior debt credit rating to Ba2 and its commercial paper rating to NP (not prime).


  As part of the Company's new business strategy discussed earlier, the Company announced it is evaluating various restructuring alternatives which could include divestitures of certain assets to third parties and spin-offs of certain assets to the Company's shareholders. These restructuring alternatives could have the effect of materially changing the capital structure of the Company. At this time, management has not determined the composition of the future capital structure of the Company.

IMPACT OF YEAR 2000 COMPUTER ISSUES

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs, certain building infrastructure components (including, elevators, alarm systems and certain HVAC systems) and certain computer aided medical equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations or medical equipment malfunctions that could affect patient diagnosis and treatment.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED)

  The Company has completed the assessment phase of its Year 2000 project and determined that it will be required to evaluate, test and modify (when needed) approximately 8,000 internally developed software programs and approximately 350,000 pieces of equipment. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

  The Company will utilize both internal and external resources to reprogram or replace and test software and medical equipment for Year 2000 modifications. The Company anticipates that the various components of the Year 2000 project procedures will continue throughout 1998 and 1999. The Year 2000 project is currently estimated to have a minimum total cost of $60 million related to the review and modification of the Company's computer and software systems. The Company is not able to reasonably estimate the costs to be incurred for the review and modification of the medical equipment and infrastructure elements at this time. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows. The Company has incurred approximately $15 million of costs related to the assessment of, and preliminary efforts on its Year 2000 project.

  The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and all medical equipment.

EFFECTS OF INFLATION AND CHANGING PRICES

  Various federal, state and local laws have been enacted that, in certain cases, limit the Company's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Total Medicare revenues approximated 34% in 1997, 35% in 1996 and 36% in 1995.

  Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Management expects that the average rate of increase in Medicare prospective payments will range from no increase to a 0.6% increase in 1998. In addition, as a result of increasing regulatory and competitive pressures, the Company's ability to maintain operating margins through price increases to non-Medicare patients is limited.

                      COLUMBIA/HCA HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of BBA-97 as previously discussed). While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

OTHER INFORMATION

  The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $271 million as of December 31, 1997. Management believes that final resolution of these disputes will not have a material adverse effect on the financial position, results of operations or liquidity of the Company. (See NOTE 10 of the notes to consolidated financial statements for a description of the pending IRS disputes).

SUBSEQUENT EVENT

  Subsequent to year end, the Company announced agreements to sell Value Behavioral Health and Value Rx (two of the three Value Health units to be divested) for $230 million and $445 million in cash, respectively. The proceeds from the sales (expected to be completed in the second quarter of 1998) are expected to be used to repay bank borrowings.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Annual Report on Form 10-K including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices; (ii) the recently enacted changes in the Medicare and Medicaid programs affecting reimbursement to health care providers and insurers; (iii) legislative proposals for health care reform; (iv) the ability to enter into managed care provider arrangements on acceptable terms; (v) liability and other claims asserted against the Company; (vi) changes in business strategy or development plans; (vii) the departure of key executive officers from the Company; and
(viii) the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

                                   PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth under the heading "Principal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of the report:

 1.   Financial Statements

              The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

 2.   List of Financial Statement Schedules
              All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.
 3.   List of Exhibits
   3.1        Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(a) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   3.2(a) By-laws of the Company (filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A dated August 31, 1993, and incorporated herein by reference).
   3.2(b) Amendment to By-laws of the Company (filed as Exhibit 3.1(b) to the Company's Current Report on Form 8-K dated February 11, 1994, and incorporated herein by reference).
   4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.1 to the Company's Form SE to Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.2 Columbia Hospital Corporation 9% Subordinated Mandatory Convert-ible Note Due June 30, 1999 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.3 Registration Rights Agreement between the Company and The 1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.4 Securities Purchase Agreement by and between the Company and The 1818 Fund, L.P. dated as of March 18, 1991 (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.5 Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
   4.6 Registration Rights Agreement dated as of March 16, 1989, by and among HCA- Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
   4.7 Assignment and Assumption Agreement dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Com-pany relating to the Regis-tration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.8 Amended and Restated Rights Agreement dated February 10, 1994 between the Company and Mid-America Bank of Louisville and Trust Company (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and in-corporated herein by reference).
   4.9(a) $1 Billion Credit Agreement dated as of February 10, 1994 (the "364 Day Agreement"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.9 to the Company's Annual Re-port on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.9(b) Agreement and Amendment to the 364 Day Agreement dated as of September 26, 1994 (filed as Exhibit 4.9 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.9(c) Agreement and Amendment to the 364 Day Agreement dated as of February 28, 1996 (filed as Exhibit 4.9(c) to the Company's An-nual Report on Form 10-K for the fiscal year ended December 31,
              1995).
   4.9(d) Agreement and Amendment to the 364 Day Agreement dated as of February 26, 1997 (filed as Exhibit 4.9(d) to the Company's An-nual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).
   4.9(e) Agreement and Amendment to the 364 Day Agreement dated as of June 17, 1997 (filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
   4.9(f) First Amendment to the 364 Day Agreement dated as of February 3, 1998 (which agreement is filed herewith).
   4.9(g) Second Amendment to the 364 Day Agreement dated as of March 26, 1998 (which agreement is filed herewith).
   4.10(a) $2 Billion Credit Agreement dated as of February 10, 1994 (the "Credit Facility"), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.10(b) Agreement and Amendment to the Credit Facility dated as of Sep-tember 26, 1994 (filed as Exhibit 4.10 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
   4.10(c) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 28, 1996 (filed as Exhibit 4.10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).
   4.10(d) Agreement and Amendment to the Credit Facility dated as of Feb-ruary 26, 1997 (filed as Exhibit 4.10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).
   4.10(e) Agreement and Amendment to the Credit Facility dated as of June 17, 1997 (filed as Exhibit 10(d) to the Company's Quarterly Re-port on Form 10-Q for the quarter ended September 30, 1997).
   4.10(f) Second Amendment to the Credit Facility, dated as of February 3, 1998 (which agreement is filed herewith).
   4.10(g) Third Amendment to the Credit Facility, dated as of March 26, 1998 (which agreement is filed herewith).

   4.11 Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit
              4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by refer-
              ence).
  10.1 Agreement and Plan of Merger among the Company, COL Acquisition Corporation and Healthtrust, Inc.--The Hospital Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Regis-tration Statement on Form S-4 (File No. 33-56803), and incorpo-rated herein by reference).
  10.2 Agreement and Plan of Merger among the Company, CHOS Acquisition Corporation and HCA-Hospital Corporation of America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registra-tion Statement on Form S-4 (File No. 33-50735), and incorporated herein by reference).
  10.3 Agreement and Plan of Merger between Galen Health Care, Inc. and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No. 33-49773), and incorporated herein by reference).
  10.4 Agreement and Plan of Merger among Hospital Corporation of Amer-ica, HCA- Hospital Corporation of America and TF Acquisition, Inc. dated November 21, 1988 plus a list identifying the con-tents of all omitted exhibits to the Agreement and Plan of Merger plus an agreement of Hospital Corporation of America to furnish supplementally to the Securities and Exchange Commission upon request a copy of all omitted exhibits (filed as Exhibit 2 to Hospital Corporation of America's Current Report on Form 8-K dated November 21, 1988, and incorporated herein by reference).
  10.5 Amendment No. 1 to Agreement and Plan of Merger dated as of Feb-ruary 7, 1989, among Hospital Corporation of America, HCA-Hospi-tal Corporation of America and TF Acquisition, Inc. (filed as
              Exhibit 2(b) to Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1988, and incorpo-rated herein by reference).
  10.6 Columbia Hospital Corporation Stock Option Plan (filed as Ex-hibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
  10.7 Columbia Hospital Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48886), and incorporated herein by ref-erence).*
  10.8 Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company's Regis-tration Statement on Form S-8 (File No. 33-55272), and incorpo-rated herein by reference).*
  10.9 HCA-Hospital Corporation of America 1989 Nonqualified Stock Op-tion Plan, as amended through December 16, 1991 (filed as Ex-hibit 10(g) to HCA-Hospital Corporation of America's Registra-tion Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
  10.10 Form of Stock Option Agreement under the HCA-Hospital Corpora-tion of America 1989 Nonqualified Stock Option Plan (filed as
              Exhibit 10(j) to HCA-Hospital Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).*
  10.11 HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company's Registration State-ment on Form S-3 (File No. 33-52379), and incorporated herein by reference).*

  10.12 Termination Agreement between the Company and Carl F. Pollard dated December 16, 1993 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.13 Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.'s Registra-tion Statement on Form 10, as amended, and incorporated herein by reference).
  10.14 Form of Severance Pay Agreement between Galen Health Care, Inc. and certain executives (filed as Exhibit 10(jj) to Galen Health Care, Inc.'s Registration Statement on Form 10, as amended, and incorporated herein by reference).*
  10.15 Form of Severance Agreement between HCA-Hospital Corporation of America and certain executives dated as of November 1, 1993 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorpo-rated herein by reference).*
  10.16 Assumption Agreement among the Company, CHOS Acquisition Corpo-ration and HCA-Hospital Corporation of America dated as of Feb-ruary 10, 1994, relating to the Severance Agreements (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.17 Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
  10.18       Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as
              Exhibit 4.15 to the Company's Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
  10.19 Columbia/HCA Healthcare Corporation 1997 Annual Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorpo-rated herein by reference).*
  10.20 Columbia/HCA Healthcare Corporation Directors' Retirement Policy (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorpo-rated herein by reference).*
  10.21 HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America's Registration Statement on Form S-1 (File No. 33-44906), and in-corporated herein by reference).*
  10.22 Columbia/HCA Healthcare Corporation 1995 Management Stock Pur-chase Plan (filed as Exhibit 10.22 to the Company's Annual Re-port on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).*
  10.23 Employment Agreement, dated November 15, 1993 by and between Medical Care America, Inc. and Donald E. Steen (filed as Exhibit
              10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by refer-
              ence).*
  10.24 Employment Agreement, dated April 24, 1995 by and between the Company and R. Clayton McWhorter (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).*
  10.25 Amended and Restated Agreement and Plan of Merger among the Com-pany, CVH Acquisition Corporation and Value Health, Inc. dated as of April 14, 1997 (filed as Exhibit 2 to the Company's Cur-rent Report on Form 8-K dated April 22, 1997, and incorporated herein by reference).

  10.26       Separation Agreement between the Company and Richard L. Scott
              datedJuly 25, 1997 (filed as Exhibit 10(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September
              30, 1997, and incorporated herein by reference).*
  10.27       Separation Agreement between the Company and David T. Vandewater dated July 25, 1997 (filed as Exhibit 10(b) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September
              30, 1997, and incorporated herein by reference).*
  10.28       Columbia/HCA Healthcare Corporation 1997 Director's Plan as re-
              vised May 15, 1997 and November 13, 1997 (which plan is filed herewith).*
  10.29       Columbia/HCA Healthcare Corporation Outside Directors Stock and
              Incentive Compensation Plan (which plan is filed herewith).*
  10.30       Columbia/HCA Healthcare Corporation Amended and Restated 1995
              Management Stock Purchase Plan (which plan is filed herewith).*
  10.31       Columbia/HCA Healthcare Corporation Performance Equity Incentive
              Plan (which plan is filed herewith).*
  10.32       Separation Agreement between the Company and Don Steen dated Oc-
              tober 17, 1997 (which agreement is filed herewith).*
  10.33       Separation Agreement between the Company and Dan Moen dated Sep-
              tember 12, 1997, as amended (which agreement is filed here-
              with).*
  12          Statement re Computation of Ratio of Earnings to Fixed Charges.
  18          Letter re Change in Accounting Principle.
  21          List of Subsidiaries.
  23          Consent of Ernst & Young LLP.
  27.1        Financial Data Schedule for 1997 year-end information.
  27.2        Restated Financial Data Schedules for periods ended September
              30, 1997, June 30, 1997 and March 31, 1997 and year ended Decem-
              ber 31, 1996.
  27.3        Restated Financial Data Schedules for periods ended September
              30, 1996, June 30, 1996 and March 31, 1996 and year ended Decem-
              ber 31, 1995.
--------
* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On November 17, 1997, the Company announced that its Board of Directors approved an internal operating reorganization plan and authorized the evaluation of various restructuring alternatives.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

                                              /s/ Thomas F. Frist, Jr., M.D.
                                          By: _________________________________
                                                THOMAS F. FRIST, JR., M.D.
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

   /s/ Thomas F. Frist, Jr., M.D.      Chairman of the          March 30, 1998
-------------------------------------   Board and Chief
     THOMAS F. FRIST, JR., M.D.         Executive Officer

       /s/ Kenneth C. Donahey          Senior Vice              March 30, 1998
-------------------------------------   President and
         KENNETH C. DONAHEY             Controller
                                        (Principal
                                        Financial
                                        and Accounting Officer)

    /s/ Magdalena Averhoff, M.D.       Director                 March 30, 1998
-------------------------------------

      MAGDALENA AVERHOFF, M.D.
  /s/ Sister Judith Ann Karam, CSA     Director                 March 30, 1998
-------------------------------------
    SISTER JUDITH ANN KARAM, CSA

         /s/ T. Michael Long           Director                 March 30, 1998
-------------------------------------
           T. MICHAEL LONG

                                       Director
-------------------------------------
        DONALD S. MACNAUGHTON

              SIGNATURE                         TITLE                DATE

      /s/ R. Clayton McWhorter                Director          March 30, 1998
-------------------------------------
        R. CLAYTON MCWHORTER

        /s/ Carl E. Reichardt                 Director          March 30, 1998
-------------------------------------
          CARL E. REICHARDT

      /s/ Frank S. Royal, M.D.                Director          March 30, 1998
-------------------------------------
        FRANK S. ROYAL, M.D.

                                              Director
-------------------------------------
          WILLIAM T. YOUNG

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995....................................................  F-3
  Consolidated Balance Sheets, December 31, 1997 and 1996.................  F-4
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995.......................................  F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-28

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders Columbia/HCA Healthcare Corporation

  We have audited the accompanying consolidated balance sheets of Columbia/HCA Healthcare Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  As explained in Note 11 to the Consolidated Financial Statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

                                          /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 12, 1998, except for
Note 21, as to which the date is
February 20, 1998

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1997     1996     1995
                                                     -------  -------  -------
Revenues............................................ $18,819  $18,786  $17,132
Salaries and benefits ..............................   7,631    7,205    6,779
Supplies............................................   2,722    2,655    2,536
Other operating expenses............................   4,263    3,689    3,203
Provision for doubtful accounts.....................   1,420    1,196      994
Depreciation and amortization.......................   1,238    1,143      976
Interest expense....................................     493      488      458
Equity in earnings of affiliates....................     (68)    (173)     (28)
Restructuring of operations and investigation
 related costs......................................     140        -        -
Impairment of long-lived assets.....................     442        -        -
Merger and facility consolidation costs.............       -        -      387
                                                     -------  -------  -------
                                                      18,281   16,203   15,305
                                                     -------  -------  -------
Income from continuing operations before minority
 interests and income taxes.........................     538    2,583    1,827
Minority interests in earnings of consolidated
 entities...........................................     150      141      113
                                                     -------  -------  -------
Income from continuing operations before income
 taxes..............................................     388    2,442    1,714
Provision for income taxes..........................     206      981      689
                                                     -------  -------  -------
Income from continuing operations...................     182    1,461    1,025
Discontinued operations:
  Income from operations of discontinued businesses,
   net of income taxes of $18 in 1997, $29 in 1996
   and $26 in 1995..................................      12       44       39
  Estimated loss on disposal of discontinued
   businesses, net of income tax benefit of $124....    (443)       -        -
Extraordinary charges on extinguishments of debt,
 net of income tax benefit of $67...................       -        -     (103)
Cumulative effect of accounting change, net of
 income tax benefit
 of $36 ............................................     (56)       -        -
                                                     -------  -------  -------
      Net income (loss)............................. $  (305) $ 1,505  $   961
                                                     =======  =======  =======
Basic earnings (loss) per share:
  Income from continuing operations................. $   .28  $  2.17  $  1.54
  Discontinued operations:
    Income from operations of discontinued
     businesses.....................................     .02      .07      .06
    Estimated loss on disposal of discontinued
     businesses.....................................    (.67)       -        -
  Extraordinary charges on extinguishments of debt..       -        -     (.16)
  Cumulative effect of accounting change............    (.09)       -        -
                                                     -------  -------  -------
      Net income (loss)............................. $  (.46) $  2.24  $  1.44
                                                     =======  =======  =======
Diluted earnings (loss) per share:
  Income from continuing operations................. $   .27  $  2.15  $  1.52
  Discontinued operations:
    Income from operations of discontinued
     businesses.....................................     .02      .07      .06
    Estimated loss on disposal of discontinued
     businesses.....................................    (.67)       -        -
  Extraordinary charges on extinguishments of debt..       -        -     (.15)
  Cumulative effect of accounting change............    (.08)       -        -
                                                     -------  -------  -------
      Net income (loss)............................. $  (.46) $  2.22  $  1.43
                                                     =======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1997     1996
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $   110  $   113
  Accounts receivable, less allowances for doubtful accounts
   of $1,661--1997 and $1,380--1996..........................   2,522    2,842
  Inventories................................................     452      438
  Income taxes receivable....................................     532        -
  Other......................................................     807      806
                                                              -------  -------
                                                                4,423    4,199
Property and equipment, at cost:
  Land.......................................................     967      970
  Buildings..................................................   7,257    7,390
  Equipment..................................................   7,461    6,725
  Construction in progress (estimated cost to complete and
   equip after December 31, 1997--$1,263)....................     569      602
                                                              -------  -------
  Accumulated depreciation...................................  16,254   15,687
                                                               (6,024)  (5,314)
                                                              -------  -------
                                                               10,230   10,373
Investments of insurance subsidiary..........................   1,422    1,119
Investments in and advances to affiliates....................   1,329    1,293
Intangible assets, net of accumulated amortization of $510--
 1997 and $511--1996.........................................   3,521    3,582
Net assets of discontinued operations........................     841      212
Other........................................................     236      338
                                                              -------  -------
                                                              $22,002  $21,116
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $   929  $   790
  Accrued salaries...........................................     475      430
  Other accrued expenses.....................................   1,237    1,292
  Income taxes payable ......................................       -       97
  Long-term debt due within one year.........................     132      201
                                                              -------  -------
                                                                2,773    2,810
Long-term debt...............................................   9,276    6,781
Professional liability risks, deferred taxes and other
 liabilities.................................................   1,867    2,080
Minority interests in equity of consolidated entities........     836      836
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
   shares and 50,000,000 nonvoting shares; outstanding
   620,452,200 voting shares and 21,000,000 nonvoting
   shares--1997 and 650,499,400 voting shares and 21,000,000
   nonvoting shares--1996 ...................................       6        7
  Capital in excess of par value.............................   3,480    4,519
  Other......................................................      13       14
  Accumulated other comprehensive income.....................      92       52
  Retained earnings..........................................   3,659    4,017
                                                              -------  -------
                                                                7,250    8,609
                                                              -------  -------
                                                              $22,002  $21,116
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                         COMMON STOCK                     ACCUMULATED
                         -------------- CAPITAL IN           OTHER
                         SHARES    PAR  EXCESS OF        COMPREHENSIVE RETAINED
                          (000)   VALUE PAR VALUE  OTHER    INCOME     EARNINGS TOTAL
                         -------  ----- ---------- ----- ------------- -------- ------
Balances, December 31,
 1994................... 662,934   $ 7    $4,402    $27       ($4)      $1,658  $6,090
 Comprehensive income:
 Net income.............                                                   961     961
 Other comprehensive
  income, net of tax
  (See NOTE 19):
  Net unrealized gains
   on investment
   securities...........                                       31                   31
  Foreign currency
   translation
   adjustments..........                                        7                    7
                                                              ---       ------  ------
                                                               38          --       38
                                                              ---       ------  ------
   Total comprehensive
    income..............                                       38          961     999
 Cash dividends.........                                                   (53)    (53)
 Stock options
  exercised, net........   5,187             100     (7)                            93
 Other..................     607              (6)     6                            --
                         -------   ---    ------    ---       ---       ------  ------
Balances, December 31,
 1995................... 668,728     7     4,496     26        34        2,566   7,129
 Comprehensive income:
 Net income.............                                                 1,505   1,505
 Other comprehensive
  income (loss), net of
  tax (See NOTE 19):
  Net unrealized gains
   on investment
   securities...........                                       24                   24
  Foreign currency
   translation
   adjustments..........                                       (6)                  (6)
                                                              ---       ------  ------
                                                               18          --       18
                                                              ---       ------  ------
   Total comprehensive
    income..............                                       18        1,505   1,523
 Cash dividends.........                                                   (54)    (54)
 Stock options
  exercised, net........   3,859              81     (5)                            76
 Other..................  (1,088)            (58)    (7)                           (65)
                         -------   ---    ------    ---       ---       ------  ------
Balances, December 31,
 1996................... 671,499     7     4,519     14        52        4,017   8,609
 Comprehensive loss:
 Net loss...............                                                  (305)   (305)
 Other comprehensive
  income, net of tax
  (See NOTE 19):
  Net unrealized gains
   on investment
   securities...........                                       38                   38
  Foreign currency
   translation
   adjustments..........                                        2                    2
                                                              ---       ------  ------
                                                               40          --       40
                                                              ---       ------  ------
   Total comprehensive
    loss................                                       40         (305)   (265)
 Cash dividends.........                                                   (53)    (53)
 Stock repurchases...... (37,895)   (1)   (1,272)                               (1,273)
 Stock options
  exercised, net........   4,108             100     (4)                            96
 Other employee benefit
  plan issuances........   3,740             108                                   108
 Other..................                      25      3                             28
                         -------   ---    ------    ---       ---       ------  ------
Balances, December 31,
 1997................... 641,452   $ 6    $3,480    $13       $92       $3,659  $7,250
                         =======   ===    ======    ===       ===       ======  ======

   The accompanying notes are an integral part of the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      1997     1996     1995
                                                     -------  -------  -------
Cash flows from continuing operating activities:
 Net income (loss)..................................   ($305) $ 1,505  $   961
 Adjustments to reconcile net income (loss) to net
  cash provided by continuing operating activities:
    Provision for doubtful accounts.................   1,420    1,196      994
    Depreciation and amortization...................   1,238    1,143      976
    Deferred income taxes...........................    (163)      32       15
    Write-down of long-lived assets.................     442        -      282
    Loss (income) from discontinued operations......     431      (44)     (39)
    Extraordinary charges on extinguishments of
     debt...........................................       -        -      103
    Cumulative effect of accounting change..........      56        -        -
    Increase (decrease) in cash from operating
     assets and liabilities:
      Accounts receivable...........................  (1,167)  (1,360)  (1,068)
      Inventories and other assets..................      25      (14)    (157)
      Income taxes..................................    (619)     237      (80)
      Accounts payable and accrued expenses.........     121     (145)     157
    Other...........................................       4       39      120
                                                     -------  -------  -------
      Net cash provided by continuing operating
       activities...................................   1,483    2,589    2,264
                                                     -------  -------  -------
Cash flows from investing activities:
 Purchase of property and equipment.................  (1,422)  (1,391)  (1,513)
 Acquisition of hospitals and health care entities..    (411)    (748)  (1,478)
 Investments in and advances to affiliates..........     (29)     (61)    (609)
 Disposition of property and equipment..............     212      166      334
 Change in other investments........................     (45)    (158)    (283)
 Investment in net assets of discontinued
  operations, net...................................  (1,060)     (26)    (103)
 Other..............................................       9       (1)      42
                                                     -------  -------  -------
      Net cash used in investing activities.........  (2,746)  (2,219)  (3,610)
                                                     -------  -------  -------
Cash flows from financing activities:
 Issuance of long-term debt.........................     249      459    2,257
 Net change in commercial paper and bank
  borrowings........................................   2,453     (579)   1,230
 Repayment of long-term debt........................    (318)    (303)  (1,969)
 Repurchases of common stock, net...................  (1,082)     (20)      42
 Payment of cash dividends and redemption of
  preferred stock purchase rights...................     (53)     (54)     (50)
 Other..............................................      11        8        -
                                                     -------  -------  -------
      Net cash provided by (used in) financing
       activities...................................   1,260     (489)   1,510
                                                     -------  -------  -------
Change in cash and cash equivalents.................      (3)    (119)     164
Cash and cash equivalents at beginning of period....     113      232       68
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $   110  $   113  $   232
                                                     =======  =======  =======
Interest payments................................... $   471  $   499  $   479
Income tax payments, net of refunds................. $ 1,168  $   709  $   748

   The accompanying notes are an integral part of the consolidated financial statements

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

  Columbia/HCA Healthcare Corporation, together with its affiliated subsidiaries, (the "Company") is a Delaware corporation that operates hospitals and related health care entities. At December 31, 1997, the Company owned and operated 309 hospitals, 140 freestanding surgery centers and provided extensive outpatient and ancillary services, including home health (the Company plans to divest its home health business. See NOTE 7). The Company is also a partner in several 50/50 joint ventures that own and operate 27 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 35 states, England, Switzerland and Spain.

 Basis of Presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The consolidated financial statements include all affiliated subsidiaries and entities controlled by the Company. Significant intercompany transactions have been eliminated. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

  During August 1997, the Company completed a merger transaction with Value Health, Inc. ("Value Health") (the "Value Health Merger"). The Value Health Merger and various other acquisitions and joint venture transactions have been accounted for under the purchase method. Accordingly, the accounts of these entities have been consolidated with those of the Company for periods subsequent to the acquisition of controlling interest. See NOTE 8 for a description of the specific terms of the Value Health Merger.

  During April 1995, the Company completed a merger transaction with Healthtrust, Inc.--The Hospital Company ("Healthtrust") (the "Healthtrust Merger"). The Healthtrust Merger has been accounted for by the pooling of interests method. Accordingly, the consolidated financial statements include the operations of Healthtrust for all periods presented. See NOTE 8 for a description of the specific terms of the Healthtrust Merger.

 Revenues

  The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

  Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The adjustments to estimated

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

settlements resulted in increases to revenues of $43 million, $242 million and $145 million in 1997, 1996 and 1995, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

  The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

 Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 Accounts Receivable

  The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and CHAMPUS programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1997 and 1996, approximately 34% and 35%, respectively, of the Company's revenues related to patients participating in the Medicare program. The Company recognizes that revenues and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 Long-lived Assets

  PROPERTY AND EQUIPMENT

  Depreciation expense, computed using the straight-line method, was $1,082 million in 1997, $985 million in 1996 and $857 million in 1995. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  INTANGIBLE ASSETS

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, home health and clinic acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the terms of the respective contracts or loans.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

  When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

 Professional Liability Insurance Claims

  A substantial portion of the Company's professional liability risks is insured through a wholly-owned insurance subsidiary of the Company which is funded annually. Provisions for loss for professional liability risks are based upon actuarially determined estimates.

  Allowances for professional liability risks were $1.3 billion and $1.2 billion at December 31, 1997 and 1996, respectively. To the extent that subsequent claims information varies from management's estimates, any adjustments resulting therefrom are reflected in current operating results.

 Investments of Insurance Subsidiary

  Investments of the Company's wholly-owned insurance subsidiary are predominantly classified as "available for sale" per the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), (see NOTE 13).

  During 1997, a portion of the insurance subsidiary's investments (approximately $57 million of equity securities at December 31, 1997) were classified as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value and unrealized gains and losses are included in results of operations.

 Minority Interests in Consolidated Entities

  The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

  The Company is a party to several partnership agreements which generally include provisions for the redemption of minority interests using specified valuation techniques.

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and restated where appropriate, to conform to the Statement 128 requirements.

 Stock Based Compensation

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for the Company's employee stock benefit plans.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The Company has elected to report comprehensive income and its components in the consolidated statements of stockholders' equity.

 Disclosures about Segments of an Enterprise

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131 and the identification of the reportable operating segments has not been determined.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 2--INVESTIGATIONS

  In March 1997, various facilities of the Company's El Paso, Texas operations were searched by federal authorities pursuant to search warrants and the government removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized. The Company believes it may be a target in this investigation.

  In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing, diagnosis related group ("DRG") coding and home health operations in various states. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships.

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents.

  The Company is cooperating in these investigations and understands it is a target in these investigations

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Company understands that the investigation includes the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--INVESTIGATIONS (CONTINUED)

anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations or the initiation of additional investigations if any and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See NOTE 15.)

NOTE 3--CHANGE IN MANAGEMENT AND BUSINESS STRATEGY

 Change in Management

  During 1997, the Company experienced a significant change in management and changed its business strategy. On July 25, 1997, the Company announced the resignations of Richard L. Scott, Chairman and Chief Executive Officer and David T. Vandewater, President and Chief Operating Officer. Thomas F. Frist, Jr., M.D., Vice Chairman of the Company's Board of Directors, was named Chairman and Chief Executive Officer. On August 4, 1997, the Company named Jack O. Bovender, Jr. as President and Chief Operating Officer.

  On August 7, 1997, in an effort to address some areas of concern that may have led to the investigations by certain government agencies, management announced several significant steps that are being implemented to redefine the Company's approach to a number of business practices. Some of the steps include: elimination of annual cash incentive compensation for the Company's employees, divestiture of the home health care business, the unwinding of physician interests in hospitals, significant expansion of compliance programs, increased disclosures in Medicare cost reports, changes in laboratory billing procedures, increased reviews of Medicare coding and further guidelines on any transactions with physicians. These changes have been developed and are being implemented with consideration to laws, regulations and existing contractual agreements. Management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations.

  On November 17, 1997, the Company announced that its Board of Directors had approved an internal operating reorganization plan. Effective January 1, 1998, the Company was organized into five principal groups--Eastern, Western, Atlantic, Pacific and America.

  The Board of Directors also authorized the evaluation of various restructuring alternatives which could include divestitures of certain assets to third parties and spin-offs of certain other assets to the Company's stockholders. As part of these alternatives, the Company is considering restructuring into a smaller, more focused company located in strategic markets. No restructuring plan has been approved by the Board of Directors and there can be no assurances that a plan will ultimately be approved or implemented. Any spin-off or other restructuring alternative would require Board of Directors approval as well as various legal, regulatory and governmental approvals.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3--CHANGE IN MANAGEMENT AND BUSINESS STRATEGY (CONTINUED)

 Business Strategy

  The Company's strategy is to be a comprehensive provider of quality health care services in select markets. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to local physicians and patients. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company achieves greater visibility and is better able to attract and serve physicians and patients. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

  The Company generally seeks to operate each of its facilities as part of a network with other health care facilities that it owns or operates within the same region. In instances where acquisitions of additional facilities in the area are not possible or practical, the Company may seek joint ventures or partnership arrangements with other local facilities.

NOTE 4--RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

  During the third and fourth quarters of 1997, the Company recorded the following pretax charges in connection with the restructuring of operations (and the related changes in management and business strategy) and the investigation related costs as discussed in NOTES 2 and 3 (in millions):

     Severance costs...................................................... $ 61
     Professional fees related to investigations..........................   44
     Cancelled projects...................................................   20
     Other................................................................   15
                                                                           ----
     Total................................................................ $140
                                                                           ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--MERGER AND FACILITY CONSOLIDATION COSTS

  In the second quarter of 1995, the Company recorded the following pretax charges in connection with the Healthtrust Merger (in millions):

     Severance costs...................................................... $ 46
     Investment advisory and professional fees............................   14
     Costs of information systems consolidations..........................   19
     Other................................................................   26
                                                                           ----
                                                                            105
     Write-down of assets in connection with consolidation of duplicative facilities and facility replacements................................  282
                                                                           ----
     Total................................................................ $387
                                                                           ====

NOTE 6--IMPAIRMENT OF LONG-LIVED ASSETS

  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"), during the first quarter of 1996. SFAS 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value. SFAS 121 is not materially different from the Company's prior policy related to regular periodic reviews of long-lived assets for possible impairment.

  During the fourth quarter of 1997, in connection with the changes in management and business strategy (see NOTE 3), the Company decided to close or sell twenty hospital facilities and fifteen surgery centers (primarily optical surgery centers) that were identified as not compatible with the Company's operating plans. The carrying value of these facilities was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $402 million. The Company expects to complete the majority of these sales or closures during 1998.

  The Company recorded, during the fourth quarter of 1997, an impairment loss of approximately $40 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trend and projected future cash flows. These assets are now recorded at estimated fair value.

  The 1997 charges did not have a significant impact on the Company's 1997 cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

NOTE 7--DISCONTINUED OPERATIONS

  As part of the Company's change in business strategy (as described in NOTE
3), the Company has implemented plans to sell its home health care businesses and its pharmacy and behavioral health businesses (including three of the four business units acquired in the Value Health Merger, as discussed in NOTE 8). As a result of the plans to divest these businesses, the Company's

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--DISCONTINUED OPERATIONS (CONTINUED)

consolidated financial statements and related notes have been adjusted and restated to reflect theresults of operations and net assets of the home health care, pharmacy and behavioral health businesses to be disposed of as discontinued operations.

  Revenues of the businesses to be disposed of were approximately $2.0 billion, $1.1 billion and $563 million for the three years ended December 31, 1997, 1996 and 1995, respectively. Results of operations for these businesses, including interest expense associated with the debt incurred to complete the Value Health Merger, are included in "Income from operations of discontinued businesses" in the consolidated statements of operations.

  The Company anticipates that sales of these businesses will be completed during 1998 (see NOTE 21). Management estimates the Company will incur combined after-tax losses on disposals of the home health care business and the pharmacy and behavioral health care businesses of approximately $443 million. Accordingly, the estimated loss was recorded in the fourth quarter of 1997 and is reflected in the "Discontinued operations" section of the consolidated statements of operations.

NOTE 8--MERGERS

 Value Health Merger

  The Value Health Merger was completed on August 6, 1997. Value Health is a provider of specialty managed care benefit programs. In connection with the Value Health Merger, Value Health stockholders received $20.50 in cash for each Value Health common share. The total purchase price, including transaction costs and the assumption of $165 million of Value Health debt, was approximately $1.4 billion.

  The Value Health Merger has been accounted for by the purchase method and accordingly, the results of operations of Value Health have been included with those of the Company for periods subsequent to the acquisition date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired, net of write-downs to expected net realizable value recorded as part of the estimated loss discussed in NOTE 7, was approximately $470 million and is being amortized over a 30 year period.

  On August 28, 1997, the Company announced plans to divest three of the four business units acquired in the Value Health Merger. The Value Health businesses to be divested include the managed behavioral health care unit, the information technology unit (which develops disease management programs) and the pharmacy benefit management unit. The results of operations and net assets of these entities are included in discontinued operations (see NOTE 7).

 Healthtrust Merger

  The Healthtrust Merger was consummated during April 1995. Healthtrust was one of the largest providers of health care services in the United States and, at the merger date, owned and operated 117 acute care hospitals. In connection with the Healthtrust merger, all the outstanding shares of Healthtrust common stock were converted on a tax-free basis into approximately 120,617,700 shares of the Company's voting common stock.

  The Healthtrust Merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements include the operations of Healthtrust for all periods presented.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 9--OTHER BUSINESS COMBINATIONS

  During the past three years, the Company has acquired various hospitals and related health care entities (or controlling interests in such entities), all of which have been accounted for by the purchase method. The aggregate purchase price of these transactions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

  The following is a summary of hospitals and other health care entity acquisitions consummated during the last three years under the purchase method of accounting (excluding the Value Health Merger) (dollars in millions):

                                                           1997   1996    1995
                                                           ----  ------  ------
     Number of hospitals..................................    5      14      29
     Number of licensed beds..............................  974   2,652   5,647
     Purchase price information:
       Hospitals:
         Fair value of assets acquired.................... $162  $  737  $1,812
         Liabilities assumed..............................  (39)   (103)   (148)
                                                           ----  ------  ------
           Net assets acquired............................  123     634   1,664
         Contributions from minority partners.............  (24)   (133)   (331)
                                                           ----  ------  ------
                                                             99     501   1,333
       Other health care entities.........................  312     247     145
                                                           ----  ------  ------
           Net cash paid.................................. $411  $  748  $1,478
                                                           ====  ======  ======

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $221 million in 1997, $291 million in 1996 and $574 million in 1995.

  The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective consummation dates was not significant.

NOTE 10--INCOME TAXES

  Provision for income taxes consists of the following (dollars in millions):

                                                                 1997  1996 1995
                                                                 ----  ---- ----
     Current:
       Federal.................................................. $313  $804 $572
       State....................................................   56   145  102
     Deferred:
       Federal.................................................. (134)   27   12
       State....................................................  (29)    5    3
                                                                 ----  ---- ----
                                                                 $206  $981 $689
                                                                 ====  ==== ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--INCOME TAXES (CONTINUED)

  A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Federal statutory rate................................... 35.0% 35.0% 35.0%
     State income taxes, net of federal income tax benefit....  4.6   4.0   4.0
     Non-deductible intangible assets......................... 12.7   1.3   1.7
     Other items, net.........................................  0.6  (0.2) (0.5)
                                                               ----  ----  ----
     Effective income tax rate................................ 52.9% 40.1% 40.2%
                                                               ====  ====  ====

  A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                1997               1996
                                         ------------------ ------------------
                                         ASSETS LIABILITIES ASSETS LIABILITIES
                                         ------ ----------- ------ -----------
     Depreciation and fixed asset basis
      differences....................... $  --     $648      $--     $  793
     Professional liability risks.......    395     --        369       --
     Doubtful accounts..................    360     --        158       --
     Compensation.......................    104     --         98       --
     Other..............................    170     260       202       262
                                         ------    ----      ----    ------
                                         $1,029    $908      $827    $1,055
                                         ======    ====      ====    ======

  Deferred income taxes of $423 million and $415 million at December 31, 1997 and 1996, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $302 million and $643 million at December 31, 1997 and 1996, respectively.

  At December 31, 1997, federal and state net operating loss carryforwards (expiring in years 1998 through 2003) available to offset future taxable income approximated $96 million and $580 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of intangible assets. Net deferred tax assets related to such carryforwards are not significant.

 IRS Disputes Resolved During 1997

  In October 1997, the United States Tax Court (the "Tax Court") ruled in favor of HCA-Hospital Corporation of America ("HCA") with respect to its claim that insurance premiums paid to its wholly-owned insurance subsidiary ("Parthenon") from 1981 through 1988 were deductible. Through December 31, 1997, the Company was seeking a refund of income tax and interest totaling $207 million.

  In December 1997, the Company and the Internal Revenue Service (the "IRS") filed a stipulated settlement with the Tax Court regarding the IRS proposed disallowance of certain stock option compensation which HCA deducted in calculating its 1992 taxable income. As a result of the settlement, the Company owed additional tax and interest of $71 million through December 31, 1997. Had the entire deduction been disallowed, the Company would have owed additional tax and interest of $276 million.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10--INCOME TAXES (CONTINUED)

  Neither the Parthenon decision nor the stock option compensation settlement had a material impact on the Company's results of operations.

 Pending IRS Disputes

  The Company is currently contesting before the Tax Court and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 federal income tax returns, HCA's 1981 through 1993 federal income tax returns and Healthtrust's 1990 through 1992 federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income in 1993 and 1994; and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables in 1993 and 1994. The IRS is claiming an additional $271 million in income taxes and interest through December 31, 1997.

  The Tax Court opinions received in 1996 and 1997 involving the use of the cash method of accounting by certain of HCA's subsidiaries for the years 1981 through 1986, the timing of the recognition of certain deferred income by HCA and the valuation of Healthtrust preferred stock and stock purchase warrants HCA received in connection with its sale of certain subsidiaries to Healthtrust in 1987, the formula which HCA utilized for calculating the tax reserve for doubtful accounts and the eligibility of certain receivables for the reserve method, and the deductibility of insurance premiums paid to Parthenon may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. Any decisions regarding appeal of these rulings are expected to be made during 1998.

  Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 11--ACCOUNTING CHANGE

  In the fourth quarter of 1997, the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The Company believes the new method is preferable due to the changes in the Company's business strategy and reviews of emerging accounting guidance on accounting for similar (i.e., start-up, software system training and process reengineering) costs.

  The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1997. The cumulative effect of the write-off, which totals $56 million (net of tax benefit), has been expensed and reflected in the 1997 statement of operations. Had the new method been used in the past, the pro forma effect on prior years would have primarily affected 1996 (such costs incurred for periods prior to 1996 are considered immaterial to operations for those periods). The pro forma effect on 1997 and 1996 follows (dollars in millions, except per share amounts):

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11--ACCOUNTING CHANGE (CONTINUED)

                                                  1997               1996
                                           ------------------ ------------------
                                              AS                 AS
                                           REPORTED PRO FORMA REPORTED PRO FORMA
                                           -------- --------- -------- ---------
   Income from continuing operations......  $ 182     $ 182    $1,461   $1,405
     Earnings per share--basic............  $ .28     $ .28    $ 2.17   $ 2.08
     Earnings per share--diluted..........  $ .27     $ .27    $ 2.15   $ 2.07
   Net income (loss)......................  $(305)    $(249)   $1,505   $1,449
     Earnings (loss) per share--basic.....  $(.46)    $(.37)   $ 2.24   $ 2.15
     Earnings (loss) per share--diluted...  $(.46)    $(.38)   $ 2.22   $ 2.14

NOTE 12--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in millions, except per share amounts):

                                                         1997    1996    1995
                                                        ------- ------- -------
   Numerator (a):
     Income from continuing operations................. $   182 $ 1,461 $ 1,025
                                                        ======= ======= =======
   Denominator:
     Share reconciliation (in thousands):
       Shares used for basic earnings per share........ 657,931 670,774 665,407
       Effect of dilutive securities:
         Stock options.................................   4,407   6,214   7,122
         Warrants and other............................     752     898     542
                                                        ------- ------- -------
     Shares used for dilutive earnings per share....... 663,090 677,886 673,071
                                                        ======= ======= =======
   Earnings per share:
     Basic earnings per share from continuing
      operations....................................... $   .28 $  2.17 $  1.54
                                                        ======= ======= =======
     Diluted earnings per share from continuing
      operations....................................... $   .27 $  2.15 $  1.52
                                                        ======= ======= =======

  (a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13--INVESTMENTS OF INSURANCE SUBSIDIARY

  A summary of the insurance subsidiary's available for sale investments at December 31 follows (dollars in millions):

                                                              1997
                                                  -----------------------------
                                                             UNREALIZED
                                                              AMOUNTS
                                                  AMORTIZED ------------  FAIR
                                                    COST    GAINS LOSSES VALUE
                                                  --------- ----- ------ ------
Fixed maturities:
  United States Government.......................  $   17   $  -   $  -  $   17
  States and municipalities......................     657     24      -     681
  Mortgage-backed securities.....................     107      2      -     109
  Corporate and other............................     128      3     (1)    130
  Money market funds.............................      63      -      -      63
  Redeemable preferred stocks....................      64      -      -      64
                                                   ------   ----   ----  ------
                                                    1,036     29     (1)  1,064
                                                   ------   ----   ----  ------
Equity securities:
  Perpetual preferred stocks.....................      36      1     (1)     36
  Common stocks..................................     303    130    (18)    415
                                                   ------   ----   ----  ------
                                                      339    131    (19)    451
                                                   ------   ----   ----  ------
                                                   $1,375   $160   $(20)  1,515
                                                   ======   ====   ====
  Amounts classified as current assets...........                           (93)
                                                                         ------
  Investment carrying value......................                        $1,422
                                                                         ======
                                                              1996
                                                  -----------------------------
                                                             UNREALIZED
                                                              AMOUNTS
                                                  AMORTIZED ------------  FAIR
                                                    COST    GAINS LOSSES VALUE
                                                  --------- ----- ------ ------
Fixed maturities:
  United States Government.......................  $   28   $  -   $  -  $   28
  States and municipalities......................     462     11     (1)    472
  Mortgage-backed securities.....................     131      1     (1)    131
  Corporate and other............................     126      2      -     128
  Money market funds.............................      86      -      -      86
  Redeemable preferred stocks....................      24      -      -      24
                                                   ------   ----   ----  ------
                                                      857     14     (2)    869
                                                   ------   ----   ----  ------
Equity securities:
  Perpetual preferred stocks.....................      10      -      -      10
  Common stocks..................................     308     83    (11)    380
                                                   ------   ----   ----  ------
                                                      318     83    (11)    390
                                                   ------   ----   ----  ------
                                                   $1,175   $ 97   $(13)  1,259
                                                   ======   ====   ====
  Amounts classified as current assets...........                          (140)
                                                                         ------
  Investment carrying value......................                        $1,119
                                                                         ======

  The fair value of investment securities is generally based on quoted market prices.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13--INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)

  Scheduled maturities of investments in debt securities at December 31, 1997 were as follows (dollars in millions):

                                                               AMORTIZED  FAIR
                                                                 COST    VALUE
                                                               --------- ------
       Due in one year or less................................  $  139   $  139
       Due after one year through five years..................     228      232
       Due after five years through ten years.................     323      336
       Due after ten years....................................     239      248
                                                                ------   ------
                                                                   929      955
       Mortgage-backed securities.............................     107      109
                                                                ------   ------
                                                                $1,036   $1,064
                                                                ======   ======

  The average expected maturity of the investments in debt securities listed above approximated 4.5 years at December 31, 1997. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations without penalty.

  The tax equivalent yield on investments (including common stocks) averaged 12% for 1997, 7% for 1996 and 9% for 1995. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of such investment income not being subject to taxation.

  Sales of securities for the years ended December 31 are summarized below (dollars in millions). The cost of securities sold is based on the specific identification method.

                                                                  1997 1996 1995
                                                                  ---- ---- ----
     Fixed maturities:
       Cash proceeds............................................. $364 $287 $427
       Gross realized gains......................................    3    3    3
       Gross realized losses.....................................    1    3    1
     Equity securities:
       Cash proceeds............................................. $249 $135 $149
       Gross realized gains......................................   76   27   33
       Gross realized losses.....................................   10   13    8

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--LONG TERM DEBT

 Capitalization

  A summary of long-term debt at December 31 follows (including related interest rates for 1997) (dollars in millions):

                                                                    1997   1996
                                                                   ------ ------
Senior collateralized debt, 3.5% to 18.0% (rates generally fixed)
 payable in periodic installments through 2034...................  $  247 $  207
Senior debt, 6.0% to 13.3% (rates generally fixed) payable in
 periodic installments through 2095..............................   4,283  4,219
Commercial paper (rates generally floating)......................       -  2,302
Bank credit agreements (floating rates averaging 6.2%)...........   4,755      -
Bank line of credit .............................................       -    130
Subordinated debt, 6.8% to 8.5% (rates generally fixed) payable
 in periodic installments through 2015...........................     123    124
                                                                   ------ ------
Total debt, average life of nine years (rates averaging 7.0%)....   9,408  6,982
Less amounts due within one year.................................     132    201
                                                                   ------ ------
                                                                   $9,276 $6,781
                                                                   ====== ======

 Credit Facilities

  The Company's revolving credit facilities (the "Credit Facilities") are comprised of a $2.0 billion, five-year revolving credit agreement expiring February 2002 and a $3.0 billion, 364-day revolving credit agreement expiring June 1998. Borrowings under the 364-day revolving credit agreement do not mature until one year subsequent to the end of the 364-day period. As of December 31, 1997, the Company had $1.755 billion and $3.0 billion outstanding under the five-year and 364-day revolving credit agreements, respectively.

  Subsequent to December 31, 1997, the Company amended its Credit Facilities. As of February 1998, interest is payable generally at either LIBOR plus .45% to 1.75% (depending on the Company's credit ratings), the prime lending rate or a competitive bid rate. The Credit Facilities contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, (iii) limitations on repurchases of the Company's common stock, (iv) maintenance of certain interest coverage ratios and (v) attaining certain minimum levels of consolidated earnings before interest, taxes, depreciation and amortization. The Credit Facilities also provide for the mandatory prepayment of loans thereunder and a corresponding reduction of commitments in the case of certain asset sales and certain debt or equity issuances.

 Significant Financing Activities

  1997

  During 1997, the Company's senior debt credit ratings were downgraded from A2 to Baa2 and from A- to BBB by Moody's Investors Service ("Moody's") and Standard and Poor's ("S&P"), respectively. The Company's commercial paper ratings were downgraded from P-1 to P-3 and from A-2 to A-3 by Moody's and S&P, respectively. The decline in the Company's commercial paper ratings has significantly limited access to this financing source. As such, during the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its Credit Facilities. In February 1998, Moody's further downgraded the Company's senior debt credit rating to Ba2 and its commercial paper rating to NP (not prime).

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--LONG TERM DEBT (CONTINUED)

  In June 1997, the Company issued $200 million of 7.00% notes due 2007.

  1996

  During 1996, the Company issued $100 million of 6.875% notes due 2001; $200 million of 7.25% notes due 2008 and $100 million of 7.75% debentures due 2036.

  1995

  In connection with the Healthtrust Merger, the Company completed exchange offers for substantially all of Healthtrust's $1.0 billion subordinated notes and debentures. The Company defeased the remaining $44 million of unexchanged subordinated notes and debentures.

  Also during 1995, the Company issued $150 million of 6.63% notes due 2002; $100 million of 6.73% notes due 2003; $125 million of 6.87% notes due 2003; $150 million of 8.7% notes due 2010; $150 million of 9.0% notes due 2014; $150 million of 7.19% debentures due 2015; $125 million of 7.58% debentures due 2025; $150 million of 7.05% debentures due 2027 and $200 million of 7.5% debentures due 2095.

 General Information

  Maturities of long-term debt in years 1999 through 2002 (excluding borrowings under the Credit Facilities) are $228 million, $420 million, $229 million and $271 million, respectively.

  During 1995, the Company reduced interest costs and eliminated certain restrictive covenants by refinancing or prepaying high interest rate debt, primarily through the use of existing cash and cash equivalents and issuance of long-term debt, commercial paper and equity. Amounts refinanced or prepaid totaled $1.8 billion in 1995. After tax losses from refinancing activities aggregated $103 million.

  The estimated fair value of the Company's long-term debt was $9.5 billion and $7.3 billion at December 31, 1997 and 1996, respectively, compared to carrying amounts aggregating $9.4 billion and $7.0 billion, respectively. The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 15--CONTINGENCIES

 Significant Legal Proceedings

  Various lawsuits, claims and legal proceedings (see NOTE 2 for a description of the ongoing government investigations) have been or may be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

 General Liability Claims

  The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians'

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 15--CONTINGENCIES (CONTINUED)

staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 16--CAPITAL STOCK AND STOCK REPURCHASES

 Capital Stock

  The terms and conditions associated with each class of the Company's common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations. In addition, certain voting common stockholders may convert their shares on a one-for-one basis into nonvoting common stock.

  On May 15, 1997, the Board of Directors of the Company authorized the redemption of all outstanding preferred stock purchase rights. The redemption price of $.01 per share was paid on September 1, 1997 and was distributed to stockholders along with the quarterly dividend.

 Stock Repurchase Program

  The Company announced in April 1997 that the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. At December 31, 1997, the Company had completed the repurchase program by acquiring approximately 29.4 million shares. Repurchased shares are available for reissuance for general corporate purposes.

 Other Stock Repurchases

  The Board of Directors has authorized the Company to repurchase shares to be used for stock issuances related to the Company's employee stock benefit plans. During 1997, the Company repurchased approximately 8.5 million shares (at a cost of approximately $273 million) to fund employee stock benefit plan issuances.

NOTE 17--STOCK BENEFIT PLANS

  The Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (the "1992 Plan") is the primary plan under which options to purchase common stock may be granted to officers, employees, and directors. In May 1996, the stockholders approved an amendment to the 1992 Plan which increased the number of options authorized to 60,000,000 of which 18,371,000 are available for grant at December 31, 1997. Under the 1992 Plan, options are generally granted at no less than market price on the date of grant. Options are exercisable in whole or in part beginning two to five years after the grant and ending ten years after the grant.

  In October 1997, the Compensation Committee of the Company's Board of Directors modified and amended the 1992 Plan agreements to provide for immediate and 100% vesting upon a "change of control" of the Company as defined in the 1992 Plan agreement amendment. The amendment is applicable for all options available for grant as well as all options previously issued under the 1992 Plan.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK BENEFIT PLANS (CONTINUED)

  In the past, Columbia has had various other plans under which options to purchase common stock have been granted to officers, employees and directors. Generally, options have been granted at no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning two to four years after the grant and ending four to fifteen years after grant.

  Information regarding these option plans for 1997, 1996 and 1995 is summarized below (share amounts in thousands):

                                        STOCK    OPTION PRICE   WEIGHTED AVERAGE
                                       OPTIONS     PER SHARE     EXERCISE PRICE
                                       -------  --------------- ----------------
Balances, December 31, 1994........... 24,848   $0.01 to $38.11      $15.29
  Granted.............................  9,401    26.51 to 32.50       27.39
  Exercised........................... (5,484)    0.01 to 31.36       10.81
  Cancelled........................... (2,381)    0.14 to 38.11       22.86
                                       ------
Balances, December 31, 1995........... 26,384     0.14 to 38.11       19.87
  Granted............................. 10,446    26.58 to 38.92       37.13
  Exercised........................... (4,329)    0.14 to 35.25       13.27
  Cancelled........................... (3,034)    0.40 to 38.11       26.87
                                       ------
Balances, December 31, 1996........... 29,467     0.14 to 38.92       26.23
  Granted............................. 23,111    26.42 to 43.50       33.68
  Conversion of Value Health Stock
   Options............................  3,189     7.11 to 62.72       32.93
  Exercised........................... (4,138)    0.14 to 37.67       16.72
  Cancelled........................... (6,614)    0.40 to 55.61       33.70
                                       ------
Balances, December 31, 1997........... 45,015     0.14 to 62.72       30.18
                                       ======

                                                         1997    1996    1995
                                                        ------- ------- -------
Weighted average fair value for options granted during
 the year.............................................. $ 11.98 $ 13.47 $  9.91
Options exercisable....................................   8,892   7,552   8,280
Options available for grant............................  18,436  35,613  13,413

  The following table summarizes information regarding the options outstanding at December 31, 1997 (share amounts in thousands):

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE   WEIGHTED             WEIGHTED
                             NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
         RANGE OF          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
     EXERCISE PRICES       AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
     ---------------       ----------- ----------- -------- ----------- --------
$ 3.26 to $38.11..........      235       1 year    $15.30       235     $15.30
 12.60 to  35.25..........      178      3 years     17.90       176      17.80
  7.73 to  42.37..........    2,370      5 years     13.04     2,370      13.04
  0.14 to  60.51..........    5,109      6 years     19.52     3,209      15.89
  7.11 to  62.72..........    5,903      7 years     28.70     1,505      30.11
 25.92 to  47.67..........    9,502      8 years     36.00       984      30.81
 28.13 to  43.50..........   21,452     10 years     33.01       147      37.82
  0.14 to  12.86..........      266     13 years      6.77       266       6.77
                             ------                            -----
                             45,015                            8,892
                             ======                            =====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK BENEFIT PLANS (CONTINUED)

  The Company has an Employee Stock Purchase Plan ("ESPP") which provides to substantially all employees an opportunity to purchase shares of its common stock at a discount through payroll deductions over six month intervals. Shares of common stock reserved for the Company's employee stock purchase plan were 7,239,000 at December 31, 1997.

  The Company applies APB 25 in accounting for its employee stock option and stock purchase plans, and accordingly, compensation cost is not recognized in the financial statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has determined the pro forma net income (loss) and earnings (loss) per share as if compensation cost for the Company's employee stock option and stock purchase plans had been determined based upon their fair value at the grant date. These pro forma amounts are as follows (dollars in millions, except per share amounts):

                                                            1997    1996  1995
                                                            -----  ------ -----
     Net income (loss):
       As reported: ....................................... $(305) $1,505 $ 961
       Pro forma: .........................................  (344)  1,471   937
     Basic earnings (loss) per share:
       As reported: ....................................... $(.46) $ 2.24 $1.44
       Pro forma: .........................................  (.52)   2.19  1.41
     Diluted earnings (loss) per share:
       As reported: ....................................... $(.46) $ 2.22 $1.43
       Pro forma: .........................................  (.52)   2.17  1.39

  The pro forma impact only takes into account employee stock options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

  For SFAS 123 purposes, the weighted average fair values of the Company's stock options granted in 1997, 1996 and 1995 were $11.98, $13.47 and $9.91, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                               1997  1996  1995
                                                               ----  ----  ----
     Risk-free interest rate.................................. 5.61% 5.81% 5.74%
     Expected volatility...................................... .239  .239  .239
     Expected life, in years..................................    6     6     6
     Expected dividend yield..................................  .23%  .19%  .19%

  The pro forma compensation costs related to the shares of common stock issued under the ESPP were $14 million, $19 million and $18 million for the years 1997, 1996 and 1995, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of the subscription period.

NOTE 18--EMPLOYEE BENEFIT PLANS

  The Company maintains noncontributory defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's earned

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--EMPLOYEE BENEFIT PLANS (CONTINUED)

income and are vested over specified periods of employee service. Retirement plan expense was $194 million for 1997, $164 million for 1996 and $104 million for 1995. Amounts approximately equal to retirement plan expenses are funded annually.

  The Company maintains various contributory benefit plans which are available to employees who meet certain minimum requirements. Certain of the plans require that the Company match amounts ranging from 25% to 100% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $19 million for 1997, $18 million for 1996 and $24 million for 1995. The Company's contributions are funded periodically during the year.

NOTE 19--OTHER COMPREHENSIVE INCOME

  The following table sets forth the components of other comprehensive income along with the respective tax provision (benefit) and the reclassification adjustments needed to exclude the portion of other comprehensive income already included in net income (loss), (in millions):

                                                                  TAX    AFTER-
                                                        PRETAX PROVISION  TAX
                                                        AMOUNT (BENEFIT) AMOUNT
                                                        ------ --------- ------
1997
  Unrealized gains on securities:
    Unrealized holding gains arising during the period.  $147     $51     $96
    Less: reclassification adjustments for gains
     realized in net income............................   (91)    (33)    (58)
                                                         ----     ---     ---
    Net unrealized gains...............................    56      18      38
  Foreign currency translation adjustments:
    Unrealized translation adjustments arising during
     the period........................................    16       6      10
    Less: reclassification adjustments for gain
     realized in net income............................   (13)     (5)     (8)
                                                         ----     ---     ---
    Net unrealized translation adjustments.............     3       1       2
                                                         ----     ---     ---
      Other comprehensive income.......................  $ 59     $19     $40
                                                         ====     ===     ===
1996
  Unrealized gains on securities:
    Unrealized holding gains arising during the period.  $ 53     $20     $33
    Less: reclassification adjustments for gains
     realized in net income............................   (14)     (5)     (9)
                                                         ----     ---     ---
    Net unrealized gains...............................    39      15      24
  Foreign currency translation adjustments.............   (10)     (4)     (6)
                                                         ----     ---     ---
      Other comprehensive income.......................  $ 29     $11     $18
                                                         ====     ===     ===
1995
  Unrealized gains on securities:
    Unrealized holding gains arising during the period.  $ 77     $30     $47
    Less: reclassification adjustments for gains
     realized in net income............................   (27)    (11)    (16)
                                                         ----     ---     ---
    Net unrealized gains...............................    50      19      31
  Foreign currency translation adjustments.............    12       5       7
                                                         ----     ---     ---
      Other comprehensive income.......................  $ 62     $24     $38
                                                         ====     ===     ===

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 20--ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

  A summary of other accrued expenses at December 31 follows (in millions):

                                                                   1997   1996
                                                                  ------ ------
     Workers compensation........................................ $  105 $  114
     Taxes other than income.....................................    209    193
     Professional liability risks................................    200    240
     Employee benefit plans......................................    234    206
     Interest....................................................    194    213
     Other.......................................................    295    326
                                                                  ------ ------
                                                                  $1,237 $1,292
                                                                  ====== ======

  A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                             ADDITIONS    ACCOUNTS
                                 BALANCES AT CHARGED TO WRITTEN-OFF,  BALANCE
                                  BEGINNING  COSTS AND     NET OF     AT END
                                  OF PERIOD   EXPENSES   RECOVERIES  OF PERIOD
                                 ----------- ---------- ------------ ---------
     Allowances for doubtful
      accounts:
       Year-ended December 31,
        1995....................   $1,054      $  994     $  (883)    $1,165
       Year-ended December 31,
        1996....................    1,165       1,196        (981)     1,380
       Year-ended December 31,
        1997....................    1,380       1,420      (1,139)     1,661

NOTE 21--SUBSEQUENT EVENT

 Proposed Sales

  Subsequent to year end, the Company announced agreements to sell Value Behavioral Health ("VBH") and Value Rx for $230 million and $445 million in cash, respectively. VBH is a provider of managed behavioral health care services and Value Rx is a pharmacy benefit management company. VBH and Value Rx represent two of the four businesses acquired through the Value Health Merger (see NOTE 8). The sales of both businesses are anticipated to be completed during the second quarter of 1998, subject to regulatory approval, and are not expected to have a material effect on results of operations. The proceeds from the sales are expected to be used to repay bank borrowings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                 QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             1997
                                                 -----------------------------
                                                 FIRST   SECOND THIRD  FOURTH
                                                 ------  ------ ------ -------
Revenues........................................ $4,988  $4,845 $4,612 $ 4,374
Net income (loss):
 Income (loss) from continuing operations (a)... $  455  $  385 $   91 $  (749)
 Income (loss) from discontinued operations
  (b)...........................................     24      27      6    (488)
 Cumulative effect of accounting change (c) ....    (56)      -      -       -
                                                 ------  ------ ------ -------
   Net income (loss)............................ $  423  $  412 $   97 $(1,237)
                                                 ======  ====== ====== =======
Basic earnings (loss) per share (d):
 Income (loss) from continuing operations....... $  .67  $  .58 $  .15 $ (1.16)
 Income (loss) from discontinued operations.....    .04     .04    .01    (.76)
 Cumulative effect of accounting change ........   (.08)      -      -       -
                                                 ------  ------ ------ -------
   Net income (loss)............................ $  .63  $  .62 $  .16 $ (1.92)
                                                 ======  ====== ====== =======
Diluted earnings (loss) per share (d):
 Income (loss) from continuing operations....... $  .66  $  .58 $  .15 $ (1.16)
 Income (loss) from discontinued operations.....    .04     .04    .01    (.76)
 Cumulative effect of accounting change ........   (.08)      -      -       -
                                                 ------  ------ ------ -------
   Net income (loss)............................ $  .62  $  .62 $  .16 $ (1.92)
                                                 ======  ====== ====== =======
Cash dividends.................................. $  .02  $  .02 $  .01 $   .02
Redemption of preferred stock purchase rights...      -       -    .01       -
Market prices (e):
 High........................................... $44.88  $40.00 $40.44 $ 32.13
 Low............................................  31.25   30.38  26.63   25.75
                                                             1996
                                                 -----------------------------
                                                 FIRST   SECOND THIRD  FOURTH
                                                 ------  ------ ------ -------
Revenues........................................ $4,693  $4,671 $4,605 $ 4,817
Net income:
 Income from continuing operations.............. $  403  $  361 $  299 $   398
 Income from discontinued operations............     13       3     12      16
                                                 ------  ------ ------ -------
   Net income................................... $  416  $  364 $  311 $   414
                                                 ======  ====== ====== =======
Basic earnings per share (d):
 Income from continuing operations.............. $  .60  $  .54 $  .45 $   .58
 Income from discontinued operations............    .02       -    .02     .03
                                                 ------  ------ ------ -------
   Net income................................... $  .62  $  .54 $  .47 $   .61
                                                 ======  ====== ====== =======
Diluted earnings per share (d):
 Income from continuing operations.............. $  .59  $  .54 $  .44 $   .58
 Income from discontinued operations............    .02       -    .02     .03
                                                 ------  ------ ------ -------
   Net income................................... $  .61  $  .54 $  .46 $   .61
                                                 ======  ====== ====== =======
Cash dividends.................................. $  .02  $  .02 $  .02 $   .02
Market prices (e):
 High........................................... $39.08  $38.17 $39.25 $ 41.88
 Low............................................  33.42   32.92  31.67   34.50

-------
(a) Fourth quarter results include $290 million ($.45 per basic and diluted share) of after-tax charges related to the impairment of long-lived assets (see NOTE 6 of the notes to consolidated financial statements) and $55 million ($.08 per basic and diluted share) of after-tax costs related to restructuring and investigations (see NOTE 4 of the notes to consolidated financial statements).
(b) Fourth quarter results include $443 million ($.69 per basic and diluted share) of after-tax charges related to the estimated loss on disposal of discontinued businesses (see NOTE 7 of the notes to consolidated financial statements).
(c) The first quarter of 1997 has been restated to reflect the effect of adopting a change in accounting principle related to start-up costs (see
    NOTE 11 of the notes to consolidated financial statements). The effect of the accounting change was not material to the results of operations for the other 1997 quarters or the 1996 quarters.
(d) The 1996 and the first three quarters of 1997 earnings per share amounts have been restated to comply with the Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(e) Represents high and low sales prices of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol COL).