Form 10-Q
period 1998-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1998-05-11
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO
                                                 -----  -----
                        COMMISSION FILE NUMBER 1-11239

                      COLUMBIA/HCA HEALTHCARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2497104
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           ONE PARK PLAZA                                 37203
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

                               YES  X     NO
                                  -----     -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                                                 OUTSTANDING AT
               CLASS OF COMMON STOCK             APRIL 30, 1998
               ---------------------           ------------------
       Voting common stock, $.01 par value 622,522,500 shares Nonvoting common stock, $.01 par value 21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 23

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1998

                                                                          PAGE OF
PART I: FINANCIAL INFORMATION                                            FORM 10-Q
-----------------------------                                            ---------
Item 1. Financial Statements (Unaudited)
    Condensed Consolidated Statements of Income--for the quarters ended
     March 31, 1998 and 1997.............................................    3
    Condensed Consolidated Balance Sheets--March 31, 1998 and December
     31, 1997............................................................    4
    Condensed Consolidated Statements of Cash Flows--for the quarters
     ended March 31, 1998 and 1997.......................................    5
    Notes to Condensed Consolidated Financial Statements.................    6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   10

PART II: OTHER INFORMATION
--------------------------
Items 1 to 6.............................................................   20

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  1998    1997
                                                                 ------  ------
Revenues.......................................................  $4,901  $4,988
Salaries and benefits..........................................   2,013   1,876
Supplies.......................................................     746     699
Other operating expenses.......................................     940     962
Provision for doubtful accounts................................     343     297
Depreciation and amortization..................................     309     296
Interest expense...............................................     153     113
Equity in earnings of affiliates...............................     (42)    (62)
Restructuring of operations and investigation related costs....      38       -
                                                                 ------  ------
                                                                  4,500   4,181
                                                                 ------  ------
Income from continuing operations before minority interests and
 income taxes..................................................     401     807
Minority interests in earnings of consolidated entities........      20      47
                                                                 ------  ------
Income from continuing operations before income taxes..........     381     760
Provision for income taxes.....................................     162     305
                                                                 ------  ------
Income from continuing operations..............................     219     455
Income (loss) from operations of discontinued businesses, net
 of income taxes (benefits) of ($16) in 1998 and $16 in 1997...     (22)     24
Cumulative effect of accounting change, net of income tax bene-
 fit of $36....................................................       -     (56)
                                                                 ------  ------
    Net income.................................................  $  197  $  423
                                                                 ======  ======
Basic earnings per share:
  Income from continuing operations............................  $  .34  $  .67
  Income (loss) from operations of discontinued businesses.....    (.03)    .04
  Cumulative effect of accounting change.......................       -    (.08)
                                                                 ------  ------
    Net income.................................................  $  .31  $  .63
                                                                 ======  ======
Diluted earnings per share:
  Income from continuing operations............................  $  .34  $  .66
  Income (loss) from operations of discontinued businesses.....    (.03)    .04
  Cumulative effect of accounting change.......................       -    (.08)
                                                                 ------  ------
    Net income.................................................  $  .31  $  .62
                                                                 ======  ======
Cash dividends per share.......................................  $  .02  $  .02
                                                                 ======  ======


                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................    $   128     $   110
  Accounts receivable, less allowances for doubtful
   accounts of $1,679 in 1998 and $1,661 in 1997......      2,549       2,522
  Inventories.........................................        463         452
  Income taxes receivable.............................         26         532
  Other...............................................        859         807
                                                          -------     -------
                                                            4,025       4,423
Property and equipment, at cost.......................     16,441      16,254
Accumulated depreciation..............................     (6,189)     (6,024)
                                                          -------     -------
                                                           10,252      10,230
Investments of insurance subsidiary...................      1,490       1,422
Investments in and advances to affiliates.............      1,346       1,329
Intangible assets, net................................      3,508       3,521
Net assets of discontinued operations.................        789         841
Other.................................................        220         236
                                                          -------     -------
                                                          $21,630     $22,002
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $   862     $   929
  Accrued salaries....................................        430         475
  Other accrued expenses..............................      1,139       1,237
  Long-term debt due within one year..................        242         132
                                                          -------     -------
                                                            2,673       2,773
Long-term debt........................................      8,748       9,276
Professional liability risks, deferred taxes and other
 liabilities..........................................      1,893       1,867
Minority interests in equity of consolidated entities.        823         836
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000
   voting shares and 50,000,000 nonvoting shares;
   outstanding 622,334,100 voting shares and
   21,000,000 nonvoting shares--March 31, 1998 and
   620,452,200 voting shares and 21,000,000 nonvoting
   shares--December 31, 1997..........................          6           6
  Capital in excess of par value......................      3,518       3,480
  Other...............................................         12          13
  Accumulated other comprehensive income..............        114          92
  Retained earnings...................................      3,843       3,659
                                                          -------     -------
                                                            7,493       7,250
                                                          -------     -------
                                                          $21,630     $22,002
                                                          =======     =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                   1998   1997
                                                                   -----  ----
Cash flows from continuing operating activities:
  Net income ..................................................... $ 197  $423
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Provision for doubtful accounts...............................   343   297
    Depreciation and amortization.................................   309   296
    Loss (income) from discontinued operations....................    22   (24)
    Cumulative effect of accounting change........................     -    56
    Changes in operating assets and liabilities...................  (172) (501)
    Other.........................................................   (11)   22
                                                                   -----  ----
      Net cash provided by continuing operating activities........   688   569
                                                                   -----  ----
Cash flows from investing activities:
  Purchase of property and equipment..............................  (316) (344)
  Acquisition of hospitals and health care entities...............   (66)  (17)
  Investments in and advances to affiliates.......................     -   (24)
  Disposition of hospitals and health care entities...............    43   175
  Change in other investments.....................................   (39)  (94)
  Investment in net assets of discontinued operations, net........    30   (15)
  Other...........................................................    71    46
                                                                   -----  ----
      Net cash used in investing activities.......................  (277) (273)
                                                                   -----  ----
Cash flows from financing activities:
  Issuance of long-term debt......................................     -     8
  Net changes in commercial paper and bank borrowings.............  (345) (215)
  Repayment of long-term debt.....................................   (72) (144)
  Payment of cash dividends.......................................   (13)  (14)
  Other...........................................................    37   (27)
                                                                   -----  ----
      Net cash used in financing activities....................... (393)  (392)
                                                                   -----  ----
Change in cash and cash equivalents...............................    18   (96)
Cash and cash equivalents at beginning of period..................   110   113
                                                                   -----  ----
Cash and cash equivalents at end of period........................ $ 128  $ 17
                                                                   =====  ====
Interest payments................................................. $ 117  $ 79
Income tax payments (refunds), net................................ $(334) $ 81

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation, together with its affiliated subsidiaries, (the "Company") is a Delaware corporation that owns and operates hospitals and related health care entities. At March 31, 1998, the Company owned and operated 310 hospitals, 142 freestanding surgery centers (the Company announced an agreement to sell 34 of these centers subsequent to March 31, 1998, see NOTE 10--SUBSEQUENT EVENTS) and provided extensive outpatient and ancillary services, including home health (the Company plans to divest its home health business, see NOTE 5--DISCONTINUED OPERATIONS). The Company is also a partner in several 50/50 joint ventures that own and operate 26 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 35 states, England, Switzerland and Spain.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2--INVESTIGATIONS

  The Company is currently the subject of several federal investigations into its business practices, as well as state governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations.

  Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See NOTE 8-- CONTINGENCIES.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

NOTE 3--RESTRUCTURING OF OPERATIONS

  During 1997, the Company announced it was evaluating and pursuing various restructuring alternatives which included divestitures of certain assets to third parties and possible spin-offs of certain other assets to the Company's stockholders. See NOTE 5--DISCONTINUED OPERATIONS and NOTE 10--SUBSEQUENT EVENTS.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 4--RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

  During the first quarter of 1998, the Company recorded the following pretax charges in connection with the restructuring of operations and the investigation related costs as discussed in NOTE 2 and 3 (in millions):

       Severance costs....................................................  $ 4
       Professional fees related to investigations........................   28
       Other..............................................................    6
                                                                            ---
                                                                            $38
                                                                            ===

NOTE 5--DISCONTINUED OPERATIONS

  In 1997, the Company implemented a plan to sell its home health care business and three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health").

  Revenues of the home health care and Value Health businesses to be disposed of totaled $641 million in the first quarter of 1998 and $340 million for the same period of 1997. Results of operations for these businesses, including interest expense associated with the debt incurred to complete the Value Health merger, are included in "Income (loss) from operations of discontinued businesses" in the condensed consolidated statements of income.

  During the first quarter of 1998, the Company announced agreements to sell Value Rx and Value Behavioral Health ("VBH") (two of the three Value Health units to be divested) for $445 million and $230 million in cash, respectively. The sale of Value Rx was completed April 1, 1998 (see NOTE 10--SUBSEQUENT EVENTS). The sale of VBH is anticipated to be completed in the second quarter of 1998, subject to various regulatory approvals, and is not expected to have a material effect on results of operations. The proceeds from the sale of VBH are expected to be used to repay bank borrowings.

NOTE 6--INCOME TAXES

  The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the Internal Revenue Service (the "IRS") in conjunction with its examination of the Company's 1994 federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 federal income tax returns and Healthtrust, Inc.--The Hospital Company's ("Healthtrust") 1990 through 1992 federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income in 1993 and 1994; and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables in 1993 and 1994. The IRS is claiming an additional $280 million in income taxes and interest through March 31, 1998.

  Tax Court decisions received in 1996 and 1997 related to HCA's 1981 through 1988 federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 1998.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 7--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 1998 and 1997 (dollars in millions, except per share amounts):

                                                                  1998    1997
                                                                 ------- -------
      Numerator (a):
       Income from continuing operations.......................  $   219 $   455
      Denominator:
       Share reconciliation (in thousands):
        Shares used for basic earnings per share...............  642,050 672,525
        Effect of dilutive securities:
         Stock options.........................................    2,178   6,464
         Warrants and other....................................      705     716
                                                                 ------- -------
       Shares used for dilutive earnings per share.............  644,933 679,705
                                                                 ======= =======
      Earnings per share:
       Basic earnings per share from continuing operations.....  $   .34 $   .67
       Diluted earnings per share from continuing operations...  $   .34 $   .66

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8--CONTINGENCIES

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

 General Liability Claims

  The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 9--COMPREHENSIVE INCOME

  The components of comprehensive income, net of related tax, for the three months ended March 31, 1998 and 1997 are as follows (in millions):

                                                                      1998  1997
                                                                      ----  ----
      Net income..................................................... $197  $423
      Unrealized gains on securities.................................   24    37
      Foreign currency translation adjustments.......................   (2)    2
                                                                      ----  ----
      Comprehensive income........................................... $219  $462
                                                                      ====  ====

  The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                                       1998 1997
                                                                       ---- ----
      Unrealized gains on securities.................................. $114 $90
      Foreign currency translation adjustments........................    -   2
                                                                       ---- ---
      Accumulated other comprehensive income.......................... $114 $92
                                                                       ==== ===

NOTE 10--SUBSEQUENT EVENTS

  On April 1, 1998, the Company completed the sale of Value Rx for $445 million in cash. The sale is part of the Company's previously announced restructuring plan (see NOTE 5--DISCONTINUED OPERATIONS). The results of operations and net assets of Value Rx are included as part of "discontinued operations" in the condensed consolidated financial statements. The sale is not expected to have a material effect on results of operations. Proceeds from the sale were used to repay bank borrowings.

  On April 16, 1998, the Company announced an agreement to sell 34 of its ambulatory surgery centers located in "non-core" markets for $550 million in cash. The surgery centers are included in continuing operations. The sale is anticipated to be completed in the third quarter of 1998, subject to various regulatory approvals, and is expected to result in a after-tax gain of approximately $100 million. Proceeds from the sale are expected to be used to repay bank borrowings.

  On April 29, 1998 the Company announced that it now plans to file a ruling request with the Internal Revenue Service for two, rather than three, as previously announced, tax-free spin-off companies. The request is part of the previously announced plan to restructure the Company's operations and is expected to be filed late in the second quarter or early in the third quarter of 1998.

NOTE 11--SEGMENT DISCLOSURES

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which will be effective for the Company's 1998 year-end consolidated financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

  Management is currently evaluating the appropriate disclosures pursuant to the provisions of SFAS 131 in consideration of the Company's ongoing restructuring of operations (as discussed in NOTE 3--RESTRUCTURING OF OPERATIONS),

NOTE 12--ACCOUNTING CHANGE

  During the fourth quarter of 1997, the Company changed its method of accounting for start-up costs, effective January 1, 1997. The first quarter of 1997 has been restated to reflect the cumulative effect of adopting the new method of accounting.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTIGATIONS

  The Company is currently the subject of several federal investigations into its business practices, as well as state governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations.

  Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See NOTE 8 of the notes to condensed consolidated financial statements.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

RESTRUCTURING OF OPERATIONS & DISCONTINUED OPERATIONS

  During 1997, the Company announced it was evaluating and pursuing various restructuring alternatives which included divestitures of certain assets to third parties and possible spin-offs of certain other assets to the Company's stockholders.

  The Company implemented a plan during 1997 to sell its home health care business and three of the four business units acquired through the 1997 merger with Value Health, Inc. ("Value Health"). Results of operations for these businesses are included in "Income (loss) from operations of discontinued businesses" in the condensed consolidated statements of income. See NOTE 5 of notes to condensed consolidated financial statements.

  In the first quarter of 1998, the Company announced agreements to sell Value Rx and Value Behavioral Health (two of the three Value Health units to be divested) for $445 million and $230 million in cash, respectively. The sale of Value Rx was completed in April 1, 1998, see Subsequent Events below. The proceeds from the sale of Value Behavioral Health (expected to be completed in the second quarter of 1998) are expected to be used to repay bank borrowings.

BUSINESS STRATEGY

  The Company's strategy is to be a comprehensive provider of quality health care services in select markets. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company achieves greater visibility and is better able to attract and serve patients and physicians. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) RESULTS OF OPERATIONS

 Revenue/Volume Trends

  In addition to the impact of the ongoing government investigations and related media coverage, the Company's revenues continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients during the three months ended March 31, 1998 and 1997 were 90% and 88%, respectively, of total admissions.

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

  The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Outpatient revenues grew to 36% of net patient revenues in the first quarter of 1998 from 35% in the first quarter of 1997.

  The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 (the "BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs were reduced and will be further reduced as some reductions will be phased in over the next few years.

  Reductions in Medicare and Medicaid reimbursement, increasing percentages of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present an ongoing challenge to the Company. To achieve and maintain a reasonable operating margin in the future periods, the Company must increase patient volumes while controlling the costs of providing services.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Operating Results Summary

  The following is a summary of results from continuing operations for the quarters ended March 31, 1998 and 1997 (dollars in millions, except per share amounts):

                                                      1998            1997
                                                  --------------  -------------
                                                  AMOUNT   RATIO  AMOUNT  RATIO
                                                  ------   -----  ------  -----
Revenues........................................  $4,901   100.0  $4,988  100.0
Salaries and benefits...........................   2,013    41.1   1,876   37.6
Supplies........................................     746    15.2     699   14.0
Other operating expenses........................     940    19.2     962   19.2
Provision for doubtful accounts.................     343     7.0     297    6.0
Depreciation and amortization...................     309     6.3     296    5.9
Interest expense................................     153     3.1     113    2.3
Equity in earnings of affiliates................     (42)   (0.9)    (62)  (1.2)
Restructuring of operations and investigation
 related costs..................................      38     0.8       -      -
                                                  ------   -----  ------  -----
                                                   4,500    91.8   4,181   83.8
                                                  ------   -----  ------  -----
Income from continuing operations before
 minority interests and income taxes............     401     8.2     807   16.2
Minority interests in earnings of consolidated
 entities.......................................      20     0.4      47    1.0
                                                  ------   -----  ------  -----
Income from continuing operations before income
 taxes..........................................     381     7.8     760   15.2
Provision for income taxes......................     162     3.4     305    6.1
                                                  ------   -----  ------  -----
Income from continuing operations...............  $  219     4.4  $  455    9.1
                                                  ======   =====  ======  =====
Basic earnings per share from continuing opera-
 tions..........................................  $  .34          $  .67
Diluted earnings per share from continuing oper-
 ations.........................................  $  .34          $  .66
% changes from prior year:
  Revenues......................................    (1.7%)           6.3%
  Income from continuing operations before in-
   come taxes...................................   (49.8)           12.9
  Income from continuing operations.............   (51.8)           13.0
  Basic earnings per share from continuing oper-
   ations.......................................   (49.3)           11.7
  Diluted earnings per share from continuing op-
   erations.....................................   (48.5)           11.9
  Admissions (a)................................     2.1             1.3
  Equivalent admissions (b).....................     3.3             3.1
  Revenues per equivalent admission.............    (4.8)            3.0
Same-facility % changes from prior year (c):
  Revenues......................................    (2.6%)           6.6%
  Admissions (a)................................     0.7             2.2
  Equivalent admissions (b).....................     2.0             4.2
  Revenues per equivalent admission.............    (4.6)            2.3

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended March 31, 1998 and 1997

  Income from continuing operations before income taxes declined 49.8% to $381 million in 1998 from $760 million in 1997, and pretax margins decreased to 7.8% in 1998 from 15.2% in 1997. The decrease in pretax income was primarily attributable to the decline in revenue growth rates, decreases in the operating margin and costs associated with the restructuring of operations and investigation related costs.

  Revenues decreased 1.7% to $4.9 billion in 1998 compared to $5.0 billion in 1997. Inpatient admissions increased 2.1% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 3.3%. On a same-facility basis, revenues decreased 2.6%, admissions increased 0.7% and equivalent admissions increased 2.0% from a year ago. The decline in both reported and same-facility revenues compared to increases in volumes resulted from declines in revenue per equivalent admissions of 4.8% on a reported basis and 4.6% on a same-facility basis. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting. In addition to the continued increase in the percentage of the Company's patient revenues being derived from outpatient sources, average daily outpatient visits increased 0.8% in 1998 compared to 1997.

  The decline in revenues was due to several factors including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $50 million), continued increases in discounts from the growing number of managed care payers (managed care as a percent of total admissions increased to 36% in 1998 compared to 33% during 1997) and delays experienced in obtaining Medicare cost report settlements (cost report settlements resulted in favorable revenue adjustments of $21 million in 1998 compared to $29 million in 1997).

  Operating expenses increased as a percentage of revenues in every expense category except other operating expenses which remained unchanged and minority interests which declined to 0.4% in 1998 from 1.0% in 1997 due to decreased income from joint ventures that included minority partners. The primary reason for the increases as a percentage of revenues in all other expense categories, as described below, was the Company's inability to adjust expenses on a timely basis in line with the decreases experienced in volume and reimbursement trends. Management attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the volume and revenue growth rate declines.

  Salaries and benefits, as a percentage of revenues, increased to 41.1% in 1998 from 37.6% in 1997. The decline in revenues per equivalent admission was a primary factor for the increase. In addition, the Company was unable to adjust staffing levels corresponding with the declining equivalent admission growth rate (man hours per equivalent admission increased slightly compared to last year).

  Supply costs increased as a percentage of revenues to 15.2% in 1998 from 14.0% in 1997 due to a decline in net revenue per equivalent admission while the cost of supplies per equivalent admission increased.

  As previously discussed, other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) remained unchanged as a percentage of revenues.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended March 31, 1998 and 1997 (Continued)

  Provision for doubtful accounts, as a percentage of revenues, increased to 7.0% in 1998 from 6.0% in 1997 due to internal factors such as continued computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources are directed to installing and converting systems and building new data files, rather that devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect these delays will have on the ultimate amounts collected.

  Depreciation and amortization increased as a percentage of revenues to 6.3% in 1998 from 5.9% in 1997, primarily due to the slowdown in revenue growth and increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

  Interest expense increased to $153 million in 1998 compared to $113 million in 1997 primarily as a result of an increase in average outstanding debt during 1998 compared to last year. This was due, in part, to the additional debt incurred during the third and fourth quarters of 1997 related to the Company's $1.0 billion common stock repurchase program which was completed in the fourth quarter of 1997. Interest expense associated with the increase in debt related to the funding of the 1997 merger with Value Health has been allocated to "Discontinued operations" and is therefore not included in interest expense from continuing operations.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.9% in 1998 from 1.2% in 1997 primarily due to decreased profitability at certain non-consolidated, joint venture facilities.

  During 1998, the Company incurred $38 million ($22 million after-tax or $.03 per diluted share) of costs in connection with the restructuring of operations and investigations. These costs included $28 million in professional fees related to the investigations and $10 million in various other costs.

  The Company incurred a $22 million net loss from operations of it's discontinued businesses in 1998 compared to net income of $24 million during the prior year. The majority of the loss, which is primarily related to the Company's home health care business, is due to approximately $20 million in revenue reductions related to clarification of the Medicare rates of reimbursement for home health visits under the BBA-97. The Company also experienced a decline in home health visits from 4.2 million last year to 2.6 million in 1998.

 Liquidity

  Cash provided by continuing operating activities totaled $688 million during the first quarter of 1998 compared to $569 million in 1997. The increase was primarily due to a $350 million federal income tax refund received during 1998 related to excess estimated payment amounts made during 1997. The refund was partially offset by a decline in net income from 1997 to 1998.

  Cash used in investing activities was approximately $277 million during the first quarter of 1998 compared to $273 for the same period of 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Liquidity (Continued)

  Cash flows used in financing activities totaled $393 million in the first quarter of 1998 compared to $392 million in 1997. The excess of cash flows from operations over cash used in investing activities was primarily used to pay down debt during both the first quarters of 1998 and 1997. Cash was used primarily for payments on bank borrowings during 1998 and payments on the Company's commercial paper program and long-term debt during 1997.

  Working capital totaled $1.4 billion as of March 31, 1998 compared to $1.7 billion at December 31, 1997. Management believes that cash flows from operations, amounts available under the Company's bank revolving credit facilities and proceeds from expected asset sales will be sufficient to meet expected liquidity needs during the next twelve months.

  Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.6 billion at March 31, 1998 and $1.5 billion at December 31, 1997.

  The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at March 31, 1998. In April of 1998, the partner in the Memorial Healthcare Group, Inc. joint venture exercised their put option whereby the Company purchased their remaining interest in the joint venture for approximately $40 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

  During the first quarter of 1998, the Internal Revenue Service (the "IRS") issued guidance regarding the tax consequences of joint ventures between for-profits and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could require the restructuring of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

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

 Capital Resources

  Excluding acquisitions, capital expenditures were $316 million during the first quarter of 1998 compared to $344 million for the same period in 1997. Planned capital expenditures (including construction projects) in 1998 are expected to approximate $1.4 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

  Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $66 million during the first quarter of 1998 and $41 million in 1997.

  The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, unused bank revolving credit facilities and equity. At March 31, 1998, there were projects under construction which had an estimated additional cost to complete and equip over the next few years of approximately $1.2 billion.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Capital Resources (Continued)

  The Company's bank revolving credit facilities (the "Credit Facilities") are comprised of a $2.0 billion five-year revolving credit agreement expiring February 2002 and a $3.0 billion 364-day revolving credit agreement expiring June 1998. Borrowings under the 364-day revolving credit agreement do not mature until one year subsequent to the end of the 364-day period. As of April 30, 1998, the Company had approximately $1.1 billion of credit available under the Credit Facilities.

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

  During the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its Credit Facilities. This was due to the limited access of commercial paper as a funding source caused by downgrades of the Company's senior debt and commercial paper credit ratings by Moody's Investor Service ("Moody's") and Standard and Poor's. In February 1998, Moody's further downgraded the Company's senior debt credit rating to Ba2 from Baa2 and the commercial paper rating to NP (not prime) from P-3.

  As part of the Company's restructuring of operations discussed earlier, the Company announced it is evaluating and pursuing various restructuring alternatives which include divestitures of certain assets to third parties and possible spin-offs of certain assets to the Company's stockholders. These restructuring alternatives could have the effect of materially changing the capital structure of the Company. At this time, management has not determined the future capital structure of the Company.

YEAR 2000 COMPUTER ISSUES

  The Company is continuing to address the Year 2000 issues. Review and modification of internally developed computer programs is progressing through utilization of both internal and external resources. The review of medical and physical plant equipment is being lead by a central internal infrastructure team coordinating the efforts of Year 2000 coordinators that have been identified at each facility. During the first quarter of 1998, the Company incurred approximately $9 million of costs, which are being expensed as incurred, related to its Year 2000 efforts.

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

PENDING IRS DISPUTES

  The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $280 million as of March 31, 1998. Management believes that final resolution of these

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) PENDING IRS DISPUTES (CONTINUED)

disputes will not have a material adverse effect on the results of operations or financial position of the Company. (See NOTE 6 of the notes to condensed consolidated financial statements for a description of the pending IRS disputes).

SUBSEQUENT EVENTS

  On April 1, 1998, the Company completed the sale of Value Rx for $445 million in cash. The sale is part of the Company's previously announced restructuring plan (see NOTE 5 of the notes to condensed consolidated financial statements). The sale is not expected to have a material effect on results of operations. Proceeds from the sale were used to repay bank borrowings.

  On April 16, 1998, the Company announced an agreement to sell 34 of its ambulatory surgery centers located in "non-core" markets for approximately $550 million in cash. The sale is also part of the Company's restructuring plan. The sale is anticipated to be completed in the third quarter of 1998, subject to various regulatory approvals, and is expected to result in a after-tax gain of approximately $100 million. The proceeds from the sale are expected to be used to repay bank borrowings.

  On April 29, 1998, the Company announced that it now plans to file a ruling request with the Internal Revenue Service for two, rather than three as previously announced, tax-free spin-off companies. The request is part of the previously announced plan to restructure the Company's operations and is expected to be filed late in the second quarter or early in the third quarter of 1998.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Quarterly Report on Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices; (ii) the recently enacted changes in the Medicare and Medicaid programs affecting reimbursement to health care providers and insurers; (iii) legislative proposals for health care reform; (iv) the ability to enter into managed care provider arrangements on acceptable terms; (v) liability and other claims asserted against the Company; (vi) changes in the Company's business strategy or development plans; (vii) the departure of key executive officers from the Company; and (viii) the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                 OPERATING DATA

                                                               1998     1997
                                                              ------- ---------
CONSOLIDATED
Number of hospitals in operation at:
  March 31..................................................      310       314
  June 30...................................................                315
  September 30..............................................                314
  December 31...............................................                309
Number of freestanding outpatient surgical centers in opera-
 tion at:
  March 31..................................................      142       143
  June 30...................................................                145
  September 30..............................................                143
  December 31...............................................                140
Licensed hospital beds at (a):
  March 31..................................................   60,739    60,993
  June 30...................................................             61,275
  September 30..............................................             61,071
  December 31...............................................             60,643
Weighted average licensed beds (b):
 Quarter:
  First.....................................................   60,765    61,222
  Second....................................................             61,203
  Third.....................................................             60,981
  Fourth....................................................             60,983
 Year.......................................................             61,096
Average daily census (c):
 Quarter:
  First.....................................................   28,758    28,401
  Second....................................................             25,921
  Third.....................................................             24,343
  Fourth....................................................             25,411
 Year.......................................................             26,006
Admissions (d):
 Quarter:
  First.....................................................  507,600   497,200
  Second....................................................            477,200
  Third.....................................................            461,700
  Fourth....................................................            479,000
 Year.......................................................          1,915,100
Equivalent Admissions (e):
 Quarter:
  First.....................................................  755,800   731,900
  Second....................................................            729,600
  Third.....................................................            711,300
  Fourth....................................................            728,600
 Year.......................................................          2,901,400
Average length of stay (days) (f):
 Quarter:
  First.....................................................      5.1       5.1
  Second....................................................                4.9
  Third.....................................................                4.9
  Fourth....................................................                4.9
 Year.......................................................                5.0

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          OPERATING DATA (CONTINUED)

                            1998  1997
                            ----- -----
NON-CONSOLIDATED (G)
Number of hospitals in op-
 eration at:
  March 31................     26    27
  June 30.................           27
  September 30............           27
  December 31.............           27
Number of freestanding
 outpatient surgical cen-
 ters in operation at:
  March 31................      5     5
  June 30.................            5
  September 30............            5
  December 31.............            5
Licensed hospital beds at:
  March 31................  6,357 6,537
  June 30.................        6,641
  September 30............        6,455
  December 31.............        6,455

--------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Weighted average licensed beds represents the average number of licensed beds weighted based on periods owned.
(c) Represents the average number of patients in hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(e) Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in Columbia's hospitals.
(g) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

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

  In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing and diagnosis related group ("DRG") coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships.

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

  In addition, several hospital facilities affiliated with the Company in various states have received individual federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

  The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations.

  Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See NOTE 8 of the notes to condensed consolidated financial statements.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  The above information supplements the Legal Proceedings section in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) List of Exhibits:

  Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed Charges.
  Exhibit 27--Financial Data Schedule (included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system)

  (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

  On February 6, 1998, the Company filed a report on Form 8-K related to anticipated charges to be recorded in the fourth quarter ended December 31, 1997. The Company also announced it anticipated reporting weaker than expected financial results for the same period.

  On February 19, 1998, the Company filed a report on Form 8-K announcing final results for the fourth quarter and year ended December 31, 1997.

  On March 6, 1998, the Company filed a report on Form 8-K announcing its earnings estimates for the first quarter ended March 31, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

                                                /s/ Kenneth C. Donahey
                                          -------------------------------------
                                                    KENNETH C. DONAHEY
Date: May 8, 1998                               SENIOR VICE PRESIDENT AND
                                                CONTROLLER
                                                  (PRINCIPAL ACCOUNTING
                                                  OFFICER)