Form 10-Q
period 1998-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1998-08-13
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               YES  X     NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

               CLASS OF COMMON STOCK           OUTSTANDING AT JULY 31, 1998
               ---------------------           ----------------------------
       Voting common stock, $.01 par value          624,335,900 shares
       Nonvoting common stock, $.01 par value        21,000,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    1 of 38

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1998

                                                                          PAGE OF
PART I: FINANCIAL INFORMATION                                            FORM 10-Q
-----------------------------                                            ---------
Item 1. Financial Statements
    Condensed Consolidated Statements of Income--for the quarters and six
     months ended June 30, 1998 and 1997.................................     3
    Condensed Consolidated Balance Sheets--June 30, 1998 and December 31,
     1997................................................................     4
    Condensed Consolidated Statements of Cash Flows--for the six months ended
     June 30, 1998 and 1997..............................................     5
    Notes to Condensed Consolidated Financial Statements.................     6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................     12
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6.............................................................     27

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                    QUARTER       SIX MONTHS
                                                 --------------  --------------
                                                  1998    1997    1998    1997
                                                 ------  ------  ------  ------
Revenues.......................................  $4,781  $4,845  $9,682  $9,833
Salaries and benefits..........................   1,998   1,850   4,011   3,726
Supplies.......................................     719     658   1,465   1,357
Other operating expenses.......................     961     943   1,901   1,905
Provision for doubtful accounts................     340     310     683     607
Depreciation and amortization..................     311     308     620     604
Interest expense...............................     145     123     298     236
Equity in earnings of affiliates...............     (33)    (35)    (75)    (97)
Restructuring of operations and investigation
 related costs.................................      31       -      69       -
                                                 ------  ------  ------  ------
                                                  4,472   4,157   8,972   8,338
                                                 ------  ------  ------  ------
Income from continuing operations before
 minority interests and income taxes...........     309     688     710   1,495
Minority interests in earnings of consolidated
 entities......................................      18      45      38      92
                                                 ------  ------  ------  ------
Income from continuing operations before income
 taxes.........................................     291     643     672   1,403
Provision for income taxes.....................     118     258     280     563
                                                 ------  ------  ------  ------
Income from continuing operations..............     173     385     392     840
Discontinued operations:
  Income (loss) from operations of discontinued
   businesses, net of income taxes (benefits)
   of $2 and $18 for the quarters ended June
   30, 1998 and 1997, respectively, and ($14)
   and $34 for the six months ended June 30,
   1998 and 1997, respectively.................     (22)     27     (44)     51
  Loss on disposal of certain discontinued
   businesses..................................     (73)      -     (73)      -
Cumulative effect of accounting change, net of
 income tax benefit of $36.....................       -       -       -     (56)
                                                 ------  ------  ------  ------
  Net income...................................  $   78  $  412  $  275  $  835
                                                 ======  ======  ======  ======
Basic earnings per share:
  Income from continuing operations............  $  .27  $  .58  $  .61  $ 1.25
  Discontinued operations:
   Income (loss) from operations of
    discontinued businesses....................    (.04)    .04    (.07)    .08
   Loss on disposal of certain discontinued
    businesses.................................    (.11)      -    (.11)      -
  Cumulative effect of accounting change.......       -       -       -    (.08)
                                                 ------  ------  ------  ------
    Net income.................................  $  .12  $  .62  $  .43  $ 1.25
                                                 ======  ======  ======  ======
Diluted earnings per share:
  Income from continuing operations............  $  .27  $  .58  $  .61  $ 1.24
  Discontinued operations:
   Income (loss) from operations of
    discontinued businesses....................    (.04)    .04    (.07)    .08
   Loss on disposal of certain discontinued
    businesses.................................    (.11)      -    (.11)      -
  Cumulative effect of accounting change.......       -       -       -    (.08)
                                                 ------  ------  ------  ------
    Net income.................................  $  .12  $  .62  $  .43  $ 1.24
                                                 ======  ======  ======  ======
Cash dividends per share.......................  $  .02  $  .02  $  .04  $  .04
                                                 ======  ======  ======  ======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $    25     $   110
  Accounts receivable, less allowances for doubtful
   accounts of $1,659 in 1998 and $1,661 in 1997.........   2,427       2,522
  Inventories............................................     462         452
  Income taxes receivable................................     227         532
  Other..................................................     905         807
                                                          -------     -------
                                                            4,046       4,423
Property and equipment, at cost..........................  16,814      16,254
Accumulated depreciation.................................  (6,442)     (6,024)
                                                          -------     -------
                                                           10,372      10,230
Investments of insurance subsidiary......................   1,508       1,422
Investments in and advances to affiliates................   1,371       1,329
Intangible assets, net...................................   3,405       3,521
Net assets of discontinued operations....................     141         841
Other....................................................     205         236
                                                          -------     -------
                                                          $21,048     $22,002
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   727     $   929
  Accrued salaries.......................................     449         475
  Other accrued expenses.................................   1,174       1,237
  Long-term debt due within one year.....................   2,669         132
                                                          -------     -------
                                                            5,019       2,773
Long-term debt...........................................   5,693       9,276
Professional liability risks, deferred taxes and other
 liabilities.............................................   1,926       1,867
Minority interests in equity of consolidated entities....     830         836
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000 voting
   shares and 50,000,000 nonvoting shares; outstanding
   623,961,300 voting shares and 21,000,000 nonvoting
   shares--June 30, 1998 and 620,452,200 voting shares
   and 21,000,000 nonvoting shares--December 31, 1997....       6           6
  Capital in excess of par value.........................   3,564       3,480
  Other..................................................      12          13
  Accumulated other comprehensive income.................      90          92
  Retained earnings......................................   3,908       3,659
                                                          -------     -------
                                                            7,580       7,250
                                                          -------     -------
                                                          $21,048     $22,002
                                                          =======     =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                   1998   1997
                                                                  ------  ----
Cash flows from continuing operating activities:
  Net income.....................................................   $275  $835
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Provision for doubtful accounts..............................    683   607
    Increase in accounts receivable..............................   (607) (819)
    Depreciation and amortization................................    620   604
    Income taxes.................................................    296  (116)
    Loss (income) from discontinued operations...................    117   (51)
    Cumulative effect of accounting change.......................      -    56
    Changes in other operating assets and liabilities............   (367) (341)
    Other........................................................    (10)   35
                                                                  ------  ----
      Net cash provided by continuing operating activities.......  1,007   810
                                                                  ------  ----
Cash flows from investing activities:
  Purchase of property and equipment.............................   (666) (696)
  Acquisition of hospitals and health care entities..............   (116) (133)
  Investments in and advances to affiliates......................      -   (29)
  Disposition of hospitals and health care entities..............     66   184
  Change in other investments....................................   (107) (124)
  Change in investment in discontinued operations, net...........     43    19
  Sale of certain discontinued operations........................    619     -
  Other..........................................................     72    61
                                                                  ------  ----
      Net cash used in investing activities......................    (89) (718)
                                                                  ------  ----
Cash flows from financing activities:
  Issuance of long-term debt.....................................      -   209
  Net change in commercial paper and bank borrowings.............   (916)  622
  Repayment of long-term debt....................................   (140) (187)
  Payment of cash dividends......................................    (26)  (27)
  Issuances (repurchases) of common stock, net...................     78  (718)
  Other..........................................................      1     5
                                                                  ------  ----
      Net cash used in financing activities...................... (1,003)  (96)
                                                                  ------  ----
Change in cash and cash equivalents..............................    (85)   (4)
Cash and cash equivalents at beginning of period.................    110   113
                                                                  ------  ----
Cash and cash equivalents at end of period....................... $   25  $109
                                                                  ======  ====
Interest payments................................................ $  294  $240
Income tax payments (refunds), net............................... $  (13) $709

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2--INVESTIGATIONS

  The Company is currently the subject of several federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the scope of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 9-- Contingencies and Part II, Item 1: Legal Proceedings.)

NOTE 3--RESTRUCTURING OF OPERATIONS

  The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes divestitures of certain businesses as described in Note 5-- Discontinued Operations, divestitures of certain hospitals and surgery centers to third parties and spin-offs of certain other assets to the Company's stockholders.

 Divestiture of Certain Hospitals and Surgery Centers

  In May 1998, the Company announced agreements to sell 22 hospitals and certain related facilities to a consortium of not-for-profit entities for an aggregate sales price of approximately $1.2 billion. The agreements are subject to customary conditions, including state regulatory, antitrust and certain other approvals. The sales of 21 of these hospitals are expected to be completed in the third quarter of 1998 and result in an after-tax gain of approximately $300 million. Proceeds from the sales are expected to be used to repay bank borrowings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 3--RESTRUCTURING OF OPERATIONS (CONTINUED)

 Divestiture of Certain Hospitals and Surgery Centers (Continued)

  In addition, during the first six months of 1998 the Company has completed the sales of four hospitals and reached agreements to sell 11 more hospitals to various entities for gross proceeds of approximately $300 million.These transactions are not expected to have a material effect on results of operations. Proceeds from the sales are expected to be used to repay bank borrowings.

  In April 1998, the Company announced an agreement to sell 34 of its ambulatory surgery centers located in "non-core" markets. The sale of these ambulatory surgery centers was completed during July 1998 (See Note 11-- Subsequent Events).

 Spin-Offs

  The Company is continuing with its previously announced plan of filing a ruling request with the Internal Revenue Service (the "IRS") to create two tax-free spin-off companies. In July 1998, the Company's board of directors authorized the submission of the ruling request to the IRS. (See Note 11-- Subsequent Events). The two proposed spin-off companies currently represent the Pacific and America operating groups.

  The Pacific group is currently comprised of 42 consolidating hospitals with approximately $460 million and $950 million in revenues for the quarter and six months ended June 30, 1998, respectively. The Pacific group also has an equity interest in one non-consolidated hospital.

  The America group is currently comprised of 22 consolidating hospitals with approximately $125 million and $260 million in revenues for the quarter and six months ended June 30, 1998, respectively.

NOTE 4--CHARGES RELATED TO INVESTIGATIONS AND RESTRUCTURING OF OPERATIONS

  During 1998, the Company recorded the following pretax charges related to the investigations and restructuring of operations as discussed in Notes 2 and 3 (in millions):

                                                              QUARTER SIX MONTHS
                                                              ------- ----------
      Professional fees related to investigations............   $24      $52
      Severance costs........................................     -        4
      Other..................................................     7       13
                                                                ---      ---
                                                                $31      $69
                                                                ===      ===

NOTE 5--DISCONTINUED OPERATIONS

  Included in discontinued operations are three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. The Company implemented a plan to dispose of these businesses during 1997.

  Revenues of the home health care and Value Health businesses to be disposed of totaled $181 million and $342 million for the quarter ended June 30, 1998 and 1997, respectively, and $822 million and $682 million for the six months ended June 30, 1998 and 1997, respectively.

  During the second quarter of 1998, the Company completed the sale of all three Value Health units for proceeds totaling approximately $619 million. The proceeds were used to repay bank borrowings. The Company recorded a $73 million loss upon completion of these disposals in 1998 which reflects changes to the estimated loss on disposal of discontinued operations of $443 million recorded in the fourth quarter of 1997.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 5--DISCONTINUED OPERATIONS (CONTINUED)

  In June 1998, the Company announced four separate agreements to sell the majority of its home health care operations (except operations in the state of Florida) for approximately $60 million. Subsequent to the second quarter of 1998, the Company announced the signing of an agreement to sell its home health operations in Florida for approximately $30 million. All of these sales are expected to be completed by the end of the year, subject to various regulatory approvals, and are not expected to have a material effect on results of operations. The proceeds from the sales are expected to be used to repay bank borrowings.

NOTE 6--INCOME TAXES

  The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the Internal Revenue Service (the "IRS") in conjunction with its examination of the Company's 1994 federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America's ("HCA") 1981 through 1988 and 1991 through 1993 federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $332 million in income taxes and interest through June 30, 1998.

  Tax Court decisions received in 1996 and 1997 related to HCA's 1981 through 1988 federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 1998.

  Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 7--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the quarters and six months ended June 30, 1998 and 1997 (dollars in millions, except per share amounts):

                                                 QUARTER         SIX MONTHS
                                            ----------------- -----------------
                                              1998     1997     1998     1997
                                            -------- -------- -------- --------
Numerator(a):
  Income from continuing operations........ $    173 $    385 $    392 $    840
Denominator:
  Share reconciliation (in thousands):
    Shares used for basic earnings per
     share.................................  643,440  661,723  642,749  667,094
    Effect of dilutive securities:
      Stock options........................    3,956    4,587    3,067    5,526
      Warrants and other...................      597      796      651      756
                                            -------- -------- -------- --------
  Shares used for dilutive earnings per
   share...................................  647,993  667,106  646,467  673,376
                                            ======== ======== ======== ========
Earnings per share:
  Basic earnings per share from continuing
   operations.............................. $    .27 $    .58 $    .61 $   1.25
  Diluted earnings per share from
   continuing operations................... $    .27 $    .58 $    .61 $   1.24

--------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8--LONG-TERM DEBT

  Current portion of long-term debt at June 30, 1998 includes approximately $2.4 billion outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan (the "one- year term loan").

  On July 10, 1998, the Company amended its one-year term loan and $2.0 billion five-year revolving credit agreement (the "Revolving Credit Facility"). The amendments were primarily made to allow the Company to repurchase up to $1.0 billion of its common stock (see Note 11--Subsequent Events).

  On July 10, 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures February 2002. Proceeds from the $1.0 billion term loan were used to reduce borrowings under the Company's Revolving Credit Facility, which the Company anticipates using to finance the $1.0 billion stock repurchase program.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 9--CONTINGENCIES

 Significant Legal Proceedings

  Various lawsuits, claims and legal proceedings (see Note 2--Investigations, for a description of the ongoing government investigations) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients, as well as other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

 General Liability Claims

  The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position (see Part II, Item 1: Legal Proceedings).

NOTE 10--COMPREHENSIVE INCOME

  The components of comprehensive income, net of related tax, for the quarters and six months ended June 30, 1998 and 1997 are as follows (in millions):

                                                                        SIX
                                                           QUARTER    MONTHS
                                                          ---------- ----------
                                                          1998  1997 1998  1997
                                                          ----  ---- ----  ----
Net income............................................... $78   $412 $275  $835
Unrealized gains (losses) on securities.................. (24)    28    -    14
Foreign currency translation adjustments.................   -      2   (2)    3
                                                          ---   ---- ----  ----
Comprehensive income..................................... $54   $442 $273  $852
                                                          ===   ==== ====  ====

  The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                                       1998 1997
                                                                       ---- ----
      Unrealized gains on securities.................................. $90  $90
      Foreign currency translation adjustments........................   -    2
                                                                       ---  ---
      Accumulated other comprehensive income.......................... $90  $92
                                                                       ===  ===

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 11--SUBSEQUENT EVENTS

  In July 1998, the Company completed the sale of 34 of its ambulatory surgery centers for proceeds of approximately $550 million. The sale resulted in an after-tax gain of approximately $100 million. Proceeds from the sale were used to repay bank borrowings.

  On July 16, 1998, the Company's board of directors authorized the submission of a request for a ruling from the IRS for two tax-free spin-off Companies, comprising the Pacific and America operating groups. The request is expected to be filed in August 1998.

  On July 29, 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock may be purchased. In August 1998, the Company commenced the repurchase program by entering into a series of forward purchase contracts. The number of shares to be purchased and the timing of purchases will be based upon several factors, including the price of the Company's common stock, general market conditions, the status of the ongoing federal and state governmental investigations of the Company's business practices and other factors. In light of the ongoing investigations, prior to the completion of the stock repurchase program, the Company will address any government concerns related to the program.

NOTE 12--DERIVATIVES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTIGATIONS

  The Company is currently the subject of several federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 9-- Contingencies of the Notes to the Condensed Consolidated Financial Statements and Part II, Item 1: Legal Proceedings.)

RESTRUCTURING OF OPERATIONS & DISCONTINUED OPERATIONS

  The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes divestitures of certain hospitals and surgery centers to third parties and spin-offs of certain other assets to the Company's stockholders (See in Note 3--Restructuring Operations of the Notes to the Condensed Consolidated Financial Statements) and the divestitures of certain discontinued business (See Note 5--Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements).

BUSINESS STRATEGY

  The Company's strategy is to be a comprehensive provider of quality health care services in select markets. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a community service area, the Company is better able to attract and serve patients and physicians. The Company is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

 Revenue/Volume Trends

   The Company has experienced a decline in volumes and revenues as well as operational deficiencies. Management believes that the impact of the ongoing government investigations and related media coverage, and the announced sale of several hospitals as part of the Company's restructuring of operations has created uncertainty in the respective communities.

  The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis and an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 90% and 87% of total admissions for the six months ended June 30, 1998 and 1997, respectively.

  Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. These purchasers then become discounted payers, similar to HMOs and PPOs, in virtually all markets and make it increasingly difficult for providers, including the Company, to maintain their historical revenue growth trends. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

  The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Outpatient revenues grew to 37% of net patient revenues for the six months ended June 30, 1998 from 36% during the same period last year.

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

  Reductions in Medicare and Medicaid reimbursement, increasing percentages of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present an ongoing challenge to the Company. To achieve and maintain a reasonable operating margin in future periods, the Company must increase patient volumes while controlling the costs of providing services.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Operating Results Summary

  The following is a summary of results from continuing operations for the quarters and six months ended June 30, 1998 and 1997 (dollars in millions, except per share amounts):

                                                          QUARTER
                                                 -----------------------------
                                                     1998            1997
                                                 --------------  -------------
                                                 AMOUNT   RATIO  AMOUNT  RATIO
                                                 ------   -----  ------  -----
Revenues........................................ $4,781   100.0  $4,845  100.0
Salaries and benefits...........................  1,998    41.8   1,850   38.2
Supplies........................................    719    15.0     658   13.6
Other operating expenses........................    961    20.2     943   19.4
Provision for doubtful accounts.................    340     7.1     310    6.4
Depreciation and amortization...................    311     6.4     308    6.4
Interest expense................................    145     3.0     123    2.5
Equity in earnings of affiliates................    (33)   (0.7)    (35)  (0.7)
Restructuring of operations and investigation
 related costs..................................     31     0.7       -      -
                                                 ------   -----  ------  -----
                                                  4,472    93.5   4,157   85.8
                                                 ------   -----  ------  -----
Income from continuing operations before
 minority interests and income taxes............    309     6.5     688   14.2
Minority interests in earnings of consolidated
 entities.......................................     18     0.4      45    0.9
                                                 ------   -----  ------  -----
Income from continuing operations before income
 taxes..........................................    291     6.1     643   13.3
Provision for income taxes......................    118     2.5     258    5.4
                                                 ------   -----  ------  -----
Income from continuing operations............... $  173     3.6  $  385    7.9
                                                 ======   =====  ======  =====
Diluted earnings per share from continuing
 operations..................................... $  .27          $  .58
% changes from prior year:
  Revenues......................................   (1.3%)           3.7%
  Income from continuing operations before
   income taxes.................................  (54.7)            6.5
  Income from continuing operations.............  (55.0)            6.6
  Diluted earnings per share from continuing
   operations...................................  (53.4)            7.4
  Admissions (a)................................   (0.6)
  Equivalent admissions (b).....................    0.3
  Revenues per equivalent admission.............   (1.6)
Same-facility % changes from prior year (c):
  Revenues......................................   (3.0%)
  Admissions (a)................................   (0.5)
  Equivalent admissions (b).....................    0.6
  Revenues per equivalent admission.............   (3.7)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

                                                        SIX MONTHS
                                                 -----------------------------
                                                     1998            1997
                                                 --------------  -------------
                                                 AMOUNT   RATIO  AMOUNT  RATIO
                                                 ------   -----  ------  -----
Revenues........................................ $9,682   100.0% $9,833  100.0%
Salaries and benefits...........................  4,011    41.4   3,726   37.9
Supplies........................................  1,465    15.1   1,357   13.8
Other operating expenses........................  1,901    19.7   1,905   19.4
Provision for doubtful accounts.................    683     7.1     607    6.2
Depreciation and amortization...................    620     6.4     604    6.1
Interest expense................................    298     3.1     236    2.4
Equity in earnings of affiliates................    (75)   (0.8)    (97)  (1.0)
Restructuring of operations and investigation
 related costs..................................     69     0.7       -      -
                                                 ------   -----  ------  -----
                                                  8,972    92.7   8,338   84.8
                                                 ------   -----  ------  -----
Income from continuing operations before
 minority interests and income taxes............    710     7.3   1,495   15.2
Minority interests in earnings of consolidated
 entities.......................................     38     0.4      92    0.9
                                                 ------   -----  ------  -----
Income from continuing operations before income
 taxes..........................................    672     6.9   1,403   14.3
Provision for income taxes......................    280     2.8     563    5.7
                                                 ------   -----  ------  -----
Income from continuing operations............... $  392     4.1  $  840    8.6
                                                 ======   =====  ======  =====
Diluted earnings per share from continuing
 operations..................................... $  .61          $ 1.24
% changes from prior year:
  Revenues......................................   (1.5%)           5.0
  Income from continuing operations before
   income taxes.................................  (52.1)            9.9
  Income from continuing operations.............  (53.3)            9.9
  Diluted earnings per share from continuing
   operations...................................  (50.8)            9.7
  Admissions (a)................................    0.8
  Equivalent admissions (b).....................    1.8
  Revenues per equivalent admission.............   (3.3)
Same-facility % changes from prior year (c):
  Revenues......................................   (2.8)
  Admissions(a).................................    0.3
  Equivalent admissions (b).....................    1.5
  Revenues per equivalent admission.............   (4.2)

--------
(a) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(b) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) "Same facility" information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year. The facilities to be sold as part of the Company's restructuring of operations efforts will continue to be included in "same facility" until the date they are divested.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended June 30, 1998 and 1997

  Income from continuing operations before income taxes declined 54.7% to $291 million in 1998 from $643 million in 1997, and pretax margins decreased to 6.1% in 1998 from 13.3% in 1997. The decrease in pretax income was primarily attributable to the decline in revenues, a decrease in the operating margins and costs associated with the restructuring of the Company's operations and investigation related costs. The announced sale of several hospitals as part of the Company's restructuring of operations also contributed to the declines in revenues and admissions as well as operating margins.

  Revenues decreased 1.3% to $4,781 million in 1998 compared to $4,845 million in 1997. Inpatient admissions decreased 0.6% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.3%. On a same-facility basis, revenues decreased 3.0%, admissions decreased 0.5% and equivalent admissions increased 0.6% from a year ago. The decline in both reported and same-facility revenues compared to increases in equivalent admissions resulted from declines in revenue per equivalent admissions of 1.6% on a reported basis and 3.7% on a same-facility basis. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting.

  The decline in revenues was due to several factors including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $55 million for the quarter), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 39% in 1998 compared to 35% during 1997) and delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $18 million in 1998 compared to $72 million in 1997).

  Operating expenses increased as a percentage of revenues in almost every expense category, except depreciation and amortization, which remained unchanged, and minority interests, which declined 0.5% from 1997 due to decreased income from joint ventures that included minority partners. The primary reason for the increases as a percentage of revenues in all other expense categories, as described below, was the Company's inability to adjust expenses in line with the decreases experienced in volumes and reimbursement trends. Management attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the volume and revenue declines.

  Salaries and benefits, as a percentage of revenues, increased to 41.8% in 1998 from 38.2% in 1997. The decline in revenues per equivalent admission was a primary factor in the increase. In addition, the Company was unable to adjust staffing levels corresponding with the declining equivalent admission growth (man hours per equivalent admission increased slightly compared to last year).

  Supply costs increased as a percentage of revenues to 15.0% in 1998 from 13.6% in 1997 due to a decline in net revenue per equivalent admission while the cost of supplies per equivalent admission increased.

  Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 20.2% in 1998 from 19.4% in 1997. The increase was due to small increases in several of these areas as a percentage of revenues.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended June 30, 1998 and 1997 (Continued)

  Provision for doubtful accounts, as a percentage of revenues, increased to 7.1% in 1998 from 6.4% in 1997 due to internal factors such as continued computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources are directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company continues to experience increased occurrences of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. The delays in collections result in an increase in receivables reserved under the Company's bad debt allowance policy. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect these delays will have on the ultimate amounts collected.

  Interest expense increased to $145 million in 1998 compared to $123 million in 1997 primarily as a result of an increase in average outstanding debt during 1998 compared to last year. This was due, in part, to the additional debt incurred during the third and fourth quarters of 1997 related to the Company's $1.0 billion common stock repurchase program which was completed in the fourth quarter of 1997. Interest expense associated with the increase in debt related to the funding of the 1997 merger with Value Health has been allocated to "Discontinued operations" for the periods prior to the sales of the respective Value Health businesses and is therefore excluded from interest expense from continuing operations for certain periods.

  Equity in earnings of affiliates remained unchanged at 0.7% of revenues as compared to last year.

  During 1998, the Company incurred $31 million ($18 million after-tax or $.03 per diluted share) of costs in connection with the restructuring of operations and investigations. These costs included $24 million in professional fees related to the investigations and $7 million in various other costs.

  The Company incurred a $22 million net loss from operations of its discontinued businesses in 1998 compared to net income of $27 million during the prior year. The majority of the loss, which is primarily related to the Company's home health care business, is due to revenue reductions related to Medicare rates of reimbursement for home health visits under the BBA-97, and a decline in home health visits from 4.3 million last year to 2.1 million in 1998. The Company also incurred a $73 million loss on disposal of three Value Health business units acquired in 1997. The loss reflects adjustments to the Company's 1997 estimated loss on disposal for these businesses.

 Six Months Ended June 30, 1998 and 1997

  Income from continuing operations before income taxes declined 52.1% to $672 million in 1998 from $1,403 million in 1997, and pretax margins decreased to 6.9% in 1998 from 14.3% in 1997. The decrease in pretax income was primarily attributable to the decline in revenues, decreases in the operating margin and costs associated with the restructuring of operations and investigation related costs. The announced sale of several hospitals as part of the Company's restructuring of operations also contributed to the declines in both revenues and operating margins.

  Revenues decreased 1.5% to $9.7 billion in 1998 compared to $9.8 billion in 1997. Inpatient admissions increased 0.8% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 1.8%. On a same-facility basis, revenues decreased 2.8%, admissions increased 0.3% and equivalent admissions increased 1.5% from a year ago. The decline in both reported and same-facility revenues compared to increases in equivalent admissions resulted from declines in revenue per equivalent admission of

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
 Six Months Ended June 30, 1998 and 1997 (Continued)

3.3% on a reported basis and 4.2% on a same-facility basis. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting.

  The decline in revenues was due to several factors including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $100 million), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 38% in 1998 compared to 33% during 1997) and delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $39 million in 1998 compared to $101 million in 1997).

  Operating expenses increased as a percentage of revenues in almost every expense category except minority interests which declined 0.5% from 1997 due to decreased income from joint ventures that included minority partners. The primary reason for the increases as a percentage of revenues in all other expense categories, as described below, was the Company's inability to adjust expenses in line with the decreases experienced in volumes and reimbursement trends. Management attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the volume and revenue declines.

  Salaries and benefits, as a percentage of revenues, increased to 41.4% in 1998 from 37.9% in 1997. The decline in revenues per equivalent admission was a primary factor in the increase. In addition, the Company was unable to adjust staffing levels corresponding with the declining equivalent admission growth (man hours per equivalent admission increased slightly compared to last year).

  Supply costs increased as a percentage of revenues to 15.1% in 1998 from 13.8% in 1997 due to a decline in net revenue per equivalent admission while the cost of supplies per equivalent admission increased.

  Other operating expenses (which includes various expense categories) increased as a percentage of revenues to 19.7% in 1998 from 19.4% in 1997.

  Provision for doubtful accounts, as a percentage of revenues, increased to 7.1% in 1998 from 6.2% in 1997 due to internal factors such as continued computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources are directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect these delays will have on the ultimate amounts collected.

  Depreciation and amortization increased as a percentage of revenues to 6.4% in 1998 from 6.1% in 1997, primarily due to the slowdown in revenue growth and increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
 Six Months Ended June 30, 1998 and 1997 (Continued)

  Interest expense increased to $298 million in 1998 compared to $236 million in 1997, primarily as a result of an increase in average outstanding debt during 1998 compared to last year. This was due, in part, to the additional debt incurred during the third and fourth quarters of 1997 related to the Company's $1.0 billion common stock repurchase program which was completed in the fourth quarter of 1997. Interest expense associated with the increase in debt related to the funding of the 1997 merger with Value Health has been allocated to "Discontinued operations" for periods prior to the sales of the respective Value Health businesses and is therefore excluded from interest expense from continuing operations for certain periods.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.8% in 1998 from 1.0% in 1997 primarily due to decreased profitability at certain non-consolidated joint venture facilities.

  During 1998, the Company incurred $69 million ($40 million after-tax or $.06 per diluted share) of costs in connection with the restructuring of operations and investigations. These costs included $52 million in professional fees related to the investigations and $17 million in various other costs.

  The Company incurred a $44 million net loss from operations of it's discontinued businesses in 1998 compared to net income of $51 million during the prior year. The majority of the loss, which is primarily related to the Company's home health care business, is due to revenue reductions related to Medicare rates of reimbursement for home health visits under the BBA-97 and a decline in home health visits from 8.5 million last year to 4.7 million in 1998.

 Liquidity

  Cash provided by continuing operating activities totaled approximately $1.0 billion during the first six months of 1998 compared to $810 million in 1997. The increase was primarily due to a $350 million federal income tax refund received during 1998 related to excess estimated payment amounts made during 1997. The refund was partially offset by a decline in net income from 1997 to 1998.

  Cash used in investing activities declined to $89 million during the first six months of 1998 from $718 million for the same period of 1997. The decline was primarily due to $619 million in proceeds from the sale of certain discontinued businesses offsetting capital expenditures of $666 million, which were comparable to $696 million of capital expenditures in 1997.

  Cash flows used in financing activities totaled approximately $1.0 billion during the first six months of 1998 compared to $96 million in 1997. The excess of cash flows from continuing operations over cash used in investing activities was primarily used to pay down debt during the first six months of 1998. During 1997, the excess cash flow from continuing operations over cash used in investing activities along with net additional borrowings of $644 million were used to repurchase $718 million of the Company's common stock under its share repurchase program.

  At June 30, 1998, current liabilities exceeded current assets by $973 million. Included in current liabilities is approximately $2.4 billion outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan (the "one-year term loan"). The Company expects to repay the one-year term loan primarily through proceeds from facility sales. Working capital balances totaled $1.7 billion at December 31, 1997. Management believes that proceeds from expected asset sales, cash flows from operations and amounts available under the Company's $2.0 billion five-year revolving credit facility due February 2002 (the "Revolving Credit Facility") will be sufficient to meet expected liquidity needs during the next twelve months.

  Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at June 30, 1998 and $1.5 billion at December 31, 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
 Liquidity (Continued)

  The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at June 30, 1998. During April 1998, the partner in the Memorial Healthcare Group, Inc. joint venture exercised their put option whereby the Company purchased their remaining interest in the joint venture for approximately $40 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

  During the first quarter of 1998, the Internal Revenue Service (the "IRS") issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could require the restructuring of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

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

 Capital Resources

  Excluding acquisitions, capital expenditures were $666 million during the first six months of 1998 compared to $696 million for the same period in 1997. Planned capital expenditures (including construction projects) in 1998 are expected to approximate $1.4 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities.

  Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $116 million during the first six months of 1998 and $162 million in 1997.

  The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's Revolving Credit Facility (approximately $1.8 billion as of July 31,1998) and equity. At June 30, 1998, there were projects under construction which had an estimated additional cost to complete and equip over the next few years of approximately $1.3 billion.

  During July 1998, the Company amended the one-year term loan and the Revolving Credit Facility primarily to allow for a $1.0 billion share repurchase of its common stock. Also during July 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures February 2002. Proceeds from $1.0 billion term loan were used to reduce borrowings under the Company's Revolving Credit Facility which the Company anticipates using to finance the $1.0 billion stock repurchase program.

  The one-year term loan, the Revolving Credit Facility and the new $1.0 billion term loan contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, (iii) limitations on repurchases of the Company's common stock,
(iv) maintenance of certain interest coverage ratios and (v) attaining certain minimum levels of consolidated earnings before interest, taxes,

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
 Capital Resources (Continued)

depreciation and amortization. The Revolving Credit Facility and one-year term loan also provide for the mandatory prepayment of loans thereunder, and a corresponding reduction of commitments in the case of certain asset sales and certain debt or equity issuances. The Company is currently in compliance with all such covenants.

  During the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its bank credit facilities. This was due to the limited access of commercial paper as a funding source caused by downgrades of the Company's senior debt and commercial paper credit ratings by Moody's Investor Service ("Moody's") and Standard and Poor's. In February 1998, Moody's further downgraded the Company's senior debt credit rating to Ba2 from Baa2 and the commercial paper rating to NP (not prime) from P-3.

  As part of the Company's restructuring of operations discussed earlier, the Company announced it is pursuing various restructuring alternatives which include divestitures of certain assets to third parties and spin-offs of certain assets to the Company's stockholders. These restructuring alternatives could have the effect of materially changing the capital structure of the Company. At this time, management has not determined the future capital structure of the Company.

YEAR 2000 ISSUES

  The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient diagnosis and treatment.

  With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, the Company has identified various software applications that are being addressed on separate time lines. The Company has begun remediating for all these software applications and is testing the software applications where remediation has been completed. The Company has also completed the assessment of mission critical third party software (i.e., that software which is essential for day to day operations) and has developed testing and implementation plans with separate time lines. The Company anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 1999. The Company's efforts are currently on schedule.

  With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware, systems software, business software, and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 Impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by June 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

YEAR 2000 ISSUES (CONTINUED)



  The Company presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for its computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.

  With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by June 1999. The non-IT infrastructure portion of the Company's Year 2000 project is currently on schedule.

  The Company is prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient safety and health. The Company is directing the majority of its efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. The Company is relying on information that is being provided to it by equipment and medical device manufacturers regarding the Year 2000 status of their products. While the Company is attempting to evaluate information provided by its present vendors, there can be no assurance that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.

  The Company has initiated communications with its major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company has not received assurances that these interfaces will be timely converted. Failure of these third party systems could have a material adverse affect on the Company's results of operations. The Company also has initiated communications with its mission critical suppliers and vendors (i.e. those suppliers and vendors whose products and services are essential for day to day operations) to assure their continued operation through the Year 2000. The Company is continuing its efforts to obtain such assurances from all mission critical suppliers and vendors. Failure of these third parties could have a material impact on operations and/or the ability to provide health care services. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.

  The Company is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of such resources, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 efforts, or the failures of third parties upon which the Company relies, are not accurately or timely completed. This development phase will continue through the end of 1998 with the implementation of contingency plans occuring in 1999.

  The Year 2000 project is currently estimated to have a minimum total cost of $75 million, of which the Company has incurred $18 million through the first six months of 1998. Cumulatively, the Company has incurred $33 million of costs related to the Year 2000 project. The increase to the estimated minimum total cost is related to estimates for repair or replacement of non-IT systems. The Company recognizes that the total cost is likely to increase as it completes its assessment of non-IT systems and as it continues its remediation and testing of IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

YEAR 2000 ISSUES (CONTINUED)


assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows.

  The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and all medical equipment.

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

PENDING IRS DISPUTES

  The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $332 million as of June 30, 1998. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company. (See Note 6--Income Taxes of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


SUBSEQUENT EVENTS

  In July 1998, the Company completed the sale of 34 of its ambulatory surgery centers for proceeds of approximately $550 million. The sale resulted in an after-tax gain of approximately $100 million. Proceeds from the sale were used to repay bank borrowings.

  On July 16, 1998, the Company's board of directors authorized the submission of a request for a ruling from the IRS for two tax-free spin-off Companies, comprising the Pacific and America operating groups. The request is expected to be filed in August 1998.

  On July 29, 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock may be purchased. In August 1998, the Company commenced the repurchase program by entering into a series of forward purchase contracts. The number of shares to be purchased and the timing of purchases will be based upon several factors, including the price of the Company's common stock, general market conditions, the status of the ongoing federal and state governmental investigations of the Company's business practices and other factors. In light of the ongoing investigations, prior to the completion of the stock repurchase program, the Company will address any government concerns related to the program.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," "estimates" and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) general economic and business conditions,
(ii) competition; (iii) existing laws and governmental regulations and changes in, or the failure to comply with laws on governmental regulations; (iv) the outcome of the known and unknown governmental investigations of the Company's business practices; (v) the recently enacted changes in the Medicare and Medicaid programs affecting reimbursement to healthcare providers and insurers; (vi) legislative proposals for healthcare reform; (vii) the ability to enter into managed care provider arrangements on acceptable terms; (viii) liability and other claims asserted against the Company; (ix) changes in business strategy or development plans; (x) the ability to attract and retain qualified management and personnel, including physicians; (xi) the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; (xii) Year 2000 issues. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                                 OPERATING DATA

CONSOLIDATED                                                  1998     1997
------------                                                 ------- ---------
Number of hospitals in operation at:
  March 31..................................................     310       314
  June 30...................................................     309       315
  September 30..............................................               314
  December 31...............................................               309
Number of freestanding outpatient surgical centers in
 operation at:
  March 31..................................................     142       143
  June 30 (a)...............................................     139       145
  September 30..............................................               143
  December 31...............................................               140
Licensed hospital beds at (b):
  March 31..................................................  60,739    60,993
  June 30...................................................  60,418    61,275
  September 30..............................................            61,071
  December 31...............................................            60,643
Weighted average licensed beds (c):
 Quarter:
  First.....................................................  60,765    61,222
  Second....................................................  60,712    61,203
  Third.....................................................            60,981
  Fourth....................................................            60,983
 Year.......................................................            61,096
Average daily census (d):
 Quarter:
  First.....................................................  28,758    28,401
  Second....................................................  25,515    25,921
  Third.....................................................            24,343
  Fourth....................................................            25,411
 Year.......................................................            26,006
Admissions (e):
 Quarter:
  First..................................................... 507,600   497,200
  Second.................................................... 474,400   477,200
  Third.....................................................           461,700
  Fourth....................................................           479,000
 Year.......................................................         1,915,100
Equivalent Admissions (f):
 Quarter:
  First..................................................... 755,800   731,900
  Second.................................................... 731,900   729,600
  Third.....................................................           711,300
  Fourth....................................................           728,600
 Year.......................................................         2,901,400
Average length of stay (days) (g):
 Quarter:
  First.....................................................     5.1       5.1
  Second....................................................     4.9       4.9
  Third.....................................................               4.9
  Fourth....................................................               4.9
 Year.......................................................               5.0

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                          OPERATING DATA (CONTINUED)

NON-CONSOLIDATED (h)        1998  1997
--------------------        ----- -----
Number of hospitals in
 operation at:
  March 31................     26    27
  June 30.................     26    27
  September 30............           27
  December 31.............           27
Number of freestanding
 outpatient surgical
 centers in operation at:
  March 31................      5     5
  June 30.................      5     5
  September 30............            5
  December 31.............            5
Licensed hospital beds at:
  March 31................  6,357 6,537
  June 30.................  6,317 6,641
  September 30............        6,455
  December 31.............        6,455

--------
(a) Amounts include 34 surgery centers which were sold by the Company in July 1998.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Weighted average licensed beds represents the average number of licensed beds weighted based on periods owned.
(d) Average daily census represents the average number of patients in hospital beds each day.
(e) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(f) Equivalent admissions are computed by multiplying admission (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Average length of stay represents the average number of days admitted patients stay in the Company's hospitals.
(h) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia. They are accounted for using the equity method of accounting and therefore, are not included on a fully consolidated basis in the condensed consolidated financial statements.

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

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted on July 22, 1998 by a superseding indictment.

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

  Given the scope of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  The Company is also the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation relates to the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See NOTE 2 and NOTE 9 of the Notes to Condensed Consolidated Financial Statements.)

LAWSUITS

 Qui Tam Actions

  Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. The government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S)3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases that it is unaware of.

  The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515 was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Plaintiffs have filed a motion for partial summary judgment which is pending.

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation, et al., was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). In general, the relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals; (ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing free or reduced rate rents for office space; (vi) providing free or reduced rate vacations and trips; (vii) providing free or reduced rate opportunities for additional medical training; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The defendants filed a Motion to Dismiss the Second Amended Complaint in November 1995 which was granted by the Court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the Trial Court's rulings. Defendants filed a Second Amended Motion to Dismiss which is currently pending and has not yet been ruled on.

  On December 21, 1995, a matter entitled United States of America ex rel., Roy Meidinger vs. Lee Memorial Health System, et al., Case No. 95-423-FTM-99D, was filed in the United States District Court for the Middle District Court of Florida, Fort Myers Division. This case was brought against approximately 2,500 health care providers and insurance companies, including Columbia Southwest Regional Medical Center, and generally concerns misrepresentation of customary charges to HCFA. In December 1996, the United States declined to intervene. In June 1997, the District Court entered an order directing relator to serve the defendants. In late November and early December 1997, each of the six defendants moved to dismiss the Complaint. In January 1998, relator filed his opposition to the defendants' motion to dismiss. The Court has not yet ruled on the defendants' motions.

  The matter of United States of America ex rel. Sandra Russell; and Sandra Russell, in her own right v. EPIC Healthcare Management Group, et al., No. H-95-99151, was filed on January 18, 1995 in the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants submitted claims, records and/or statements for Medicare reimbursement in connection with home health services which were false. The defendants moved to dismiss in May 1997. The Court granted defendants' motion giving relator the right to replead. Relator filed an amended complaint. Defendants filed a second motion to dismiss which was granted on June 25, 1998. To date, no Notice of Appeal has been filed.

  The matter of Mary Ann Wisz, Individually, and ex rel. United States of America v. C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc., et al., Case No. 97-C-2646, was filed on April 16, 1998 in the United States District Court for the Northern District of Illinois, Eastern Division. An amended complaint was filed on February 17, 1998 and on May 15, 1998, plaintiff was permitted leave to file its Second Amended Complaint. In addition to adding Midwestern University as a party defendant, the Second Amended Complaint contained allegations that Olympia Fields Osteopathic Hospital and Medical Center and/or the Chicago Osteopathic Hospital changed dates on out-patient surgical procedures. That portion of the Second Amended Complaint has been answered and discovery is ongoing. The Second Amended Complaint also alleges that one or both hospitals directed surgical nurses to misdesignate the severity of surgeries. That portion of the Second Amended Complaint is subject to a partial motion to dismiss, which motion has been fully briefed and is currently pending.

  The Company intends to pursue the defense of the qui tam actions vigorously.

 Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts

  Since April 1997, numerous securities class action and derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against the Company and a number of its current and former directors, officers and/or employees.

  On October 10, 1997, the Court entered an order consolidating all of the securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case No. 3-97-0370. All of the other individual securities class action lawsuits were administratively closed by the Court. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company's common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D.,
T. Michael Long, and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating the Company's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses. Plaintiffs filed their Motion for Class Certification in February 1998, and defendants filed responsive briefs. No ruling has been made on class certification.

  On October 10, 1997, the Court entered an order consolidating all of the derivative law claims into a single-captioned case, McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the Court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting, or failing to prevent the Company from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by engaging in insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits; (ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the board of material violations.

  The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the Court grant the motions to dismiss in both cases. Plaintiffs in both cases have filed objections to the Magistrate's recommendations with the District Court, and defendants will be filing responsive pleadings.

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

  Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., Civil Action No. 15822NC, filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al. Civil Action No. 15829NC, filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., No. 97-2729, was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants;
(iii) requiring the Company to provide for "independent public directors"; and
(iv) requiring the Company to put in place proper mechanisms of corporate governance.

  The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04) and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of "independent public directors"; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the Court transferred this case to the Middle District of Tennessee.

  The Company intends to pursue the defense of these federal and state Shareholder Derivative and Class Action Complaints vigorously.

 Patient/Payer Actions and Other Class Actions

  The Company has from time to time received several purported class action lawsuits which have been filed by patients and/or payers against the Company and/or certain of its current and/or former officers and/or directors alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the lawsuits have been conditionally certified as class actions.

  The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle

District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The lawsuit, which seeks certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of (i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys' fees, interest and costs. The defendant filed its Answer in November 1997. Plaintiff filed a Motion for Class Certification, and the defendant's opposition to this motion was filed in March 1998. A first case management conference is scheduled to take place on August 21, 1998 in the lawsuits against the Company, including the Boyson suit, that have been consolidated by the Judicial Panel on Multi-District Litigation (the "MDL Panel") in the Middle District of Tennessee. (See below) At the conference, the Court is expected to set a schedule for pre-certification discovery and class certification motion practice.

  The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on November 16, 1995, in the Circuit Court of Palm Beach County, Florida, Case No. 95-9102 AD. This suit alleges that the hospital has charged excessive amounts for items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services. The suit seeks certification of a nationwide class and damages for patients who have paid bills containing allegedly excessive amounts for the allegedly unreasonable portion of the charges as well as interest, attorneys' fees and costs. Plaintiff amended the Complaint and the defendant filed an Answer and defenses in June 1996. In October 1997, Harald Jackson moved to intervene in the lawsuit. The Court denied Jackson's Motion in December 1997, and he filed a separate lawsuit referenced below. No class has been certified.

  In October 1997, Colville, Douglas, et al. v. Columbia/Palm Drive Hospital, et al., inclusive was filed in the Sonoma County Superior Court, California, Case No. 217646. The suit seeks certification of a class comprised of uninsured patients treated at the Company's hospitals and entities in California who have been treated and charged different fees than any other patient. The suit alleges, among other things, that the Company fraudulently overcharged the plaintiffs and that it unlawfully charged uninsured patients at a higher rate for the same services, compared to patients with insurance or Medicare. This lawsuit seeks damages, attorneys' fees and costs, restitution, and injunctive relief. In March 1998, the Company filed a Demurrer Motion. The Demurrer was granted in part and denied in part. Plaintiff filed an Amended Complaint and the defendants filed a Second Demurrer Motion in June 1998. The Court has not yet ruled on the Motion.

  Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. dba HCA Donelson Hospital nka Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. Defendant filed a Motion for Summary Judgment relying upon the favorable decision of another Nashville Circuit Judge in a factually similar case. In March 1997, the Court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. At this time, the defendant is working on an application for permission to appeal to the Supreme Court of Tennessee. In addition, the trial court withdrew the order for mediation pending defendant's appeal of the summary judgment denial.

  Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al., was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all those who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997 which has not been ruled on. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative which was granted but the Court dismissed the claims asserted by the additional plaintiff.

  The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation, et al., is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit is very similar to the Ferguson case and generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. Various defendants have filed a motion to dismiss, which has now been fully briefed, and the parties await the court's ruling.

  The matter of Hoop, Kemp, et al. v. Columbia/HCA Healthcare Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys' fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997.

  The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on December 23, 1997 in the Circuit Court, Palm Beach County, Florida, Civil Action No. 97-011419. The suit seeks certification of a national class of persons or entities that have paid for medical services, alleging, among other things, that the Company systematically and unlawfully inflated prices, concealed its practice of inflating prices and engaged in and concealed a uniform practice of overbilling and damages. The lawsuit seeks damages. Defendant has filed a motion to dismiss which is pending.

  The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleges that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiffs also included a claim for attorneys' fees. On September 18, 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, summary judgment was granted to the class on Count I. No monetary judgment was recovered. In July 1998, the Court orally denied plaintiffs' motion for attorneys' fees. Time to appeal that decision has not expired.

  The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated
v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organization Act ("RICO") based on allegations that the defendant has employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA"), as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate on June 11, 1998, and this action was transferred to the Middle District of Tennessee.

  On April 24, 1998, two matters, Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/HCA Healthcare Corporation, No. 598CV157, and Board of Trustees of the Texas Ironworkers' Health Benefit Plan v. Columbia/HCA Healthcare Corporation, Case No. 598CV158, were filed in the United States District Court for the Eastern District of Texas. The original complaint in these suits alleged violations of RICO only. Plaintiffs in both cases principally alleged that in order to inflate its revenues and profits, defendant engaged in fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. These suits seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. Plaintiffs subsequently amended their complaint to add allegations under ERISA as well as state law claims. These suits have been consolidated by the MDL Panel with Boyson and transferred to the Middle District of Tennessee for pretrial proceedings.

  The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/HCA Healthcare Corporation, No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims which are similar to those alleged in Boyson. Plaintiff, an Employee Welfare Benefit Plan, alleges that defendant violated the terms of the Plan documents by overbilling the Plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the Plan documents by taking Plan assets in payment of such improper bills. Plaintiff further alleges that defendant intentionally concealed or suppressed the true nature of its patients' illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys' fees, interest, and costs.

  The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al., was filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381. The suit seeks certification of a class of all participants in the Columbia/HCA Stock Bonus Plan, alleging violations of ERISA. The suit generally alleges that the Company breached its fiduciary duty to plan participants, fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud and illegal kickbacks for physician referrals. The suit seeks damages, interest, attorneys' fees and costs, as well as an Order requiring defendants to transfer management of Plan to a third-party. In January 1998, the parties stipulated to transfer venue of the case to the United States District Court for the Middle District of Tennessee. Defendants filed a Motion to Dismiss in March 1998 which was denied. A scheduling order has been entered and a trial date of June 8, 1999 has been set.

  The Company intends to pursue the defense of these class actions vigorously.

  While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed may be substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a materially adverse impact on the Company's liquidity, financial position and results of operations. See NOTES 2 and 9 of the Notes to Consolidated Financial Statements.

  The Company believes the ongoing investigations, qui tam, shareholder cases, class action cases and related media coverage are having a negative effect on the Company's financial position and results of operations.
However, the Company is unable to measure the effect or predict the magnitude that these matters and the related media coverage could have on the Company's future results of operations and financial position.

 General Liability Claims

  A class action styled Mary Forsyth, et al. vs. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiff's claims but granted plaintiffs judgment on one claim that is assessed as having a maximum exposure of under $4 million, plus attorneys' fees. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages, with exposure assessed at under $12 million. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiff's expert claims antitrust damages of approximately $13-$21 million. Humana has petitioned the Supreme Court for a Writ of Certiorari on the RICO claims which was granted. The antitrust claims have been remanded to the United States District Court in Nevada. The District Court has indicated that it is unlikely to set a trial date until the United States Supreme Court rules on the merits of the claims presented in the Petition for Writ of Certiorari. Humana filed a Motion for Summary Judgment on all remaining antitrust claims raising issues that were not reached by the District Court.

  On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payors in connection with the rendition of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs, as well as injunctive relief.

  The Company intends to pursue the defense of these actions vigorously.

  The Company is also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which are usually not covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  The above information updates the Legal Proceedings section of the Company's annual report on Form 10-K for the year ended December 31, 1997 and the Company's quarterly report Form 10-Q for the period ended March 31, 1998.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of stockholders was held on May 14, 1998. The following matters were voted upon at the meeting:


  1. Election of directors:

                                             VOTES IN      VOTES
                                               FAVOR     WITHHELD
                                            ----------- -----------
     Frederick W. Gluck..................   540,122,876   6,665,545
     T. Michael Long.....................   533,818,901  12,969,520
     Carl E. Reichardt...................   533,710,020  13,078,401
                                             VOTES IN      VOTES
                                               FAVOR      AGAINST   ABSTENTIONS
                                            ----------- ----------- -----------
  2. Amendment to the Company's Restated
     Certificate of Incorporation to
     provide for the annual election of
     directors...........................   492,615,837   3,552,188    907,056
  3. Amendments to the Columbia Hospital
     Corporation Outside Directors
     Nonqualified Stock Option Plan......   470,705,843  74,934,716  1,147,854
  4. Ratification of Ernst & Young LLP as
     the Company's auditors..............   545,464,624     848,985    474,809
  5. Stockholder proposal relating to
     tobacco investments.................    21,610,438 468,877,914  6,586,420
  6. Stockholder proposal related to
     equal access to proxy statement.....    32,215,038 462,652,399  2,207,633

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) List of Exhibits:

 Exhibit 3(a)  --Amendment to the Restated Certificate of Incorporation.*
 Exhibit 3(b)  --Amendment to the By-laws of the Company.*
 Exhibit 10(a) --Third Amendment to the 364 Day Agreement, dated as of July 10,
                1998.*
 Exhibit 10(b) --Fourth Amendment to the Five-Year Agreement and Amendment,
                dated as of July 10, 1998.*
 Exhibit 10(c) --$1,000,000,000 Agreement dated as of July 10, 1998 among the
                Company, The Several Banks and Other Financial Institutions and
                NationsBank, N.A. as Documentation Agent, The Bank of Nova
                Scotia and Deutsche Bank Securities, as Co-Syndication Agents and The Chase Manhattan Bank, as Agent.*
 Exhibit 12    --Statement re Computation of Ratio of Earnings to Fixed
                Charges.
 Exhibit 27    --Financial Data Schedule*

--------
* Included only in filings under the Electronic Data, Gathering, Analysis, and Retrieval system.

  (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

  On May 19, 1998, the Company filed a report on Form 8-K announcing it had reached an agreement to sell 22 hospitals to a consortium of not-for-profit entities.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Columbia/HCA Healthcare Corporation

                                                /s/ Kenneth C. Donahey
                                          -------------------------------------
                                                    KENNETH C. DONAHEY
Date: August 13, 1998                           SENIOR VICE PRESIDENT AND
                                                CONTROLLER
                                                  (PRINCIPAL ACCOUNTING
                                                  OFFICER)