Form 10-Q
period 1998-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1998-11-12
CIK 860730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES  X     NO
                                  ---       ---

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK OF THE LATEST PRACTICAL DATE.

            CLASS OF COMMON STOCK              OUTSTANDING AT OCTOBER 31, 1998
            ---------------------              -------------------------------
     VOTING COMMON STOCK, $.01 PAR VALUE             624,505,600 SHARES
   NONVOTING COMMON STOCK, $.01 PAR VALUE             21,000,000 SHARES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    1 OF 39

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                                   FORM 10-Q
                              SEPTEMBER 30, 1998

                                                                          PAGE OF
PART I: FINANCIAL INFORMATION                                            FORM 10-Q
-----------------------------                                            ---------
Item 1.Financial Statements
   Condensed Consolidated Statements of Income--for the quarters and
    nine months ended September 30, 1998 and 1997......................       3
   Condensed Consolidated Balance Sheets--September 30, 1998 and
    December 31, 1997..................................................       4
   Condensed Consolidated Statements of Cash Flows--for the nine months
    ended September 30, 1998 and 1997..................................       5
   Notes to Condensed Consolidated Financial Statements................       6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................      12
PART II: OTHER INFORMATION
--------------------------
Items 1 to 6...........................................................      27

  The terms "Columbia/HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to Columbia/HCA Healthcare Corporation and its affiliates, unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                 QUARTER         NINE MONTHS
                                             ----------------  ----------------
                                              1998     1997     1998     1997
                                             -------  -------  -------  -------
Revenues...................................  $ 4,579  $ 4,612  $14,261  $14,445
Salaries and benefits......................    1,900    1,895    5,911    5,621
Supplies...................................      730      653    2,195    2,010
Other operating expenses...................      914    1,023    2,815    2,928
Provision for doubtful accounts............      369      369    1,052      976
Depreciation and amortization..............      312      319      932      923
Interest expense...........................      142      125      440      361
Equity in earnings of affiliates...........      (16)     (19)     (91)    (116)
Gains on sales of facilities...............     (537)       -     (537)       -
Impairment of long-lived assets............      334        -      334        -
Restructuring of operations and
 investigation related costs...............       21       64       90       64
                                             -------  -------  -------  -------
                                               4,169    4,429   13,141   12,767
                                             -------  -------  -------  -------
Income from continuing operations before
 minority interests and income taxes.......      410      183    1,120    1,678
Minority interests in earnings of
 consolidated entities.....................       16       33       54      125
                                             -------  -------  -------  -------
Income from continuing operations before
 income taxes..............................      394      150    1,066    1,553
Provision for income taxes.................      231       59      511      622
                                             -------  -------  -------  -------
Income from continuing operations..........      163       91      555      931
Discontinued operations:
  Income (loss) from operations of
   discontinued businesses, net of income
   taxes (benefits) of ($20) and $4 for the
   quarters and ($33) and $38 for the nine
   months ended September 30, 1998 and
   1997, respectively......................      (17)       6      (61)      57
  Loss on disposal of certain discontinued
   businesses..............................        -        -      (73)       -
Cumulative effect of accounting change, net
 of income tax benefit of $36..............        -        -        -      (56)
                                             -------  -------  -------  -------
    Net income.............................  $   146  $    97  $   421  $   932
                                             =======  =======  =======  =======
Basic earnings per share:
  Income from continuing operations........  $   .25  $   .15  $   .86  $  1.40
  Discontinued operations:
   Income (loss) from operations of
    discontinued businesses................     (.03)     .01     (.10)     .09
   Loss on disposal of certain discontinued
    businesses.............................        -        -     (.11)       -
  Cumulative effect of accounting change...        -        -        -     (.08)
                                             -------  -------  -------  -------
    Net income.............................  $   .22  $   .16  $   .65  $  1.41
                                             =======  =======  =======  =======
Diluted earnings per share:
  Income from continuing operations........  $   .25  $   .15  $   .86  $  1.39
  Discontinued operations:
   Income (loss) from operations of
    discontinued businesses................     (.03)     .01     (.10)     .09
   Loss on disposal of certain discontinued
    businesses.............................        -        -     (.11)       -
  Cumulative effect of accounting change...        -        -        -     (.08)
                                             -------  -------  -------  -------
    Net income.............................  $   .22  $   .16  $   .65  $  1.40
                                             =======  =======  =======  =======
Shares used in earnings per share
 calculations (in thousands):
  Basic....................................  644,959  653,328  643,494  662,455
  Diluted..................................  647,243  657,807  646,734  668,136
Cash dividends per share...................  $   .02  $   .02  $   .06  $   .06

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................    $   175      $   110
  Accounts receivable, less allowances for doubtful
   accounts of $1,690 in 1998 and $1,661 in 1997....      2,357        2,522
  Inventories.......................................        444          452
  Income taxes receivable...........................          -          532
  Other.............................................      1,121          807
                                                        -------      -------
                                                          4,097        4,423
Property and equipment, at cost.....................     16,006       16,254
Accumulated depreciation............................     (6,280)      (6,024)
                                                        -------      -------
                                                          9,726       10,230
Investments of insurance subsidiary.................      1,559        1,422
Investments in and advances to affiliates...........      1,155        1,329
Intangible assets, net..............................      3,044        3,521
Net assets of discontinued operations...............         77          841
Other...............................................        350          236
                                                        -------      -------
                                                        $20,008      $22,002
                                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $   745      $   929
  Accrued salaries..................................        433          475
  Other accrued expenses............................      1,202        1,237
  Income taxes payable..............................        342            -
  Long-term debt due within one year................      1,471          132
                                                        -------      -------
                                                          4,193        2,773
Long-term debt......................................      5,371        9,276
Professional liability risks, deferred taxes and
 other liabilities..................................      1,910        1,867
Minority interests in equity of consolidated
 entities...........................................        829          836
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000
   voting shares and 50,000,000 nonvoting shares;
   outstanding 624,401,800 voting shares and
   21,000,000 nonvoting shares--September 30, 1998
   and 620,452,200 voting shares and 21,000,000
   nonvoting shares--December 31, 1997..............          6            6
  Capital in excess of par value....................      3,569        3,480
  Other.............................................         11           13
  Accumulated other comprehensive income............         78           92
  Retained earnings.................................      4,041        3,659
                                                        -------      -------
                                                          7,705        7,250
                                                        -------      -------
                                                        $20,008      $22,002
                                                        =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                                1998     1997
                                                               -------  -------
Cash flows from continuing operating activities:
  Net income.................................................. $   421  $   932
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Provision for doubtful accounts...........................   1,052      976
    Depreciation and amortization.............................     932      923
    Income taxes..............................................     632     (134)
    Gains on sales of facilities..............................    (537)       -
    Impairment of long-lived assets...........................     334        -
    Loss (income) from discontinued operations................     134      (57)
    Cumulative effect of accounting change....................       -       56
    Changes in operating assets and liabilities...............  (1,416)  (1,177)
    Other.....................................................      15       58
                                                               -------  -------
      Net cash provided by continuing operating activities....   1,567    1,577
                                                               -------  -------
Cash flows from investing activities:
  Purchase of property and equipment..........................    (969)  (1,107)
  Acquisition of hospitals and health care entities...........    (116)    (398)
  Investments in and advances to affiliates...................       -      (29)
  Disposition of hospitals and health care entities...........   1,570      194
  Change in other investments.................................    (269)    (145)
  Change in investment in discontinued operations, net........      48   (1,079)
  Sale of certain discontinued operations.....................     662        -
  Other.......................................................     102     (115)
                                                               -------  -------
      Net cash provided by (used in) investing activities.....   1,028   (2,679)
                                                               -------  -------
Cash flows from financing activities:
  Issuance of long-term debt..................................       -      251
  Net change in commercial paper and bank borrowings..........  (2,433)   1,878
  Repayment of long-term debt.................................    (141)    (310)
  Payment of cash dividends...................................     (39)     (40)
  Issuances (repurchases) of common stock, net................      81     (765)
  Other.......................................................       2        3
                                                               -------  -------
      Net cash provided by (used in) financing activities.....  (2,530)   1,017
                                                               -------  -------
Change in cash and cash equivalents...........................      65      (85)
Cash and cash equivalents at beginning of period..............     110      113
                                                               -------  -------
Cash and cash equivalents at end of period.................... $   175  $    28
                                                               =======  =======
Interest payments............................................. $   412  $   308
Income tax payments (refunds), net............................ $ ( 116) $ 1,014

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

  Columbia/HCA Healthcare Corporation, a Delaware corporation, is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" mean direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation, and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 1998, these affiliates owned and operated 294 hospitals and 103 freestanding surgery centers. Affiliates of Columbia/HCA Healthcare Corporation are also partners in several 50%/50% joint ventures that own and operate 24 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. The affiliates' facilities are located in 32 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to Columbia/HCA Healthcare Corporation and its affiliates, unless otherwise stated or indicated by context.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 10-Contingencies and Part II, Item 1: Legal Proceedings.)

NOTE 3--RESTRUCTURING OF OPERATIONS

  The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes divestitures of certain businesses as described in Note 5-Discontinued Operations, divestitures of certain hospitals, surgery centers and other assets to third parties and spin-offs of certain other assets to the Company's shareholders.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 3--RESTRUCTURING OF OPERATIONS (CONTINUED)

 Divestiture of Certain Hospitals, Surgery Centers and Medical Office
Buildings

  In May 1998, the Company announced agreements to sell 22 hospitals (21 consolidated and 1 non-consolidated hospital) and certain related facilities to a consortium of not-for-profit entities for an aggregate sales price of approximately $1.2 billion. The sales of 16 of these hospitals were completed in August and September of 1998 for gross proceeds of approximately $930 million, resulting in a pre-tax gain of $350 million ($200 million after-tax). Proceeds from the sales were used to repay bank borrowings. Subsequent to September 30, 1998, the consortium transaction was consumated by the completion of the sales of 5 hospitals and the one remaining hospital was removed from the consortium agreement (see Note 14-Subsequent Events).

  During the first nine months of 1998, the Company completed the sales of 5 additional hospitals (not part of the consortium) for gross proceeds of approximately $75 million. The sales of these facilities resulted in a pre-tax loss of $26 million ($17 million after-tax). Proceeds from the sales were used to repay bank borrowings.

  In July 1998, the Company completed the sale of 34 of its ambulatory surgery centers for proceeds of approximately $550 million. The sale resulted in an adjusted pre-tax gain of $213 million ($58 million after-tax). The high effective tax rate of 73% on the gain was due to significant amounts of non-deductible goodwill related the surgery centers sold. Proceeds from the sale were used to repay bank borrowings.

  During the third quarter of 1998, the Company decided to divest a group of its medical office buildings. The divestiture is expected to be completed through either sales or the transfer of the medical office buildings to a joint venture in which the Company anticipates maintaining a minority interest. The Company has also entered into agreements with several buyers to sell 23 additional hospitals for aggregate estimated sales proceeds of approximately $850 million. The carrying value for these medical office buildings along with these hospitals and other assets expected to be sold, was reduced to fair value, based on estimates of selling values, for a total non-cash, pre-tax charge of $334 million. Proceeds from the divestitures are expected to be used to repay bank borrowings.

 Spin-Offs

  The Company is continuing with its previously announced plan to create two tax-free spin-off companies. In August 1998, the Company submitted a ruling request to the Internal Revenue Service (the "IRS") requesting that the spin-offs be tax-free to the Company and its shareholders. The two proposed spin-off companies currently represent the Pacific and America operating groups.

  The Pacific group is currently comprised of 42 consolidating hospitals with $449 million and $423 million in revenues for the quarters ended September 30, 1998 and 1997, respectively, and $1,376 million and $1,367 million for the nine months ended September 30, 1998 and 1997, respectively. Operating income (earnings before depreciation and amortization, interest expense, management fees, minority interests and income taxes) for the Pacific Group was $39 million and $32 million for the quarters ended September 30, 1998 and 1997, respectively, and $126 million and $213 million for the nine months ended September 30, 1998 and 1997, respectively. The Pacific group also has an equity interest in one non-consolidated hospital.

  The America group is currently comprised of 21 consolidating hospitals with $121 million and $117 million in revenues for the quarters ended September 30, 1998 and 1997, respectively, and $368 million and $379 million for the nine months ended September 30, 1998 and 1997, respectively. Operating income for the America Group was $16 million and $14 million for the quarters ended September 30, 1998 and 1997, respectively, and $56 million and $86 million for the nine months ended September 30, 1998 and 1997, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED



NOTE 4--CHARGES RELATED TO RESTRUCTURING OF OPERATIONS AND INVESTIGATIONS

  During 1998, the Company recorded the following pre-tax charges related to the investigation and restructuring of operations as discussed in Notes 2 and 3 (in millions):

                                                          QUARTER  NINE MONTHS
                                                         --------- ------------
                                                         1998 1997 1998   1997
                                                         ---- ---- -----  -----
      Professional fees and other costs................. $20  $24  $  85  $  24
      Severance costs...................................   1   40      5     40
                                                         ---  ---  -----  -----
                                                         $21  $64  $  90  $  64
                                                         ===  ===  =====  =====

NOTE 5--DISCONTINUED OPERATIONS

  Included in discontinued operations are three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. The Company implemented a plan to dispose of these businesses during 1997.

  During the second and third quarters of 1998, the Company completed the sale of the three Value Health units for proceeds totaling $662 million. The proceeds from the sales were used to repay bank borrowings. The Company recorded a $73 million after-tax loss upon completion of these sales in 1998, representing changes to the estimated after-tax loss on disposal of discontinued operations of $443 million recorded in the fourth quarter of 1997.

  Revenues of the discontinued businesses totaled $98 million and $585 million for the quarters ended September 30, 1998 and 1997, respectively, and $920 million and $1,267 million for the nine months ended September 30, 1998 and 1997, respectively.

  During the second and third quarters of 1998, the Company announced five separate agreements to sell the majority of its home health care operations located in 27 states for approximately $90 million.

  Subsequent to September 30, 1998, the Company completed the sale of its home health operations in 13 states (see Note 14-Subsequent Events). The remaining sales of home health operations located in the remaining 14 states are expected to be completed by the end of the year, subject to various regulatory approvals, and are not expected to have a material effect on results of operations. The proceeds from the sales are expected to be used to repay bank borrowings.

NOTE 6--INCOME TAXES

  The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 federal income tax returns. The disputed items include the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $341 million in income taxes and interest through September 30, 1998.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


NOTE 6--INCOME TAXES (CONTINUED)

  Tax Court decisions received in 1996 and 1997 related to HCA's 1981 through 1988 federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 1999.

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

NOTE 7--EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the quarters and nine months ended September 30, 1998 and 1997 (dollars in millions, except per share amounts):

                                                    QUARTER       NINE MONTHS
                                                --------------- ---------------
                                                 1998    1997    1998    1997
                                                ------- ------- ------- -------
Numerator (a):
  Income from continuing operations............ $   163 $    91 $   555 $   931
Denominator:
  Share reconciliation (in thousands):
    Shares used for basic earnings per share... 644,959 653,328 643,494 662,455
    Effect of dilutive securities:
      Stock options............................   1,677   3,743   2,604   4,931
      Warrants and other.......................     607     736     636     750
                                                ------- ------- ------- -------
  Shares used for dilutive earnings per share.. 647,243 657,807 646,734 668,136
                                                ======= ======= ======= =======
Earnings per share:
  Basic earnings per share from continuing
   operations.................................. $   .25 $   .15 $   .86 $  1.40
  Diluted earnings per share from continuing
   operations.................................. $   .25 $   .15 $   .86 $  1.39

--------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8--LONG-TERM DEBT

  Current portion of long-term debt at September 30, 1998 includes approximately $1.2 billion outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan.

  In July 1998, the Company amended its one-year term loan and $2.0 billion five-year revolving credit agreement (the "Revolving Credit Facility"). The amendments were primarily made to allow the Company to repurchase up to $1.0 billion of its common stock (see Note 9-Stock Repurchase Program).

  In July 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures February 2002. Proceeds from the $1.0 billion term loan were used to reduce borrowings under the Company's Revolving Credit Facility. The Company anticipates using the Revolving Credit Facility to finance the $1.0 billion stock repurchase program.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED


NOTE 9--STOCK REPURCHASE PROGRAM

  In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock may be purchased. In August 1998, the Company commenced the repurchase program by entering into a series of forward purchase contracts. The number of shares to be purchased and the timing of purchases will be based upon several factors, including the price of the Company's common stock, general market conditions, the status of the ongoing federal and state governmental investigations of the Company's business practices and other factors.

  As of September 30, 1998, the Company had entered forward purchase contracts totaling approximately $450 million, representing approximately 18.6 million shares. In light of the ongoing investigations, prior to the completion of the stock repurchase program, the Company expects to address any government concerns related to the stock repurchase program.

NOTE 10--CONTINGENCIES

 Significant Legal Proceedings

  Various lawsuits, claims and legal proceedings (see Note 2-Investigations, for a description of the ongoing government investigations) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 11--COMPREHENSIVE INCOME

  The components of comprehensive income, net of related tax, for the quarters and nine months ended September 30, 1998 and 1997 are as follows (in millions):

                                                        QUARTER    NINE MONTHS
                                                       ----------  ------------
                                                       1998  1997  1998   1997
                                                       ----  ----  -----  -----
      Net income...................................... $146  $ 97  $ 421  $ 932
      Unrealized gains (losses) on securities.........  (16)   33    (16)    47
      Foreign currency translation adjustments........    4    (3)     2      -
                                                       ----  ----  -----  -----
      Comprehensive income............................ $134  $127  $ 407  $ 979
                                                       ====  ====  =====  =====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   UNAUDITED

NOTE 11--COMPREHENSIVE INCOME (CONTINUED)

  The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                                       1998 1997
                                                                       ---- ----
      Net unrealized gains on securities.............................. $74  $90
      Foreign currency translation adjustments........................   4    2
                                                                       ---  ---
      Accumulated other comprehensive income.......................... $78  $92
                                                                       ===  ===

NOTE 12--SEGMENT DISCLOSURES

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

  Management is currently evaluating the appropriate disclosures pursuant to the provisions of SFAS 131 in consideration of the Company's ongoing restructuring of operations (as discussed in Note 3-Restructuring of Operations).

NOTE 13--DERIVATIVES

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

NOTE 14--SUBSEQUENT EVENTS

 Divestiture of Certain Hospitals

  In October and November of 1998, the Company completed the sale of 5 hospitals which were part of the original 22 hospital sale to a consortium of not-for-profit entities for gross proceeds of approximately $300 million and an after-tax gain of approximately $110 million. Proceeds from the sale were used to repay bank borrowings.

 Sale of Home Health Operations

  In October and November of 1998, the Company completed the sale of its home health operations in 13 states for cash proceeds of approximately $64 million. The sale had no material effect on results of discontinued operations and the proceeds were used to repay bank borrowings.

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

  Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 10-Contingencies of the Notes to Condensed Consolidated Financial Statements and
Part II, Item 1: Legal Proceedings.)

RESTRUCTURING OF OPERATIONS & DISCONTINUED OPERATIONS

  The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes divestitures of certain hospitals, surgery centers and other assets to third parties and spin-offs of certain other assets to the Company's stockholders (See Note 3- Restructuring of Operations of the Notes to Condensed Consolidated Financial Statements) and the divestitures of certain discontinued businesses (See Note 5-Discontinued Operations of the Notes to Condensed Consolidated Financial Statements).

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


RESULTS OF OPERATIONS

 Revenue/Volume Trends

  During the past twelve months, the Company has experienced declines in revenues and volume growth rates as well as operational challenges. Management believes that the impact of the ongoing government investigations and related media coverage, facility sales, and the announced divestiture of several other hospitals as part of the Company's restructuring of operations have created uncertainty in many markets.

  The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis and an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 89% and 88% of total admissions for the nine months ended September 30, 1998 and 1997, respectively.

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

  The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Outpatient revenues grew to 37.3% of net patient revenues for the nine months ended September 30, 1998 from 36.9% during the same period last year.

  The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 (the "BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced and will be further reduced as some reductions will be phased in over the next few years.

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

  Management believes that the proper response to these challenges include the delivery of a broad range of quality health care services to patients through comprehensive health care networks with operating decisions being made by the local management teams and local physicians.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


 Operating Results Summary

  The following is a summary of results from continuing operations for the quarters and nine months ended September 30, 1998 and 1997 (dollars in millions, except per share amounts):

                                                          QUARTER
                                                 -----------------------------
                                                     1998            1997
                                                 --------------  -------------
                                                 AMOUNT   RATIO  AMOUNT  RATIO
                                                 ------   -----  ------  -----
Revenues.......................................  $4,579   100.0  $4,612  100.0
Salaries and benefits..........................   1,900    41.5   1,895   41.1
Supplies.......................................     730    15.9     653   14.2
Other operating expenses.......................     914    20.0   1,023   22.1
Provision for doubtful accounts................     369     8.1     369    8.0
Depreciation and amortization..................     312     6.7     319    6.9
Interest expense...............................     142     3.1     125    2.7
Equity in earnings of affiliates...............     (16)   (0.4)    (19)  (0.4)
Gains on sales of facilities...................    (537)  (11.7)      -      -
Impairment of long-lived assets................     334     7.3       -      -
Restructuring of operations and investigation
 related costs.................................      21     0.5      64    1.4
                                                 ------   -----  ------  -----
                                                  4,169    91.0   4,429   96.0
                                                 ------   -----  ------  -----
Income from continuing operations before
 minority interests and income taxes...........     410     9.0     183    4.0
Minority interests in earnings of consolidated
 entities......................................      16     0.4      33    0.7
                                                 ------   -----  ------  -----
Income from continuing operations before income
 taxes.........................................     394     8.6     150    3.3
Provision for income taxes.....................     231     5.0      59    1.3
                                                 ------   -----  ------  -----
Income from continuing operations..............  $  163     3.6  $   91    2.0
                                                 ======   =====  ======  =====
Diluted earnings per share from continuing
 operations....................................  $  .25          $  .15
% changes from prior year:
  Revenues.....................................    (0.7)%           0.2%
  Income from continuing operations before
   income taxes................................   161.0           (69.8)
  Income from continuing operations............    80.1           (69.7)
  Diluted earnings per share from continuing
   operations..................................    66.7           (65.9)
  Admissions (a)...............................    (0.6)           (0.2)
  Equivalent admissions (b)....................    (1.1)            1.3
  Revenues per equivalent admission............     0.3            (1.1)
Same-facility % changes from prior year (c):
  Revenues.....................................    (0.4)            0.7
  Admissions (a)...............................     0.7             1.0
  Equivalent admissions (b)....................     1.3             2.6
  Revenues per equivalent admission............    (1.7)           (1.9)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Operating Results Summary (Continued)

                                                       NINE MONTHS
                                               -------------------------------
                                                   1998             1997
                                               ---------------  --------------
                                               AMOUNT    RATIO  AMOUNT   RATIO
                                               -------   -----  -------  -----
Revenues.....................................  $14,261   100.0  $14,445  100.0
Salaries and benefits........................    5,911    41.4    5,621   38.9
Supplies.....................................    2,195    15.4    2,010   13.9
Other operating expenses.....................    2,815    19.7    2,928   20.2
Provision for doubtful accounts..............    1,052     7.4      976    6.8
Depreciation and amortization................      932     6.6      923    6.5
Interest expense.............................      440     3.1      361    2.5
Equity in earnings of affiliates.............      (91)   (0.6)    (116)  (0.8)
Gains on sales of facilities.................     (537)   (3.8)       -      -
Impairment of long-lived assets..............      334     2.3        -      -
Restructuring of operations and investigation
 related costs...............................       90     0.6       64    0.4
                                               -------   -----  -------  -----
                                                13,141    92.1   12,767   88.4
                                               -------   -----  -------  -----
Income from continuing operations before
 minority interests and income taxes.........    1,120     7.9    1,678   11.6
Minority interests in earnings of
 consolidated entities.......................       54     0.4      125    0.8
                                               -------   -----  -------  -----
Income from continuing operations before
 income taxes................................    1,066     7.5    1,553   10.8
Provision for income taxes...................      511     3.6      622    4.4
                                               -------   -----  -------  -----
Income from continuing operations............  $   555     3.9  $   931    6.4
                                               =======   =====  =======  =====
Diluted earnings per share from continuing
 operations..................................  $   .86          $  1.39
% changes from prior year:
  Revenues...................................     (1.3)%            3.4%
  Income from continuing operations before
   income taxes..............................    (31.4)           (12.5)
  Income from continuing operations..........    (40.3)           (12.4)
  Diluted earnings per share from continuing
   operations................................    (38.1)           (11.5)
  Admissions (a).............................      0.3              1.4
  Equivalent admissions (b)..................      0.9              3.1
  Revenues per equivalent admission..........     (2.1)             0.3
Same-facility % changes from prior year (c):
  Revenues...................................     (1.9)             4.1
  Admissions(a)..............................      0.7              2.0
  Equivalent admissions (b)..................      1.7              3.9
  Revenues per equivalent admission..........     (3.5)             0.2

--------
(a) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(b) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) "Same-facility" information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year. The facilities to be sold as part of the Company's restructuring of operations efforts will continue to be included in "same-facility" until the date they are divested.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


 Quarters Ended September 30, 1998 and 1997

  Income from continuing operations before income taxes increased 161.0% to $394 million in 1998 from $150 million in 1997, and pre-tax margins increased to 8.6% in 1998 from 3.3% in 1997. The increase in pre-tax income was primarily attributable to gains of $537 million resulting from the completed sale of several facilities as part of the Company's restructuring of operations. The gains were offset by a decline in revenues and a charge taken for the impairment of long-lived assets of $334 million. The announced divestiture of several hospitals as part of the Company's restructuring of operations also contributed to the declines in revenues and admissions.

  Revenues decreased by 0.7% to $4,579 million in 1998 compared to $4,612 million in 1997. Inpatient admissions decreased 0.6% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) also decreased 1.1% from a year ago. The decline in equivalent admissions was greater than the decline in inpatient admissions due to a decrease in outpatient revenues resulting from the sale of 34 surgery centers in July 1998. On a same-facility basis, revenues decreased 0.4%, admissions increased 0.7% and equivalent admissions increased 1.3% from a year ago. The slight decrease in revenues and admissions resulted in a 0.3% decline in revenue per equivalent admission. On a same-facility basis, the decline in revenues compared to an increase in equivalent admissions resulted in a decline in revenue per equivalent admission of 1.7%.

  The decline in revenues was due to several factors, including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $55 million for the quarter), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 40% in 1998 compared to 36% during 1997), a net decrease in the number of consolidated hospitals since September 30, 1997 due to facility sales and the announced divestitures of hospitals in certain markets. Excluding hospitals expected to be divested, same-facility revenues declined slightly and same-facility admissions increased 1.4%.

  Operating expenses increased as a percentage of revenues in almost every expense category, except other operating expenses, which decreased 2.1% from 1997, and the provision for bad debts which remained relatively flat. The primary reason for the increases, as a percentage of revenues, in all other expense categories was the Company's inability to adjust expenses in line with the decreases experienced in volumes and reimbursement trends. The level of management's attention being devoted to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the volume and revenue declines.

  Salaries and benefits, as a percentage of revenues, increased to 41.5% in 1998 from 41.1% in 1997. The increase was due to an increase in the cost of salaries and benefits per equivalent admission and the Company's inability to adjust staffing levels corresponding with the declining equivalent admission growth (man-hours per equivalent admission increased slightly compared to last year).

  Supply costs increased as a percentage of revenues to 15.9% in 1998 from 14.2% in 1997 due to a relatively flat change in net revenue per equivalent admission while the cost of supplies per equivalent admission increased 12.9% primarily due to increased costs of certain new technology items such as heart stents, spinal cages and certain pharmaceuticals.

  Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 20.0% in 1998 from 22.1% in 1997. The decrease was due to small decreases in several of these areas as a

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Quarters Ended September 30, 1998 and 1997 (Continued)

percentage of revenues including lower advertising costs incurred compared to last year due to the cancellation of a national branding campaign.

  Provision for doubtful accounts, as a percentage of revenues, increased slightly to 8.1% in 1998 from 8.0% in 1997.

  Depreciation and amortization decreased slightly as a percentage of revenues to 6.7% in 1998 from 6.9% in 1997.

  Interest expense increased to $142 million in 1998 compared to $125 million in 1997 primarily as a result of an increase in average outstanding debt during 1998 compared to last year. This was due, in part, to the additional debt incurred during the third and fourth quarters of 1997 related to the Company's $1.0 billion common stock repurchase program which was completed in the fourth quarter of 1997. Interest expense associated with the increase in debt related to the funding of the 1997 merger with Value Health has been allocated to "Discontinued operations" for the periods prior to the sales of the respective Value Health businesses and is therefore excluded from interest expense from continuing operations for certain periods.

  Equity in earnings of affiliates remained unchanged at 0.4% of revenues as compared to last year.

  During 1998, the Company recognized a pre-tax gain of $537 million ($243 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes a pre-tax gain of $350 million ($200 million after-tax) on the sale of 16 hospitals to a consortium of not-for-profit entities, a pre-tax gain of $213 million ($60 million after-tax) on the sale of 34 surgery centers, and a loss of $26 million ($17 million after-tax) on the sale of 5 hospitals and other facilities. See Note 3-Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

  During 1998, the Company, as part of its strategic business plan, decided to divest a group of its medical office buildings. The divestiture is expected to be completed through either sales or the transfer of the medical office buildings to a joint venture in which the Company anticipates maintaining a minority ownership interest. The carrying value for these medical office buildings, along with certain hospitals and other facilities expected to be sold, was reduced to fair value based upon estimated selling values, resulting in a pre-tax impairment charge of $334 million.

  During 1998, the Company incurred $21 million ($13 million after-tax) of costs in connection with the restructuring of operations and investigations. These costs included $20 million in professional fees and other costs and $1 million in severance costs.

  Minority interests declined 0.3% from 1997 due to decreased income from joint ventures that included minority partners.

  The Company incurred a $17 million net loss from operations of its discontinued businesses in 1998 compared to net income of $6 million during the prior year. The majority of the loss, which is primarily related to the Company's home health care business, is due to revenue reductions related to Medicare rates of reimbursement for home health visits under the BBA-97 and a decline in home health visits.

 Nine Months Ended September 30, 1998 and 1997

  Income from continuing operations before income taxes declined 31.4% to $1,066 million in 1998 from $1,553 million in 1997, and pre-tax margins decreased to 7.5% in 1998 from 10.8% in 1997. The decrease in

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Nine Months Ended September 30, 1998 and 1997 (Continued)

pre-tax income was primarily attributable to a decline in revenues, decreases in the operating margin, costs associated with the restructuring of operations and investigation related costs, and a charge of $334 million for the impairment of long-lived assets. The announced divestiture of several hospitals as part of the Company's restructuring of operations also contributed to the declines in both revenues and operating margins.

  Revenues decreased 1.3% to $14.3 billion in 1998 compared to $14.4 billion in 1997. Inpatient admissions increased 0.3% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.9%. On a same-facility basis, revenues decreased 1.9%, admissions increased 0.7% and equivalent admissions increased 1.7% from a year ago. The decline in both reported and same-facility revenues compared to increases in equivalent admissions resulted in declines in revenue per equivalent admission of 2.1% on a reported basis and 3.5% on a same-facility basis. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting.

  The decline in revenues was due to several factors including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $160 million), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 38% in 1998 compared to 35% during 1997), delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $57 million in 1998 compared to $91 million in 1997), a net decrease in the number of consolidated hospitals since September 30, 1997 due to facility sales and the announced divestitures of hospitals in certain markets. Excluding hospitals expected to be divested, same-facility revenues declined 1.1% and same-facility admissions increased 1.5%.

  Operating expenses increased as a percentage of revenues in almost every expense category except other operating expenses which declined 0.5% from 1997. The primary reason for the increases as a percentage of revenues in all other expense categories was the Company's inability to adjust expenses in line with the decreases experienced in revenues and reimbursement trends. Management's attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the revenue declines.

  Salaries and benefits, as a percentage of revenues, increased to 41.4% in 1998 from 38.9% in 1997. The decline in revenues per equivalent admission was a primary factor in the increase. The increase was also due to an increase in the cost of salaries and benefits per equivalent admission and the Company's inability to adjust staffing levels corresponding with the declining equivalent admission growth (man-hours per equivalent admission increased slightly compared to last year).

  Supply costs increased as a percentage of revenues to 15.4% in 1998 from 13.9% in 1997 due to a decline in net revenue per equivalent admission while the cost of supplies per equivalent admission increased primarily due to increased costs of certain new technology items such as heart stents, spinal cages and certain pharmaceuticals.

  Other operating expenses (which includes various expense categories) decreased as a percentage of revenues to 19.7% in 1998 from 20.2% in 1997. The decrease was due to small decreases in several of these areas as a percentage of revenues.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Nine Months Ended September 30, 1998 and 1997 (Continued)

  Provision for doubtful accounts, as a percentage of revenues, increased to 7.4% in 1998 from 6.8% in 1997 due to internal factors such as continued computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources are directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company has experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. The delays in collections resulted in an increase in receivables reserved under the Company's bad debt allowance policy. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect these delays will have on the ultimate amounts collected.

  Depreciation and amortization increased slightly to 6.6% in 1998 from 6.5% in 1997, primarily due to the slowdown in revenue growth.

  Interest expense increased to $440 million in 1998 compared to $361 million in 1997, primarily as a result of an increase in average debt during 1998 compared to last year. This was due, in part, to the additional debt incurred during the third and fourth quarters of 1997 related to the Company's $1.0 billion common stock repurchase program which was completed in the fourth quarter of 1997. Interest expense associated with the increase in debt related to the funding of the 1997 merger with Value Health has been allocated to "Discontinued operations" for periods prior to the sales of the respective Value Health businesses and is therefore excluded from interest expense from continuing operations for certain periods.

  Equity in earnings of affiliates decreased as a percentage of revenues to 0.6% in 1998 from 0.8% in 1997 primarily due to decreased profitability at certain non-consolidated joint venture facilities.

  During 1998, the Company recognized a pre-tax gain of $537 million ($243 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes a pre-tax gain of $350 million ($200 million after-tax) on the sale of 16 hospitals to a consortium of not-for-profit entities, a pre-tax gain of $213 million ($60 million after-tax) on the sale of 34 surgery centers, and a loss of $26 million ($17 million after-tax) on the sale of 5 hospitals and other facilities. See Note 3-Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

  During 1998 the Company, as part of its strategic business plan, decided to divest a group of its medical office buildings. The divestiture is expected to be completed through either sales or the transfer of the medical office buildings to a joint venture in which the Company anticipates maintaining a minority ownership interest. The recorded value for these medical office buildings, along with certain hospitals and other facilities expected to be sold, was reduced to fair value, based upon an estimated sales value, resulting in a pre-tax impairment charge of $334 million.

  During 1998, the Company incurred $90 million ($53 million after-tax) of costs in connection with the restructuring of operations and investigations. These costs included $85 million in professional fees and other costs and $5 million in severance costs.

  Minority interests declined as a percentage of revenues to 0.4% in 1998 from 0.8% in 1997 due to decreased income from joint ventures that included minority partners.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 Nine Months Ended September 30, 1998 and 1997 (Continued)

  The Company incurred a $61 million net loss from operations of its discontinued businesses in 1998 compared to net income of $57 million during the prior year. The majority of the loss, which is primarily related to the Company's home health care business, is due to revenue reductions related to Medicare rates of reimbursement for home health visits under the BBA-97 and a decline in home health visits.

 Liquidity

  Cash provided by continuing operating activities was $1.6 billion during the first nine months of both 1998 and 1997.

  Cash provided by investing activities increased to $1 billion in 1998 compared to cash used in investing activities of $2.7 billion in 1997. The increase was primarily due to proceeds from the sales of certain discontinued operations of $662 million in 1998 and cash proceeds from the disposition of hospitals and other health care entities of $1.6 billion in 1998 compared to $194 million in 1997. Also in 1998, cash flows from the change in investment in discontinued operations of $48 million compared to cash used of $1 billion in 1997 to complete the Value Health acquisition.

  Cash flows used in financing activities totaled approximately $2.5 billion during the first nine months of 1998 compared to cash provided of $1 billion in 1997. The cash flows from continuing operations and investing activities was primarily used to pay down debt during the first nine months of 1998. During 1997, the Company repurchased approximately 20.4 million shares of its common stock for a total cost of approximately $737 million which was funded by the issuance of long-term debt, commercial paper and bank borrowings.

  At September 30, 1998, current liabilities exceeded current assets by $96 million. Included in current liabilities is approximately $1.1 billion outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan. The Company expects to repay the one-year term loan primarily through proceeds from facility sales. Working capital balances totaled $1.7 billion at December 31, 1997. Management believes that proceeds from expected asset sales, cash flows from operations and amounts available under the Company's $2.0 billion five-year revolving credit facility due February 2002 will be sufficient to meet expected liquidity needs during the next twelve months.

  Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.6 billion at September 30, 1998 and $1.5 billion at December 31, 1997.

  The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at September 30, 1998. During April 1998, the partner in the Memorial Healthcare Group, Inc. joint venture exercised their put option whereby the Company purchased their remaining interest in the joint venture for approximately $40 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

  During the first quarter of 1998, the Internal Revenue Service issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could require the restructuring of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

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

 Capital Resources

  Excluding acquisitions, capital expenditures were $969 million during the first nine months of 1998 compared to $1.1 billion for the same period in 1997. Planned capital expenditures (including construction projects) in 1998 are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities.

  Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $116 million during the first nine months of 1998 and $398 million in 1997.

  The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's revolving credit facility (approximately $1.8 billion as of October 31, 1998) and equity. At September 30, 1998, there were projects under construction which had an estimated additional cost to complete and equip over the next few years of approximately $1.1 billion.

  During July 1998, the Company amended the one-year term loan and the revolving credit facility primarily to allow repurchases of up to $1.0 billion of its common stock. Also during July 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures February 2002. Proceeds from $1.0 billion term loan were used to reduce borrowings under the Company's revolving credit facility which the Company anticipates using to finance the $1.0 billion stock repurchase program.

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

  During the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its bank credit facilities. This was due to the limited access of commercial paper as a funding source caused by downgrades of the Company's senior debt and commercial paper credit ratings by Moody's Investor Service and Standard and Poor's. In February 1998, Moody's further downgraded the Company's senior debt credit rating to Ba2 and the commercial paper rating to NP (not prime) from P-3.

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

RESULTS OF OPERATIONS (CONTINUED)


 Capital Resources (Continued)

materially changing the capital structure of the Company. At this time, management has not determined the preferred allocation of the debt and equity for the future capital structure of the Company.

YEAR 2000 ISSUES

  The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient diagnosis and treatment.

  With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, the Company has identified various software applications that are being addressed on separate time lines. The Company has begun remediating all these software applications and is testing the software applications where remediation has been completed. The Company has also completed the assessment of mission critical third party software (i.e., that software which is essential for day to day operations) and has developed testing and implementation plans with separate time lines. The Company anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 1999. The Company's efforts are currently on schedule in all material respects.

  With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware, systems software, business software, and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by June 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

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

  With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by June 1999. The non-IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

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

  The Company is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of such resources, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 efforts, or the failures of third parties upon which the Company relies, are not accurately or timely completed. This development phase will continue through the end of 1998 with the implementation of contingency plans occurring in 1999.

  The Year 2000 project is currently estimated to have a minimum total cost of $75 million, of which the Company has incurred $28 million through the first nine months of 1998. Cumulatively, the Company has incurred $43 million of costs related to the Year 2000 project. The Company recognizes that the total cost is likely to increase as it completes its assessment of non-IT systems and as it continues its remediation and testing of IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows.

  The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

HEALTH CARE REFORM (CONTINUED)

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

PENDING IRS DISPUTES

  The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $341 million as of September 30, 1998. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company. (See Note 6-Income Taxes of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," "estimates" and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) general economic and business conditions,
(ii) competition; (iii) existing laws and governmental regulations and changes in, or the failure to comply with laws or governmental regulations; (iv) the outcome of the known and unknown governmental investigations of the Company's business practices; (v) the recently enacted changes in the Medicare and Medicaid programs affecting reimbursement to healthcare providers and insurers; (vi) legislative proposals for healthcare reform; (vii) the ability to enter into managed care provider arrangements on acceptable terms;
(viii) liability and other claims asserted against the Company; (ix) changes in business strategy or development plans; (x) the ability to attract and retain qualified management and personnel, including physicians; (xi) the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; (xii) Year 2000 issues; (xiii) slowness of reimbursement; (xiv) future divestitures which may result in additional charges; and (xv) ability to complete the share repurchase program. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA

CONSOLIDATED                                                  1998     1997
------------                                                 ------- ---------
Number of hospitals in operation at:
  March 31..................................................     310       314
  June 30...................................................     309       315
  September 30..............................................     294       314
  December 31...............................................               309
Number of freestanding outpatient surgical centers in
 operation at:
  March 31..................................................     142       143
  June 30 ..................................................     139       145
  September 30..............................................     103       143
  December 31...............................................               140
Licensed hospital beds at (a):
  March 31..................................................  60,739    60,993
  June 30...................................................  60,418    61,275
  September 30..............................................  57,521    61,071
  December 31...............................................            60,643
Weighted average licensed beds (b):
 Quarter:
  First.....................................................  60,765    61,222
  Second....................................................  60,712    61,203
  Third.....................................................  59,396    60,981
  Fourth....................................................            60,983
 Year.......................................................            61,096
Average daily census (c):
 Quarter:
  First.....................................................  28,758    28,401
  Second....................................................  25,515    25,921
  Third.....................................................  24,573    24,343
  Fourth....................................................            25,411
 Year.......................................................            26,006
Admissions (d):
 Quarter:
  First..................................................... 507,600   497,200
  Second.................................................... 474,400   477,200
  Third..................................................... 458,800   461,700
  Fourth....................................................           479,000
 Year.......................................................         1,915,100
Equivalent Admissions (e):
 Quarter:
  First..................................................... 755,800   731,900
  Second.................................................... 731,900   729,600
  Third..................................................... 703,800   711,300
  Fourth....................................................           728,600
 Year.......................................................         2,901,400
Average length of stay (days) (f):
 Quarter:
  First.....................................................     5.1       5.1
  Second....................................................     4.9       4.9
  Third.....................................................     4.9       4.9
  Fourth....................................................               4.9
 Year.......................................................               5.0

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                          OPERATING DATA (CONTINUED)


NON-CONSOLIDATED (G)        1998  1997
--------------------        ----- -----
Number of hospitals in
 operation at:
  March 31................     26    27
  June 30.................     26    27
  September 30............     24    27
  December 31.............           27
Number of freestanding
 outpatient surgical
 centers in operation at:
  March 31................      5     5
  June 30.................      5     5
  September 30............      5     5
  December 31.............            5
Licensed hospital beds at:
  March 31................  6,357 6,537
  June 30.................  6,317 6,641
  September 30............  6,029 6,455
  December 31.............        6,455

--------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Weighted average licensed beds represents the average number of licensed beds weighted based on periods owned.
(c) Average daily census represents the average number of patients in hospital beds each day.
(d) Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals.
(e) Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Average length of stay represents the average number of days admitted patients stay in the Company's hospitals.
(g) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by Columbia. They are accounted for using the equity method of accounting and therefore, are not included on a fully consolidated basis in the condensed consolidated financial statements.

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

  Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted on July 22, 1998 by a superseding indictment.

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

  While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2- Investigations and Note 10-Contingencies of the Notes to Condensed Consolidated Financial Statements.)

LAWSUITS

 Qui Tam Actions

  Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. With the exception of one case discussed below, the government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S)3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

  On October 5, 1998, the matter of United States of America ex rel. James F. Alderson v. Columbia/HCA Healthcare Corp., Healthtrust-The Hospital Company and Quorum Health Group, et al., Case No. 97-2035-CIV-T-23E, in the Middle District of Florida, Tampa Division, was unsealed. The Government intervened in this action on October 1, 1998. The Complaint was originally filed in Montana in 1993 but was later transferred to Florida. The Complaint alleges that defendants made false statements in annual Medicare cost reports over a period of ten years. The Complaint further alleges that defendants engaged in a scheme of filing improper reimbursement claims while keeping a "secret" set of books which were known as "reserve cost reports" and concealing these books from Medicare auditors. The Government has not yet served the Complaint on defendants.

  The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was filed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations in order to be eligible for Medicare payments, thereby rendering false the defendants' claims for Medicare reimbursement. The Complaint also alleges that defendants engaged in fraudulent accounting practices. Defendants have moved to dismiss the Complaint and that motion is pending.

  The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Plaintiffs have filed a motion for partial summary judgment which is pending.

  A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation, et al., was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). In general, the relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals; (ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing office space for free or reduced rent; (vi) providing free or reduced rate vacations and trips;
(vii) providing free or reduced rate opportunities for additional medical training; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The defendants filed a Motion to Dismiss the Second Amended Complaint in November 1995 which was granted by the Court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the Trial Court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Discovery has begun and defendants are in the process of producing documents at this time.

  On December 21, 1995, a matter entitled United States of America ex rel. Roy Meidinger vs. Lee Memorial Health System, et al., Case No. 95-423-FTM-99D, was filed in the United States District Court for the Middle District Court of Florida, Fort Myers Division. This case was brought against approximately 2,500 health care providers and insurance companies, including Columbia Southwest Florida Regional Medical Center, and generally concerns misrepresentation of customary charges to HCFA. In December 1996, the United States declined to intervene. In June 1997, the District Court entered an order directing relator to serve the defendants. In late November and early December 1997, each of the six defendants moved to dismiss the Complaint. In January 1998, relator filed his opposition to the defendants' motion to dismiss. The Court has not yet ruled on the defendants' motions.

  The matter of United States of America ex rel. Sandra Russell; and Sandra Russell, in her own right v. EPIC Healthcare Management Group, et al., No. H-95-99151, was filed on January 18, 1995 in the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants submitted claims, records and/or statements for Medicare reimbursement in connection with home health services which were false. The defendants moved to dismiss in May 1997. The Court granted defendants' motion but allowed the relator the right to replead. Relator filed an amended complaint. Defendants filed a second motion to dismiss which was granted on June 25, 1998. Relator has filed a Notice of Appeal which was dismissed by Fifth Circuit for failure to order transcript.

  The matter of Mary Ann Wisz, Individually, and ex rel. United States of America v. C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc., et al., Case No. 97-C-2646, was filed on April 16, 1997, in the United States District Court for the Northern District of Illinois, Eastern Division. An amended complaint was filed on February 17, 1998, and on May 15, 1998, plaintiff was permitted leave to file its Second Amended Complaint. In addition to adding Midwestern University as a party defendant, the Second Amended Complaint contained allegations that Olympia Fields Osteopathic Hospital and Medical Center and/or the Chicago Osteopathic Hospital changed dates on out-patient surgical procedures. That portion of the Second Amended Complaint has been answered and discovery is ongoing. The Second Amended Complaint also alleges that one or both hospitals directed surgical nurses to misdesignate the severity of surgeries. That portion of the Second Amended Complaint was subject to a partial motion to dismiss, which motion was fully briefed and was granted.

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

  On October 10, 1997, the Court entered an order consolidating all of the above-mentioned securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case No. 3-97-0370. All of the other individual securities class action lawsuits were administratively closed by the Court. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company's common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D., T. Michael Long and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating the Company's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses. Plaintiffs filed their Motion for Class Certification in February 1998, and defendants filed responsive briefs. No ruling has been made on class certification.

  On October 10, 1997, the Court entered an order consolidating all of the above-mentioned derivative law claims into a single-captioned case, McCall, H. Carl, as Comptroller of the State of New York and as Trustee of

 Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts (Continued)

the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the Court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits; (ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of material violations.

  The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the Court grant the motions to dismiss in both cases. Plaintiffs in both cases have filed objections to the Magistrate's recommendations with the District Court, and defendants have filed responsive pleadings.

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

  Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., Civil Action No. 15829NC, filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for "independent public directors"; and (iv) requiring the Company to put in place proper mechanisms of corporate governance.

  The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04) and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of "independent public directors"; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the Court transferred this case to the Middle District of Tennessee. By agreement of the parties, the case has been administratively closed pending the outcome of the Court's ruling on the defendants' motions to dismiss the McCall action referred to above.

  The Company intends to pursue the defense of these federal and state Shareholder Derivative and Class Action Complaints vigorously.

 Patient/Payer Actions and Other Class Actions

  The Company from time to time has received several purported class action lawsuits which have been filed by patients and/or payers against the Company and/or certain of its current and/or former officers and/or directors alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the lawsuits have been conditionally certified as class actions.

  The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The original complaint, which sought certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of
(i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys' fees, interest and costs. In an Order entered on June 11, 1998 by the Judicial Panel on Multi-District Litigation (the "MDL Panel"), other lawsuits against the Company were consolidated with the Boyson case in the Middle District of Tennessee. The amended complaint in Boyson was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, below.)

  The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for
Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital has charged excessive amounts for goods and services associated with patient care and treatment including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys' fees and costs. In response to defendants' amended motion to dismiss filed in January 1996, plaintiff amended the Complaint and defendant subsequently filed an answer and defenses in June 1996. To date, discovery is proceeding and no class has been certified.

  In October 1997, Colville, Douglas et al. v. Columbia/Palm Drive Hospital, et al. was filed in the Sonoma County Superior Court, California, Case No. 217646. The suit seeks certification of a class comprised of uninsured patients treated at the Company's hospitals and entities in California who have been treated and charged different fees than any other patient. The suit alleges, among other things, that the Company fraudulently overcharged the plaintiffs and that it unlawfully charged uninsured patients at a higher rate for the same services, compared to patients with insurance or Medicare. This lawsuit seeks damages, attorneys' fees and costs, restitution and injunctive relief. In March 1998, the Company filed a Demurrer Motion. The Demurrer was granted in part and denied in part. Plaintiff filed an Amended Complaint and the defendants filed a Second Demurrer Motion in June 1998. The Court granted the Demurrer as to all causes of action. Plaintiff filed a Third Amended Complaint and the Company's response was filed on or about November 2, 1998.

  Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated v. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the Court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. At this time, Summit has filed an application for permission to appeal to the Supreme Court of Tennessee, which has not been decided. In addition, the trial court withdrew the order for mediation pending defendant's appeal of the summary judgment denial.

  Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all those who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997 which has not been ruled on. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative which was granted but the Court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home healthcare units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The Court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the Court.

  The matter of The United Paper Workers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys' fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and
(iii) rescinding all contracts of defendants with plaintiffs and all class members. The complaint has not been served formally on the Company.

  The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation, et al. is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. All of the individual defendants have been voluntarily dismissed by plaintiff. On September 18, 1998, the Company's motion to dismiss was granted and plaintiff's complaint was dismissed without prejudice. Plaintiff has until on or about November 6, 1998 to file an amended complaint, and the Company has until on or about December 11, 1998 to respond to the amended complaint, if one is filed.

  The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys' fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997.

  The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The Court denied Jackson's motion on December 19, 1997, and Jackson subsequently filed a Complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of patients or persons who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of inflating overbilling. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys' fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050; however, the Court subsequently issued an order to remand the action to state court. To date, initial discovery has commenced, and Defendant has filed a motion to dismiss which is pending in the state court.

  The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleges that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiffs' Complaint claimed fees from any recovery or benefit in the action. On September 18, 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, summary judgment was granted to the class on Count I on the ground of mootness. No monetary judgment was recovered. In September 1998, the Court entered an order denying plaintiffs' motion for attorneys' fees and granting their motion for costs. Both parties have appealed. There have been no appeals of the final judgments.

  The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated
v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organization Act ("RICO") based on allegations that the defendant has employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate on June 11, 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998.

  On April 24, 1998, two matters, Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/HCA Healthcare Corporation, Case No. 598CV157, and Board of Trustees of the Texas Ironworkers' Health Benefit Plan v. Columbia/HCA Healthcare Corporation, Case No. 598CV158, were filed in the United States District Court for the Eastern District of Texas. The original Complaint in these suits alleged violations of RICO only. Plaintiffs in both cases principally alleged that in order to inflate its revenues and profits, defendant engaged in fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. These suits seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. Plaintiffs subsequently amended their complaint to add allegations under ERISA as well as state law claims. These suits have been consolidated by the MDL Panel with Boyson and transferred to the Middle District of Tennessee for pretrial proceedings. The amended complaints in these suits were withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998.

  The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/HCA Healthcare Corporation, Case No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims which are similar to those alleged in Boyson. Plaintiff, an Employee Welfare Benefit Plan, alleges that defendant violated the terms of the Plan documents by overbilling the Plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the Plan documents by taking Plan assets in payment of such improper bills. Plaintiff further alleges that defendant intentionally concealed or suppressed the true nature of its patients' illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys' fees, interest and costs. This suit has been consolidated by the Court with Boyson and the other cases transferred by the MDL Panel to the Middle District of Tennessee. The complaint in Tennessee Laborers was withdrawn and superseded with the filing of the Coordinated Class Action Complaint in the MDL proceeding on September 21, 1998.

  The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. (S)1407. Three other cases that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order has been entered that provides for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999.

  The Company intends to pursue the defense of these class actions vigorously.

  While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed may be substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Notes 2 and 10 of the Notes to Consolidated Condensed Financial Statements.

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

 General Liability Claims

  The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Retirement Committee during 1997 alleging breach of fiduciary duty owing to the participants in the Stock Bonus Plan by failing to sell the Plan's holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the Plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the Plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A scheduling order has been entered, discovery is underway and a trial date of June 8, 1999 has been set.

  A class action styled Mary Forsyth, et al. v. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas, a facility now owned by the Company. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiffs' claims but granted plaintiffs judgment on one claim that is assessed as having a maximum exposure of under $4 million, plus attorneys' fees. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages, with exposure assessed at under $12 million. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiffs' expert claims antitrust damages of approximately $13-$21 million. Humana, Inc. ("Humana") has petitioned the Supreme Court for a Writ of Certiorari on the RICO claims which was granted. The antitrust claims have been remanded to the United States District Court in Nevada. The District Court has indicated that it is unlikely to set a trial date until the United States Supreme Court rules on the merits of the claims presented in the Petition for Writ of Certiorari. Humana filed a Motion for Summary Judgment on all remaining antitrust claims raising issues that were not reached by the District Court. On September 21, 1998 an order was entered by the District Court granting defendants' motion for summary judgment on the issue of attempted antitrust monopolization, but denying all other arguments for dismissal of plaintiffs' antitrust claims. Accordingly, the remaining antitrust issues will be decided at a trial on this matter.

  On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendition of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs, as well as injunctive relief. On October 15, 1998, the Company filed a counterclaim and third party complaint against Florida Software Systems, Inc., Receivable Dynamics, Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract.

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

  The above information updates the Legal Proceedings section of the Company's annual report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) List of Exhibits:

   Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed
   Charges.

   Exhibit 27--Financial Data Schedule *

* Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

  (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

   On July 30, 1998, the Company filed a report on Form 8-K which included its second quarter 1998 earnings release and announced the $1.0 billion share repurchase program.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBIA/HCA HEALTHCARE CORPORATION

Date: November 12, 1998                          /s/ Kenneth C. Donahey
                                          -----------------------------------
                                                   Kenneth C. Donahey
                                                  Senior Vice President

                                                  /s/ R. Milton Johnson
                                          -----------------------------------
                                                    R. Milton Johnson
                                              Vice President and Controller