Form 10-K405
period 1998-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1999-03-30
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11239
                             ---------------------
                      COLUMBIA/HCA HEALTHCARE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
                             ---------------------

                 DELAWARE                                         75-2497104
     (State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
      Incorporation or Organization)
              ONE PARK PLAZA                                        37203
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     As of March 15, 1999, there were outstanding 621,233,662 shares of the Registrant's Voting Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of March 15, 1999 the aggregate market value of the Common Stock held by non-affiliates was approximately $9,110,186,000. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, The Columbia/HCA Healthcare Corporation Stock Bonus Plan, The Columbia/HCA Healthcare Corporation Salary Deferral Plan and the San Leandro Retirement and Savings Plan have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
PART I
Item 1.    Business....................................................       3
Item 2.    Properties..................................................      21
Item 3.    Legal Proceedings...........................................      22
Item 4.    Submission of Matters to a Vote of Security Holders.........      32

PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      33
Item 6.    Selected Financial Data.....................................      34
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      36
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      52
Item 8.    Financial Statements and Supplementary Data.................      52
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      52

PART III
Item 10.   Directors and Executive Officers of the Registrant..........      53
Item 11.   Executive Compensation......................................      53
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      53
Item 13.   Certain Relationships and Related Transactions..............      53

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................      54

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Columbia/HCA Healthcare Corporation is one of the leading health care services companies in the United States. At December 31, 1998, the Company operated 266 general, acute care hospitals and 15 psychiatric hospitals. In addition, as part of its comprehensive health care networks, the Company operated 102 outpatient surgery centers and provided extensive outpatient and ancillary services. Affiliates of the Company are also partners in several joint ventures that collectively own and operate 22 general, acute care hospitals, 2 psychiatric hospitals and 5 outpatient surgery centers which are accounted for using the equity method. The Company and its affiliates are located in 32 states, England and Switzerland. The term the "Company" or "Columbia/HCA" as used herein refers to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners.

     The Company's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals, as well as at freestanding facilities operated by the Company, including outpatient surgery and diagnostic centers, rehabilitation facilities and other facilities. In addition, the Company operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 46 states.

     During 1998, the Company completed the sale of 36 hospitals, which included the sale of 21 hospitals to a consortium of not-for-profit entities. The Company also sold 36 ambulatory surgery centers. Throughout the year, the Company acquired six hospitals and completed construction on three hospitals. In the third and fourth quarters of 1998, the Company substantially completed the sale of its home health business. During the second and third quarters of 1998, the Company completed the sale of three of the four units acquired when the Company acquired Value Health, Inc. ("Value Health"). The Company acquired Value Health in August 1997 in a merger accounted for as a purchase (the "Value Health Merger"). During April 1995, the Company acquired Healthtrust, Inc. -- The Hospital Company ("Healthtrust") in a merger transaction accounted for as a pooling of interests (the "Healthtrust Merger"). Healthtrust began operations through the acquisition of a group of hospitals and related assets from Hospital Corporation of America (the predecessor to HCA) in September 1987. During May 1994, Healthtrust acquired EPIC Holdings, Inc. ("EPIC") in a transaction accounted for as a purchase. During September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase. During February 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") in a merger transaction accounted for as a pooling of interests. Effective September 1993, the Company acquired Galen Health Care, Inc. ("Galen") in a merger transaction accounted for as a pooling of interests. Galen began operations as an independent publicly held corporation upon the distribution of all of its common stock by its then 100% owner, Humana Inc., in March 1993.

     The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 344-9551.

BUSINESS STRATEGY

     The Company's business strategy is to be a comprehensive provider of quality health care services in select communities. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and local physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company believes it is better able to attract and serve patients and physicians. The Company believes it is also able to reduce operating costs by sharing certain services among several facilities in the same area and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     The Company generally seeks to operate each of its facilities as part of a network with other health care facilities that it owns or operates within the same region. The Company is concentrating on those communities where the Company is a leader or has a reasonable expectation of becoming a leader. By narrowing its focus to these communities, the Company seeks to take advantage of the synergies that come from economies of scale. In instances where assets within a particular community do not fit within the Company's business strategy and where acquisitions of additional facilities in the area are not possible or practical, the Company may seek to joint venture or partner with other local facilities or, alternatively, may seek to divest those assets. See Note 16 -- Segment and Geographic Information in the Notes to Consolidated Financial Statements.

     As a part of its business strategy, the Company continues to reevaluate and restructure its operations to create a smaller, more focused company. This strategy will allow Company management to concentrate their efforts on the Company's strategic locations, which are typically located in urban areas that are characterized by highly integrated health care facility networks. During 1999, the Company sold 36 hospitals and 36 surgery centers in non-strategic locations, substantially all of its home health care operations and various other assets.

     The Company also plans to spin-off the Company's Pacific (38 hospitals and 17 surgery centers) and America (23 hospitals) operating groups into two independent, publicly traded companies named Triad Hospitals and LifePoint Hospitals, respectively. Management believes that by separating the groups into two smaller, focused public companies, whose facilities are located outside the Company's strategic markets, the performance and profitability of the facilities in these groups should be enhanced. Management also believes that the new companies will have more focused management, have more effective operating structures based on local conditions and will be better able to tailor compensation incentives for employees to each group's performance. The spin-offs are anticipated to be completed in the second quarter of 1999, subject to receipt of a favorable ruling from the Internal Revenue Service (the "IRS"), certain regulatory approvals and financing.

     The Company will continually reassess and refine its business strategy throughout 1999.

CHALLENGES, RESTRUCTURING AND PROGRESS

     While the Company continued to encounter significant legal and operational challenges and changes during 1998, the Company also made significant progress in the implementation of the business plan and strategy developed and initiated during 1997.

     The Company made significant strides in 1998 in refining its business plan and strategy. The Company is restructuring its operations to create a smaller and more focused company. The restructuring includes divestitures of certain non-strategic hospitals, surgery centers and various other assets. The Company also has substantially implemented the action plan developed in August 1997, to return the Company's emphasis to its primary goal of local, community-focused care and to redefine its approach to certain business practices that may have led to the investigations by certain government agencies. The Company has instituted a values based culture to insure patient care is our primary focus and to strive to deliver high quality, cost-effective, community based health care. The Company has solid leadership, enhanced policies and procedures and a preeminent compliance program. The Company has substantially completed the sale of its home care units and the repurchase of physician interests in hospitals.

     While management believes the reorganization and other plans are in the best interest of the Company and its shareholders, management is not currently able to predict what effect such actions might have on the Company's financial position or results of operations.

     The Company remains the subject of several Federal investigations into its business practices, as well as governmental investigations by numerous states. The Company is working closely with the appropriate governmental authorities to resolve these matters. The Company is also named in other various legal proceedings, which include qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims. The Company is defending these actions vigorously. See Item 3 -- "Legal Proceedings."

     It is too early to predict the outcome or quantify the effects that the ongoing investigations and litigation, the initiation of additional investigations or litigation, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

HEALTH CARE FACILITIES

     The Company currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabilitation centers and various other programs.

     At December 31, 1998, the Company, either directly or through joint ventures, operated 288 general, acute care hospitals with 57,865 licensed beds. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. A local advisory board, which usually includes members of the hospital's medical staff, generally makes recommendations concerning the medical, professional and ethical practices at each hospital and monitors such practices. However, the hospital is ultimately responsible for ensuring that these practices conform to established standards. When the Company acquires a hospital, it establishes quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

     Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

     At December 31, 1998, the Company either directly or through joint ventures, operated 17 psychiatric hospitals with 1,843 licensed beds. The Company's psychiatric hospitals provide therapeutic programs tailored to child psychiatric, adolescent psychiatric, adult psychiatric, adolescent alcohol or drug abuse and adult alcohol or drug abuse patients. The hospitals use the "treatment team" concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis intervention, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical therapy. Family aftercare plans are actively promoted from the time of admission, through hospitalization and after discharge. An aftercare plan measures each patient's post-program progress and utilizes one or more self-help groups. Program procedures are designed to ensure that quality standards are achieved and maintained. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

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

     In addition to providing capital resources, the Company makes available a variety of management services to its health care facilities, most significantly: ethics and compliance programs; national supply and equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information systems; legal counsel; personnel management and internal audit.

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

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1997   1996
                                                              ----   ----   ----
Medicare....................................................   30%    34%    35%
Medicaid....................................................    6%     6%     6%
Managed care................................................   32%    28%    25%
Other sources...............................................   32%    32%    34%
                                                              ----   ----   ----
          Total.............................................  100%   100%   100%
                                                              ====   ====   ====

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

  Medicare

     Under the Medicare program the Company receives reimbursement under a prospective payment system ("PPS") for inpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost based system, subject to certain cost limits (known as TEFRA limits).

     Under PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. When treatments for certain patients fall well outside the normal distribution, providers receive additional payments (outliers). DRG payments do not consider a specific hospital's cost, but are adjusted for area wage differentials. The majority of capital costs for acute care facilities are reimbursed on a prospective payment system based on DRG weights multiplied by a Federal rate adjusted for a geographic rate.

     DRG rates are updated and recalibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates (the "market basket") gives consideration to the inflation experienced by hospitals (within the hospital market basket) in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each Federal fiscal year, which begins on October 1. The historical DRG rate increases were 1.1% 1.5% and 2.0% for Federal fiscal years 1995, 1996 and 1997, respectively. For Federal fiscal year 1998, there was no increase. The budgeted updates for Federal fiscal years 1999 through 2002 are market basket minus 1.9%, 1.8%, 1.1% and 1.1% respectively. The Company anticipates that future legislation may decrease the rate of increase for DRG payments in the future, but is not able to predict the amount of the reduction.

     Outpatient services provided at general, acute care hospitals typically are reimbursed by Medicare at the lower of customary charges or approximately 82% of actual cost, subject to additional limits on the reimbursement of certain outpatient services. The Balanced Budget Act of 1997 ("BBA-97"), enacted August 5, 1997, contains provisions that affect outpatient services, including a requirement that HCFA adopt a prospective payment system for outpatient hospital services to begin January 1, 1999. However, implementation of the PPS will be delayed because of Year 2000 systems concerns. The outpatient PPS will be implemented as soon as possible after January 1, 2000. At such time as PPS is implemented, the rates will be based on the rates that would have been in effect January 1, 1999, updated by the rate of increase in the hospital market basket minus one percentage point. The Company is not able to predict the effect, if any, that the new payment system will have on its financial results. After the fee schedule is established for this new PPS system, the fee schedule is to be updated by the market basket minus 1.0% for each of Federal fiscal years 2000 through 2002. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not covered under a Part A stay are reimbursed according to the Medicare physician fee schedule.

     Payments to PPS-exempt hospitals and units, (i.e., inpatient psychiatric, rehabilitation and long-term hospital services), are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index. For Federal fiscal years 1995, 1996 and 1997, the market basket rate of increase was 3.7%, 3.4%, and 2.5% respectively. For Federal fiscal years 1994 through 1997, the market basket is reduced by the lesser of 1% or the percentage difference between 10% and the percentage by which the hospital's allowable operating costs exceed the target amount in Federal fiscal year 1990. For Federal fiscal year 1998, there was no increase. For Federal fiscal year 1999, the market basket index is projected to be 2.4%. The update for cost reporting periods October 1, 1998 to September 30, 1999 is the market basket less a percentage point between 0% and 2.4% depending on the hospital's or unit's costs in relation to the ceiling (target). Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units. For Federal fiscal year 1998, these limits are $10,534, $19,104, and $37,688 per discharge respectively. For Federal fiscal year 1999, these new limits are $10,787, $19,562 and $38,593 per discharge respectively. In addition the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For Federal fiscal year 1998 these amounts were $8,517, $16,738, and $18,947 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively, and are wage adjusted. For Federal fiscal year 1999, these amounts are $8,686, $17,077 and $22,010 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively.

     Skilled nursing facilities ("SNF") have historically been reimbursed by Medicare on the basis of actual costs, subject to certain limits. The BBA-97 requires the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities will be paid a Federal per diem rate for virtually all covered services. The new payment system will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The law also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis due to HCFA's delays in modifying the systems.

     BBA-97 also requires the United States Department of Health and Human Services ("HHS") to establish a PPS for home health services, to be implemented beginning October 1, 1999. Prior to implementation, the BBA-97 establishes certain interim payment reforms for cost reporting periods beginning on or after October 1, 1997, including reduced per visit costs limits, and agency-specific per beneficiary annual limits on an agency's costs. Effective for cost reporting periods beginning on or after October 1, 1997, home health agencies are paid the lower of (i) their reasonable costs, (ii) per visit limits or (iii) blended agency specific per beneficiary limits based on 98% of 1994 base year costs.

     Currently, physicians are paid by Medicare on a physician fee schedule. However, physicians working in rural health clinics, such as those maintained by the Company, are reimbursed for their professional and administrative services through the rural health clinic at cost subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds.

     Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Thirteen of the Company's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals include a higher reimbursement rate, which is based on a blend of hospital-specific costs and the national DRG rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes (i.e., exempt from CHAMPUS DRG-based payment system).

     BBA-97 mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, hospital outpatient services beginning January 1, 1999, home health services for Medicare cost reporting periods beginning after September 30, 1999, and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after September 30, 2000. Prior to the commencement of the prospective payment systems, payment constraints will be applied to PPS-exempt hospitals and units for Medicare cost reporting periods beginning on or after October 1, 1997. As of December 31, 1998, the Company had 87 rehabilitation hospitals/units, 163 skilled nursing facility units, 3 long term care hospitals and 48 psychiatric hospitals/units.

  Medicaid

     Most state Medicaid payments are made under a prospective payment system or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. Medicaid is currently funded jointly by the states and Federal government. The amount of the

Federal government's portion is at least 50% of the state's qualifying costs. The Federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals.

     On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of these amendments, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. The impact of these new taxes upon the Company has not been materially adverse. However, the Company is unable to predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, is unable to assess the effect of such additional taxes on its results of operations or financial position.

  Annual Cost Reports

     All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. The Company believes that adequate provisions have been made in its financial statements for any material retroactive adjustments that might result from such audits and that final resolution of the contested issues will not have a material adverse effect upon its results of operations or financial position.

     Reviews of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing government investigations of the Company. It is too early to predict the outcome of these investigations, but if the Company or any of its facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of the Company. See Item
3 -- "Legal Proceedings."

  Managed Care

     Pressures to control the costs of health care have resulted in increases to the percentage of admissions and net revenues attributable to managed care payers. The percentage of the Company's admissions attributable to managed care payers increased from 35.2% for the year ended December 31, 1997 to 38.7% for the year ended December 31, 1998. The percentage of the Company's net revenue from continuing operations attributable to managed care payers increased from 28.4% for the year ended December 31, 1997 to 31.7% for the year ended December 31, 1998. The Company expects that the trend toward increasing percentages related to managed care payers will continue in the future. The Company generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers.

  Commercial Insurance

     The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policyholders based upon the particular hospital's established charges and the particular coverage provided in the insurance policy.

     Commercial insurers are continuing efforts to limit the costs of hospital services by adopting discounted payment mechanisms, including prospective payment or DRG-based payment systems for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers' reimbursement to hospitals for the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of the Company's hospitals.

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

                                                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1998        1997        1996        1995        1994
                                            ---------   ---------   ---------   ---------   ---------
Number of hospitals at end of period(a)...        281         309         319         319         311
Number of licensed beds at end of
  period(b)...............................     53,693      60,643      61,931      61,347      59,595
Weighted average licensed beds(c).........     59,104      61,096      62,708      61,617      57,517
Admissions(d).............................  1,888,800   1,915,100   1,895,400   1,774,800   1,565,500
Equivalent admissions(e)..................  2,870,900   2,901,400   2,826,000   2,598,300   2,202,600
Average length of stay (days)(f)..........        5.0         5.0         5.1         5.3         5.6
Average daily census(g)...................     25,675      26,006      26,583      25,917      23,841
Occupancy rate(h).........................         43%         43%         42%         42%         41%

---------------

(a) Excludes 24 facilities in 1998, 27 facilities in 1997, 22 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals.
(g) Represents the average number of patients in the Company's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

     Hospitals have experienced significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers, managed care programs and self-insured employers. These changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shorter lengths of stay for inpatient care.

COMPETITION

     Generally, other hospitals in the local markets served by most of the Company's hospitals provide similar services that are offered by the Company's hospitals. Additionally, in the past several years the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which the Company operates has increased significantly. As a result, most of the Company's hospitals operate in an increasingly competitive environment. The rates charged by the Company's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than the Company's hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities which may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to the Company's hospitals. In addition, in certain localities served by the Company there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at most of the Company's hospitals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, the Company's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

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

     The hospital industry and the Company's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, the Company expands many of its facilities to include outpatient centers, offers discounts to private payer groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

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

  Certificates of Need

     The construction of new facilities, the acquisition of existing facilities and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership. Further, violation may result in the imposition of civil or, in some cases, criminal sanctions, the denial of Medicare or Medicaid reimbursement or the revocation of a facility's license.

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

  Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to the HHS that a provider which is in substantial noncompliance with the standards of the PROs be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

  Medicare Regulations and Fraud and Abuse

     Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for services not rendered or misrepresenting actual services rendered in order to obtain higher reimbursement; (ii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act, hereinafter the "Anti-Fraud Amendments"); (iii) failing to stabilize all individuals who come to its emergency room who have an "emergency medical condition," whether or not any such individual is eligible for Medicare; (iv) transferring any stabilized patient to another health care facility before such other facility has agreed to the transfer of such patient, while such other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment; and (v) transferring any unstabilized patient (except those transferred at the patient's request or with physician certification that the medical risks from the transfer are less harmful than continued treatment at the transferring facility), such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon such hospital under certain provisions of the Social Security Act.

     Moreover, HHS and the courts have interpreted the Anti-Fraud Amendments broadly to include the intentional offer, payment, solicitation or receipt of anything of value if one purpose of the payment is to induce the referral of Medicare business. Health care providers generally are concerned that many relatively innocuous, or even beneficial, commercial arrangements with their physicians (or others that provide referrals) may technically violate this strict interpretation of the Anti-Fraud Amendments.

     In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the Anti-Fraud Amendments, the OIG has from time to time issued "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the fraud and abuse law. The OIG has identified the following incentive arrangements as potential violations: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician or (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

     In addition, in July 1991, the OIG issued final regulations outlining certain "safe harbors" for practices, which, although potentially capable of inducing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Anti-Fraud Amendments. The practices protected by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

     Section 1877 of the Social Security Act (commonly known as the "Stark Law") prohibits referrals of Medicare and Medicaid patients by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include among other things, clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. There are certain exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. Proposed regulations implementing the Stark Law, as amended, have not been implemented. The Company cannot predict the final form that such regulations will take or the effect that the Stark Law or the regulations promulgated thereunder will have on the Company.

     Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Anti-Fraud Amendments, but with broader effect since they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to the Stark Law, but with broader effect, since the legislation applies regardless of the source of payment for care. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. & 1301 et seq.), to broaden the scope of certain fraud and abuse laws to include all health care services whether or not they are reimbursed under a Federal program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a Federal criminal offense. In addition, for the first time, Federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

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

     The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. Like the Anti-Fraud Amendments, this statute is very broad. Careful and accurate coding of claims for reimbursement must be performed to avoid liability under the false claims statutes.

     Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Anti-Fraud Amendments, the Stark Law, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations, whether other legislation or regulations at the Federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     The Federal Medicaid regulations also prohibit fraudulent and abusive practices and authorize the exclusion from such program of providers in violation of such regulations.

     Medicare Regulations and Fraud and Abuse are areas included in the government investigation of the Company. See Item 3 -- "Legal Proceedings."

  State Legislation

     Some of the states in which the Company operates have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in substantial compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of the Company.

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

  Revenue Ruling 98-15

     In March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (that require the Company to purchase the partner's interest in the joint venture) by certain existing joint venture partners.

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

INSURANCE

     As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, the Company insures a substantial portion of its professional and general liability risks. The Company's health care facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. The Company also maintains professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

     The Company and its insurance subsidiary maintain allowances for loss for professional and general liability risks which totalled $1.4 billion at December 31, 1998. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to earnings of the Company. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for professional and general liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for professional and general liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

     At December 31, 1998 the Company had approximately 260,000 employees, including approximately 61,000 part-time employees. Employees at 11 hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel. References herein to "employees" refer to employees of affiliates of the Company.

     The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With certain exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 15, 1999, were as follows:

                NAME                   AGE                     POSITION(S)
                ----                   ---                     -----------
Thomas F. Frist, Jr., M.D. ..........  60    Chairman of the Board and Chief Executive
                                             Officer
Jack O. Bovender, Jr. ...............  53    President and Chief Operating Officer
David G. Anderson....................  51    Vice President -- Finance and Treasurer
Richard M. Bracken...................  46    President -- Western Group
Victor L. Campbell...................  52    Senior Vice President
Kenneth C. Donahey...................  48    Senior Vice President and Chief Financial
                                             Officer -- America Group
W. Leon Drennan......................  43    Senior Vice President
Rosalyn S. Elton.....................  37    Vice President -- Operations Finance
James A. Fitzgerald, Jr. ............  44    Vice President -- Contracts and Operations
                                             Support
James M. Fleetwood, Jr. .............  51    President and Chief Operating Officer -- America
                                             Group
V. Carl George.......................  55    Vice President -- Development
Jay F. Grinney.......................  48    President -- Eastern Group
Neil D. Hemphill.....................  45    Senior Vice President -- Administration and
                                             Human Resources -- America Group
Frank M. Houser, M.D. ...............  58    Senior Vice President -- Quality and Medical
                                             Director
R. Milton Johnson....................  42    Vice President & Controller
Patricia T. Lindler..................  51    Vice President -- Reimbursement
Scott L. Mercy.......................  37    Chief Executive Officer -- America Group
A. Bruce Moore, Jr. .................  39    Vice President -- Operations Administration
Philip R. Patton.....................  46    Senior Vice President -- Human Resources
James D. Shelton.....................  45    President -- Pacific Group
Joseph N. Steakley...................  44    Vice President -- Internal Audit & Consulting
                                             Services
Robert A. Waterman...................  45    Senior Vice President and General Counsel
Noel Brown Williams..................  44    Senior Vice President and Chief Information
                                             Officer
Alan R. Yuspeh.......................  49    Senior Vice President -- Ethics, Compliance and
                                             Corporate Responsibility

     Thomas F. Frist, Jr., M.D. has served as Chairman of the Board and Chief Executive Officer since July 1997. Previously, he served as Vice Chairman of the Board of the Company from April 1995 until July 1997. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA -- Hospital Corporation of America ("HCA") from 1988 to February 1994.

     Jack O. Bovender, Jr. has served as President and Chief Operating Officer of the Company since August 1997. From April 1994 to August 1997, he was retired after serving as Chief Operating Officer of HCA from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA.

     David G. Anderson has served as Vice President -- Finance of the Company since September 1993 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Humana Inc.

     Richard M. Bracken has served as President -- Western Group of the Company since August 1997. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. From July 1993 to December 1994, he served as President of Nashville Healthcare Network, Inc. From December 1981 to June 1993, he served in various hospital Chief Executive Officer and Administrator positions with HCA.

     Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA in 1972. Mr. Campbell is currently a director of the Federation of American Health Systems and the American Hospital Association.

     Kenneth C. Donahey has served as Senior Vice President and Chief Financial Officer -- America Group of the Company since November 1998. Prior to that time, Mr. Donahey served as Senior Vice President and Controller of the Company from April 1995 to November 1998. Mr. Donahey served as Senior Vice President and Controller of Healthtrust from April 1993 to April 1995. Mr. Donahey served as Vice President and Controller of Healthtrust from 1987 to 1993.

     W. Leon Drennan has served as President -- Physician Services for the Company since January 1998. Mr. Drennan served as Senior Vice
President -- Internal Audit of the Company from February 1995 to December 1997. From February 1994 to January 1995, Mr. Drennan served as Vice
President -- Internal Audit of the Company. Mr. Drennan served as Vice President -- Internal Audit for HCA from 1987 until 1994.

     Rosalyn S. Elton has served as Vice President -- Operations Finance of the Company since August 1993. From October 1990 to August 1993, Ms. Elton served as Vice President -- Financial Planning and Treasury.

     James A. Fitzgerald, Jr. has served as Vice President -- Contracts and Operations Support of the Company since 1994. From 1993 to 1994, he served as the Vice President of Operations Support for HCA. From July 1981 to 1993, Mr.Fitzgerald served as Director of Internal Audit for HCA.

     James M. Fleetwood, Jr. has served as President -- America Group of the Company since January 1998. Mr. Fleetwood served as President -- Florida Group of the Company from May 1996 to January 1998. Mr. Fleetwood served as President of the Company's North Florida Division from April 1995 to May 1996. From August 1992 to April 1995, Mr. Fleetwood was a Regional Vice President of Healthtrust.

     V. Carl George has served as Vice President -- Development of the Company since April 1995. From September 1987 to April 1995, Mr. George served as Director of Development for Healthtrust.

     Jay F. Grinney has served as President -- Eastern Group of the Company since May 1996. From October 1993 to May 1996, Mr. Grinney served as President of the Greater Houston Division of the Company. From November 1992 to October 1993, Mr. Grinney served as Chief Operating Officer of the Houston Region of the Company.

     Neil D. Hemphill has served as Senior Vice President -- Administration and Human Resources -- America Group of the Company since September 1998. Prior to that time, Mr. Hemphill served as Senior Vice President--Human Resources of the Company from February 1994 to August 1998. Mr. Hemphill served as Vice President -- Human Resources of the Company from June 1992 to February 1994.

     Frank M. Houser, M.D. has served as Senior Vice President -- Quality and Medical Director of the Company since November 1997. Dr. Houser served as President -- Physician Management Services of the Company from May 1996 to November 1997. Dr. Houser served as President of the Georgia Division of the Company from December 1994 to May 1996. From May 1993 to December 1994, Dr. Houser served as the Medical Director of External Operations at The Emory Clinic, Inc. in Atlanta, Georgia. Dr. Houser served as State Public Health Director, Georgia Department of Human Resources, from July 1991 to May 1993.

     R. Milton Johnson has served as Vice President and Controller of the Company since November 1998. Prior to that time, Mr. Johnson served as Vice President -- Tax of the Company from May 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax of Healthtrust from September 1987 to April 1995.

     Patricia T. Lindler has served as Vice President -- Reimbursement of the Company since September 1998. Prior to that time, Ms. Lindler was the President of Health Financial Directions, Inc. from March 1995 to September 1998. From January 1993 to February 1995, Ms. Lindler served as Director of Reimbursement of the Company's Florida Group.

     Scott L. Mercy has served as Chief Executive Officer of the America Group of the Company since September 1998. From April 1996 to August 1998, Mr. Mercy served as President and Chief Executive Officer of American Service Group, Inc. where he has also served as Chairman of the Board since September 1998. From February 1994 to February 1995, Mr. Mercy was Senior Vice President -- Financial Operations of the Company, and prior to that time was Vice
President -- Financial Operations and Director -- Financial Operations Support of HCA.

     A. Bruce Moore, Jr. has served as Vice President -- Operations Administration of the Company since September 1997. From October 1996 to September 1997 Mr. Moore served as Vice President -- Benefits of the Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996. From February 1994 to March 1995, Mr. Moore served as Director -- Compensation of the Company. Mr. Moore also served as
Director -- Compensation for HCA from November 1987 until February 1994.

     Philip R. Patton has served as Senior Vice President -- Human Resources of the Company since September 1998. Previously, Mr. Patton served as Vice President of Human Resources of Quorum Health Group, Inc. from 1996 to August 1998. From 1994 to 1996, Mr. Patton was retired after serving as Senior Vice President of Human Resources of HCA from 1979 to 1994.

     James D. Shelton has served as President -- Pacific Group of the Company since January 1, 1998. Mr. Shelton served as President -- Central Group of the Company from June 1994 until January 1998. From May 1993 to June 1994, Mr. Shelton was employed by National Medical Enterprises, Inc. ("NME") (presently called Tenet Healthcare Corporation) as Executive Vice President of the Central Division. Mr. Shelton served as Senior Vice President of Operations for NME from August 1986 until May 1993.

     Joseph N. Steakley has served as Vice President -- Internal Audit and Consulting Services since November 1997. From December 1975 until October 1997, Mr. Steakley worked for Ernst & Young LLP where he served as a partner from October 1989.

     Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was also Chair of the firm's healthcare group during 1997. Prior to September 1993, Mr. Waterman was a partner in the law firm of McCutchen, Doyle, Brown & Enersen.

     Noel Brown Williams has served as Senior Vice President and Chief Information Officer of the Company since October 1997. From October 1996 to September 1997, Ms. Williams served as Chief Information Officer for American Service Group/Prison Health Services, Inc. From September 1995 to September 1996, Ms. Williams worked as an independent consultant. From June 1993 to June 1995, Ms. Williams served as Vice President, Information Services for Columbia/HCA Information Services. From February 1979 to June 1993, she held various positions with HCA Information Services.

     Alan R. Yuspeh has served as Senior Vice President -- Ethics, Compliance and Corporate Responsibility of the Company since October 1997. From September 1991 until October 1997, Mr. Yuspeh was a partner with the law firm of Howrey & Simon. As a part of his law practice, Mr. Yuspeh served from 1987 to 1997 as Coordinator of the Defense Industry Initiative on Business Ethics and Conduct.

ITEM 2.  PROPERTIES

     The following table lists, by state, the number of hospitals (general, acute care and psychiatric) owned, managed or operated by the Company as of December 31, 1998:

                                                                          LICENSED
                           STATE                              HOSPITALS     BEDS
                           -----                              ---------   --------
Alabama.....................................................       2          221
Alaska......................................................       1          254
Arizona.....................................................       5          792
Arkansas....................................................       3          573
California..................................................      14        2,759
Colorado....................................................       8        2,119
Florida.....................................................      52       12,034
Georgia.....................................................      20        3,327
Idaho.......................................................       2          462
Illinois....................................................       6        1,252
Indiana.....................................................       2          460
Kansas......................................................       4        1,407
Kentucky....................................................       9        1,409
Louisiana...................................................      19        2,725
Massachusetts...............................................       2          475
Mississippi.................................................       1          130
Missouri....................................................       2          466
Nevada......................................................       2          808
New Hampshire...............................................       2          295
New Mexico..................................................       2          385
North Carolina..............................................       2          193
Ohio........................................................       4        1,617
Oklahoma....................................................       8        1,359
Oregon......................................................       2          198
South Carolina..............................................       5          950
Tennessee...................................................      22        3,261
Texas.......................................................      67       13,051
Utah........................................................       8        1,001
Virginia....................................................      15        3,512
Washington..................................................       1          119
West Virginia...............................................       6        1,282
Wyoming.....................................................       1           70
INTERNATIONAL
------------------------------------------------------------
Switzerland.................................................       2          225
United Kingdom..............................................       4          517
                                                                 ---       ------
                                                                 305       59,708
                                                                 ===       ======

     In addition to the hospitals listed in the above table, the Company operates 107 outpatient surgery centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at the Company's hospitals.

     The Company owns and maintains its headquarters in approximately 580,000 square feet of space in five office buildings in Nashville, Tennessee.

     The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is facing significant legal challenges. The Company is the subject of various Federal and state investigations, qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims.

FEDERAL AND STATE INVESTIGATIONS

     In March 1997, various facilities of the Company's El Paso, Texas operations were searched by Federal authorities pursuant to search warrants, and the government removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized.

     In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships.

     Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted in July 1998 by a superseding indictment.

     In addition, several hospital facilities affiliated with the Company in various states have received individual Federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

     In general, the Company believes that the United States Department of Justice and other Federal and state governmental authorities are investigating certain acts, practices or omissions alleged to have been engaged in by the Company with respect to Medicare, Medicaid and CHAMPUS patients regarding (a) allegedly improper DRG coding (commonly referred to as "upcoding") relating to bills submitted for medical services, (b) allegedly improper outpatient laboratory billing (e.g., unbundling of services and medically unnecessary tests), (c) inclusion of allegedly improper items in cost reports submitted as a basis for reimbursement under Medicare, Medicaid and similar government programs, (d) arrangements with physicians and other parties that allegedly violate certain Federal and state laws governing fraud and abuse, anti-kickback and "Stark" laws and (e) allegedly improper acquisitions of home health care agencies and allegedly excessive billing for home health care services.

     The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the scope of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

     The Company is also the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation relates to the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws.

     While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2-Investigations and Note 12-Contingencies of the Notes to Consolidated Financial Statements.)

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. With the exception of two cases discussed below, the government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. sec.3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     On February 12, 1999, the United States filed a Motion before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to transfer and consolidate all qui tam actions against the Company, including those that are sealed and unsealed, for purposes of discovery and pretrial matters, to the District Court for the District of Columbia. The MDL Panel denied the Motion on procedural grounds relating to notice but granted leave to refile.

     On October 5, 1998, the matter of United States of America ex rel. James F. Alderson v. Columbia/HCA Healthcare Corp., Healthtrust-The Hospital Company and Quorum Health Group, et al., Case No. 97-2035-CIV-T-23E, in the Middle District of Florida, Tampa Division, was unsealed. The government intervened in this action on October 1, 1998. The Complaint was originally filed in Montana in 1993 but was later transferred to Florida. The Complaint alleges that defendants made false statements in annual Medicare cost reports over a period of ten years. The Complaint further alleges that defendants engaged in a scheme of filing improper reimbursement claims while keeping a "secret" set of books which were known as "reserve cost reports" and concealing these books from Medicare auditors. The Government filed an Amended Complaint. The Government has not yet served an Amended Complaint on the Columbia/HCA defendants.

     The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was filed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations in order to be eligible for Medicare payments, thereby rendering false defendants' claims for Medicare reimbursement. The Complaint also alleges that defendants engaged in fraudulent accounting practices. Defendants have moved to dismiss the Complaint and that motion is pending.

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

     In December 1998, the matter of United States of America ex rel. John W. Schilling v. Columbia/HCA Healthcare Corporation, et al., Civil Action No. 96-1264-CIV-T-23B, in the Middle District of Florida, was unsealed. The Government has intervened in this action. The Complaint alleges that defendants made false statements in annual Medicare cost reports. The Complaint further alleges, as in Alderson, that Columbia kept "reserve cost reports." The Government has not yet served the Complaint on Defendants.

     A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation, et al. was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). In general, the relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as:

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

     On December 21, 1995, a matter entitled United States of America ex rel. Roy Meidinger vs. Lee Memorial Health System, et al., Case No. 95-423-FTM-99D, was filed in the United States District Court for the Middle District of Florida, Fort Myers Division. This case was brought against approximately 2,500 health care providers and insurance companies, including Columbia Southwest Florida Regional Medical Center, and generally concerns misrepresentation of customary charges to HCFA. In December 1996, the United States declined to intervene. On September 29, 1998, Plaintiff filed a Fifth Amended Complaint that sought no relief from the Company.

     The matter of United States of America ex rel. Sandra Russell; and Sandra Russell, in her own right v. EPIC Healthcare Management Group, et al., No. H-95-99151, was filed on January 18, 1995 in the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants submitted claims, records and/or statements for Medicare reimbursement in connection with home health services which were false. The defendants moved to dismiss in May 1997. The Court granted defendants' motion but allowed the relator the right to replead. Relator filed an amended complaint. Defendants filed a second motion to dismiss which was granted on June 25, 1998. Relator filed an Appeal which is pending before the Fifth Circuit.

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

     On October 10, 1997, the Court entered an order consolidating the above-mentioned derivative law claims into a single-captioned case, McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the Court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and expenses. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits;
(ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of material violations.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., Civil Action No. 15829NC, filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order
(i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaint. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for "independent public directors;" and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The Court has entered an Order temporarily staying the lawsuit. That order recently expired and the defendants have filed a motion to extend the duration of the stay.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04) and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company;
(ii) enjoining the Company from paying any benefits to individual defendants;
(iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of "independent public directors;" and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the Court transferred this case to the Middle District of Tennessee. By agreement of the parties, the case has been administratively closed pending the outcome of the Court's ruling on the defendants' motions to dismiss the McCall action referred to above.

     The Company intends to pursue the defense of these Federal and state Shareholder Derivative and Class Action Complaints vigorously.

  Patient/Payer Actions and Other Class Actions

     The Company is a party to several purported class action lawsuits which have been filed by patients and/or payers against the Company and/or certain of its current and/or former officers and/or directors alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the lawsuits have been conditionally certified as class actions.

     The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The original complaint, which sought certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of (i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys' fees, interest and costs. In an Order entered on June 11, 1998 by the MDL Panel, other lawsuits against the Company were consolidated with the Boyson case in the Middle District of Tennessee. The amended complaint in Boyson was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, below.)

     The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital charged excessive amounts for goods and services associated with patient care and treatment, including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys' fees and costs. In response to defendant's amended motion to dismiss filed in January 1996, plaintiff amended the Complaint and defendant subsequently filed an answer and defenses in June 1996. On October 15, 1997, Harald Jackson moved to intervene in the lawsuit (see case below). The court denied Jackson's motion on December 19, 1997. To date, discovery is proceeding and no class has been certified.

     In October 1997, Colville, Douglas et al. v. Columbia/Palm Drive Hospital, et al. was filed in the Sonoma County Superior Court, California, Case No. 217646. The suit seeks certification of a class comprised of uninsured patients treated at the Company's hospitals and entities in California who have been treated and charged different fees than any other patient. The suit alleges, among other things, that the Company fraudulently overcharged the plaintiffs and that it unlawfully charged uninsured patients at a higher rate for the same services, compared to patients with insurance or Medicare. This lawsuit sought damages, attorneys' fees and costs, restitution and injunctive relief. In March 1998, the Company filed a Demurrer Motion. The Demurrer was granted in part and denied in part. Plaintiff filed an Amended Complaint and the defendants filed a Second Demurrer Motion in June 1998. The Court granted the Demurrer as to all causes of action. Plaintiff filed a Third Amended Complaint and the Company's response was filed on or about November 2, 1998. Following a settlement reached by the parties, the Court entered an order dismissing the lawsuit on December 18, 1998.

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the Court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit has filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. The case is set for oral argument before the Court of Appeals on June 8, 1999. The trial court withdrew the order for mediation pending defendant's appeal of the summary judgment denial.

     Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997 which has not been ruled on. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative which was granted but the Court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998, plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home healthcare units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The Court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the Court.

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

     The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation, et al. is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. On September 18, 1998, the Company's motion to dismiss was granted and plaintiff's complaint was dismissed without prejudice. Plaintiff has filed an Amended Complaint with substantially the same claims as the original complaint and the Company has moved to dismiss the Amended Complaint. That motion is presently being briefed and is set for hearing on April 14, 1999.

     The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys' fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Plaintiffs have recently sought to commence discovery.

     The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The Court denied Jackson's motion on December 19, 1997, and Jackson subsequently filed a Complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys' fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint which are pending. Jackson has moved to transfer the case to the judge handling the Brown case which is also pending. Discovery has commenced.

     The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleges that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiffs' Complaint claimed fees from any recovery or benefit in the action. In September 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, summary judgment was granted to the class on Count I on the ground of mootness. No monetary judgment was recovered. In September 1998, the Court entered an order denying plaintiffs' motion for attorneys' fees and granting their motion for costs. Both parties have appealed the September 1998 orders. Those appeals are pending. There have been no appeals of the final judgments.

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organization Act ("RICO") based on allegations that the defendant has employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. sec. 1407. Three other cases that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order has been entered that provides for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. The parties are currently engaged in discovery and plaintiffs recently filed a motion to extend the time periods in the scheduling order.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and 12 -- Contingencies of the Notes to Consolidated Financial Statements.

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

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owing to the participants in the Stock Bonus Plan by failing to sell the Plan's holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the Plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the Plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys fees and costs. The parties are currently engaged in discovery. A trial date of June 1999 has been set.

     A class action styled Mary Forsyth, et al. v. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas, a facility now owned by the Company. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiffs' claims but granted plaintiffs judgment on one claim. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiffs' expert claims antitrust damages of approximately $13-$21 million. Humana Inc. ("Humana") has petitioned the United States Supreme Court for a Writ of Certiorari on the RICO claims which was granted. On January 20, 1999, the Supreme Court affirmed the Ninth Circuit's decision that the plaintiffs could proceed with their RICO claims. The Supreme Court did not address the amount of damages that plaintiffs could seek on their claim. The entire case is now back in the Nevada district court, where Humana has filed several motions seeking dismissal of the antitrust claims. A trial is expected to be scheduled before the end of the year.

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs, as well as injunctive relief. On October 15, 1998, the Company filed a counterclaim and third party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart
M. Lopata, and Samuel A. Greco (a
former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants have filed a motion to dismiss the counterclaim.

     The Company intends to pursue the defense of these actions and prosecution of its counterclaims and third party claims vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange, Inc. (the "NYSE") (symbol "COL"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's Common Stock.

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $32.50   $24.13
  Second Quarter............................................   34.63    27.75
  Third Quarter.............................................   32.44    19.88
  Fourth Quarter............................................   27.25    17.00

1997
  First Quarter.............................................  $44.88   $31.25
  Second Quarter............................................   40.00    30.38
  Third Quarter.............................................   40.44    26.63
  Fourth Quarter............................................   32.13    25.75

     At the close of business on March 15, 1999, there were approximately 16,500 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           1998         1997         1996         1995         1994
                                                        ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS:
Revenues..............................................  $   18,681   $   18,819   $   18,786   $   17,132   $   14,543
Salaries and benefits.................................       7,811        7,631        7,205        6,779        5,963
Supplies..............................................       2,901        2,722        2,655        2,536        2,144
Other operating expenses..............................       3,771        4,263        3,689        3,203        2,661
Provision for doubtful accounts.......................       1,442        1,420        1,196          994          853
Depreciation and amortization.........................       1,247        1,238        1,143          976          804
Interest expense......................................         561          493          488          458          387
Equity in earnings of affiliates......................        (112)         (68)        (173)         (28)          (8)
Gains on sales of facilities..........................        (744)          --           --           --           --
Impairment of long-lived assets.......................         542          442           --           --           --
Restructuring of operations and investigation related
  costs...............................................         111          140           --           --           --
Merger, facility consolidation and other costs........          --           --           --          387          159
                                                        ----------   ----------   ----------   ----------   ----------
                                                            17,530       18,281       16,203       15,305       12,963
                                                        ----------   ----------   ----------   ----------   ----------
Income from continuing operations before minority
  interests and income taxes..........................       1,151          538        2,583        1,827        1,580
Minority interests in earnings of consolidated
  entities............................................          70          150          141          113           40
                                                        ----------   ----------   ----------   ----------   ----------
Income from continuing operations before income
  taxes...............................................       1,081          388        2,442        1,714        1,540
Provision for income taxes............................         549          206          981          689          611
                                                        ----------   ----------   ----------   ----------   ----------
Income from continuing operations.....................         532          182        1,461        1,025          929
Discontinued operations:
  Income (loss) from operations of discontinued
    businesses, net of income taxes (benefits)........         (80)          12           44           39           --
  Losses on disposals of discontinued businesses, net
    of income tax benefits............................         (73)        (443)          --           --           --
Extraordinary charges on extinguishments of debt, net
  of income tax benefits..............................          --           --           --         (103)        (115)
Cumulative effect of accounting change, net of income
  tax benefit.........................................          --          (56)          --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
        Net income (loss).............................  $      379   $     (305)  $    1,505   $      961   $      814
                                                        ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
  Income from continuing operations...................  $      .82   $      .28   $     2.17   $     1.54   $     1.46
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses......................................        (.12)         .02          .07          .06           --
    Losses on disposals of discontinued businesses....        (.11)        (.67)          --           --           --
  Extraordinary charges on extinguishments of debt....          --           --           --         (.16)        (.18)
  Cumulative effect of accounting change..............          --         (.09)          --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
        Net income (loss).............................  $      .59   $     (.46)  $     2.24   $     1.44   $     1.28
                                                        ==========   ==========   ==========   ==========   ==========
Shares used in computing basic earnings (loss) per
  share (in thousands)................................     643,719      657,931      670,774      665,407      634,837

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
            AS OF AND FOR THE YEARS ENDED DECEMBER 31 -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           1998         1997         1996         1995         1994
                                                        ----------   ----------   ----------   ----------   ----------
Diluted earnings (loss) per share:
  Income from continuing operations...................  $      .82   $      .27   $     2.15   $     1.52   $     1.44
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses......................................        (.12)         .02          .07          .06           --
    Losses on disposals of discontinued businesses....        (.11)        (.67)          --           --           --
  Extraordinary charges on extinguishments of debt....          --           --           --         (.15)        (.18)
  Cumulative effect of accounting change..............          --         (.08)          --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
        Net income (loss).............................  $      .59   $     (.46)  $     2.22   $     1.43   $     1.26
                                                        ==========   ==========   ==========   ==========   ==========
Shares used in computing diluted earnings (loss) per
  share (in thousands)................................     646,649      663,090      677,886      673,071      643,943

Cash dividends per common share.......................  $      .08   $      .07   $      .08   $      .08   $      .08
Redemption of preferred stock purchase rights.........          --   $      .01           --           --           --

FINANCIAL POSITION:
    Assets............................................  $   19,429   $   22,002   $   21,116   $   19,805   $   16,278
    Working capital...................................         304        1,650        1,389        1,409        1,092
    Net assets of discontinued operations.............          --          841          212          142           --
    Long-term debt, including amounts due within one
      year............................................       6,753        9,408        6,982        7,380        5,672
    Minority interests in equity of consolidated
      entities........................................         765          836          836          722          278
    Stockholders' equity..............................       7,581        7,250        8,609        7,129        6,090
CASH FLOW DATA:
    Cash provided by operating activities.............  $    1,916   $    1,483   $    2,589   $    2,264   $    1,747
    Cash provided by (used in) investing activities...         970       (2,746)      (2,219)      (3,610)      (1,946)
    Cash provided by (used in) financing activities...      (2,699)       1,260         (489)       1,510          (81)
OPERATING DATA:
    Number of hospitals at end of period(a)...........         281          309          319          319          311
    Number of licensed beds at end of period(b).......      53,693       60,643       61,931       61,347       59,595
    Weighted average licensed beds(c).................      59,104       61,096       62,708       61,617       57,517
    Admissions(d).....................................   1,888,800    1,915,100    1,895,400    1,774,800    1,565,500
    Equivalent admissions(e)..........................   2,870,900    2,901,400    2,826,000    2,598,300    2,202,600
    Average length of stay (days)(f)..................         5.0          5.0          5.1          5.3          5.6
    Average daily census(g)...........................      25,675       26,006       26,538       25,917       23,841
    Occupancy(h)......................................          43%          43%          42%          42%          41%

---------------

(a) Excludes 24 facilities in 1998, 27 facilities in 1997, 22 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) Represents the average number of patients in the Company's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Selected Financial Data and the accompanying consolidated financial statements set forth certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA Healthcare Corporation which should be read in conjunction with the following discussion and analysis. The term the "Company" or "Columbia/HCA" as used herein refers to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners.

FORWARD-LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) the complexity of integrated computer systems and the success and expense of the remediation efforts of the Company and relevant third parties in achieving Year 2000 readiness, (xv) the ability to enter into managed care provider arrangements on acceptable terms, (xvi) the availability and terms of capital to fund the expansion of the Company's business, (xvii) changes in business strategy or development plans, (xviii) slowness of reimbursement, and
(xix) other risk factors described above. As a consequence, current plans, anticipated actions and future financial condition and results may materially differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTIGATIONS

     The Company is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. The Company is the subject of a formal order of investigation by the Securities and Exchange Commission ("SEC"). The Company understands that the SEC investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the Federal securities laws.

     The Company cannot predict the outcome or quantify effects that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS (CONTINUED)
financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note
12 -- Contingencies in the Notes to Consolidated Financial Statements.)

BUSINESS STRATEGY

     Columbia/HCA's primary objective is to provide the communities it serves with a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals, as well as at freestanding facilities operated by the Company, including outpatient surgery centers, diagnostic centers, rehabilitation facilities and other facilities. In addition, Columbia/HCA operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 46 states.

     In November 1997, Columbia/HCA reorganized its operations into five divisions. Columbia/HCA is currently in the process of establishing two of those divisions, America Group and Pacific Group, as independent, publicly-traded companies through tax-free spin-offs of these companies to Columbia/HCA stockholders. America's hospitals are located in non-urban areas where, in almost every case, America's hospital is the only hospital in the community. Approximately three-quarters of Pacific's hospitals are located in small cities, generally in the Southern, Western and Southwestern United States, where Pacific's hospital is usually either the only hospital or one of two hospitals in the community, and the remainder of Pacific's hospitals are located in larger urban areas.

     Management believes that separating the America and Pacific Groups into two smaller, strategically focused public companies will have positive effects on the performance and profitability of the facilities in these groups by enabling more focused management attention, more effective operating strategies based on local market conditions, and compensation incentives for employees that are more closely tied to group performance.

     During the third quarter of 1997, management implemented plans to divest the Company's home health businesses and three of the four Value Health business units (Value Health was a provider of specialty managed care benefit programs). The divestitures of the three Value Health business units and the home health operations were completed during 1998. The results of operations of these divested businesses are reflected in the consolidated statements of operations as discontinued operations.

     The divestiture of the home health operations and the Value Health business units and the spin-offs of the America and Pacific Groups, will allow Columbia/HCA management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

     The Company's strategy in these select communities is to be a comprehensive provider of quality health care services. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. By developing a comprehensive health care network with a broad range of health care services

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
located throughout a market area, the Company believes it achieves greater visibility and is better able to attract and serve patients and physicians. The Company believes it is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     The Company generally seeks to operate each of its facilities as part of a network with other health care facilities that it owns or operates within the same region. In instances where acquisitions of additional facilities in the area are not possible or practical, the Company may seek joint ventures or partnership arrangements with other local facilities or alternatively, may seek to divest those assets.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     During the past year, the Company has experienced declines in revenue and volume growth rates as well as operational deficiencies. Management believes three primary factors have contributed to the declines in revenue and volume growth rates: the impact of reductions in Medicare payments mandated by the Balanced Budget Act of 1997 ("BBA-97"), the continuing trend toward the conversion of more services to an outpatient basis and the impact of the government investigations.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under BBA-97, the Company's reimbursement from the Medicare and Medicaid programs was reduced and will be further reduced as some reductions will be phased in over the next two years. BBA-97 has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being significantly reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 89.5%, 88.3% and 86.0% of total admissions in 1998, 1997 and 1996, respectively. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

     The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Generally, the payments received for an outpatient procedure are less than those received for a similar procedure performed in an inpatient setting. Outpatient revenues grew to 39% of net patient revenues in 1998 from 37% in 1997 and 36% in 1996.

     Management believes that the impact of the ongoing governmental investigations of certain of the Company's business practices and the related media coverage, combined with the restructuring of operations (including the spin-offs, the divestiture of the home health operations and the announced divestitures of several facilities) have created uncertainties with physicians, patients and payers in certain markets.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (Continued)
     Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present an ongoing challenge to the Company. The challenges presented by these trends are enhanced in that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flow will deteriorate.

     Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being made by the local management teams and local physicians.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (Continued)
     The following are comparative summaries of results from continuing operations for the years ended December 31, 1998, 1997 and 1996 (dollars in millions, except per share amounts):

                                                                   1998             1997              1996
                                                              --------------   ---------------   ---------------
                                                              AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                                                              ------   -----   -------   -----   -------   -----
Revenues....................................................  $18,681   100.0   $18,819   100.0   $18,786   100.0
Salaries and benefits.......................................    7,811    41.8     7,631    40.6     7,205    38.4
Supplies....................................................    2,901    15.5     2,722    14.5     2,655    14.1
Other operating expenses....................................    3,771    20.2     4,263    22.6     3,689    19.6
Provision for doubtful accounts.............................    1,442     7.7     1,420     7.5     1,196     6.4
Depreciation and amortization...............................    1,247     6.7     1,238     6.6     1,143     6.1
Interest expense............................................      561     3.0       493     2.6       488     2.6
Equity in earnings of affiliates............................     (112)   (0.6)      (68)   (0.4)     (173)   (0.9)
Gains on sales of facilities................................     (744)   (4.0)       --      --        --      --
Impairment of long-lived assets.............................      542     2.9       442     2.4        --      --
Restructuring of operations and investigation related
  costs.....................................................      111     0.6       140     0.7        --      --
                                                              -------   -----   -------   -----   -------   -----
                                                               17,530    93.8    18,281    97.1    16,203    86.3
                                                              -------   -----   -------   -----   -------   -----
Income from continuing operations before minority interests
  and income taxes..........................................    1,151     6.2       538     2.9     2,583    13.7
Minority interests in earnings of consolidated entities.....       70     0.4       150     0.8       141     0.7
                                                              -------   -----   -------   -----   -------   -----
Income from continuing operations before income taxes.......    1,081     5.8       388     2.1     2,442    13.0
Provision for income taxes..................................      549     3.0       206     1.1       981     5.2
                                                              -------   -----   -------   -----   -------   -----
Income from continuing operations...........................  $   532     2.8   $   182     1.0   $ 1,461     7.8
                                                              =======   =====   =======   =====   =======   =====
Basic earnings per share from continuing operations.........  $   .82           $   .28           $  2.17
Diluted earnings per share from continuing operations.......  $   .82           $   .27           $  2.15
% changes from prior year:
  Revenues..................................................     (0.7)%             0.2%              9.7%
  Income from continuing operations before income taxes.....    178.8             (84.1)             42.4
  Income from continuing operations.........................    191.2             (87.5)             42.5
  Basic earnings per share from continuing operations.......    192.9             (87.1)             40.9
  Diluted earnings per share from continuing operations.....    203.7             (87.4)             41.4
  Admissions(a).............................................     (1.4)              1.0               6.8
  Equivalent admissions(b)..................................     (1.1)              2.7               8.8
  Revenues per equivalent admission.........................      0.3              (2.4)              0.8
Same facility % changes from prior year(c):
  Revenues..................................................     (0.2)              1.1               6.6
  Admissions(a).............................................      0.4               1.7               3.8
  Equivalent admissions(b)..................................      1.4               3.5               5.8
  Revenues per equivalent admission.........................     (1.5)             (2.3)              0.7

---------------

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997

     Revenues decreased 0.7% to $18.68 billion in 1998 compared to $18.82 billion in 1997, primarily as a result of the sales of facilities and declines in volumes. Inpatient admissions decreased 1.4% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 1.1%. On a same facility basis, revenues decreased 0.2%, admissions increased 0.4% and equivalent admissions increased 1.4% from a year ago. The small decline in revenue, compared to the decline in equivalent admissions resulted in a slight increase in revenue per equivalent admission of 0.3%. On a same facility basis, the decline in revenue compared to an increase in equivalent admissions resulted in a decline in revenue per equivalent admission of 1.5%. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting.

     The decline in revenues was due to several factors including decreases in Medicare reimbursement rates mandated by the BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately $215 million), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 39% in 1998 compared to 35% in 1997), delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $37 million in 1998 compared to $43 million in 1997), and a net decrease in the number of consolidated hospitals and surgery centers since 1997 due to the sales of several facilities during 1998. There were 281 consolidated hospitals and 102 surgery centers at December 31, 1998 compared to 309 hospitals and 140 surgery centers at December 31, 1997.

     Income from continuing operations before income taxes increased 178.8% to $1.1 billion in 1998 from $388 million in 1997. Pretax margins increased to 5.8% in 1998 from 2.1% in 1997. The increase in pretax income was primarily attributable to gains on the sales of facilities and a small increase in the operating margin. Excluding the gains on sales of facilities, asset impairment charges and restructuring of operations and investigation related costs, income from continuing operations before income taxes increased 2% to $990 million in 1998 from $970 million in 1997 and the pretax margin increased to 5.3% in 1998 from 5.2% in 1997. These increases were attributable to decreases in operating expenses as a percent of revenues.

     Operating expenses increased as a percentage of revenues in almost every expense category, except other operating expenses which declined 2.4% from 1997. The increases were primarily attributable to the Company's inability to adjust expenses in line with the decreases experienced in revenues and reimbursement trends. Management's attention to the investigations, reactions by certain physicians and patients to the negative media coverage and management changes at several levels and locations throughout the Company continue to contribute to the Company's inability to implement changes to reduce operating expenses in response to the revenue declines.

     Salaries and benefits, as a percentage of revenues, increased to 41.8% in 1998 from 40.6% in 1997. The increase was due to a 3.4% increase in salaries and benefits per equivalent admission, which can be attributed to a 2.7% increase in labor cost per hour and a 0.5% increase in man-hours per equivalent admission.

     Supply costs increased as a percentage of revenues to 15.5% in 1998 from 14.5% in 1997 due to a 7.7% increase in the cost of supplies per equivalent admission, while revenues per equivalent admission increased only 0.3%.

     Other operating expenses (which includes contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes) decreased as a percentage of revenues to 20.2% in 1998 from 22.6% in 1997. The decrease was due to small decreases in several of these expense

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997 (Continued) categories as a percentage of revenues, including lower marketing costs being incurred due to the cancellation of a national branding campaign.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.7% in 1998 from 7.5% in 1997 due to internal factors such as computer information system conversions (including patient accounting systems) at certain facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and increases in claim audits and remittance denials from certain payers. Management is unable to quantify the effects of each of these factors, but the shift in payer mix is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years (1996 and prior).

     Equity in earnings of affiliates increased slightly as a percentage of revenues to 0.6% in 1998 from 0.4% in 1997.

     Depreciation and amortization increased as a percentage of revenues to 6.7% in 1998 from 6.6% in 1997, primarily due to the slowdown in revenue growth and increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

     Interest expense increased to $561 million in 1998 compared to $493 million in 1997. A primary reason for the increased interest expense is an increase in the average interest rate on the Company's borrowings. The Company's credit ratings were downgraded in both 1998 and 1997 and this has caused a shift in credit sources from the commercial paper market to bank debt.

     During 1998, Columbia/HCA recognized a pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes a pretax gain of $570 million ($335 million after-tax) on the sale of 21 hospitals to a consortium of not-for-profit entities, a pretax gain of $203 million ($50 million after-tax) on the sale of 34 surgery centers, and a loss of $29 million ($20 million after-tax) on the sale of 6 hospitals and other facilities. See Note 3-Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1998, management approved a plan to divest a group of the Company's medical office buildings. The divestiture is expected to be completed through either sales or the transfer of the medical office buildings to a joint venture in which the Company may maintain a minority interest. The carrying value for these medical office buildings, along with certain hospitals and other facilities expected to be sold, was reduced to fair value, based upon estimates of sales values resulting in a non-cash, pretax impairment charge of $542 million ($175 million of the total impairment charge was related to the medical office buildings). See Note 3-Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1997, the Company recorded $442 million of asset impairment charges. The charges primarily related to hospital and surgery center facilities to be sold or closed ($402 million) and physician practices ($40 million) where projected future cash flows were less than the carrying value of the related assets.

     The Company incurred $111 million and $140 million of costs during 1998 and 1997, respectively, in connection with the investigations and changes in management and business strategy. In 1998, these costs included $96 million in professional fees related to the investigations, $5 million in severance costs and $10 million in other costs. In 1997, these costs included $61 million in severance costs, $44 million in professional fees related to the investigations and $35 million in other costs.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997 (Continued)
     Minority interests decreased as a percentage of revenues to 0.4% in 1998 from 0.8% in 1997. The decrease in minority interest expense was attributable to declines in profitability in certain operations that have minority ownership and the sales during 1998 of certain minority owned operations (the majority of the 34 surgery centers that were sold during 1998 had minority owners).

     Income from continuing operations increased 191.2% to $532 million ($.82 per diluted share) during 1998 compared to $182 million ($.27 per diluted share) in 1997. Excluding the gains on sales of facilities, asset impairment charges, and restructuring of operations and investigation related costs, income from continuing operations increased 4.3% to $590 million ($.91 per diluted share) in 1998 from $565 million ($.85 per diluted share) in 1997.

     As previously discussed, the Company is currently in the process of restructuring its operations (including the spin-offs of the America and Pacific Groups and the divestiture of certain facilities). See Note 3-Restructuring of Operations in the Notes to Consolidated Financial Statements. Assuming the completion of the restructuring, the Company's remaining core assets had pro forma net income from continuing operations which increased 44.6% to $364 million in 1998 from $251 million in 1997. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, pro forma net income for the Company's remaining core assets increased 37.9% to $688 million in 1998 from $499 million in 1997.

  Years Ended December 31, 1997 and 1996

     Income from continuing operations before income taxes declined 84.1% to $388 million in 1997 from $2.4 billion in 1996 and pretax margins decreased to 2.1% in 1997 from 13.0% in 1996. The decrease in pretax income was primarily attributable to the impairment charges on long-lived assets, restructuring of operations and investigation related costs, a decline in revenue growth rates and decreases in the operating margin. Excluding the asset impairment charges and restructuring of operations and investigation related costs, income from continuing operations before income taxes declined 60.3% to $970 million in 1997 from $2.4 billion in 1996 and pretax margins decreased to 5.2% in 1997 from 13.0% in 1996. The operating results declines, excluding the significant changes, were attributable to declines in revenue growth rates and increases in operating expenses as a percent of revenues.

     Revenues increased 0.2% to $18.82 billion in 1997 compared to $18.79 billion 1996. Inpatient admissions increased 1.0% from 1996. On a same facility basis, revenues increased 1.1%, admissions increased 1.7% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 3.5% from 1996. The increase in outpatient activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting (average daily outpatient visits increased 7.1% in 1997 compared to 1996).

     The patient volume growth rates experienced in 1997 were less than the rates experienced in prior years, which management believes was due, in part, to the reactions of certain physicians and patients to the negative media coverage related to the ongoing governmental investigations and increased competition.

     The revenue growth rate in 1997 was less than experienced in prior years which management believes was attributable to several factors, including, divestitures of facilities (there were 10 fewer consolidated facilities at the end of 1997 compared to 1996), delays experienced in obtaining Medicare cost report settlements (cost report settlements resulted in favorable revenue adjustments of $43 million in 1997 compared to $242 million in 1996) and decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1997 and 1996 (Continued)
October 1, 1997 (lowered 1997 revenues by approximately $50 million). Also contributing to the decline were continued increases in discounts from the growing number of managed care payers which required management to increase estimates for discounts from managed care payers. During 1997, managed care as a percent of total admissions increased to 35% compared to 32% during 1996. Total net revenues per equivalent admission declined 2.4% to $6,486 in 1997 from $6,648 in 1996.

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

     Supply costs increased as a percentage of revenues to 14.5% in 1997 from 14.1% in 1996 due to a decline in net revenue per equivalent admission while the cost of supplies remained relatively unchanged.

     Other operating expenses, as a percentage of revenues, increased to 22.6% in 1997 from 19.6% in 1996. The decrease was due, in part, to an increase in contract services as a percentage of revenues to 8.9% in 1997 from 7.6% in 1996 which resulted from payments to third parties on a fee basis for both new services and services previously performed by Company employees. Included in other operating expenses in 1997 are costs associated with start-up activities which were previously capitalized and subsequently amortized. The Company changed its policy on accounting for start-up costs effective January 1, 1997, which resulted in approximately $106 million in other operating expenses for 1997, compared to such costs being capitalized and the related expense recorded as amortization expense during 1996. See Note 8-Accounting Change in the Notes to Consolidated Financial Statements. Also included in other operating expenses are professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes. There were no significant changes in any of these expenses as a percentage of revenues.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.5% in 1997 from 6.4% in 1996 due to internal factors such as computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The Company experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which have resulted in delays in the collection of receivables. Management is unable at this time to predict when or if, these delays in collecting accounts receivable will improve or the effect the delays will have on the ultimate amounts collected.

     Equity in earnings of affiliates decreased as a percentage of revenues to 0.4% in 1997 from 0.9% in 1996 primarily due to decreased profitability at certain facilities acquired through joint ventures during 1995 and 1996. Offsetting the decreased profitability were increases in the number of facilities accounted for using the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1997 and 1996 (Continued) equity method of accounting. As of December 31, 1997, there were 27 hospitals and five freestanding surgery centers compared to 22 hospitals and four freestanding surgery centers at December 31, 1996.

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

     Interest expense increased to $493 million in 1997 compared to $488 million in 1996 primarily as a result of an increase in the average outstanding debt during 1997 compared to 1996. This was due, in part, to the additional debt incurred in 1997 related to the Company's $1.0 billion common stock repurchase program. The interest expense associated with the increase in debt related to the Value Health Merger has been allocated to "Discontinued operations" and is therefore not included in interest expense from continuing operations.

     During 1997, the Company recorded $442 million of asset impairment charges. The charges primarily relate to hospital and surgery center facilities to be sold or closed ($402 million) and physician practices where projected future cash flows were less than the carrying value of the related assets ($40 million). See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     The Company incurred $140 million of costs during 1997 in connection with the investigations and changes in management and business strategy. These costs included $61 million in severance costs, $44 million in professional fees related to the investigations and $35 million in other costs.

     Minority interests increased slightly as a percentage of revenues to 0.8% in 1997 from 0.7% in 1996.

     Income from continuing operations decreased 87.5% to $182 million ($.27 per diluted share) during 1997 compared to $1.5 billion ($2.15 per diluted share) in 1996. Excluding the asset impairment charges, restructuring of operations and investigation related costs, income from continuing operations declined 61.3% to $565 million ($.85 per diluted share) in 1997 from $1.5 billion ($2.15 per diluted share) in 1996.

     As previously discussed, the Company is currently in the process of restructuring its operations. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements. Assuming the completion of the restructuring, the Company's remaining core assets had pro forma net income from continuing operations which decreased 81.4% to $251 million in 1997 from $1,353 million in 1996. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, pro forma net income for the Company's remaining core assets decreased 63.2% to $499 million in 1997 from $1,353 million in 1996.

  Liquidity

     Cash provided by continuing operating activities totaled $1.9 billion in 1998 compared to $1.5 billion in 1997 and $2.6 billion in 1996. The increase from 1997 to 1998, and the decrease from 1996 to 1997, were primarily due to the loss incurred from continuing operations during 1997. During 1998, the Company applied for and received a refund for approximately $350 million resulting from excess estimated tax payments made in 1997 based upon more profitable prior periods. This resulted in an increase in income taxes receivable in 1997, which negatively affected 1997 cash flows.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (Continued)
     Cash provided by investing activities increased to $1.0 billion in 1998, compared to cash used in investing activities of $2.7 billion in 1997 and $2.2 billion in 1996. The increase was primarily due to proceeds from the sales of certain discontinued operations of $718 million in 1998 and proceeds from the disposition of hospitals and other health care entities of $2.1 billion in 1998 compared to $212 million in 1997 and $166 million in 1996. Also in 1998, cash flows from discontinued operations resulted in a $41 million use of cash, compared to an approximately $1.2 billion use of cash in 1997 to complete the Value Health acquisition.

     Cash flows used in financing activities totaled approximately $2.7 billion during 1998, compared to cash provided by financing activities of $1.3 billion in 1997 and cash flows used in financing activities of $489 million in 1996. The cash flows provided by continuing operating activities and investing activities were primarily used to pay down debt during 1998. During 1997, the Company repurchased approximately 29 million shares of its common stock pursuant to its $1.0 billion stock repurchase program announced and completed in 1997. The repurchase was funded by the issuance of long-term debt, commercial paper and bank borrowings. During 1996 the excess of cash flows provided by continuing operating activities over cash used in investing activities was used to pay down long-term debt and commercial paper borrowings.

     Working capital totaled $304 million at December 31, 1998 and $1.7 billion at December 31, 1997. Included in current liabilities is $741 million outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan. The Company repaid the one-year term loan in February 1999. Management believes that cash flows from operations and amounts available under the Company's credit facilities are sufficient to meet expected liquidity needs during 1999.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.8 billion and $1.5 billion at December 31, 1998 and 1997, respectively.

     During 1997, the Company announced both the cessation of sales of interests in hospitals to physicians and its intention to repurchase physician ownership interests in the Company's hospitals. The Company repurchased approximately $41 million and $73 million of physician interests in 1998 and 1997, respectively.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $1.0 billion at December 31, 1998. During April 1998, the partner in the Memorial Healthcare Group, Inc. joint venture exercised its put option whereby the Company purchased the partner's interest in the joint venture for approximately $40 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

     During the first quarter of 1998, the Internal Revenue Service issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. The tax ruling could require the restructuring of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

     In February 1999, the Company announced that its Board of Directors authorized the repurchase of up to an additional $1 billion of its common stock. The Company expects to repurchase its shares through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (Continued)
     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased by entering into a series of forward purchase contracts. Approximately 44 million shares have been purchased, at an average cost of approximately $22.65 per share. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts, which permit settlement on a net share basis, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. The Company expects settlement of the contracts to occur during the second quarter of 1999.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement (the "LOC Agreement") with the United States Department of Justice (the "DOJ"). As part of the LOC Agreement, the Company will provide the DOJ with Letters of Credit totaling $1 billion. The LOC Agreement also provides that the Company's share repurchase program announced in February 1999 may be made, at the Company's discretion, through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. The Company and the DOJ acknowledge that the amount in the LOC Agreement is not based upon the amount or expected amount of any potential settlement. The LOC Agreement does not constitute an admission of liability by the Company.

     The resolution of the government investigations and the various lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that results of operations, financial position and liquidity could be materially, adversely affected upon the resolution of certain of these contingencies.

  Capital Resources

     Excluding acquisitions, capital expenditures were $1.3 billion in 1998 and $1.4 billion in both 1997 and 1996. Planned capital expenditures in 1999 are expected to approximate $1.2 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Columbia/HCA expended $215 million, $440 million (excluding discontinued operations), and $809 million for acquisitions and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) during 1998, 1997 and 1996, respectively. Changes in management and business strategy have resulted in declines the Company's acquisition plans compared to prior years.

     Columbia/HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's revolving credit facility (approximately $1.0 billion as of February 28, 1999) and equity. At December 31, 1998, there were projects under construction which had an estimated additional cost to complete and equip of approximately $1.1 billion.

     During the third quarter of 1998, the Company amended the one-year term loan and the revolving credit facility primarily to allow repurchases of up to $1.0 billion of its common stock. During the third quarter of 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures February 2002.

     The one-year term loan, the revolving credit facility and the new $1.0 billion term loan contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Capital Resources (Continued)
changes of ownership, and (iii) maintenance of certain interest coverage ratios. The Company is currently in compliance with all such covenants.

     During the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its bank credit facilities. This was due to limited access to the commercial paper market as a funding source caused by downgrades of the Company's senior debt and commercial paper credit ratings by Moody's Investors Service ("Moody's") and Standard and Poor's. In February 1998, Moody's downgraded the Company's senior debt credit rating to Ba2 and its commercial paper rating to NP (not prime). In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+ and its commercial paper rating to B.

     The Company anticipates closing on a new $1.0 billion Senior Interim Term Loan at the end of March 1999. It is anticipated that the proceeds will be used to fund the $1.0 billion share repurchase program approved in February 1999. The Company also plans to amend its current revolving credit facility and $1.0 billion term loan to permit the spin-off of the Company's America and Pacific operating groups and to place a $1.25 billion letter of credit sublimit in the revolving credit facility.

     The Company's restructuring of operations discussed earlier has resulted in the receipt of a significant amount of cash proceeds in 1998. The Company continues to manage its capital structure during this process through the application of such proceeds, as it considers appropriate, to the repayment of debt and the repurchase of its common stock.

IMPACT OF YEAR 2000 COMPUTER ISSUES

     The Company has dedicated substantial resources to address the impact of the Year 2000 problem. The Company has engaged all relevant aspects of the organization in a coordinated effort to address the Year 2000 problem and to minimize the chance of an interruption to the Company's operations or impact to patient safety and health. The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient diagnosis and treatment.

     With respect to the information technology ("IT") systems portions of the Company's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, the Company has identified various software applications that are being addressed on separate time lines. The Company has begun remediating all these software applications and is testing the software applications where remediation has been completed. The Company has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. The Company has completed and placed into production 60% of software applications and is 75% complete on most of the remaining software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 30, 1999. Remediation, testing and

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED) implementation of various software applications for certain of the Company's related subsidiaries are expected to be complete in the fourth quarter of 1999. These exceptions (to the June 1999 IT systems goals) should not have a material effect on the Company's readiness. The IT systems portion of the Company's Year 2000 project is currently on schedule in all material respects.

     With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor-supplied products (hardware, systems software, business software, and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by June 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

     The Company presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for the Company's computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures could have a material adverse effect on the operations of the Company.

     With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by September 30, 1999 (revised from the original date of June 30, 1999). With respect to such revised date, the non-IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

     The Company is prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient care. The Company is directing substantial efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. The Company is relying on information that is being provided to it by equipment and medical device manufacturers regarding the Year 2000 status of their products. While the Company is attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacements or upgrades will avoid all Year 2000 problems.

     The Company has initiated communications with its major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company has not received assurances that these interfaces will be timely converted. Testing with payers and intermediaries will not be completed by June 30, 1999 because the payers and intermediaries are not ready to test with the Company's systems. Failure of these third party systems could have a material adverse effect on the Company's cash flow and results of operations.

     The Company also has initiated communications with its mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. The Company has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED) and services through the Year 2000, but the Company is continuing its efforts to obtain such assurances. Failure of these third parties could have a material adverse effect on operations and/or the ability to provide health care services.

     With the assistance of external resources, the Company has undertaken the development of contingency plans in the event that its Year 2000 efforts, or the failures of third parties upon which the Company relies, are not successfully or timely completed. The Company has developed a contingency planning methodology and will implement contingency plans throughout 1999.

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. Currently, the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and possible implementation of alternative payment schemes with the Company's payers.

     The Year 2000 project is currently estimated to have a minimum total cost of $86 million, of which the Company incurred $35 million in 1998. Cumulatively, the Company has incurred $50 million of costs related to the Year 2000 project. The increase to the estimated minimum total cost is related to estimates for repair or replacement of non-IT systems and costs related to an affiliated subsidiary. The estimate does not include payroll costs for certain internal employees because these costs are not separately tracked by the Company or asset replacement costs which cannot currently be estimated. The Company recognizes that the total cost is likely to increase as it completes its assessment of non-IT systems and as it continues its remediation and testing of IT systems and such increase could be material. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows.

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

EFFECTS OF INFLATION AND CHANGING PRICES

     Various federal, state and local laws have been enacted that, in certain cases, limit the Company's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Total Medicare revenues approximated 30% in 1998, 34% in 1997 and 35% in 1996.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

EFFECTS OF INFLATION AND CHANGING PRICES (CONTINUED)
     Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Management expects that the average rate of increase in Medicare prospective payments will range from 0% to 0.5% in 1999. In addition, as a result of increasing regulatory and competitive pressures, the Company's ability to maintain operating margins through price increases to non-Medicare patients is limited.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $351 million as of December 31, 1998. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 7 -- Income Taxes of the Notes to Consolidated Financial Statements for a description of the pending IRS disputes).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company currently uses derivative instruments to offset the market risk exposure of the investments in equity securities of its insurance subsidiary. No derivatives are currently used to alter the interest rate characteristics of the Company's debt instruments or the insurance subsidiary's investments in fixed income securities. The Company's use of derivatives is intended to lessen the impact on the fair value of its investments in equity securities that result from movements in market rates and prices. The Company uses sensitivity analysis models to evaluate these impacts.

     The Company's investments in fixed income and equity securities were $1,370 million and $394 million (including the value of derivative instruments), respectively, at December 31, 1998. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $2,241 million of long-term debt at December 31, 1998 is subject to variable rates of interest, while the remaining balance in long-term debt of $4,512 million at December 31, 1998 is subject to fixed rates of interest. The estimated fair value of the Company's total long-term debt was $6,661 million at December 31, 1998. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $22 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the Company's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change. In February 1999, the Company repaid, in its entirety, variable interest rate loans under the Company's 364-day revolving credit agreement (which had a balance of $741 million at December 31, 1998) with proceeds from asset divestitures and additional variable interest rate borrowings under the Company's five-year revolving credit agreement. See Note 11 -- Long Term Debt in the Notes to Consolidated Financial Statements.

     Foreign operations and the related market risks associated with foreign currency are currently insignificant to the Company's results of operations and financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in
Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Principal Stockholders" in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

     3. List of Exhibits

3.1(a)    --  Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Current Report on Form 8-K
              dated February 11, 1994, and incorporated herein by
              reference).
3.1(b)    --  Amendment to the Restated Certificate of Incorporation of
              the Company (filed as Exhibit 3(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998, and incorporated herein by reference).
3.2(a)    --  By-laws of the Company (filed as Exhibit 2.2 to the
              Company's Registration Statement on Form 8-A dated August
              31, 1993, and incorporated herein by reference).
3.2(b)    --  Amendment to By-laws of the Company (filed as Exhibit 3.1(b)
              to the Company's Current Report on Form 8-K dated February
              11, 1994, and incorporated herein by reference).
3.2(c)    --  Amendment to By-laws of the Company (filed as Exhibit 3(b)
              to the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1998, and incorporated herein by
              reference).
4.1       --  Specimen Certificate for shares of Common Stock, par value
              $.01 per share, of the Company (filed as Exhibit 4.1 to the
              Company's Form SE to Form 10-K for the fiscal year ended
              December 31, 1993, and incorporated herein by reference).
4.2       --  Registration Rights Agreement between the Company and The
              1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by
              reference).
4.3       --  Securities Purchase Agreement by and between the Company and
              The 1818 Fund, L.P. dated as of March 18, 1991 (filed as
              Exhibit 4.6 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1990, and incorporated
              herein by reference).
4.4       --  Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1990, and incorporated herein by
              reference).
4.5       --  Registration Rights Agreement dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the
              persons listed on the signature pages thereto (filed as
              Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3
              filed by HCA-Hospital Corporation of America, Hospital
              Corporation of America and The HCA Profit Sharing Plan on
              March 22, 1989, and incorporated herein by reference).
4.6       --  Assignment and Assumption Agreement dated as of February 10,
              1994, between HCA-Hospital Corporation of America and the
              Company relating to the Registration Rights Agreement, as
              amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
              and incorporated herein by reference).
4.8(a)    --  $2 Billion Credit Agreement dated as of February 10, 1994
              (the "Credit Facility"), among the Company, the Several
              Banks and Other Financial Institutions, and Chemical Bank as
              Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1993, and incorporated herein by
              reference).
4.8(b)    --  Agreement and Amendment to the Credit Facility dated as of
              September 26, 1994 (filed as Exhibit 4.10 to the Company's
              Registration Statement on Form S-4 (File No. 33-56803), and
              incorporated herein by reference).

4.8(c)    --  Agreement and Amendment to the Credit Facility dated as of
              February 28, 1996 (filed as Exhibit 4.10(c) to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, and incorporated herein by reference).
4.8(d)    --  Agreement and Amendment to the Credit Facility dated as of
              February 26, 1997 (filed as Exhibit 4.10(d) to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, and incorporated herein by reference).
4.8(e)    --  Agreement and Amendment to the Credit Facility dated as of
              June 17, 1997 (filed as Exhibit 10(d) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference).
4.8(f)    --  Second Amendment to the Credit Facility, dated as of
              February 3, 1998 (filed as Exhibit 4.10(f) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1997, and incorporated herein by reference).
4.8(g)    --  Third Amendment to the Credit Facility, dated as of March
              26, 1998 (filed as Exhibit 4.10(g) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997,
              and incorporated herein by reference).
4.8(h)    --  Fourth Amendment to the Credit Facility, dated as of July
              10, 1998 (filed as Exhibit 10(b) to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998, and incorporated herein by reference).
4.9       --  Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as
              Exhibit 4.11 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated
              herein by reference).
4.10      --  $1 Billion Credit Agreement dated as of July 10, 1998 among the Registrant. The Several Banks and other Financial
              Institutions and NationsBank, N.A. as Documentation Agent,
              The Bank of Nova Scotia and Deutsche Bank Securities, as
              Co-Syndication Agents and The Chase Manhattan Bank, as Agent
              (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and
              incorporated herein by reference).
10.1      --  Agreement and Plan of Merger among the Company, COL
              Acquisition Corporation and Healthtrust, Inc. -- The
              Hospital Company dated as of October 4, 1994 (filed as
              Exhibit 2 to the Company's Registration Statement on Form
              S-4 (File No. 33-56803), and incorporated herein by
              reference).
10.2      --  Agreement and Plan of Merger among the Company, CHOS
              Acquisition Corporation and HCA-Hospital Corporation of
              America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
              33-50735), and incorporated herein by reference).
10.3      --  Agreement and Plan of Merger between Galen Health Care, Inc.
              and the Company dated as of June 10, 1993 (filed as Exhibit
              2 to the Company's Registration Statement on Form S-4 (File
              No. 33-49773), and incorporated herein by reference).
10.4      --  Agreement and Plan of Merger among Hospital Corporation of
              America, HCA-Hospital Corporation of America and TF
              Acquisition, Inc. dated November 21, 1988 plus a list
              identifying the contents of all omitted exhibits to the
              Agreement and Plan of Merger plus an agreement of Hospital
              Corporation of America to furnish supplementally to the
              Securities and Exchange Commission upon request a copy of
              all omitted exhibits (filed as Exhibit 2 to Hospital
              Corporation of America's Current Report on Form 8-K dated
              November 21, 1988, and incorporated herein by reference).
10.5      --  Amendment No. 1 to Agreement and Plan of Merger dated as of
              February 7, 1989, among Hospital Corporation of America,
              HCA-Hospital Corporation of America and TF Acquisition, Inc.
              (filed as Exhibit 2(b) to Hospital Corporation of America's
              Annual Report on Form 10-K for the year ended December 31,
              1988, and incorporated herein by reference).
10.6      --  Columbia Hospital Corporation Stock Option Plan (filed as
              Exhibit 10.13 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990, and
              incorporated herein by reference).*

10.7(a)   --  Columbia Hospital Corporation 1992 Stock and Incentive Plan
              (filed as Exhibit 10.14 to the Company's Registration
              Statement on Form S-1 (Reg. No. 33-48886), and incorporated herein by reference).*
10.7(b)   --  Amended and Restated Columbia/HCA Healthcare Corporation
              1992 Stock and Incentive Plan (which Plan is filed
              herewith).*
10.8      --  Columbia Hospital Corporation Outside Directors Nonqualified
              Stock Option Plan (filed as Exhibit 28.1 to the Company's
              Registration Statement on Form S-8 (File No. 33-55272), and
              incorporated herein by reference).*
10.9      --  HCA-Hospital Corporation of America 1989 Nonqualified Stock
              Option Plan, as amended through December 16, 1991 (filed as
              Exhibit 10(g) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and
              incorporated herein by reference).*
10.10     --  Form of Stock Option Agreement under the HCA-Hospital
              Corporation of America 1989 Nonqualified Stock Option Plan
              (filed as Exhibit 10(j) to HCA-Hospital Corporation of
              America's Annual Report on Form 10-K for the year ended
              December 31, 1989, and incorporated herein by reference).*
10.11     --  HCA-Hospital Corporation of America Nonqualified Initial
              Option Plan (filed as Exhibit 4.6 to the Company's
              Registration Statement on Form S-3 (File No. 33-52379), and
              incorporated herein by reference).*
10.12     --  Form of Indemnity Agreement with certain officers and
              directors (filed as Exhibit 10(kk) to Galen Health Care,
              Inc.'s Registration Statement on Form 10, as amended, and
              incorporated herein by reference).
10.13     --  Form of Severance Pay Agreement between Galen Health Care,
              Inc. and certain executives (filed as Exhibit 10(jj) to
              Galen Health Care, Inc.'s Registration Statement on Form 10,
              as amended, and incorporated herein by reference).*
10.14     --  Form of Severance Agreement between HCA-Hospital Corporation of America and certain executives dated as of November 1,
              1993 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
              and incorporated herein by reference).*
10.15     --  Assumption Agreement among the Company, CHOS Acquisition
              Corporation and HCA-Hospital Corporation of America dated as of February 10, 1994, relating to the Severance Agreements
              (filed as Exhibit 10.16 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
10.16     --  Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as
              Exhibit 10.17 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1993, and
              incorporated herein by reference).*
10.17     --  Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company's Registration Statement on
              Form S-8 (File No. 33-50147), and incorporated herein by
              reference).*
10.18     --  Columbia/HCA Healthcare Corporation 1997 Annual Incentive
              Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
              and incorporated herein by reference).*
10.19     --  Columbia/HCA Healthcare Corporation Directors' Retirement
              Policy (filed as Exhibit 10.20 to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1993, and incorporated herein by reference).*
10.20     --  HCA-Hospital Corporation of America 1992 Stock Compensation
              Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of
              America's Registration Statement on Form S-1 (File No. 33-
              44906), and incorporated herein by reference).*
10.21     --  Columbia/HCA Healthcare Corporation 1995 Management Stock
              Purchase Plan (filed as Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, and incorporated herein by reference).*

10.22     --  Employment Agreement, dated April 24, 1995 by and between the Company and R. Clayton McWhorter (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by
              reference).*
10.23     --  Amended and Restated Agreement and Plan of Merger among the
              Company, CVH Acquisition Corporation and Value Health, Inc.
              dated as of April 14, 1997 (filed as Exhibit 2 to the
              Company's Current Report on Form 8-K dated April 22, 1997, and incorporated herein by reference).
10.24     --  Separation Agreement between the Company and Richard L.
              Scott dated July 25, 1997 (filed as Exhibit 10(a) to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1997, and incorporated herein by
              reference).*
10.25     --  Separation Agreement between the Company and David T.
              Vandewater dated July 25, 1997 (filed as Exhibit 10(b) to
              the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by
              reference).*
10.26     --  Columbia/HCA Healthcare Corporation Directors
              Fees/Compensation Policy as revised May 14, 1998 (which
              policy is filed herewith).*
10.27     --  Columbia/HCA Healthcare Corporation Outside Directors Stock
              and Incentive Compensation Plan (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by
              reference).*
10.28     --  Columbia/HCA Healthcare Corporation Amended and Restated
              1995 Management Stock Purchase Plan (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by
              reference).*
10.29     --  Columbia/HCA Healthcare Corporation Performance Equity
              Incentive Plan (filed as Exhibit 10.31 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997, and incorporated herein by reference).*
10.30     --  Separation Agreement between the Company and Don Steen dated
              October 17, 1997 (filed as Exhibit 10.32 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997, and incorporated herein by reference).*
10.31     --  Separation Agreement between the Company and Dan Moen dated
              July 1, 1998 (which agreement is filed herewith).*
10.32     --  Separation Agreement between the Company and David White dated September 11, 1998 (which agreement is filed
              herewith).*
10.33     --  Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (which agreement is filed herewith).*
10.34     --  Letter Agreement between the Company and R. Clayton
              McWhorter dated January 18, 1999 (which agreement is filed herewith).*
10.35     --  Columbia/HCA Healthcare Corporation 1999 Performance Equity
              Incentive Plan (which plan is filed herewith).*
10.36     --  Columbia/HCA Healthcare Corporation Severance Policy for
              America and Pacific Groups (which policy is filed
              herewith).*
10.37     --  Letter of Credit Agreement dated February 11, 1999 between
              Columbia/HCA Healthcare Corporation and the United States of
              America (filed as Exhibit 99 to the Company's Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference).
12        --  Statement re Computation of Ratio of Earnings to Fixed
              Charges.
18        --  Letter re Change in Accounting Principle.
21        --  List of Subsidiaries.
23        --  Consent of Ernst & Young LLP.
27        --  Financial Data Schedule for 1998 year-end information (for
              SEC use only).

---------------

* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

     On October 27, 1998, the Company announced operating results for the third quarter and nine months ended September 30, 1998.

     On December 14, 1998, the Company announced that it filed with the Securities and Exchange Commission the Form 10 Registration Statements related to the proposed tax free spin-off to the Company's stockholders of LifePoint Hospitals, Inc. and Triad Hospitals, Inc., formerly known as the Company's America and Pacific Groups, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLUMBIA/HCA HEALTHCARE CORPORATION

                                        By:  /s/ THOMAS F. FRIST, JR., M.D.
                                           -------------------------------------
                                                Thomas F. Frist, Jr., M.D.
                                           Chairman and Chief Executive Officer

Dated:  March 30, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

           /s/ THOMAS F. FRIST, JR., M.D.              Chairman of the Board and Chief  March 30, 1999
-----------------------------------------------------    Executive Officer
             Thomas F. Frist, Jr., M.D.

                /s/ R. MILTON JOHNSON                  Vice President and Controller    March 30, 1999
-----------------------------------------------------    (Principal Accounting
                  R. Milton Johnson                      Officer)

           /s/ MAGDALENA H. AVERHOFF, M.D.             Director                         March 25, 1999
-----------------------------------------------------
             Magdalena H. Averhoff, M.D.

                /s/ MARTIN FELDSTEIN                   Director                         March 26, 1999
-----------------------------------------------------
                  Martin Feldstein

               /s/ FREDERICK W. GLUCK                  Director                         March 25, 1999
-----------------------------------------------------
                 Frederick W. Gluck

                 /s/ T. MICHAEL LONG                   Director                         March 25, 1999
-----------------------------------------------------
                   T. Michael Long

              /s/ R. CLAYTON MCWHORTER                 Director                         March 25, 1999
-----------------------------------------------------
                R. Clayton McWhorter

                /s/ JOHN H. MCARTHUR                   Director                         March 25, 1999
-----------------------------------------------------
                  John H. McArthur

                /s/ THOMAS S. MURPHY                   Director                         March 25, 1999
-----------------------------------------------------
                  Thomas S. Murphy

                 /s/ KENT C. NELSON                    Director                         March 25, 1999
-----------------------------------------------------
                   Kent C. Nelson

                /s/ CARL E. REICHARDT                  Director                         March 26, 1999
-----------------------------------------------------
                  Carl E. Reichardt

              /s/ FRANK S. ROYAL, M.D.                 Director                         March 25, 1999
-----------------------------------------------------
                Frank S. Royal, M.D.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.......................   F-3
  Consolidated Balance Sheets, December 31, 1998 and 1997...   F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   F-6
  Notes to Consolidated Financial Statements................   F-7
  Quarterly Consolidated Financial Information
     (Unaudited)............................................  F-26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Columbia/HCA Healthcare Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As explained in Note 8 to the Consolidated Financial Statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 19, 1999

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1998       1997      1996
                                                              -------   --------   -------
Revenues....................................................  $18,681   $ 18,819   $18,786
Salaries and benefits.......................................    7,811      7,631     7,205
Supplies....................................................    2,901      2,722     2,655
Other operating expenses....................................    3,771      4,263     3,689
Provision for doubtful accounts.............................    1,442      1,420     1,196
Depreciation and amortization...............................    1,247      1,238     1,143
Interest expense............................................      561        493       488
Equity in earnings of affiliates............................     (112)       (68)     (173)
Gains on sales of facilities................................     (744)        --        --
Impairment of long-lived assets.............................      542        442        --
Restructuring of operations and investigation related
  costs.....................................................      111        140        --
                                                              -------   --------   -------
                                                               17,530     18,281    16,203
                                                              -------   --------   -------
Income from continuing operations before minority interests
  and income taxes..........................................    1,151        538     2,583
Minority interests in earnings of consolidated entities.....       70        150       141
                                                              -------   --------   -------
Income from continuing operations before income taxes.......    1,081        388     2,442
Provision for income taxes..................................      549        206       981
                                                              -------   --------   -------
Income from continuing operations...........................      532        182     1,461
Discontinued operations:
  Income (loss) from operations of discontinued businesses,
     net of income taxes (benefits) of ($26) in 1998, $18 in
     1997 and $29 in 1996...................................      (80)        12        44
  Losses on disposals of discontinued businesses, net of
     income tax benefit of $124 in 1997.....................      (73)      (443)       --
Cumulative effect of accounting change, net of income tax
  benefit of $36............................................       --        (56)       --
                                                              -------   --------   -------
          Net income (loss).................................  $   379   $   (305)  $ 1,505
                                                              =======   ========   =======
Basic earnings (loss) per share:
  Income from continuing operations.........................  $   .82   $    .28   $  2.17
  Discontinued operations:
     Income (loss) from operations of discontinued
      businesses............................................     (.12)       .02       .07
     Losses on disposals of discontinued businesses.........     (.11)      (.67)       --
  Cumulative effect of accounting change....................       --       (.09)       --
                                                              -------   --------   -------
          Net income (loss).................................  $   .59   $   (.46)  $  2.24
                                                              =======   ========   =======
Diluted earnings (loss) per share:
  Income from continuing operations.........................  $   .82   $    .27   $  2.15
  Discontinued operations:
     Income (loss) from operations of discontinued
      businesses............................................     (.12)       .02       .07
     Losses on disposals of discontinued businesses.........     (.11)      (.67)       --
  Cumulative effect of accounting change....................       --       (.08)       --
                                                              -------   --------   -------
          Net income (loss).................................  $   .59   $   (.46)  $  2.22
                                                              =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997
                                                              -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   297   $   110
  Accounts receivable, less allowances for doubtful accounts of $1,645 -- 1998 and
    $1,661 -- 1997..........................................    2,096     2,522
  Inventories...............................................      434       452
  Income taxes receivable...................................      149       532
  Other.....................................................      887       807
                                                              -------   -------
                                                                3,863     4,423
Property and equipment, at cost:
  Land......................................................      925       967
  Buildings.................................................    6,708     7,257
  Equipment.................................................    7,449     7,461
  Construction in progress (estimated cost to complete and
    equip after December 31, 1998 -- $1,066)................      562       569
                                                              -------   -------
                                                               15,644    16,254
  Accumulated depreciation..................................   (6,195)   (6,024)
                                                              -------   -------
                                                                9,449    10,230
Investments of insurance subsidiary.........................    1,614     1,422
Investments in and advances to affiliates...................    1,275     1,329
Intangible assets, net of accumulated amortization of
  $596 -- 1998 and $510 -- 1997.............................    2,910     3,521
Net assets of discontinued operations.......................       --       841
Other.......................................................      318       236
                                                              -------   -------
                                                              $19,429   $22,002
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   784   $   929
  Accrued salaries..........................................      425       475
  Other accrued expenses....................................    1,282     1,237
  Long-term debt due within one year........................    1,068       132
                                                              -------   -------
                                                                3,559     2,773
Long-term debt..............................................    5,685     9,276
Professional liability risks, deferred taxes and other
  liabilities...............................................    1,839     1,867
Minority interests in equity of consolidated entities.......      765       836
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
    shares and 50,000,000 nonvoting shares; outstanding
    621,578,300 voting shares and 21,000,000 nonvoting
    shares -- 1998 and 620,452,200 voting shares and
    21,000,000 nonvoting shares -- 1997.....................        6         6
  Capital in excess of par value............................    3,498     3,480
  Other.....................................................       11        13
  Accumulated other comprehensive income....................       80        92
  Retained earnings.........................................    3,986     3,659
                                                              -------   -------
                                                                7,581     7,250
                                                              -------   -------
                                                              $19,429   $22,002
                                                              =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                 COMMON STOCK     CAPITAL IN            ACCUMULATED
                                                ---------------   EXCESS OF                OTHER
                                                SHARES     PAR       PAR               COMPREHENSIVE   RETAINED
                                                 (000)    VALUE     VALUE      OTHER      INCOME       EARNINGS   TOTAL
                                                -------   -----   ----------   -----   -------------   --------   ------
Balances, December 31, 1995...................  668,728    $7       $4,496      $26         $34         $2,566    $7,129
  Comprehensive income:
    Net income................................                                                           1,505     1,505
    Other comprehensive income (loss), net of
      tax (See NOTE 17):
      Net unrealized gains on investment
         securities...........................                                               24                       24
      Foreign currency translation
         adjustments..........................                                               (6)                      (6)
                                                                                            ---         ------    ------
         Total comprehensive income...........                                               18          1,505     1,523
  Cash dividends..............................                                                             (54)      (54)
  Stock options exercised, net................    3,859                 81       (5)                                  76
  Other.......................................   (1,088)               (58)      (7)                                 (65)
                                                -------    --       ------      ---         ---         ------    ------
Balances, December 31, 1996...................  671,499     7        4,519       14          52          4,017     8,609
  Comprehensive loss:
    Net loss..................................                                                            (305)     (305)
    Other comprehensive income, net of tax
      (See NOTE 17):
      Net unrealized gains on investment
         securities...........................                                               38                       38
      Foreign currency translation
         adjustments..........................                                                2                        2
                                                                                            ---         ------    ------
         Total comprehensive loss.............                                               40           (305)     (265)
  Cash dividends..............................                                                             (53)      (53)
  Stock repurchases...........................  (37,895)   (1)      (1,272)                                       (1,273)
  Stock options exercised, net................    4,108                100       (4)                                  96
  Employee benefit plan issuances.............    3,740                108                                           108
  Other.......................................                          25        3                                   28
                                                -------    --       ------      ---         ---         ------    ------
Balances, December 31, 1997...................  641,452     6        3,480       13          92          3,659     7,250
  Comprehensive income:
    Net income................................                                                             379       379
    Other comprehensive income (loss), net of
      tax (See NOTE 17):
      Net unrealized losses on investment
         securities...........................                                              (13)                     (13)
      Foreign currency translation
         adjustments..........................                                                1                        1
                                                                                            ---         ------    ------
         Total comprehensive income...........                                              (12)           379       367
  Cash dividends..............................                                                             (52)      (52)
  Stock repurchases...........................   (4,076)               (98)                                          (98)
  Stock options exercised, net................    1,623                 37                                            37
  Employee benefit plan issuances.............    2,983                 71                                            71
  Other.......................................      596                  8       (2)                                   6
                                                -------    --       ------      ---         ---         ------    ------
Balances, December 31, 1998...................  642,578    $6       $3,498      $11         $80         $3,986    $7,581
                                                =======    ==       ======      ===         ===         ======    ======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                               1998     1997     1996
                                                              ------   ------   ------
Cash flows from continuing operating activities:
  Net income (loss).........................................  $  379   $ (305)  $1,505
  Adjustments to reconcile net income (loss) to net cash
     provided by continuing operating activities:
       Provision for doubtful accounts......................   1,442    1,420    1,196
       Depreciation and amortization........................   1,247    1,238    1,143
       Income taxes.........................................     351     (782)     269
       Gains on sales of facilities.........................    (744)      --       --
       Impairment of long-lived assets......................     542      442       --
       Loss (income) from discontinued operations...........     153      431      (44)
       Increase (decrease) in cash from operating assets and
        liabilities:
          Accounts receivable...............................  (1,229)  (1,167)  (1,360)
          Inventories and other assets......................     (39)      25      (14)
          Accounts payable and accrued expenses.............    (177)     121     (145)
       Other................................................      (9)      60       39
                                                              ------   ------   ------
          Net cash provided by continuing operating
            activities......................................   1,916    1,483    2,589
                                                              ------   ------   ------
Cash flows from investing activities:
  Purchase of property and equipment........................  (1,255)  (1,422)  (1,391)
  Acquisition of hospitals and health care entities.........    (215)    (411)    (748)
  Disposal of hospitals and health care entities............   2,060      212      166
  Purchase of investments...................................    (294)     (74)    (219)
  Investment in discontinued operations, net................     677   (1,060)     (26)
  Other.....................................................      (3)       9       (1)
                                                              ------   ------   ------
          Net cash provided by (used in) investing
            activities......................................     970   (2,746)  (2,219)
                                                              ------   ------   ------
Cash flows from financing activities:
  Issuance of long-term debt................................       3      249      459
  Net change in commercial paper and bank borrowings........  (2,514)   2,453     (579)
  Repayment of long-term debt...............................    (147)    (318)    (303)
  Issuances (repurchases) of common stock, net..............       8   (1,082)     (20)
  Payment of cash dividends and redemption of preferred
     stock purchase rights..................................     (52)     (53)     (54)
  Other.....................................................       3       11        8
                                                              ------   ------   ------
          Net cash provided by (used in) financing
            activities......................................  (2,699)   1,260     (489)
                                                              ------   ------   ------
Change in cash and cash equivalents.........................     187       (3)    (119)
Cash and cash equivalents at beginning of period............     110      113      232
                                                              ------   ------   ------
Cash and cash equivalents at end of period..................  $  297   $  110   $  113
                                                              ======   ======   ======
Interest payments...........................................  $  566   $  471   $  499
Income tax payments, net of refunds.........................  $ (139)  $1,168   $  709

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Reporting Entity

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/ HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 1998, these affiliates owned and operated 281 hospitals, 102 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA are also partners in several 50/50 joint ventures that own and operate 24 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 32 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this annual report on Form 10-K refer to Columbia/ HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by content.

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The consolidated financial statements include all subsidiaries and entities controlled by the Company. Significant intercompany transactions have been eliminated. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     The Company has completed various acquisitions, disposals and joint venture transactions that have been recorded under the purchase method of accounting. Accordingly, the accounts of these entities have been consolidated with those of the Company for periods subsequent to the acquisition of controlling interest and for periods prior to the disposal of controlling interest.

  Revenues

     The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). The adjustments to estimated settlements resulted in increases to revenues of $37 million, $43 million and $242 million in 1998, 1997 and 1996, respectively. In association with the ongoing Federal investigations into certain of Columbia/HCA's business practices, the applicable governmental agencies have substantially ceased the final settlement of the Company's cost reports. Since the cost reports are not being settled, the Company is not receiving the updated information which has historically been the basis used by the Company to adjust estimated settlement amounts. At this time, the Company cannot predict when, or if, the historical cost report settlement process will be resumed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

     The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

  Accounts Receivable

     Columbia/HCA receives payment for services rendered from Federal and state agencies (under the Medicare, Medicaid and Champus programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1998 and 1997, approximately 30% and 34%, respectively, of the Company's revenues related to patients participating in the Medicare program. Columbia/ HCA recognizes that revenues and receivables from government agencies are significant to the Company's operations, but Columbia/HCA does not believe that there are significant credit risks associated with these government agencies. Columbia/HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-lived Assets

  (a) Property and Equipment

     Depreciation expense, computed using the straight-line method, was $1.1 billion in 1998, $1.1 billion in 1997 and $1.0 billion in 1996. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, clinic and other acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, Columbia/HCA prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

  Professional Liability Insurance Claims

     A substantial portion of the Company's professional liability risks is insured through a wholly-owned insurance subsidiary of Columbia/HCA, which is funded annually. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, any adjustments to estimated liability amounts are reflected in current operating results. Allowances for professional liability risks were $1.4 and $1.3 billion at December 31, 1998 and 1997, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
  Investments of Insurance Subsidiary

     At December 31, 1998, all of the investments of the Company's wholly-owned insurance subsidiary were classified as "available for sale" as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     At December 31, 1997, a portion of the insurance subsidiary's investments (approximately $57 million) were classified as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value and unrealized gains and losses are included in results of operations.

  Minority Interests in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by Columbia/HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

     Columbia/HCA is a party to several partnership agreements which generally include provisions for the redemption of minority interests using specified valuation techniques.

  Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for the Company's employee stock benefit plans.

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and restated where appropriate, to conform to the SFAS 128 requirements.

  Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. The Company has elected to report comprehensive income and its components in the consolidated statements of stockholders' equity.

  Disclosures about Segments of an Enterprise

     In 1998, Columbia/HCA adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
  Derivatives

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2 -- INVESTIGATIONS

     The Company is currently the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorney's fees and costs. The government has intervened in two qui tam actions. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the Federal securities laws.

     Management believes the ongoing investigations and related media coverage are having a negative effect on the Company's results of operations. It is too early to predict the outcome or effect of the ongoing investigations or qui tam and other actions or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have a material adverse effect on the Company's financial position and results of operations. (See Note 12 -- Contingencies and Part I, Item 3: Legal Proceedings.)

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of two companies that currently represent the Pacific and America operating groups and the divestitures of the Company's home health and certain other businesses, as described in Note 5 -- Discontinued Operations.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)
  Divestiture of Certain Hospitals and Surgery Centers

     During 1998, Columbia/HCA recognized a net pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes the sale of 20 consolidated hospitals and 1 non-consolidated hospital to a consortium of not-for-profit entities for gross proceeds of approximately $1.2 billion, resulting in a pretax gain of $570 million ($335 million after-tax). The $744 million net gain also includes the completed sale of 34 ambulatory surgery centers for proceeds of approximately $550 million. The sale of these surgery centers resulted in a pretax gain of $203 million ($50 million after-tax). The high effective tax rate of 73% on the gain was due to significant amounts of non-deductible goodwill related to the surgery centers sold. Also included in the $744 million net gain was a pretax loss of $29 million ($20 million after-tax) on the sales of 6 hospitals for gross proceeds of approximately $108 million. Proceeds from these sales were used to repay bank borrowings.

     During September 1998, management approved a plan to divest a group of the Company's medical office buildings. The divestiture is expected to be completed during 1999 through either sales or the transfer of the medical office buildings to a joint venture in which the Company may maintain a minority interest. The carrying value for the medical office buildings was reduced to fair value of approximately $482 million, based on estimates of sales values, resulting in a non-cash, pretax charge of approximately $175 million. For the years ended December 31, 1998, 1997 and 1996, respectively, these medical office buildings to be divested had net revenues of approximately $120 million, $110 million and $98 million and incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $115 million , $101 million and $72 million. Proceeds from the medical office buildings divestiture will be used to repay bank borrowings.

     During the third and fourth quarters of 1998, management identified and initiated plans to sell or close during 1999, 23 consolidated hospitals and 1 non-consolidated hospital. The carrying value for certain of the hospitals and other assets expected to be sold was reduced to fair value of approximately $422 million based on estimates of sales values, resulting in a non-cash, pretax charge of approximately $367 million. For the years ended December 31, 1998, 1997 and 1996, respectively, the hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $896 million, $954 million and $963 million and incurred income (losses) from continuing operations before the pretax charge and income taxes (benefits) of approximately $(77) million, $6 million, and $103 million. The sales of 8 of the 24 hospitals were completed in 1998 for gross proceeds of approximately $180 million. Proceeds (which approximated the carrying values) from the completed divestitures were, and from the expected remaining divestitures will be, used to repay bank borrowings.

     During the fourth quarter of 1997, management identified and initiated plans to close or sell twenty hospital facilities and fifteen surgery centers (primarily optical surgery centers) that were identified as not compatible with the Company's operating plans. The carrying value of these facilities was reduced to fair value of approximately $226 million, based on estimates of sales values, for a total non-cash charge, pretax of $402 million. As of December 31, 1998, the Company had completed the sales or closure of 18 hospitals and nine surgery centers. Proceeds (which approximated the carrying values) were used to repay bank borrowings.

     The Company recorded, also during the fourth quarter of 1997, a non-cash, pretax loss of approximately $40 million related to the impairment of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trend and projected future cash flows. These assets are now recorded at estimated fair value.

     The asset impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (Continued) the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

  Spin-Offs

     The Company is continuing with its previously announced plan to create two tax-free spin-off companies. In August 1998, the Company submitted a ruling request to the Internal Revenue Service (the "IRS") requesting that the proposed spin-offs be tax-free to the Company and its shareholders. The two proposed spin-off companies currently represent the Pacific and America operating groups.

     At December 31, 1998, the Pacific group was comprised of 38 consolidating hospitals with $1,589 million and $1,609 million in revenues for the years ended December 31, 1998 and 1997, respectively. EBITDA (earnings before depreciation and amortization, interest expense, impairment of long-lived assets, management fees, minority interests and income taxes) for the Pacific Group was $149 million and $188 million for the years ended December 31, 1998 and 1997, respectively.

     The America group was comprised of 23 consolidating hospitals with $498 million and $488 million in revenues for the years ended December 31, 1998 and 1997, respectively. EBITDA for the America Group was $57 million and $82 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 1998 and 1997, the Company recorded the following pretax charges in connection with the restructuring of operations and the investigation related costs as discussed in Note 2 -- Investigations and Note 3 -- Restructuring of Operations (in millions):

                                                              1998   1997
                                                              ----   ----
Severance costs.............................................  $  5   $ 61
Professional fees related to investigations.................    96     44
Other.......................................................    10     35
                                                              ----   ----
          Total.............................................  $111   $140
                                                              ====   ====

NOTE 5 -- DISCONTINUED OPERATIONS

     Included in discontinued operations are three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. The Company implemented plans to dispose of these businesses during 1997.

     During the second and third quarters of 1998, the Company completed the sales of the three Value Health units for proceeds totaling $662 million. The proceeds from the sales were used to repay bank borrowings. The Company recorded a $73 million loss upon completion of these sales in 1998, representing an adjustment to the tax benefit related to the estimated $443 million after-tax loss on disposal of discontinued operations recorded in the fourth quarter of 1997.

     During the third and fourth quarters of 1998, the Company completed five separate sales transactions that included substantially all of the Company's home health care operations and received approximately $90 million in proceeds. The proceeds from the sales were used to repay bank borrowings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- DISCONTINUED OPERATIONS (CONTINUED)
     Revenues of the discontinued businesses totaled $1.0 billion, $2.0 billion and $1.1 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6 -- ACQUISITIONS

     During the past three years, Columbia/HCA has acquired various hospitals and related health care entities (or controlling interests in such entities), all of which have been accounted for by the purchase method. The aggregate purchase price of these transactions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

     The following is a summary of hospitals and other health care entity acquisitions consummated during the last three years (excluding the acquisition of Value Health) (dollars in millions):

                                                              1998   1997    1996
                                                              ----   ----   ------
Number of hospitals.........................................     6      5       14
Number of licensed beds.....................................   852    974    2,652
Purchase price information:
  Hospitals:
     Fair value of assets acquired..........................  $205   $162   $  737
     Liabilities assumed....................................   (39)   (39)    (103)
                                                              ----   ----   ------
          Net assets acquired...............................   166    123      634
     Contributions from minority partners...................   (54)   (24)    (133)
                                                              ----   ----   ------
                                                               112     99      501
  Other health care entities acquired.......................   103    312      247
                                                              ----   ----   ------
          Net cash paid.....................................  $215   $411   $  748
                                                              ====   ====   ======

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $86 million in 1998, $221 million in 1997 and $291 million in 1996.

     The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective consummation dates was not significant.

NOTE 7 -- INCOME TAXES

     The provision for income taxes on income from continuing operations consists of the following (dollars in millions):

                                                              1998    1997    1996
                                                              ----    ----    ----
Current:
  Federal.................................................    $637    $313    $804
  State...................................................     116      56     145

Deferred:
  Federal.................................................    (169)   (134)     27
  State...................................................     (35)    (29)      5
                                                              ----    ----    ----
                                                              $549    $206    $981
                                                              ====    ====    ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
     A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                1998    1997    1996
                                                                ----    ----    ----
Federal statutory rate......................................    35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit.......     4.9     4.6     4.0
Non-deductible intangible assets............................    11.4    12.7     1.3
Other items, net............................................    (0.5)    0.6    (0.2)
                                                                ----    ----    ----
Effective income tax rate...................................    50.8%   52.9%   40.1%
                                                                ====    ====    ====

     A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                       1998                     1997
                                               ---------------------    ---------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                               ------    -----------    ------    -----------
Depreciation and fixed asset basis
  differences..............................     $ --        $407        $   --       $648
Reserves for professional and general
  liability and other risks................      351          --           395         --
Doubtful accounts..........................      316          --           360         --
Compensation...............................       98          --           104         --
Other......................................      182         281           170        260
                                                ----        ----        ------       ----
                                                $947        $688        $1,029       $908
                                                ====        ====        ======       ====

     Deferred income taxes of $486 million and $423 million at December 31, 1998 and 1997, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $227 and $302 million at December 31, 1998 and 1997, respectively.

     At December 31, 1998, federal and state net operating loss carryforwards (expiring in years 1999 through 2004) available to offset future taxable income approximated $784 million and $96 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of intangible assets. Net deferred tax assets related to such carryforwards are not significant.

  IRS Disputes

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $351 million in income taxes and interest through December 31, 1998.

     Tax Court decisions received in 1996 and 1997 related to HCA's 1981 through 1988 Federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 1999.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)

  IRS Disputes (Continued)
     Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 8 -- ACCOUNTING CHANGE

     In the fourth quarter of 1997, the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred rather than capitalizing and subsequently amortizing such costs. The Company believes the new method is preferable due to the changes in the Company's business strategy and reviews of emerging accounting guidance on accounting for similar (i.e., start-up, software system training and process re-engineering) costs.

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1997. The cumulative effect of the write-off, $56 million (net of tax benefit), was expensed in the 1997 statement of operations. Had the new method been used in the past, the pro forma effect on prior years would have primarily affected 1996 (such costs incurred for periods prior to 1996 are considered immaterial to operations for those periods). The pro forma effect on 1997 and 1996 follows (dollars in millions, except per share amounts):

                                                        1997                   1996
                                                --------------------   --------------------
                                                   AS                     AS
                                                REPORTED   PRO-FORMA   REPORTED   PRO-FORMA
                                                --------   ---------   --------   ---------
Income from continuing operations.............   $ 182       $ 182      $1,461     $1,405
  Earnings per share -- basic.................   $ .28       $ .28      $ 2.17     $ 2.08
  Earnings per share -- diluted...............   $ .27       $ .27      $ 2.15     $ 2.07
Net income (loss).............................   $(305)      $(249)     $1,505     $1,449
  Earnings (loss) per share -- basic..........   $(.46)      $(.37)     $ 2.24     $ 2.15
  Earnings (loss) per share -- diluted........   $(.46)      $(.38)     $ 2.22     $ 2.14

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in millions, except per share amounts):

                                                          1998      1997      1996
                                                         -------   -------   -------
NUMERATOR (A):
  Income from continuing operations....................  $   532   $   182   $ 1,461
                                                         =======   =======   =======
DENOMINATOR:
  Share reconciliation (in thousands):
  Shares used for basic earnings per share.............  643,719   657,931   670,774
     Effect of dilutive securities:
       Stock options...................................    2,310     4,407     6,214
       Warrants and other..............................      620       752       898
                                                         -------   -------   -------
  Shares used for diluted earnings per share...........  646,649   663,090   677,886
                                                         =======   =======   =======
EARNINGS PER SHARE:
  Basic earnings per share from continuing
     operations........................................  $   .82   $   .28   $  2.17
                                                         =======   =======   =======
  Diluted earnings per share from continuing
     operations........................................  $   .82   $   .27   $  2.15
                                                         =======   =======   =======

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 10 -- INVESTMENTS OF INSURANCE SUBSIDIARY

     A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                                                    1998
                                                     -----------------------------------
                                                                   UNREALIZED
                                                                    AMOUNTS
                                                     AMORTIZED   --------------    FAIR
                                                       COST      GAINS   LOSSES   VALUE
                                                     ---------   -----   ------   ------
Fixed maturities:
  United States Government.........................   $  119     $ --     $ --    $  119
  States and municipalities........................      886       32       --       918
  Mortgage-backed securities.......................       78        1       --        79
  Corporate and other..............................      173        2       (1)      174
  Money market funds...............................       27       --       --        27
  Redeemable preferred stocks......................       52        1       --        53
                                                      ------     ----     ----    ------
                                                       1,335       36       (1)    1,370
                                                      ------     ----     ----    ------
Equity securities:
  Perpetual preferred stocks.......................       21        1       --        22
  Common stocks....................................      287      126      (41)      372
                                                      ------     ----     ----    ------
                                                         308      127      (41)      394
                                                      ------     ----     ----    ------
                                                      $1,643     $163     $(42)    1,764
                                                      ======     ====     ====
Amounts classified as current assets...............                                 (150)
                                                                                  ------
Investment carrying value..........................                               $1,614
                                                                                  ======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)

                                                                    1997
                                                     -----------------------------------
                                                                   UNREALIZED
                                                                    AMOUNTS
                                                     AMORTIZED   --------------    FAIR
                                                       COST      GAINS   LOSSES   VALUE
                                                     ---------   -----   ------   ------
Fixed maturities:
  United States Government.........................   $   17     $ --     $ --    $   17
  States and municipalities........................      657       24       --       681
  Mortgage-backed securities.......................      107        2       --       109
  Corporate and other..............................      128        3       (1)      130
  Money market funds...............................       63       --       --        63
  Redeemable preferred stocks......................       64       --       --        64
                                                      ------     ----     ----    ------
                                                       1,036       29       (1)    1,064
                                                      ------     ----     ----    ------
Equity securities:
  Perpetual preferred stocks.......................       36        1       (1)       36
  Common stocks....................................      303      130      (18)      415
                                                      ------     ----     ----    ------
                                                         339      131      (19)      451
                                                      ------     ----     ----    ------
                                                      $1,375     $160     $(20)    1,515
                                                      ======     ====     ====
Amounts classified as current assets...............                                  (93)
                                                                                  ------
Investment carrying value..........................                               $1,422
                                                                                  ======

     The fair value of investment securities is generally based on quoted market prices.

     Scheduled maturities of investments in debt securities at December 31, 1998 were as follows (dollars in millions):

                                                              AMORTIZED    FAIR
                                                                COST      VALUE
                                                              ---------   ------
Due in one year or less.....................................   $  243     $  243
Due after one year through five years.......................      368        377
Due after five years through ten years......................      361        378
Due after ten years.........................................      285        293
                                                               ------     ------
                                                                1,257      1,291
Mortgage-backed securities..................................       78         79
                                                               ------     ------
                                                               $1,335     $1,370
                                                               ======     ======

     The average expected maturity of the investments in debt securities listed above approximated 4.1 years at December 31, 1998. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations without penalty.

     The tax equivalent yield on investments (including common stocks) averaged 10% for 1998, 12% for 1997 and 7% for 1996. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of certain investment income not being subject to taxation.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)
     The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions).

                                                              1998   1997   1996
                                                              ----   ----   ----
Fixed maturities:
  Cash proceeds.............................................  $341   $364   $287
  Gross realized gains......................................     3      3      3
  Gross realized losses.....................................     1      1      3
Equity securities:
  Cash proceeds.............................................  $308   $249   $135
  Gross realized gains......................................    77     76     27
  Gross realized losses.....................................    30     10     13

NOTE 11 -- LONG TERM DEBT

     A summary of long-term debt at December 31 (including related interest rates for 1998) follows (dollars in millions):

                                                               1998     1997
                                                              ------   ------
Senior collateralized debt (rates generally fixed, averaging
  9.7%) payable in periodic installments through 2034.......  $  196   $  247
Senior debt (rates generally fixed, averaging 7.7%) payable
  in periodic installments through 2095.....................   4,193    4,283
Bank term loans (floating rates, averaging 6.8%)............   1,741       --
Bank credit agreements (floating rates, averaging 6.4%).....     500    4,755
Subordinated debt (rates generally fixed, averaging 6.9%)
  payable in periodic installments through 2015.............     123      123
                                                              ------   ------
Total debt, average life of eleven years (rates averaging
  7.4%).....................................................   6,753    9,408
Less amounts due within one year............................   1,068      132
                                                              ------   ------
                                                              $5,685   $9,276
                                                              ======   ======

  Credit Facilities

     The Company's revolving credit facility (the "Credit Facility") is comprised of a $2.0 billion, five-year revolving credit agreement expiring February 2002. As of December 31, 1998, the Company had $500 million outstanding under the Credit Facility.

     As of February 1999, interest is payable generally at either LIBOR plus .45% to 1.50% (depending on the Company's credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios.

  Significant Financing Activities

  1998

     During June 1998, the Company's 364 day credit facility was converted into a one-year term loan maturing in June 1999. The one year term loan, which had a balance of $741 million at December 31, 1998, was paid off in its entirety in February 1999.

     In July 1998, the Company entered into a $1.0 billion term loan agreement with several banks which matures in February 2002. Proceeds from the $1.0 billion term loan were used to reduce other borrowings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- LONG TERM DEBT (CONTINUED)

  Significant Financing Activities (Continued)
     In February 1998, the Company's senior debt rating was downgraded from Baa2 to Ba2 and from BBB+ to BBB- by Moody's Investors Service ("Moody's") and Fitch IBCA. In February 1999, Standard & Poor's ("S&P") downgraded the Company's senior debt rating from BBB to BB+. Commercial paper and subordinated debt ratings were downgraded in similar fashion.

  1997

     During 1997, the Company's senior debt credit ratings were downgraded from A2 to Baa2 and from A- to BBB by Moody's and S&P, respectively. The Company's commercial paper ratings were downgraded from P-1 to P-3 and from A-2 to A-3 by Moody's and S&P, respectively. The decline in the Company's commercial paper ratings significantly limited access to this financing source. As such, during the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its bank credit facilities.

     In June 1997, Columbia/HCA issued $200 million of 7.00% notes due 2007.

  1996

     During 1996, Columbia/HCA issued $100 million of 6.875% notes due 2001; $200 million of 7.25% notes due 2008 and $100 million of 7.75% debentures due 2036.

  General Information

     Maturities of long-term debt in years 2000 through 2003 (excluding borrowings under the Credit Facility) are $669 million, $628 million, $512 million and $337 million, respectively.

     The estimated fair value of the Company's long-term debt was $6.7 billion and $9.5 billion at December 31, 1998 and 1997, respectively, compared to carrying amounts aggregating $6.8 billion and $9.4 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 12 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations and Part I, Item 3: Legal Proceedings, for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations and litigation matters. In certain of these actions the claimants may seek punitive damages against the Company, which are usually not covered by insurance. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- CONTINGENCIES (CONTINUED)
  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. It is management's opinion that the ultimate resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASES

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

  Stock Repurchase Program

     In February 1999, the Company announced that its Board of Directors has authorized the repurchase of up to an additional $1 billion of its common stock. The Company expects to repurchase its shares through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts.

     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased, primarily by entering into a series of forward purchase contracts. Approximately 44 million shares have been purchased at an average cost of approximately $22.65 per share. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts which permit settlement on a net shares basis, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. The Company expects the forward purchase contracts will be settled during the first and second quarters of 1999.

     In connection with the Company's share repurchase programs, the Company has recently entered into a Letter of Credit Agreement (the "LOC Agreement") with the United States Department of Justice (the "DOJ"). As part of the LOC Agreement, the Company will provide the DOJ with Letters of Credit totaling $1 billion. The LOC Agreement also provides that the Company's repurchase program announced in February 1999 may be made, at the Company's discretion, through open market purchases or privately negotiated transactions. The Company and the DOJ acknowledge that the amount in the LOC Agreement is not based upon the amount or expected amount of any potential settlement. The LOC Agreement does not constitute an admission of liability by the Company.

     The Company announced in April 1997 that the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. At December 31, 1997, the Company had completed the repurchase program by acquiring approximately 29.4 million shares. Repurchased shares are available for reissuance for general corporate purposes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASES (CONTINUED)
  Other Stock Repurchases

     The Board of Directors has authorized the Company to repurchase shares to be used for stock issuances related to the Company's employee stock benefit plans. During 1997, the Company repurchased approximately 8.5 million shares (at a cost of approximately $273 million) to fund employee stock benefit plan issuances.

NOTE 14 -- STOCK BENEFIT PLANS

     The Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (the "1992 Plan") is the primary plan under which options to purchase common stock may be granted to officers, employees and directors. In May 1996, the stockholders approved an amendment to the 1992 Plan which increased the number of options authorized to 60,000,000 of which 19,062,000 are available for grant at December 31, 1998. Under the 1992 Plan, options are generally granted at no less than market price on the date of grant. Options are exercisable in whole or in part beginning one to five years after the grant and ending ten years after the grant.

     In October 1997, the Compensation Committee of the Company's Board of Directors modified and amended the 1992 Plan agreements to provide for immediate and 100% vesting upon a "change of control" (as defined in the amendment) of the Company. The amendment is applicable for all options available for grant as well as all options previously issued under the 1992 Plan.

     In the past, Columbia/HCA has had various other plans under which options to purchase common stock have been granted to officers, employees and directors. Generally, options have been granted at no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning two to four years after the grant and ending four to fifteen years after grant.

     Information regarding these option plans for 1998, 1997 and 1996 is summarized below (share amounts in thousands):

                                               STOCK    OPTION PRICE PER   WEIGHTED AVERAGE
                                              OPTIONS        SHARE          EXERCISE PRICE
                                              -------   ----------------   ----------------
Balances, December 31, 1995.................   26,384    $0.14 to 38.11        $ 19.87
  Granted...................................   10,446    26.58 to 38.92          37.13
  Exercised.................................   (4,329)    0.14 to 35.25          13.27
  Cancelled.................................   (3,034)    0.40 to 38.11          26.87
                                              -------
Balances, December 31, 1996.................   29,467     0.14 to 38.92          26.23
  Granted...................................   23,111    26.42 to 43.50          33.68
  Conversion of Value Health Stock
     Options................................    3,189     7.11 to 62.72          32.93
  Exercised.................................   (4,138)    0.14 to 37.67          16.72
  Cancelled.................................   (6,614)    0.40 to 55.61          33.70
                                              -------
Balances, December 31, 1997.................   45,015     0.14 to 62.72          30.18
  Granted...................................    7,092    22.25 to 33.94          26.57
  Exercised.................................   (1,629)    0.40 to 32.50          18.59
  Cancelled.................................   (9,819)    0.14 to 62.72          32.87
                                              -------
Balances, December 31, 1998.................   40,659     0.14 to 43.25          29.36
                                              =======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)

                                                   1998         1997         1996
                                                 --------     --------     --------
  Weighted average fair value for options
     granted during the year...................  $   8.81     $  11.98     $  13.47
  Options exercisable..........................    10,757        8,892        7,552
  Options available for grant..................    19,323       18,436       35,613

     The following table summarizes information regarding the options outstanding at December 31, 1998 (share amounts in thousands):

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                      NUMBER       REMAINING    AVERAGE    EXERCISABLE   AVERAGE
             RANGE OF               OUTSTANDING   CONTRACTUAL   EXERCISE       AT        EXERCISE
         EXERCISE PRICES            AT 12/31/98      LIFE        PRICE      12/31/98      PRICE
         ---------------            -----------   -----------   --------   -----------   --------
 $9.72  to $38.11.................       155         1 year      $17.35         154       $17.36
  7.73  to 37.13..................     1,922        4 years       12.81       1,907        12.82
  0.14  to 28.92..................     3,937        5 years       18.82       3,221        17.26
 26.42  to 32.50..................     4,425        6 years       27.49       2,288        27.50
 30.73  to 38.47..................     6,301        7 years       37.03       1,757        37.02
 12.86  to 43.25..................    23,806        9 years       30.97       1,317        27.80
0.14... ..........................       113       15 years        0.14         113         0.14
                                      ------                                 ------
                                      40,659                                 10,757
                                      ======                                 ======

     The Company has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock reserved for the Company's employee stock purchase plan were 4,378,000 at December 31, 1998.

     The Company applies the provisions of APB 25 in accounting for its stock options and stock purchase plans, and accordingly, compensation cost is not recognized in the consolidated statements of operations. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has determined the pro forma net income
(loss) and earnings (loss) per share as if compensation cost for the Company's employee stock option and stock purchase plans had been determined based upon their fair value at the grant date. These pro forma amounts are as follows (dollars in millions, except per share amounts):

                                                              1998   1997     1996
                                                              ----   -----   ------
Net income (loss):
  As reported...............................................  $379   $(305)  $1,505
  Pro forma.................................................   346    (344)   1,471
Basic earnings (loss) per share:
  As reported...............................................  $.59   $(.46)  $ 2.24
  Pro forma.................................................   .54    (.52)    2.19
Diluted earnings (loss) per share:
  As reported...............................................  $.59   $(.46)  $ 2.22
  Pro forma.................................................   .54    (.52)    2.17

     The pro forma impact only takes into account employee stock options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)
     For SFAS 123 purposes, the weighted average fair values of the Company's stock options granted in 1998, 1997 and 1996 were $8.81, $11.98 and $13.47 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              1998   1997   1996
                                                              ----   ----   ----
Risk-free interest rate.....................................  4.75%  5.61%  5.81%
Expected volatility.........................................   .24    .24    .24
Expected life, in years.....................................     6      6      6
Expected dividend yield.....................................   .30%   .23%   .19%

     The pro forma compensation cost related to the shares of common stock issued under the ESPP was $13 million, $14 million and $19 million for the years 1998, 1997 and 1996, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of the subscription period.

NOTE 15 -- EMPLOYEE BENEFIT PLANS

     Columbia/HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's earned income and are vested over specified periods of employee service. Retirement plan expense was $170 million for 1998, $194 million for 1997 and $164 million for 1996. Amounts approximately equal to retirement plan expense are funded annually.

     Columbia/HCA maintains various contributory benefit plans which are available to employees who meet certain minimum requirements. Certain of the plans require that Columbia/HCA match an amount ranging from 25% to 100% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $21 million for 1998, $19 million for 1997 and $18 million for 1996. Columbia/HCA contributions are funded periodically during each year.

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Columbia/HCA operates in one line of business which is operating hospitals and related health care entities. During the years ended December 31, 1998, 1997 and 1996, approximately 30%, 34% and 35%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     In November 1997, Columbia/HCA restructured its operations into five divisions which are organized geographically. Included in these five divisions are the East Group made up of 109 consolidated hospitals located in the Eastern United States and the West Group made up of 97 consolidated hospitals located in the Western United States. These two divisions make up the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. The America Group includes 23 consolidated hospitals which are located in non-urban areas where, in almost every case the hospital is the only hospital in the community. The Pacific Group includes 38 consolidated hospitals, approximately three-quarters of which are located in small cities, generally in the Southern, Western and Southwestern United States where the hospital is usually the only hospital or one of two hospitals in the community, and the remainder of Pacific's facilities are located in larger urban areas typically characterized by a high rate of population growth. Columbia/HCA has now determined to establish the America Group and the Pacific Group as two independent, publicly-traded companies. See Note 3-Restructuring of Operations. The Atlantic Group includes 13 hospitals which are not located in the Company's core markets and are currently held for sale.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
     The geographic distributions of the Company's revenues, EBITDA and assets are summarized in the following table (EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes) (dollars in millions):

                                                          1998      1997      1996
                                                         -------   -------   -------
Revenues:
  East Group...........................................  $ 7,784   $ 7,705   $ 7,714
  West Group...........................................    6,853     6,616     6,427
  Pacific Group........................................    1,589     1,609     1,600
  America Group........................................      498       488       464
  Atlantic Group.......................................    1,600     2,017     2,035
  Corporate and other..................................      357       384       546
                                                         -------   -------   -------
                                                         $18,681   $18,819   $18,786
                                                         =======   =======   =======
EBITDA:
  East Group...........................................  $ 1,590   $ 1,485   $ 1,939
  West Group...........................................      998     1,047     1,549
  Pacific Group........................................      149       188       294
  America Group........................................       57        82       111
  Atlantic Group.......................................       35       142       277
  Corporate and other..................................       39       (93)       44
                                                         -------   -------   -------
                                                         $ 2,868   $ 2,851   $ 4,214
                                                         =======   =======   =======
Assets:
  East Group...........................................  $ 7,030   $ 6,985   $ 7,257
  West Group...........................................    7,124     6,685     6,856
  Pacific Group........................................    1,371     1,411     1,426
  America Group........................................      355       398       376
  Atlantic Group.......................................      553     1,528     1,694
  Corporate and other..................................    2,996     4,995     3,507
                                                         -------   -------   -------
                                                         $19,429   $22,002   $21,116
                                                         =======   =======   =======

NOTE 17 -- OTHER COMPREHENSIVE INCOME

     The following table sets forth the components of other comprehensive income, along with their respective income taxes (benefits) and the reclassification adjustments needed to exclude the portion of other comprehensive income already included in net income (loss), (dollars in millions):

                                                                     INCOME
                                                          PRETAX     TAXES      AFTER-TAX
                                                          AMOUNT   (BENEFITS)    AMOUNT
                                                          ------   ----------   ---------
1998
  Unrealized gains (losses) on securities:
     Unrealized holding gains arising during the
       period...........................................   $ 45       $ 17        $ 28
     Less: reclassification adjustment for gains
       realized in net income...........................    (64)       (23)        (41)
                                                           ----       ----        ----
     Net unrealized losses..............................    (19)        (6)        (13)
  Foreign currency translation adjustments..............      1         --           1
                                                           ----       ----        ----
       Other comprehensive loss.........................   $(18)      $ (6)       $(12)
                                                           ====       ====        ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- OTHER COMPREHENSIVE INCOME (CONTINUED)

                                                                     INCOME
                                                          PRETAX     TAXES      AFTER-TAX
                                                          AMOUNT   (BENEFITS)    AMOUNT
                                                          ------   ----------   ---------
1997
  Unrealized gains on securities:
     Unrealized holding gains arising during the
       period...........................................   $147       $ 51        $ 96
     Less: reclassification adjustment for gains
       realized in net income...........................    (91)       (33)        (58)
                                                           ----       ----        ----
     Net unrealized gains...............................     56         18          38
  Foreign currency translation adjustments:
     Unrealized translation adjustments arising during
       the period.......................................     16          6          10
     Less: reclassification adjustment for gains
       realized in net income...........................    (13)        (5)         (8)
                                                           ----       ----        ----
     Net unrealized translation adjustments.............      3          1           2
                                                           ----       ----        ----
       Other comprehensive income.......................   $ 59       $ 19        $ 40
                                                           ====       ====        ====
1996
  Unrealized gains on securities:
     Unrealized holding gains arising during the
       period...........................................   $ 53       $ 20        $ 33
     Less: reclassification adjustment for gains
       realized in net income...........................    (14)        (5)         (9)
                                                           ----       ----        ----
     Net unrealized gains...............................     39         15          24
  Foreign currency translation adjustments..............    (10)        (4)         (6)
                                                           ----       ----        ----
       Other comprehensive income.......................   $ 29       $ 11        $ 18
                                                           ====       ====        ====

NOTE 18 -- ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other accrued expenses at December 31 follows (in millions):

                                                               1998     1997
                                                              ------   ------
Employee benefit plans......................................  $  211   $  234
Workers compensation........................................      63      105
Taxes other than income.....................................     182      209
Professional liability risks................................     200      200
Interest....................................................     229      194
Other.......................................................     397      295
                                                              ------   ------
                                                              $1,282   $1,237
                                                              ======   ======

     A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                                           PROVISION     ACCOUNTS
                                             BALANCES AT      FOR      WRITTEN OFF,   BALANCES
                                              BEGINNING    DOUBTFUL       NET OF       AT END
                                               OF YEAR     ACCOUNTS     RECOVERIES    OF YEAR
                                             -----------   ---------   ------------   --------
Allowances for doubtful accounts:
  Year-ended December 31, 1996.............    $ 1,165      $ 1,196      $  (981)     $ 1,380
  Year-ended December 31, 1997.............      1,380        1,420       (1,139)       1,661
  Year-ended December 31, 1998.............      1,661        1,442       (1,458)       1,645

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                       1998
                                                                      ---------------------------------------
                                                                      FIRST      SECOND     THIRD      FOURTH
                                                                      ------     ------     ------     ------
     Revenues....................................................     $4,901     $4,781     $4,579     $4,420
     Net income (loss):
       Income (loss) from continuing operations..................     $  219     $  173     $  163(b)  $  (23)(c)
       Loss from discontinued operations.........................        (22)       (95)(a)    (17)       (19)
                                                                      ------     ------     ------     ------
             Net income (loss)...................................     $  197     $   78     $  146     $  (42)
                                                                      ======     ======     ======     ======
     Basic earnings (loss) per share:
       Income (loss) from continuing operations..................     $  .34     $  .27     $  .25     $ (.04)
       Loss from discontinued operations.........................       (.03)      (.15)      (.03)      (.02)
                                                                      ------     ------     ------     ------
             Net income (loss)...................................     $  .31     $  .12     $  .22     $ (.06)
                                                                      ======     ======     ======     ======
     Diluted (loss) earnings per share:
       Income (loss) from continuing operations..................     $  .34     $  .27     $  .25     $ (.04)
       Loss from discontinued operations.........................       (.03)      (.15)      (.03)      (.02)
                                                                      ------     ------     ------     ------
             Net Income (loss)...................................     $  .31     $  .12     $  .22     $ (.06)
                                                                      ======     ======     ======     ======
     Cash dividends..............................................     $  .02     $  .02     $  .02     $  .02
     Market prices:
       High......................................................     $32.50     $34.63     $32.44     $27.25
       Low.......................................................      24.13      27.75      19.88      17.00

                                                                                        1997
                                                                      ----------------------------------------
                                                                      FIRST      SECOND     THIRD      FOURTH
                                                                      ------     ------     ------     -------
     Revenues....................................................     $4,988     $4,845     $4,612     $ 4,374
     Net income (loss):
       Income (loss) from continuing operations(d)...............     $  455     $  385     $   91     $  (749)
       Income (loss) from discontinued operations(e).............         24         27          6        (488)
       Cumulative effect of accounting changes...................        (56)        --         --          --
                                                                      ------     ------     ------     -------
       Net income (loss).........................................     $  423     $  412     $   97     $(1,237)
                                                                      ======     ======     ======     =======
     Basic earnings (loss) per share:
       Income (loss) from continuing operations..................     $  .67     $  .58     $  .15     $ (1.16)
       Income (loss) from discontinued operations................        .04        .04        .01        (.76)
       Cumulative effect of accounting changes...................       (.08)        --         --          --
                                                                      ------     ------     ------     -------
             Net income (loss)...................................     $  .63     $  .62     $  .16     $ (1.92)
                                                                      ======     ======     ======     =======
     Diluted earnings (loss) per share:
       Income (loss) from continuing operations..................     $  .66     $  .58     $  .15     $ (1.16)
       Income (loss) from discontinued operations................        .04        .04        .01        (.76)
       Cumulative effect of accounting changes...................       (.08)        --         --          --
                                                                      ------     ------     ------     -------
             Net income (loss)...................................     $  .62     $  .62     $  .16     $ (1.92)
                                                                      ======     ======     ======     =======
     Cash dividends..............................................     $  .02     $  .02     $  .01     $   .02
     Redemption of preferred stock purchase rights...............         --         --        .01          --
     Market prices(f):
       High......................................................     $44.88     $40.00     $40.44     $ 32.13
       Low.......................................................      31.25      30.38      26.63       25.75

---------------

(a) Second quarter loss from discontinued operations includes a $73 million ($.11 per basic and diluted share) adjustment to the tax benefit on the loss incurred upon completion of the disposal of discontinued operations (see
    NOTE 5 of the Notes to Consolidated Financial Statements).
(b) Third quarter results include $242 million ($.38 per basic and diluted share) of gains on sales of facilities, $197 million ($.31 per basic and diluted share) of charges related to the impairment of long-lived assets and $13 million ($.02 per basic and diluted share) of costs related to restructuring and the investigation (see NOTE 3 and NOTE 4 of the Notes to Consolidated Financial Statements).
(c) Fourth quarter results include $123 million ($.19 per basic and diluted share) of gains on sales of facilities, $152 million ($.23 per basic and diluted share) of charges related to the impairment of long-lived assets and $21 million ($.04 per basic and diluted share) of costs related to restructuring and the investigation (see NOTE 3 and NOTE 4 of the Notes to Consolidated Financial Statements).
(d) Fourth quarter results include $290 million ($.45 per basic and diluted share) of charges related to the impairment of long-lived assets and $55 million ($.08 per basic and diluted share) of costs related to restructuring and the investigation (see NOTE 3 of the Notes to Consolidated Financial Statements).
(e) Fourth quarter results include $443 million ($.69 per basic and diluted share) of charges related to the estimated loss on disposal of discontinued businesses (see NOTE 5 of the Notes to Consolidated Financial Statements).
(f) Represents high and low sales prices of the Company's common stock which is traded on the New York Stock Exchange (ticker symbol COL).