Form 10-Q
period 1999-03-31
COLUMBIA HCA HEALTHCARE CORP/
filed 1999-05-14
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT APRIL 30, 1999
                ---------------------                              -----------------------------
         Voting common stock, $.01 par value                            547,075,056 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION

                                   FORM 10-Q
                                 MARCH 31, 1999

                                                                 PAGE OF
                                                                FORM 10-Q
                                                                ---------
  PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Income -- for the
       quarters ended March 31, 1999 and 1998.................      1
    Condensed Consolidated Balance Sheets -- March 31, 1999
       and December 31, 1998..................................      2
    Condensed Consolidated Statements of Cash Flows -- for the
       quarters ended March 31, 1999 and 1998.................      3
    Notes to Condensed Consolidated Financial Statements......      4
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................     11
  PART II: OTHER INFORMATION
  Items 1 and 6...............................................     24

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998
                                                              --------   --------
Revenues....................................................  $  4,655   $  4,901
Salaries and benefits.......................................     1,860      2,013
Supplies....................................................       722        746
Other operating expenses....................................       892        940
Provision for doubtful accounts.............................       338        343
Depreciation and amortization...............................       296        309
Interest expense............................................       111        153
Equity in earnings of affiliates............................       (35)       (42)
Gains on sales of facilities................................      (249)        --
Impairment of long-lived assets.............................       106         --
Restructuring of operations and investigation related
  costs.....................................................        30         38
                                                              --------   --------
                                                                 4,071      4,500
                                                              --------   --------
Income from continuing operations before minority interests
  and income taxes..........................................       584        401
Minority interests in earnings of consolidated entities.....        14         20
                                                              --------   --------
Income from continuing operations before income taxes.......       570        381
Provision for income taxes..................................       248        162
                                                              --------   --------
Income from continuing operations...........................       322        219
Loss from operations of discontinued businesses, net of tax
  benefit of ($16)..........................................        --        (22)
                                                              --------   --------
          Net income........................................  $    322   $    197
                                                              ========   ========
Basic earnings per share:
  Income from continuing operations.........................  $    .50   $    .34
  Loss from operations of discontinued businesses...........        --       (.03)
                                                              --------   --------
          Net income........................................  $    .50   $    .31
                                                              ========   ========
Diluted earnings per share:
  Income from continuing operations.........................  $    .50   $    .34
  Loss from operations of discontinued businesses...........        --       (.03)
                                                              --------   --------
          Net income........................................  $    .50   $    .31
                                                              ========   ========
Shares used in earnings per share calculations (in
  thousands):
  Basic.....................................................   639,403    642,050
  Diluted...................................................   645,011    644,933
Cash dividends per share....................................  $    .02   $    .02

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   586      $   297
  Accounts receivable, less allowances for doubtful accounts
     of $1,639 in 1999 and $1,645 in 1998...................     2,250        2,096
  Inventories...............................................       419          434
  Income taxes receivable...................................        --          149
  Other.....................................................       979          887
                                                               -------      -------
                                                                 4,234        3,863
Property and equipment, at cost.............................    15,410       15,644
Accumulated depreciation....................................    (6,261)      (6,195)
                                                               -------      -------
                                                                 9,149        9,449
Investments of insurance subsidiary.........................     1,533        1,614
Investments in and advances to affiliates...................       865        1,275
Intangible assets, net......................................     2,815        2,910
Other.......................................................       201          318
                                                               -------      -------
                                                               $18,797      $19,429
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   748      $   784
  Accrued salaries..........................................       429          425
  Other accrued expenses....................................     1,252        1,282
  Long-term debt due within one year........................       763        1,068
                                                               -------      -------
                                                                 3,192        3,559
Long-term debt..............................................     5,566        5,685
Professional liability risks, deferred taxes and other
  liabilities...............................................     1,788        1,839
Minority interests in equity of consolidated entities.......       772          765
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     602,577,100 voting shares and 21,000,000 nonvoting
     shares -- March 31, 1999 and 621,578,300 voting shares
     and 21,000,000 nonvoting shares -- December 31, 1998...         6            6
  Capital in excess of par value............................     3,103        3,498
  Other.....................................................        11           11
  Accumulated other comprehensive income....................        64           80
  Retained earnings.........................................     4,295        3,986
                                                               -------      -------
                                                                 7,479        7,581
                                                               -------      -------
                                                               $18,797      $19,429
                                                               =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1999     1998
                                                              -------   -----
Cash flows from continuing operating activities:
  Net income................................................  $   322   $ 197
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
       Provision for doubtful accounts......................      338     343
       Depreciation and amortization........................      296     309
       Income taxes.........................................      331     501
       Gains on sales of facilities.........................     (249)     --
       Impairment of long-lived assets......................      106      --
       Loss from discontinued operations....................       --      22
       Changes in operating assets and liabilities..........     (844)   (678)
       Other................................................       12      (6)
                                                              -------   -----
          Net cash provided by continuing operating
           activities.......................................      312     688
                                                              -------   -----
Cash flows from investing activities:
  Purchase of property and equipment........................     (301)   (316)
  Acquisition of hospitals and health care entities.........       --     (66)
  Disposition of property and equipment.....................      506      43
  Change in investments.....................................      541     (39)
  Change in net assets of discontinued operations, net......       --      30
  Other.....................................................       64      71
                                                              -------   -----
          Net cash provided by (used in) investing
           activities.......................................      810    (277)
                                                              -------   -----
Cash flows from financing activities:
  Issuance of long-term debt................................    1,004      --
  Net change in bank borrowings.............................   (1,241)   (345)
  Repayment of long-term debt...............................     (187)    (72)
  Payment of cash dividends.................................      (13)    (13)
  Issuances (repurchases) of common stock, net..............     (408)     35
  Other.....................................................       12       2
                                                              -------   -----
          Net cash used in financing activities.............     (833)   (393)
                                                              -------   -----
Change in cash and cash equivalents.........................      289      18
Cash and cash equivalents at beginning of period............      297     110
                                                              -------   -----
Cash and cash equivalents at end of period..................  $   586   $ 128
                                                              =======   =====
Interest payments...........................................  $    83   $ 117
Income tax refunds, net.....................................  $   (82)  $(334)

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 1999, these affiliates owned and operated 273 hospitals, 95 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA Healthcare Corporation are also partners in several 50/50 joint ventures that own and operate 24 hospitals and 5 freestanding surgery centers which are accounted for using the equity method. The affiliates' facilities are located in 31 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- INVESTIGATIONS

     The Company is currently the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorney's fees and costs. The government has intervened in three qui tam actions. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     Management believes it is too early to predict the outcome or effect of the ongoing investigations or qui tam and other actions. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS (CONTINUED)
a material adverse effect on the Company's financial position and results of operations. (See Note 10 -- Contingencies and Part II, Item 1: Legal Proceedings.)

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     The Company is currently in the process of restructuring its operations in an effort to create a smaller and more focused company. The restructuring includes the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of two companies that represented the Pacific and America operating groups and the divestitures of the Company's home health and certain other businesses, as described in Note 5 -- Discontinued Operations.

Divestiture of Certain Hospitals and Surgery Centers

     During the first quarter of 1999, the Company recognized a pretax gain of $249 million ($151 million after-tax) on the sale of two hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During the first quarter of 1999, management identified and initiated, or revised, plans to sell or close during 1999, 13 consolidated hospitals and 4 non-consolidated hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $210 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $106 million. For the quarters ended March 31, 1999 and 1998, respectively, the hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $136 million and $138 million and incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $10 million and $11 million. Proceeds from the expected divestitures will be used to repay bank borrowings.

Spin-Offs

     During the first quarter, the Company continued with its previously announced plan to create two tax-free spin-off companies that represented the Pacific (Triad) and America (Lifepoint) operating groups. In March 1999, the Company received a ruling from the Internal Revenue Service (the "IRS") that the proposed spin-offs would generally be tax-free to the Company and its shareholders. On May 11, 1999, the spin-offs were completed through a distribution of one share of LifePoint Hospitals, Inc. common stock and one share of Triad Hospitals, Inc. common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999.

     At March 31, 1999, the Pacific group (Triad) was comprised of 35 consolidating hospitals with $368 million and $414 million in revenues for the quarters ended March 31, 1999 and 1998, respectively. EBITDA (income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, management fees, minority interests and income taxes) for Triad was $41 million and $48 million for the quarters ended March 31, 1999 and 1998, respectively.

     The America group (Lifepoint) was comprised of 23 consolidating hospitals with $134 million and $130 million in revenues for the quarters ended March 31, 1999 and 1998, respectively. EBITDA for Lifepoint was $22 million and $20 million for the quarters ended March 31, 1999 and 1998, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 1999 and 1998, the Company recorded the following pretax charges related to the investigation and restructuring of operations as discussed in
Note 2 -- Investigations and Note 3 -- Restructuring of Operations (in millions):

                                                                QUARTER
                                                              -----------
                                                              1999   1998
                                                              ----   ----
Professional fees related to investigation..................  $19    $28
Severance costs.............................................    2      4
Other.......................................................    9      6
                                                              ---    ---
                                                              $30    $38
                                                              ===    ===

NOTE 5 -- DISCONTINUED OPERATIONS

     Discontinued operations included three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. The Company implemented plans to dispose of these businesses during 1997.

     During the second and third quarters of 1998, the Company completed the sales of the three Value Health units for proceeds totaling $662 million. The proceeds from the sales were used to repay bank borrowings. The Company recorded a $73 million loss upon completion of these sales during the second quarter of 1998, representing an adjustment to the tax benefit related to the estimated $443 million after-tax loss on disposal of discontinued operations recorded in the fourth quarter of 1997.

     During the third and fourth quarters of 1998, the Company completed five separate sales transactions that included substantially all of the Company's home health care operations and received approximately $90 million in proceeds. The proceeds from the sales were used to repay bank borrowings.

     Revenues of the discontinued businesses totaled $641 million for the quarter ended March 31, 1998.

NOTE 6 -- INCOME TAXES

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. -- The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $360 million in income taxes and interest through March 31, 1999.

     Tax Court decisions received in 1996 and 1997 related to HCA's 1981 through 1988 federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 1999.

     Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 6 -- INCOME TAXES (CONTINUED)
during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 1999 and 1998 (dollars in millions, except per share amounts):

                                                                    QUARTER
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Numerator (a):
  Income from continuing operations.........................  $    322   $    219
Denominator:
  Share reconciliation (in thousands):
     Shares used for basic earnings per share...............   639,403    642,050
     Effect of dilutive securities:
       Stock options........................................     1,326      2,178
       Warrants and other...................................     4,282        705
                                                              --------   --------
  Shares used for dilutive earnings per share...............   645,011    644,933
                                                              ========   ========
Earnings per share:
  Basic earnings per share from continuing operations.......  $    .50   $    .34
  Diluted earnings per share from continuing operations.....  $    .50   $    .34

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8 -- LONG-TERM DEBT

     During March 1999, the Company entered into a $1.0 billion Senior Interim Term Loan agreement. Borrowings under this agreement will be used to fund the $1.0 billion share repurchase program approved in February 1999 (see Note
9 -- Stock Repurchase Program). The Company's revolving credit facility and $1.0 billion term loan were amended during March 1999 to permit the spin-offs of the Company's America and Pacific operating groups.

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In February 1999, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $1 billion of its common stock through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During April 1999, through open market purchases, the Company repurchased 5.0 million shares of its common stock for approximately $110 million. Also during April 1999, the Company, through accelerated purchase agreements, repurchased 27.0 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased by entering into a series of forward purchase contracts. Approximately 44 million shares were purchased at an average cost of approximately $22.65 per share. The

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM (CONTINUED) majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts, which permit settlement on a net shares basis, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. During the first quarter of 1999, the Company settled forward purchase contracts representing 15.0 million shares at a cost of approximately $323 million. The company settled another 24.4 million shares at a cost of approximately $566 million in April 1999.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement (the "LOC Agreement") with the United States Department of Justice (the "DOJ"). As part of the LOC Agreement, the Company has provided the DOJ with Letters of Credit totaling $1 billion. The LOC Agreement also provides that the Company's repurchase program announced in February 1999 may be made, at the Company's discretion, through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. The Company and the DOJ acknowledge that the amount in the LOC Agreement is not based upon the amount or expected amount of any potential settlement. The LOC Agreement does not constitute an admission of liability by the Company.

NOTE 10 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations, for a description of the ongoing government investigations) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters ended March 31, 1999 and 1998 are as follows (in millions):

                                                                QUARTER
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Net income..................................................  $322    $197
Unrealized (losses) gains on securities.....................    (9)     24
Foreign currency translation adjustments....................    (7)     (2)
                                                              ----    ----
Comprehensive income........................................  $306    $219
                                                              ====    ====

     The components of accumulated other comprehensive income, net of related taxes, at March 31, 1999 and 1998 are as follows (in millions):

                                                                QUARTER
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Net unrealized gains on securities..........................  $68     $114
Foreign currency translation adjustments....................   (4)      --
                                                              ---     ----
Accumulated other comprehensive income......................  $64     $114
                                                              ===     ====

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Columbia/HCA operates in one line of business which is operating hospitals and related health care entities. During the quarters ended March 31, 1999 and 1998, approximately 31% and 33%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     In November 1997, Columbia/HCA restructured its operations into five divisions which are organized geographically. Included in these five divisions are the Eastern Group made up of 107 consolidated hospitals located in the Eastern United States and the Western Group made up of 98 consolidated hospitals located in the Western United States. These two divisions make up the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. The America Group (LifePoint) includes 23 consolidated hospitals which are located in non-urban areas where, in almost every case the hospital is the only hospital in the community. The Pacific Group (Triad) includes 35 consolidated hospitals, approximately three-quarters of which are located in small cities, generally in the Southern, Western and Southwestern United States where the hospital is usually the only hospital or one of two hospitals in the community, and the remainder of Pacific's facilities are located in larger urban areas typically characterized by a high rate of population growth. On May 11, 1999, Columbia/HCA completed the spin-offs of LifePoint Hospitals, Inc. and Triad Hospitals, Inc. as two independent, publicly-traded companies. See Note 3 -- Restructuring of Operations. The Atlantic Group includes 8 hospitals which are located outside of the Company's core markets and are currently held for sale.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
     The geographic distributions of the Company's revenues and EBITDA for the quarters ended March 31, 1999 and 1998 are summarized in the following table (EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, management fees, restructuring of operations and investigation related costs, minority interests and income taxes) (dollars in millions):

                                                                  QUARTER
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Revenues:
  Eastern Group.............................................  $2,098    $2,019
  Western Group.............................................   1,865     1,723
  Pacific Group.............................................     368       414
  America Group.............................................     134       130
  Atlantic Group............................................     109       497
  Corporate and other.......................................      81       118
                                                              ------    ------
                                                              $4,655    $4,901
                                                              ======    ======
EBITDA
  Eastern Group.............................................  $  512    $  476
  Western Group.............................................     322       312
  Pacific Group.............................................      41        48
  America Group.............................................      22        20
  Atlantic Group............................................      (5)       40
  Corporate and other.......................................     (14)        5
                                                              ------    ------
                                                              $  878    $  901
                                                              ======    ======

NOTE 13 -- DERIVATIVES

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform,
(vii) the ability to attract and retain qualified management and personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock,
(x) ability to complete the share repurchase program, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) the complexity of integrated computer systems and the success and expense of the remediation efforts of the Company and relevant third parties in achieving Year 2000 readiness, (xv) the ability to enter into managed care provider arrangements on acceptable terms, (xvi) the availability and terms of capital to fund the expansion of the Company's business, (xvii) changes in business strategy or development plans, (xviii) slowness of reimbursement, and (xix) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTIGATIONS

     The Company is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. The Company is the subject of a formal order of investigation by the Securities and Exchange Commission ("SEC"). The Company understands that the SEC investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     The Company cannot predict the outcome or quantify effects that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See Note 10-Contingencies of the Notes to Condensed Consolidated Financial Statements.

BUSINESS STRATEGY

     Columbia/HCA's primary objective is to provide the communities it serves with a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
hospitals usually provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company, including outpatient surgery centers, diagnostic centers, rehabilitation facilities and other facilities. In addition, Columbia/HCA operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 46 states.

     In November 1997, Columbia/HCA reorganized its operations into five divisions. In May 1999, Columbia/HCA established two of those divisions, America Group ("LifePoint") and Pacific Group ("Triad"), as independent, publicly-traded companies through tax-free spin-offs of these companies to Columbia/HCA stockholders. LifePoint's hospitals are located in non-urban areas where, in almost every case, LifePoint's hospital is the only hospital in the community. Approximately three-quarters of Triad's hospitals are located in small cities, generally in the Southern, Western and Southwestern United States, where Triad's hospital is usually either the only hospital or one of two hospitals in the community, and the remainder of Triad's hospitals are located in larger urban areas.

     Management believes that separating LifePoint and Triad into two smaller, strategically focused public companies will have positive effects on the performance and profitability of the facilities in these groups by enabling more focused management attention, more effective operating strategies based on local market conditions, and compensation incentives for employees that are more closely tied to group performance.

     During the third quarter of 1997, management implemented plans to divest the Company's home health businesses and three of the four Value Health business units (Value Health was a provider of specialty managed care benefit programs). The divestitures of the three Value Health business units and the home health operations were completed during 1998. The results of operations of these divested businesses are reflected in the 1998 Condensed Consolidated Statement of Income as discontinued operations.

     The divestiture of the home health operations and the Value Health business units and the spin-offs of LifePoint and Triad, will allow Columbia/HCA management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

     The Company's strategy is to be a comprehensive provider of quality health care services in select communities. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company believes it achieves greater visibility and is better able to attract and serve patients and physicians. The Company believes it is also able to reduce operating costs by sharing certain services among several facilities in the same area and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     During the first quarter of 1999, the Company continued to face challenges affecting revenues and volume growth rates. Three primary factors have contributed these challenges: the impact of reductions in Medicare payments mandated by the Balanced Budget Act of 1997 ("BBA-97"), the continuing trend toward the conversion of more services to an outpatient basis and the impact of the restructuring of operations and government investigations.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under BBA-97, the Company's reimbursement from the Medicare and Medicaid programs was reduced and will be further reduced as certain reductions will be phased in over the next two years. During the first quarter of 1999, Congress did not adopt the Administration's proposed Medicare cuts for fiscal year 2000 and their proposal to extend BBA-97 two additional years beyond 2002. BBA-97 has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being significantly reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 90% of total admissions for the quarters ended March 31, 1999 and 1998. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

     The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Generally, the payments received for an outpatient procedure are less than those received for a similar procedure performed in an inpatient setting. Outpatient revenues grew to 38% of net patient revenues in 1999 from 36% in 1998.

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

     Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges to the Company. The challenges presented by these trends are enhanced in that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continues, results of operations and cash flows will deteriorate.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Operating Results Summary

     The following is a summary of results from continuing operations for the quarters ended March 31, 1999 and 1998 (dollars in millions, except per share amounts):

                                                                   1999             1998
                                                              --------------   --------------
                                                              AMOUNT   RATIO   AMOUNT   RATIO
                                                              ------   -----   ------   -----
Revenues....................................................  $4,655   100.0   $4,901   100.0
Salaries and benefits.......................................   1,860    40.0    2,013    41.1
Supplies....................................................     722    15.5      746    15.2
Other operating expenses....................................     892    19.0      940    19.2
Provision for doubtful accounts.............................     338     7.3      343     7.0
Depreciation and amortization...............................     296     6.4      309     6.3
Interest expense............................................     111     2.4      153     3.1
Equity in earnings of affiliates............................     (35)   (0.7)     (42)   (0.9)
Gains on sales of facilities................................    (249)   (5.3)      --      --
Impairment of long-lived assets.............................     106     2.3       --      --
Restructuring of operations and investigation related
  costs.....................................................      30     0.6       38     0.8
                                                              ------   -----   ------   -----
                                                               4,071    87.5    4,500    91.8
                                                              ------   -----   ------   -----
Income from continuing operations before minority interests
  and income taxes..........................................     584    12.5      401     8.2
Minority interests in earnings of consolidated entities.....      14     0.3       20     0.4
                                                              ------   -----   ------   -----
Income from continuing operations before income taxes.......     570    12.2      381     7.8
Provision for income taxes..................................     248     5.3      162     3.4
                                                              ------   -----   ------   -----
Income from continuing operations...........................  $  322     6.9   $  219     4.4
                                                              ======   =====   ======   =====
Basic earnings per share from continuing operations.........  $  .50           $  .34
Diluted earnings per share from continuing operations.......  $  .50           $  .34
% changes from prior year:
  Revenues..................................................    (5.0)%           (1.7)%
  Income from continuing operations before income taxes.....    49.5            (49.8)
  Income from continuing operations.........................    46.7            (51.8)
  Basic earnings per share from continuing operations.......    47.1            (49.3)
  Diluted earnings per share from continuing operations.....    47.1            (48.5)
  Admissions (a)............................................    (6.0)             2.1
  Equivalent admissions (b).................................    (7.1)             3.3
  Revenues per equivalent admission.........................     2.2             (4.8)
Same facility % changes from prior year(c):
  Revenues..................................................     2.7             (2.6)
  Admissions (a)............................................     3.5              0.7
  Equivalent admissions (b).................................     3.6              2.0
  Revenues per equivalent admission.........................    (0.8)            (4.6)

---------------

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended March 31, 1999 and 1998

     Income from continuing operations before income taxes increased 49.5% to $570 million in 1999 from $381 million in 1998 and pretax margins increased to 12.2% in 1999 from 7.8% in 1998. The increase in pretax income was primarily attributable to $249 million in gains on sales of facilities (an excess of $143 million in net gains over the $106 million in impairment charges recorded in the first quarter of 1999) and an increase in the operating margin.

     Revenues decreased 5.0% to $4.7 billion in 1999 compared to $4.9 billion in 1998. Inpatient admissions decreased 6.0% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 7.1%. Revenues, admissions and equivalent admissions declined primarily as a result of the sales of facilities. At March 31, 1999 there were 37 fewer hospitals and 47 fewer surgery centers than there were at March 31, 1998. On a same facility basis, revenues increased 2.7%, admissions increased 3.5% and equivalent admissions increased 3.6% from a year ago. Revenue per equivalent admissions increased 2.2% from 1998 to 1999 and on a same facility basis remained relatively unchanged from the same period last year. As previously discussed, the increase in outpatient volume activity is primarily a result of the continuing trend of certain services, previously provided in an inpatient setting, being converted to an outpatient setting.

     The decline in revenues was due to several factors including decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $30 million), continued increases in discounts from the growing number of managed care payers (managed care as a percent of total admissions increased to 39% in 1999 compared to 36% during 1998) and a net decrease in the number of consolidated hospitals and surgery centers due to the sales of several facilities during 1998.

     Salaries and benefits, as a percentage of revenues, decreased to 40.0% in 1999 from 41.1% in 1998. The increase in revenues per equivalent admission was a primary factor for the decrease. In addition, the Company was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased slightly compared to last year).

     Supply costs increased as a percentage of revenues to 15.5% in 1999 from 15.2% in 1998 due to an increase in the cost of supplies per equivalent admission.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) remained relatively unchanged as a percentage of revenues.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.3% in 1999 from 7.0% in 1998 due to internal factors such as continued computer information system conversions (including patient accounting systems) at certain facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and increases in claim audits and remittance denials from certain payers. Management is unable to quantify the effects of each of these factors, but the shift in payer mix is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years.

     Equity in earnings of affiliates decreased as a percentage of revenues to 0.7% in 1999 from 0.9% in 1998.

     Depreciation and amortization increased as a percentage of revenues to 6.4% in 1999 from 6.3% in 1998, primarily due to the increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditures in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended March 31, 1999 and 1998 (continued)
     Interest expense decreased to $111 million in 1999 compared to $153 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to last year. This was due to the restructuring of operations discussed earlier which has resulted in the receipt of a significant amount of cash proceeds in 1998 which were used to pay down borrowings.

     During 1999 and 1998, respectively, the Company incurred $30 million and $38 million of costs in connection with the restructuring of operations and investigation related costs. These costs included $19 and $28 million in professional fees related to the investigations, $2 million and $4 million of severance costs and $9 million and $6 million in various other costs in 1999 and 1998, respectively.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     As previously discussed, the Company is currently in the process of restructuring its operations. See Note 3-Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the completion of the restructuring, the Company's remaining core assets had combined net income from continuing operations which increased 6.9% to $231 million in 1999 from $216 million in 1998. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core assets increased 18.3% to $281 million in 1999 from $238 million in 1998.

  Liquidity

     Cash provided by continuing operating activities totaled $312 million during the first quarter of 1999 compared to $688 million in 1998. The decrease was primarily due to $334 million of net income tax refunds received during 1998, related to excess estimated payment amounts made during 1997, compared to $82 million of net income tax refunds received in the first quarter of 1999.

     Cash provided by investing activities increased to $810 million in 1999, compared to cash used in investing activities of $277 million during the first quarter of 1998. The increase was due to proceeds from the disposition of hospitals and other health care facilities of $506 million in the first quarter of 1999 compared with $43 million in 1998. During 1999 cash flows from the changes in investments were $541 million (including repayment by a nonconsolidated joint venture of Company advances approximating $330 million) compared with cash used of $39 million in 1998.

     Cash flows used in financing activities totaled $833 million in the first quarter of 1999 compared to $393 million in 1998. The excess of cash flows from operations over cash used in investing activities was primarily used to pay down debt (approximately $424 million and $417 million in 1999 and 1998, respectively) and repurchase the Company's common stock (approximately $408 million during the first quarter of 1999).

     Working capital totaled $1.0 billion as of March 31, 1999 compared to $304 million at December 31, 1998. At December 31, 1998, included in current liabilities was $741 million outstanding under the Company's former 364-day revolving credit facility which was repaid during the first quarter of 1999. Management believes that cash flows from operations, amounts available under the Company's bank revolving credit facilities and proceeds from expected asset sales will be sufficient to meet expected liquidity needs during the remainder of 1999.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at March 31, 1999 and $1.8 billion at December 31, 1998.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
prices based on certain formulas. The combined put price under all such agreements was approximately $900 million at March 31, 1999. The Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised between December 31, 1998 and March 31, 1999).

     During the first quarter of 1998, the Internal Revenue Service (the "IRS") issued guidance regarding certain tax consequences of joint ventures between for-profits and not-for-profit hospitals. The Company has not determined the impact of the tax ruling on its existing joint ventures and is continuing to consult with its joint venture partners and tax advisers to develop appropriate courses of action. The tax ruling could require the restructuring of certain joint ventures with not-for-profits or influence the exercise of the put agreements by certain joint venture partners.

     In February 1999, the Company announced that its Board of Directors authorized the repurchase of up to an additional $1 billion of its common stock through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During April 1999, through open market purchases, the Company repurchased 5.0 million shares of its common stock for approximately $110 million. Also during April 1999, the Company, through accelerated purchase agreements, repurchased 27.0 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased by entering into a series of forward purchase contracts. Approximately 44 million shares were purchased at an average cost of approximately $22.65 per share. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. During the first quarter of 1999, the Company settled forward purchase contracts representing
15.0 million shares at a cost of approximately $323 million. The Company settled another 24.4 million shares at a cost of approximately $565 million in April 1999.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement (the "LOC Agreement") with the United States Department of Justice (the "DOJ"). As part of the LOC Agreement, the Company has provided the DOJ with Letters of Credit totaling $1 billion. The LOC Agreement also provides that the Company's repurchase program announced in February 1999 may be made, at the Company's discretion, through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. The Company and the DOJ acknowledge that the amount in the LOC Agreement is not based upon the amount or expected amount of any potential settlement. The LOC Agreement does not constitute an admission of liability by the Company.

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint Hospitals, Inc. and one share of Triad Hospitals, Inc. common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. The Company received approximately $900 million in cash upon the completion of the spin-offs and used the proceeds to pay down debt.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Capital Resources

     Excluding acquisitions, capital expenditures were $301 million during the first quarter of 1999 compared to $316 million for the same period in 1998. Planned capital expenditures in 1999 are expected to approximate $1.2 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $66 million during the first quarter of 1998 compared with none during the first quarter of 1999.

     The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's revolving credit facility (approximately $710 million as of April 30, 1999) and equity. At March 31, 1999, there were projects under construction which had an estimated additional cost to complete and equip over the next two years of approximately $1.0 billion.

     The Company's revolving credit facility, the $1.0 billion term loan and the $1.0 billion senior interim term loan contain customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. The Company is currently in compliance with all such covenants.

     In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+ and its commercial paper rating to B.

     The Company entered into a $1.0 billion senior interim term loan agreement during March 1999. Borrowings under this agreement will be used to fund the $1.0 billion share repurchase program approved in February 1999. The Company's revolving credit facility and $1.0 billion term loan agreement were amended during March 1999 to permit the spin-offs of the Company's America and Pacific operating groups (Lifepoint and Triad) and place a $1.25 billion letter of credit sublimit in the revolving credit facility.

     The Company's restructuring of operations has resulted in the receipt of a significant amount of cash proceeds from sales of facilities during both 1998 and 1999. The Company continues to manage its capital structure during this process through the application of such proceeds, as it considers appropriate, to the repayment of debt and the repurchase of its common stock.

IMPACT OF YEAR 2000 COMPUTER ISSUES

     The Company has dedicated substantial resources to address the impact of the Year 2000 problem. The Company has engaged all relevant aspects of the organization in a coordinated effort to address the Year 2000 problem and to minimize the chance of an interruption to the Company's operations or impact to patient safety and health. The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures that could result in a disruption of business operations or equipment and medical device malfunctions that could affect patient diagnosis and treatment.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED)
     With respect to the information technology ("IT") systems portion of the Company's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, the Company has identified various software applications that are being addressed on separate time lines. The Company has begun remediating these software applications and is testing the software applications where remediation has been completed. The Company has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. The Company has completed and placed into production 95% of software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 30, 1999. Remediation, testing and implementation of various software applications for certain of the Company's related subsidiaries will be completed in the fourth quarter of 1999. These exceptions to the June 1999 IT systems goals should not have a material effect on the Company's readiness. The IT systems portion of the Company's Year 2000 project is currently on schedule in all material respects.

     With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by September 30, 1999 (revised from an expected completion date of June 30, 1999). With respect to such revised date, the IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

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

     With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by September 30, 1999. The non-IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

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

     The Company has initiated communications with its major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company has not received

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED) assurances that these interfaces will be timely converted. Testing with payers and intermediaries will not be completed by June 30, 1999 because the payers and intermediaries are not ready to test with the Company's systems. Failure of these third party systems could have a material adverse affect on the Company's cash flow and results of operations.

     The Company also has initiated communications with its mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. The Company has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but the Company is continuing its efforts to obtain such assurances. Failure of these third parties could have a material impact on operations and/or the ability to provide health care services.

     With the assistance of external resources, the Company has undertaken the development of contingency plans in the event that its Year 2000 efforts, or the efforts of third parties upon which the Company relies, are not accurately or timely completed. The Company has developed a contingency planning methodology and will implement contingency plans throughout 1999.

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. Currently, the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and possible payment delays from the Company's payers.

     The Year 2000 project is currently estimated to have a minimum total cost of $86 million, of which the Company has incurred $7 million in the first quarter of 1999. Cumulatively, the Company has incurred $57 million of costs related to the Year 2000 project. The estimated minimum total cost has been increased related to estimates for repair or replacement of non-IT systems and costs related to an affiliated subsidiary. The estimate does not include payroll costs for certain internal employees because these costs are not separately tracked by the Company or asset replacement costs which cannot currently be estimated. The Company recognizes that the total cost is likely to increase as it completes its assessment of non-IT systems and as it continues its remediation and testing of IT systems and such increase could be material. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems. The majority of the costs related to the Year 2000 project (except the cost of new equipment) will be expensed as incurred and are expected to be funded through operating cash flows.

     The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED) availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $360 million as of March 31, 1999. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 6 -- Income Taxes of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               1999       1998
                                                              -------   ---------
CONSOLIDATED
Number of hospitals in operation at:
  March 31..................................................      273         310
  June 30...................................................                  309
  September 30..............................................                  294
  December 31...............................................                  281
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       95         142
  June 30...................................................                  139
  September 30..............................................                  103
  December 31...............................................                  102
Licensed hospital beds at (a):
  March 31..................................................   51,797      60,739
  June 30...................................................               60,418
  September 30..............................................               57,521
  December 31...............................................               53,693
Weighted average licensed beds (b):
  Quarter:
     First..................................................   52,451      60,765
     Second.................................................               60,712
     Third..................................................               59,396
     Fourth.................................................               55,594
  Year......................................................               59,104
Average daily census (c):
  Quarter:
     First..................................................   26,546      28,816
     Second.................................................               25,780
     Third..................................................               24,414
     Fourth.................................................               23,932
  Year......................................................               25,719
Admissions (d):
  Quarter:
     First..................................................  477,400     508,200
     Second.................................................              475,400
     Third..................................................              459,700
     Fourth.................................................              448,500
  Year......................................................            1,891,800
Equivalent Admissions (e):
  Quarter:
     First..................................................  703,300     756,600
     Second.................................................              733,500
     Third..................................................              705,100
     Fourth.................................................              680,400
  Year......................................................            2,875,600
Average length of stay (days) (f):
  Quarter:
     First..................................................      5.0         5.1
     Second.................................................                  4.9
     Third..................................................                  4.9
     Fourth.................................................                  4.9
  Year......................................................                  5.0

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               1999       1998
                                                              -------   ---------
NON-CONSOLIDATED (G)
Number of hospitals in operation at:
  March 31..................................................       24          26
  June 30...................................................                   26
  September 30..............................................                   24
  December 31...............................................                   24
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        5           5
  June 30...................................................                    5
  September 30..............................................                    5
  December 31...............................................                    5
Licensed hospital beds at:
  March 31..................................................    6,015       6,357
  June 30...................................................                6,317
  September 30..............................................                6,029
  December 31...............................................                6,015

---------------

(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c) Represents the average number of patients in the Company's hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals.
(g) The non-consolidated facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

     Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted in July 1998 by a superseding indictment. The trial on this matter commenced on May 3, 1999.

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

     While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2 -- Investigations and Note
10 -- Contingencies of the Notes to Condensed Consolidated Financial
Statements.)

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. With the exception of three cases discussed below, the government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. sec.3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

     The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was filed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations in order to be eligible for Medicare payments, thereby rendering false defendants' claims for Medicare reimbursement. The Complaint also alleges that defendants engaged in fraudulent accounting practices. Defendants have moved to dismiss the Complaint, and that motion is pending.

     The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator's motion for partial summary judgment stricken and ordered the relator to file an amended motion for partial summary judgment, which relator has not yet done.

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

     In June of 1998, the case United States of America ex rel, Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. This complaint was unsealed by the Court on April 9, 1999. The Government has intervened in this lawsuit but has not yet served the complaint on the Company. This qui tam case alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative were excessive and not reasonable and that the claims for reimbursement for these management fees violated the anti-kickback statutes.

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

     The matter of Mary Ann Wisz, Individually, and ex rel. United States of America v. C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc., et al., Case No. 97-C-2646, was filed on April 16, 1997, in the United States District Court for the Northern District of Illinois, Eastern Division. An amended complaint was filed on February 17, 1998, and on May 15, 1998, relator was permitted leave to file its Second Amended Complaint. In addition to adding Midwestern University as a party defendant, the Second Amended Complaint contained allegations that Olympia Fields Osteopathic Hospital and Medical Center and/or the Chicago Osteopathic Hospital changed dates on out-patient surgical procedures. That portion of the Second Amended Complaint has been answered and discovery is ongoing. The Second Amended Complaint also alleges that one or both hospitals directed surgical nurses to misdesignate the severity of surgeries. That portion of the Second Amended Complaint was subject to a partial motion to dismiss, which motion was granted.

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

     On October 10, 1997, the Court entered an order consolidating the above-mentioned derivative law claims into a single-captioned case, McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the Court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and expenses. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants' employment benefits;
(ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with Federal and state laws and ensure reports to the Board of material violations.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., Civil Action No. 15829NC, filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaint. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants;
(iii) requiring the Company to provide for "independent public directors;" and
(iv) requiring the Company to put in place proper mechanisms of corporate governance. The Court has entered an Order temporarily staying the lawsuit. That order recently expired and the defendants have filed a motion to extend the duration of the stay. The Court has granted the Company's motion to temporarily stay the lawsuit.

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

     The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation, et al. is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. On September 18, 1998, the Company's motion to dismiss was granted and plaintiff's complaint was dismissed without prejudice. On November 6, 1998, the plaintiff filed an amended complaint alleging violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of contract and civil conspiracy. On April 16, 1999, the court granted the Company's motion to dismiss the amended complaint. Such dismissal was with prejudice as to the civil conspiracy count and without prejudice as to the remaining counts, and plaintiff was allowed until May 14, 1999 to replead those counts that had been dismissed without prejudice.

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

     The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The Court denied Jackson's motion on December 19, 1997, and Jackson subsequently filed a Complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys' fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint which are pending. Jackson moved to transfer the case to the judge handling the Brown case which is also pending, but the motion to transfer was denied on April 8, 1999. Discovery has commenced.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. sec. 1407. Three other cases that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order has been entered that provides for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. The parties are currently engaged in discovery. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which has not been ruled on by the Court.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and 10 -- Contingencies of the Notes to Condensed Consolidated Financial Statements.

     The Company believes the ongoing investigations, qui tam, shareholder cases, class action cases and related media coverage have had a negative effect on the Company's financial position and results of operations. However, the Company is unable to measure the effect or predict the magnitude that these matters and the related media coverage could have on the Company's future results of operations and financial position.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owing to the participants in the Stock Bonus Plan by failing to sell the Plan's holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the Plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the Plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys fees and costs. Discovery in this case is almost completed. A trial date of June 1999 has been set.

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

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs, as well as injunctive relief. On October 15, 1998, the Company filed a counterclaim and third party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications

Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants have filed a motion to dismiss the counterclaim, which motion to dismiss has been partially granted.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits:

        Exhibit 10(a) -- $1,000,000 Credit Agreement dated as of March 30, 1999 among the Company, The Several Banks and Other Financial Institutions, Chase Securities Inc., as Lead Arranger and Sole Book Manager, NationsBank, N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, and Toronto-Dominion (Texas), Inc., as Co-Syndication Agents, Deutsche Bank AG New York Branch and/or Cayman Islands Branch and Fleet National Bank, as Co-Agents, SunTrust Bank, Nashville, N.A. and Wachovia Bank, N.A., as Lead Managers and The Chase Manhattan Bank, as Administrative Agent.*

        Exhibit 10(b) -- First Amendment to the July 1998 $1 Billion Agreement
                         dated as of March 30, 1999.*

        Exhibit 10(c) -- Fifth Amendment to the Five-Year Agreement dated as of
                         March 30, 1999.*

        Exhibit 12    -- Statement re Computation of Ratio of Earnings to
                         Fixed Charges.

        Exhibit 27    -- Financial Data Schedule.*

          *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

          On February 24, 1999, the Company filed a report on Form 8-K which included its operating results for the year and fourth quarter ended December 31, 1998 and announced a new $1.0 billion share repurchase program. The Company also announced that it entered into a Letter of Credit Agreement with the United States in connection with the Company's share repurchase agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBIA/HCA HEALTHCARE
                                          CORPORATION

                                                 /s/ R. MILTON JOHNSON
                                          --------------------------------------
                                                    R. Milton Johnson
                                              Vice President and Controller

Date: May 14, 1999