Form 10-Q
period 1999-06-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1999-08-10
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT JULY 31, 1999
                ---------------------                              ----------------------------
         Voting common stock, $.01 par value                            543,237,962 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION

                                   FORM 10-Q
                                 JUNE 30, 1999

                                                               PAGE OF
                                                              FORM 10-Q
                                                              ---------
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements:
         Condensed Consolidated Statements of Income -- for
         the quarters and six months   ended June 30, 1999
         and 1998...........................................      3
         Condensed Consolidated Balance Sheets -- June 30,
         1999 and December 31, 1998.........................      4
         Condensed Consolidated Statements of Cash
         Flows -- for the six months ended   June 30, 1999
         and 1998...........................................      5
         Notes to Condensed Consolidated Financial
         Statements.........................................      6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     13
PART II: OTHER INFORMATION
Items 1, 4 and 6............................................     29

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  QUARTER                SIX MONTHS
                                                            --------------------    --------------------
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------
Revenues..................................................  $  4,161    $  4,781    $  8,816    $  9,682
Salaries and benefits.....................................     1,676       1,998       3,536       4,011
Supplies..................................................       654         719       1,376       1,465
Other operating expenses..................................       826         961       1,718       1,901
Provision for doubtful accounts...........................       329         340         667         683
Depreciation and amortization.............................       278         311         574         620
Interest expense..........................................       118         145         229         298
Equity in earnings of affiliates..........................       (30)        (33)        (65)        (75)
Gains on sales of facilities..............................        (8)         --        (257)         --
Impairment of long-lived assets...........................        54          --         160          --
Restructuring of operations and investigation related
  costs...................................................        30          31          60          69
                                                            --------    --------    --------    --------
                                                               3,927       4,472       7,998       8,972
                                                            --------    --------    --------    --------
Income from continuing operations before minority
  interests and income taxes..............................       234         309         818         710
Minority interests in earnings of consolidated entities...        14          18          28          38
                                                            --------    --------    --------    --------
Income from continuing operations before income taxes.....       220         291         790         672
Provision for income taxes................................       114         118         362         280
                                                            --------    --------    --------    --------
Income from continuing operations.........................       106         173         428         392
Discontinued operations:
  Loss from operations of discontinued businesses, net of
    income taxes (benefit) of $2 for the quarter ended
    June 30, 1998 and ($14) for the six months ended June
    30, 1998..............................................        --         (22)         --         (44)
  Loss on disposal of certain discontinued businesses.....        --         (73)         --         (73)
                                                            --------    --------    --------    --------
         Net income.......................................  $    106    $     78    $    428    $    275
                                                            ========    ========    ========    ========
Basic earnings per share:
  Income from continuing operations.......................  $    .18    $    .27    $    .70    $    .61
  Discontinued operations:
      Loss from operations of discontinued businesses.....        --        (.04)         --        (.07)
      Loss on disposal of certain discontinued
         businesses.......................................        --        (.11)         --        (.11)
                                                            --------    --------    --------    --------
         Net income.......................................  $    .18    $    .12    $    .70    $    .43
                                                            ========    ========    ========    ========
Diluted earnings per share:
  Income from continuing operations.......................  $    .18    $    .27    $    .70    $    .61
  Discontinued operations:
      Loss from operations of discontinued businesses.....        --        (.04)         --        (.07)
      Loss on disposal of certain discontinued
         businesses.......................................        --        (.11)         --        (.11)
                                                            --------    --------    --------    --------
         Net income.......................................  $    .18    $    .12    $    .70    $    .43
                                                            ========    ========    ========    ========
Shares used in earnings per share calculations (in
  thousands):
    Basic.................................................   577,964     643,440     608,514     642,749
    Diluted...............................................   583,826     647,993     614,249     646,467
Cash dividends per share..................................  $    .02    $    .02    $    .04    $    .04

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $    83      $   297
  Accounts receivable, less allowances for doubtful accounts
     of $1,493 in 1999 and $1,645 in 1998...................    1,821        2,096
  Inventories...............................................      370          434
  Income taxes receivable...................................      169          149
  Other.....................................................      941          887
                                                              -------      -------
                                                                3,384        3,863
Property and equipment, at cost.............................   13,764       15,644
Accumulated depreciation....................................   (5,536)      (6,195)
                                                              -------      -------
                                                                8,228        9,449
Investments of insurance subsidiary.........................    1,578        1,614
Investments in and advances to affiliates...................      793        1,275
Intangible assets, net......................................    2,523        2,910
Other.......................................................      144          318
                                                              -------      -------
                                                              $16,650      $19,429
                                                              =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   629      $   784
  Accrued salaries..........................................      386          425
  Other accrued expenses....................................    1,070        1,282
  Long-term debt due within one year........................      942        1,068
                                                              -------      -------
                                                                3,027        3,559
Long-term debt..............................................    5,718        5,685
Professional liability risks, deferred taxes and other
  liabilities...............................................    1,703        1,839
Minority interests in equity of consolidated entities.......      768          765
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     543,038,500 voting shares and 21,000,000 nonvoting
     shares -- June 30, 1999 and 621,578,300 voting shares
     and 21,000,000 nonvoting shares -- December 31, 1998...        6            6
  Capital in excess of par value............................      959        3,498
  Other.....................................................        8           11
  Accumulated other comprehensive income....................       70           80
  Retained earnings.........................................    4,391        3,986
                                                              -------      -------
                                                                5,434        7,581
                                                              -------      -------
                                                              $16,650      $19,429
                                                              =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1999      1998
                                                              -------   -------
Cash flows from continuing operating activities:
  Net income................................................  $   428   $   275
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
       Provision for doubtful accounts......................      667       683
       Depreciation and amortization........................      574       620
       Income taxes.........................................      (41)      296
       Gains on sales of facilities.........................     (257)       --
       Impairment of long-lived assets......................      160        --
       Loss from discontinued operations....................       --       117
       Changes in operating assets and liabilities..........   (1,120)     (974)
       Other................................................      (10)      (10)
                                                              -------   -------
       Net cash provided by continuing operating
        activities..........................................      401     1,007
                                                              -------   -------
Cash flows from investing activities:
       Purchase of property and equipment...................     (690)     (666)
       Acquisition of hospitals and health care entities....       --      (116)
       Disposition of property and equipment................      624        66
       Spin-off of facilities to stockholders...............      886        --
       Change in investments................................      548      (107)
       Change in net assets of discontinued operations,
        net.................................................       --        43
       Sale of certain discontinued operations..............       --       619
       Other................................................       14        72
                                                              -------   -------
       Net cash provided by (used in) investing
        activities..........................................    1,382       (89)
                                                              -------   -------
Cash flows from financing activities:
       Issuance of long-term debt...........................    1,017        --
       Net change in bank borrowings........................     (871)     (916)
       Repayment of long-term debt..........................     (231)     (140)
       Payment of cash dividends............................      (24)      (26)
       Issuances (repurchases) of common stock, net.........   (1,908)       78
       Other................................................       20         1
                                                              -------   -------
       Net cash used in financing activities................   (1,997)   (1,003)
                                                              -------   -------
Change in cash and cash equivalents.........................     (214)      (85)
Cash and cash equivalents at beginning of period............      297       110
                                                              -------   -------
Cash and cash equivalents at end of period..................  $    83   $    25
                                                              =======   =======
Interest payments...........................................  $   237   $   294
Income tax payments (refunds), net..........................  $   452   $   (13)

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/ HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 1999, these affiliates owned and operated 204 hospitals, 81 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA Healthcare Corporation are also partners in several 50/50 joint ventures that own and operate 16 hospitals and 4 freestanding surgery centers which are accounted for using the equity method. The affiliates' facilities are located in 24 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- INVESTIGATIONS

     The Company is currently the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorney's fees and costs. The government has intervened in five unsealed qui tam actions. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     The Company has substantially completed the restructuring of its operations in an effort to create a smaller and more focused company. The restructuring included the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") and the divestitures of the Company's home health and certain other businesses, as described in Note 5 -- Discontinued Operations.

  Divestiture of Certain Hospitals and Surgery Centers

     During the first six months of 1999, the Company recognized a pretax gain of $257 million ($151 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During the first six months of 1999, management identified and initiated, or revised, plans to sell or close during 1999, 15 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $195 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. The hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $145 million and $180 million for the quarters ended June 30, 1999 and 1998, respectively, and approximately $320 million and $363 million for the six months ended June 30, 1999 and 1998, respectively. These facilities incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $13 million and $16 million for the quarters ended June 30, 1999 and 1998, respectively, and approximately $20 million and $29 million for the six months ended June 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company completed the sales of two of the 15 consolidating hospitals and the 4 non-consolidating hospitals. During July 1999, the Company completed the sales of 2 additional consolidating hospitals. The proceeds from the completed divestitures approximated the carrying values and were used to repay bank borrowings. Proceeds from the expected divestitures will be used to repay bank borrowings.

  Spin-Offs

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. Triad was comprised of 34 consolidating hospitals and LifePoint was comprised of 23 consolidating hospitals.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 1999 and 1998, the Company recorded the following pretax charges related to the investigation and restructuring of operations as discussed in
Note 2 -- Investigations and Note 3 -- Restructuring of Operations (in millions):

                                                              QUARTER        SIX MONTHS
                                                            ------------    ------------
                                                            1999    1998    1999    1998
                                                            ----    ----    ----    ----
Professional fees related to investigations and
  restructuring of operations.............................  $23     $24     $42     $52
Severance costs...........................................   --      --       2       4
Other.....................................................    7       7      16      13
                                                            ---     ---     ---     ---
                                                            $30     $31     $60     $69
                                                            ===     ===     ===     ===

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

     Revenues of the discontinued businesses totaled $181 and $822 million for the quarter and six months ended June 30, 1998, respectively.

NOTE 6 -- INCOME TAXES

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $360 million in income taxes and interest through June 30, 1999.

     The Company expects to receive a Statutory Notice of Deficiency ("Statutory Notice") in connection with the IRS' examination of its 1995 and 1996 Federal income tax returns during the third quarter of 1999. The Company anticipates filing a petition with the Tax Court contesting any claimed deficiencies and proposed adjustments included in the Statutory Notice during the fourth quarter of 1999. Because the 1995-96

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 6 -- INCOME TAXES (CONTINUED)

IRS examination has not been completed, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

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

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the quarters and six months ended June 30, 1999 and 1998 (dollars in millions, except per share amounts):

                                                QUARTER                SIX MONTHS
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Numerator(a):
  Income from continuing operations.....  $    106    $    173    $    428    $    392
Denominator:
  Share reconciliation (in thousands):
  Shares used for basic earnings per
     share..............................   577,964     643,440     608,514     642,749
  Effect of dilutive securities:
     Stock options......................     4,725       3,956       3,026       3,067
     Warrants and other.................     1,137         597       2,709         651
                                          --------    --------    --------    --------
  Shares used for dilutive earnings per
     share..............................   583,826     647,993     614,249     646,467
                                          ========    ========    ========    ========
Earnings per share:
  Basic earnings per share from
     continuing operations..............  $    .18    $    .27    $    .70    $    .61
  Diluted earnings per share from
     continuing operations..............  $    .18    $    .27    $    .70    $    .61

---------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8 -- LONG-TERM DEBT

     During March 1999, the Company entered into a $1.0 billion Senior Interim Term Loan Agreement. Borrowings under this agreement were used during the second quarter to fund the $1.0 billion share repurchase program approved in February 1999 (see Note 9 -- Stock Repurchase Program). The Company's revolving credit facility and $1.0 billion term loan were amended during March 1999 to permit the spin-offs of LifePoint and Triad.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In February 1999, the Company's Board of Directors authorized the repurchase of up to $1 billion of its common stock, which the Company completed through open market purchases and through a series of accelerated purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During the second quarter of 1999, through open market purchases, the Company repurchased 10 million shares of its common stock for approximately $232 million. Also during the second quarter of 1999, the Company, through accelerated purchase agreements, repurchased 27 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased. Approximately 44 million shares were purchased at an average cost of approximately $22.65 per share. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts, which permit settlement on a net shares basis, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. During the first quarter of 1999, the Company settled forward purchase contracts representing
15.0 million shares at a cost of approximately $323 million. The Company settled another 24.4 million shares at a cost of approximately $566 million during the second quarter of 1999. The Company also repurchased 4 million shares for $97 million during the fourth quarter of 1998 and 0.6 million shares for $14 million during the first quarter of 1999 through open market purchases. Capital in excess of par value was reduced by approximately $1.9 billion for the share repurchase transactions as well as approximately $650 million for the spin-offs of LifePoint and Triad during the six months ended June 30, 1999.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The agreement also provided that the Company's share repurchase program announced in February 1999 could be completed, at the Company's discretion, through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. The Company and the government acknowledge that the amount in the agreement is not based upon the amount or expected amount of any potential settlement, and the agreement does not constitute an admission of liability by the Company.

NOTE 10 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations, for a description of the ongoing government investigations) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 10 -- CONTINGENCIES (CONTINUED)

  General Liability Claims (continued)
actions the claimants may seek punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 1999 and 1998 are as follows (in millions):

                                                          QUARTER        SIX MONTHS
                                                        ------------    ------------
                                                        1999    1998    1999    1998
                                                        ----    ----    ----    ----
Net income............................................  $106    $ 78    $428    $275
Unrealized gains (losses) on securities...............    10     (24)      1      --
Foreign currency translation adjustments..............    (4)     --     (11)     (2)
                                                        ----    ----    ----    ----
Comprehensive income..................................  $112    $ 54    $418    $273
                                                        ====    ====    ====    ====

     The components of accumulated other comprehensive income, net of related taxes, at June 30, 1999 and December 31, 1998 are as follows (in millions):

                                                              1999    1998
                                                              ----    ----
Net unrealized gains on securities..........................  $78     $77
Foreign currency translation adjustments....................   (8)      3
                                                              ---     ---
Accumulated other comprehensive income......................  $70     $80
                                                              ===     ===

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Columbia/HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters and six months ended June 30, 1999 and 1998 approximately 29% and 30%, and 30% and 32%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     During the second quarter of 1999, Columbia/HCA restructured its operations into two geographically organized groups; the Eastern Group made up of 104 consolidating hospitals located in the Eastern United States and the Western Group made up of 91 consolidating hospitals located in the Western United States. These two groups make up the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. At June 30, 1999, the Eastern and Western Groups included 8 hospitals which are currently held for sale, two of which were sold in July. An additional group, the Omega Group, includes 7 hospitals which are not located in the Company's core markets and are currently held for sale.

     The Company completed the spin-offs of LifePoint and Triad (the Spin-offs) during the second quarter of 1999. At April 30, 1999, LifePoint included 23 consolidating hospitals which are located in non-urban areas where, in almost every case the hospital is the only hospital in the community. At April 30, 1999, Triad included 34 consolidating hospitals, approximately three-quarters of which are located in small cities, generally in the Southern, Western and Southwestern United States where the hospital is usually the only hospital or one of two hospitals in the community, and the remainder of Triad's facilities are located in larger urban areas typically characterized by a high rate of population growth. See Note 3 -- Restructuring of Operations.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

     The geographic distributions of the Company's revenues and EBITDA, restated for the restructuring of operations, for the quarters and six months ended June 30, 1999 and 1998, the quarters ended March 31, 1999 and 1998 and the years ended December 31, 1998, 1997 and 1996, respectively, are summarized in the following table (EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interest and income taxes). The geographic distributions of the Company's assets as of June 30, 1999 and December 31, 1998, 1997 and 1996 are also summarized in the following table (dollars in millions):

                                                                       SIX MONTHS
                                  QUARTER ENDED     QUARTER ENDED         ENDED                YEAR ENDED
                                    JUNE 30,          MARCH 31,         JUNE 30,              DECEMBER 31,
                                 ---------------   ---------------   ---------------   ---------------------------
                                  1999     1998     1999     1998     1999     1998     1998      1997      1996
                                 ------   ------   ------   ------   ------   ------   -------   -------   -------
Revenues:
  Eastern Group................  $2,007   $1,952   $2,098   $2,019   $4,105   $3,971   $ 7,784   $ 7,705   $ 7,714
  Western Group................   1,853    1,721    1,865    1,723    3,718    3,444     6,853     6,616     6,427
  Corporate and other..........      76       75       76       73      152      148       252       196       365
  Omega Group..................      61      509      114      542      175    1,051     1,705     2,205     2,216
  Spin-offs....................     164      524      502      544      666    1,068     2,087     2,097     2,064
                                 ------   ------   ------   ------   ------   ------   -------   -------   -------
                                 $4,161   $4,781   $4,655   $4,901   $8,816   $9,682   $18,681   $18,819   $18,786
                                 ======   ======   ======   ======   ======   ======   =======   =======   =======
EBITDA:
  Eastern Group................  $  436   $  423   $  512   $  476   $  948   $  899   $ 1,590   $ 1,485   $ 1,939
  Western Group................     302      262      322      312      624      574       998     1,047     1,549
  Corporate and other..........     (44)      22      (13)     (11)     (57)      11         3      (161)      (15)
  Omega Group..................      (8)      33       (6)      56      (14)      89        71       210       336
  Spin-offs....................      20       56       63       68       83      124       206       270       405
                                 ------   ------   ------   ------   ------   ------   -------   -------   -------
                                 $  706   $  796   $  878   $  901   $1,584   $1,697   $ 2,868   $ 2,851   $ 4,214
                                 ======   ======   ======   ======   ======   ======   =======   =======   =======

                                                                                  DECEMBER 31,
                                                              JUNE 30,    -----------------------------
                                                                1999       1998       1997       1996
                                                              --------    -------    -------    -------
Assets:
  Eastern Group.............................................  $ 6,897     $ 7,030    $ 6,985    $ 7,257
  Western Group.............................................    6,782       7,124      6,685      6,856
  Corporate and other.......................................    2,815       2,895      4,598      3,665
  Omega Group...............................................      156         654      1,925      1,536
  Spin-offs.................................................       --       1,726      1,809      1,802
                                                              -------     -------    -------    -------
                                                              $16,650     $19,429    $22,002    $21,116
                                                              =======     =======    =======    =======

NOTE 13 -- DERIVATIVES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133", which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform,
(vii) the ability to attract and retain qualified management and other personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges, (xiii) the complexity of integrated computer systems and the success and expense of the remediation efforts of the Company and relevant third parties in achieving Year 2000 readiness, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, and (xviii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company cannot predict the outcome or quantify effects that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. See Note
10 -- Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

     In May 1999, Columbia/HCA established LifePoint Hospitals, Inc. ("LifePoint")and Triad Hospitals, Inc. ("Triad"), as independent, publicly-traded companies through tax-free spin-offs of these companies to Columbia/HCA stockholders. LifePoint's hospitals are located in non-urban areas where, in almost every case, LifePoint's hospital is the only hospital in the community. Approximately three-quarters of Triad's hospitals are located in small cities, generally in the Southern, Western and Southwestern United States, where Triad's hospital is usually either the only hospital or one of two hospitals in the community, and the remainder of Triad's hospitals are located in larger urban areas.

     Management believes that separating LifePoint and Triad into two smaller, strategically focused public companies will have positive effects on the performance and profitability of the facilities in these companies by enabling more focused management attention, more effective operating strategies based on local market conditions, and compensation incentives for employees that are more closely tied to group performance.

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

     The divestiture of the home health operations and the Value Health business units and the spin-offs of LifePoint and Triad will allow Columbia/HCA management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

     As a part of the Company's business strategy, the Company previously eliminated annual cash incentive compensation plans for corporate, group and division employees, as well as for certain hospital executives. We have retained or implemented certain limited cash incentive programs for non-executive hospital employees that relate to areas that include receivables collections, patient satisfaction goals, community involvement, certification of new skills, expense management and quality improvement.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     During the second quarter of 1999, the Company continued to face industry and company-specific challenges affecting revenues and volume growth rates. Three primary factors have contributed to these challenges: an increasing proportion of revenue being derived from fixed payment or discounted sources, the

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)

continuing trend toward the conversion of more services to an outpatient basis and the impact of the restructuring of operations.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced and will be further reduced as additional reductions are phased in over the next two years. The Company continues to experience a shift in its payer mix as patients move from traditional indemnity insurance and Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under Medicare or traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid, and managed care plan and other discounted arrangements for the quarters and six months ended June 30, 1999 and 1998 are set forth below.

                                                 QUARTER          SIX MONTHS
                                              --------------    --------------
                                              1999     1998     1999     1998
                                              -----    -----    -----    -----
Medicare....................................   37.3%    39.4%    38.7%    40.7%
Medicaid....................................   10.7     11.0     10.9     11.1
Managed care and other discounted...........   41.8     38.8     40.1     37.7
Other.......................................   10.2     10.8     10.3     10.5
                                              -----    -----    -----    -----
                                              100.0%   100.0%   100.0%   100.0%
                                              =====    =====    =====    =====

     Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

     The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to direct certain procedures from inpatient care to outpatient care. Generally, the payments received for an outpatient procedure are less than those received for a similar procedure performed in an inpatient setting. Outpatient revenues grew to 40% and 39% of net patient revenues for the quarters and six months ended June 30, 1999, respectively, from 39% and 38% of net patient revenues during the same periods last year.

     Management believes that the restructuring of operations (including the spin-offs, the divestiture of the home health operations and the announced divestitures of several facilities) has created uncertainties with physicians, patients and payers in certain communities, which changes have placed pressure on revenues at facilities located in those certain communities.

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

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)

Company. The challenges presented by these trends are enhanced by the fact that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flows will deteriorate.

     Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians.

  Operating Results Summary

     The following is a summary of results from continuing operations for the quarters and six months ended June 30, 1999 and 1998 (dollars in millions, except per share amounts):

                                                                           QUARTER
                                                              ----------------------------------
                                                                   1999               1998
                                                              ---------------    ---------------
                                                              AMOUNT    RATIO    AMOUNT    RATIO
                                                              ------    -----    ------    -----
Revenues....................................................  $4,161    100.0    $4,781    100.0
Salaries and benefits.......................................   1,676     40.3     1,998     41.8
Supplies....................................................     654     15.7       719     15.0
Other operating expenses....................................     826     19.8       961     20.2
Provision for doubtful accounts.............................     329      7.9       340      7.1
Depreciation and amortization...............................     278      6.8       311      6.4
Interest expense............................................     118      2.8       145      3.0
Equity in earnings of affiliates............................     (30)    (0.7)      (33)    (0.7)
Gains on sales of facilities................................      (8)    (0.2)       --       --
Impairment of long-lived assets.............................      54      1.3        --       --
Restructuring of operations and investigation related
  costs.....................................................      30      0.7        31      0.7
                                                              ------    -----    ------    -----
                                                               3,927     94.4     4,472     93.5
                                                              ------    -----    ------    -----
Income from continuing operations before minority interests
  and income taxes..........................................     234      5.6       309      6.5
Minority interests in earnings of consolidated entities.....      14      0.3        18      0.4
                                                              ------    -----    ------    -----
Income from continuing operations before income taxes.......     220      5.3       291      6.1
Provision for income taxes..................................     114      2.7       118      2.5
                                                              ------    -----    ------    -----
Income from continuing operations...........................  $  106      2.6    $  173      3.6
                                                              ======    =====    ======    =====
Basic earnings per share from continuing operations.........  $  .18             $  .27
Diluted earnings per share from continuing operations.......  $  .18             $  .27
% changes from prior year:
    Revenues................................................  (13.0)%             (1.3)%
    Income from continuing operations before income taxes...  (24.5)             (54.7)
    Income from continuing operations.......................  (38.4)             (55.0)
    Basic earnings per share from continuing operations.....  (33.3)             (53.4)
    Diluted earnings per share from continuing operations...  (33.3)             (53.4)
    Admissions (a)..........................................  (16.8)              (0.6)
    Equivalent admissions (b)...............................  (18.6)               0.3
    Revenues per equivalent admission.......................    6.9               (1.6)
Same facility % changes from prior year (c):
    Revenues................................................    3.7               (3.0)
    Admissions (a)..........................................    0.4               (0.5)
    Equivalent admissions (b)...............................    0.3                0.6
    Revenues per equivalent admission.......................    3.3               (3.7)

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary (continued)

                                                                        SIX MONTHS
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
                                                              AMOUNT   RATIO   AMOUNT   RATIO
                                                              ------   -----   ------   -----
Revenues....................................................  $8,816   100.0   $9,682   100.0
Salaries and benefits.......................................   3,536    40.1    4,011    41.4
Supplies....................................................   1,376    15.6    1,465    15.1
Other operating expenses....................................   1,718    19.4    1,901    19.7
Provision for doubtful accounts.............................     667     7.6      683     7.1
Depreciation and amortization...............................     574     6.5      620     6.4
Interest expense............................................     229     2.6      298     3.1
Equity in earnings of affiliates............................     (65)   (0.7)     (75)   (0.8)
Gains on sales of facilities................................    (257)   (2.9)      --      --
Impairment of long-lived assets.............................     160     1.8       --      --
Restructuring of operations and investigation related
  costs.....................................................      60     0.7       69     0.7
                                                              ------   -----   ------   -----
                                                               7,998    90.7    8,972    92.7
                                                              ------   -----   ------   -----
Income from continuing operations before minority interests
  and income taxes..........................................     818     9.3      710     7.3
Minority interests in earnings of consolidated entities.....      28     0.3       38     0.4
                                                              ------   -----   ------   -----
Income from continuing operations before income taxes.......     790     9.0      672     6.9
Provision for income taxes..................................     362     4.1      280     2.8
                                                              ------   -----   ------   -----
Income from continuing operations...........................  $  428     4.9   $  392     4.1
                                                              ======   =====   ======   =====
Basic earnings per share from continuing operations.........  $  .70           $  .61
Diluted earnings per share from continuing operations.......  $  .70           $  .61
% changes from prior year:
    Revenues................................................    (8.9)%          (1.5)%
    Income from continuing operations before income taxes...    17.5           (52.1)
    Income from continuing operations.......................     9.1           (53.3)
    Basic earnings per share from continuing operations.....    14.8           (51.2)
    Diluted earnings per share from continuing operations...    14.8           (50.8)
    Admissions (a)..........................................   (11.2)            0.8
    Equivalent admissions (b)...............................   (12.7)            1.8
    Revenues per equivalent admission.......................     4.4            (3.3)
Same facility % changes from prior year (c):
    Revenues................................................     3.4            (2.8)
    Admissions (a)..........................................     1.8             0.3
    Equivalent admissions (b)...............................     1.8             1.5
    Revenues per equivalent admission.......................     1.6            (4.2)

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended June 30, 1999 and 1998

     Income from continuing operations before income taxes decreased to $220 million in 1999 from $291 million in 1998 and pretax margins decreased to 5.3% in 1999 from 6.1% in 1998. The decrease in pretax income was primarily attributable to a decrease in the number of facilities as a result of the spin-offs and other asset divestitures completed as part of the restructuring of operations and impairments of long-lived assets of $54 million. See Note
3 -- Restructuring of Operations of the Notes to Condensed Consolidated Financial Statements.

     Revenues decreased 13.0% to $4.2 billion in 1999 compared to $4.8 billion in 1998. Inpatient admissions decreased 16.8% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 18.6%. Revenues, admissions and equivalent admissions declined primarily as a result of the spin-offs of LifePoint and Triad and sales of facilities. At June 30, 1999 there were 105 fewer hospitals and 58 fewer surgery centers than there were at June 30, 1998. On a same facility basis, revenues increased 3.7%, admissions increased 0.4% and equivalent admissions increased 0.3% from a year ago. Revenues per equivalent admission increased 6.9% from 1998 to 1999 and on a same facility basis increased 3.3% from 1998 to 1999. The sales of surgery centers (34 were sold during July 1998) contributed to the increase in revenue per equivalent admission being greater on a consolidated basis than the increase on a same facility basis.

     The decline in revenues was due to several factors including decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $30 million), continued increases in discounts from the growing number of managed care payers (managed care as a percent of total admissions increased to 42% in 1999 compared to 39% during 1998) and a net decrease in the number of consolidating hospitals and surgery centers due to the sales and spin-offs of several facilities during 1999.

     Salaries and benefits, as a percentage of revenues, decreased to 40.3% in 1999 from 41.8% in 1998. The increase in revenues per equivalent admission was a primary factor for the decrease. In addition, the Company was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased slightly compared to last year).

     Supply costs increased as a percentage of revenues to 15.7% in 1999 from 15.0% in 1998 due to an increase in the cost of supplies per equivalent admission due to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased to 19.8% in 1999 from 20.2% in 1998 due to small decreases in several of these areas as a percentage of revenues.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.9% in 1999 from 7.1% in 1998 due to payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles). Management is unable to quantify the effects of the shift in payer mix however, the shift is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years.

     Equity in earnings of affiliates remained relatively unchanged as a percentage of revenues at 0.7% in 1999 and in 1998.

     Depreciation and amortization increased as a percentage of revenues to 6.8% in 1999 from 6.4% in 1998, primarily due to the increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditure in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended June 30, 1999 and 1998 (continued)

     Interest expense decreased to $118 million in 1999 compared to $145 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to last year. This was due to the restructuring of operations discussed earlier which has resulted in the receipt of a significant amount of cash proceeds in 1999 and the second half of 1998 which were used to pay down borrowings.

     During 1999 and 1998, respectively, the Company incurred $30 million and $31 million of costs in connection with the restructuring of operations and investigation related costs. These costs included $23 and $24 million in professional fees related to the restructuring of operations and the investigations in 1999 and 1998, respectively. The costs also included $7 million of various other costs in both 1999 and 1998.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     The increase in the effective income tax rate from 1998 to 1999 is primarily due to higher amounts of non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets during the 1999 periods.

     As previously discussed, the Company has substantially completed the restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the completion of the restructuring as of the beginning of the period, the Company's remaining core assets had combined net income from continuing operations which decreased 31.4% to $130 million in 1999 from $190 million in 1998. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core assets decreased 6.3% to $195 million in 1999 from $208 million in 1998.

  Six Months Ended June 30, 1999 and 1998

     Income from continuing operations before income taxes increased 17.5% to $790 million in 1999 from $672 million in 1998 and pretax margins increased to 9.0% in 1999 from 6.9% in 1998. The increase in pretax income was primarily attributable to $257 million in gains on sales of facilities (an excess of $97 million in net gains over the $160 million in impairment charges recorded during the first six months of 1999) and an increase in the operating margin.

     Revenues decreased 8.9% to $8.8 billion in 1999 compared to $9.7 billion in 1998. Inpatient admissions decreased 11.2% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 12.7%. Revenues, admissions and equivalent admissions declined primarily as a result of the spin-offs of LifePoint and Triad and the sales of facilities. At June 30, 1999 there were 105 fewer hospitals and 58 fewer surgery centers than there were at June 30, 1998. On a same facility basis, revenues increased 3.4%, admissions increased 1.8% and equivalent admissions increased 1.8% from a year ago. Revenues per equivalent admission increased 4.4% from 1998 to 1999 and on a same facility basis increased 1.6% from 1998 to 1999. The sales of surgery centers (34 were sold during July 1998) contributed to the increase in revenue per equivalent admission being greater on a consolidated basis than the increase on a same facility basis.

     The decline in revenues was due to several factors including decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $60 million), continued increases in discounts from the growing number of managed care payers (managed care as a percent of total admissions increased to 40% in 1999 compared to 38% during 1998) and a net decrease in the number of consolidating hospitals and surgery centers due to the spin-offs and sales of several facilities during 1999 and 1998.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Six Months Ended June 30, 1999 and 1998 (continued)

     Salaries and benefits, as a percentage of revenues, decreased to 40.1% in 1999 from 41.4% in 1998. The increase in revenues per equivalent admission was a primary factor for the decrease. In addition, the Company was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased slightly compared to last year).

     Supply costs increased as a percentage of revenues to 15.6% in 1999 from 15.1% in 1998 due to an increase in the cost of supplies per equivalent admission due to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased to 19.4% in 1999 from 19.7% in 1998 due to small decreases in several of these areas as a percentage of revenues.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.6% in 1999 from 7.1% in 1998 due to payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles). Management is unable to quantify the effects the shift in payer mix however, the shift is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years.

     Equity in earnings of affiliates decreased as a percentage of revenues to 0.7% in 1999 from 0.8% in 1998.

     Depreciation and amortization increased as a percentage of revenues to 6.5% in 1999 from 6.4% in 1998, primarily due to the increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditure in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

     Interest expense decreased to $229 million in 1999 compared to $298 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to last year. This was due to the restructuring of operations discussed earlier which has resulted in the receipt of a significant amount of cash proceeds in 1999 and the second half of 1998 which were used to pay down borrowings.

     During 1999 and 1998, respectively, the Company incurred $60 million and $69 million of costs in connection with the restructuring of operations and investigation related costs. These costs included $42 and $52 million in professional fees related to the restructuring of operations and investigations, $2 million and $4 million of severance costs and $16 million and $13 million in various other costs in 1999 and 1998, respectively.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     The increase in the effective income tax rate from 1998 to 1999 is primarily due to higher amounts of non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets during the 1999 periods.

     As previously discussed, the Company has substantially completed the restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the completion of the restructuring as of the beginning of the period, the Company's remaining core assets had combined net income from continuing operations which decreased 11% to $361 million in 1999 from $406 million in 1998. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core assets increased 6.8% to $476 million in 1999 from $446 million in 1998.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Liquidity

     Cash provided by continuing operating activities totaled $401 million during the first six months of 1999 compared to $1.0 billion in 1998. The decrease was primarily due to a $350 million Federal income tax refund received during 1998 related to excess estimated payment amounts made during 1997.

     Cash provided by investing activities increased to $1.4 billion in 1999, compared to cash used in investing activities of $89 million during the first six months of 1998. The increase was due to proceeds from the disposition of hospitals and other health care facilities of $624 million and the spin-offs of LifePoint and Triad to stockholders of $886 million in the first six months of 1999 compared with $66 million in proceeds from asset sales in 1998. During 1999 cash flows from the changes in investments were $548 million (including repayment by a nonconsolidated joint venture of Company advances of approximately $330 million) compared with cash used of $107 million in 1998.

     Cash flows used in financing activities totaled approximately $2.0 billion in the first six months of 1999 compared to approximately $1.0 billion in 1998. The excess of cash flows from operations and cash provided by investing activities was primarily used to repurchase the Company's common stock (approximately $2.0 billion) during the first six months of 1999.

     Working capital totaled $357 million as of June 30, 1999 compared to $304 million at December 31, 1998. At December 31, 1998, included in current liabilities was $741 million outstanding under the Company's former 364-day revolving credit facility which was repaid during the first quarter of 1999. At June 30, 1999, included in current liabilities was $500 million under the $1 billion Senior Interim Term Loan Agreement which is scheduled for payment at the end of the third quarter of 1999. Management believes that cash flows from operations, amounts available under the Company's bank revolving credit facility and proceeds from expected asset sales will be sufficient to meet expected liquidity needs during the remainder of 1999.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at June 30, 1999 and $1.8 billion at December 31, 1998.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $500 million at June 30, 1999. The Company cannot predict if, or when, their joint venture partners will exercise such options (no put options have been exercised between December 31, 1998 and June 30, 1999).

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

     In February 1999, the Company's Board of Directors authorized the repurchase of up to $1 billion of its common stock. The Company completed the repurchase of its shares through open market purchases and through a series of accelerated purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During the second quarter of 1999, through open market purchases, the Company repurchased 10 million shares of its common stock for approximately $232 million. Also during the second quarter of 1999, the Company, through accelerated purchase agreements, repurchased approximately 27 million shares of its common stock for approximately $700 million.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)

     In July 1998, the Company announced a stock repurchase program under which up to $1 billion of the Company's common stock would be repurchased. Approximately 44 million shares were purchased at an average cost of approximately $22.65 per share. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. In accordance with the terms of the forward purchase contracts, the shares purchased remain issued and outstanding until the forward purchase contracts are settled. During the first quarter of 1999, the Company settled forward purchase contracts representing 15.0 million shares at a cost of approximately $323 million. The Company settled another 24.4 million shares at a cost of approximately $565 million during the second quarter of 1999. The Company also repurchased 4 million shares for $97 million during the fourth quarter of 1998 and 0.6 million shares for $14 million during the first quarter of 1999 through open market purchases.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with Letters of Credit totaling $1 billion. The agreement also provided that the Company's share repurchase program announced in February 1999 may be completed, at the Company's discretion, through open market purchases, privately negotiated transactions or through a series of accelerated or forward purchase contracts. The Company and the government acknowledge that the amount in the agreement is not based upon the amount or expected amount of any potential settlement, and the agreement does not constitute an admission of liability by the Company.

     During May 1999, the spin-offs of LifePoint and Triad were accomplished through a distribution of one share of LifePoint and one share of Triad common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. The Company also received $886 million in cash related to debt which it incurred prior to the spin-offs which was assumed by LifePoint and Triad in connection with the spin-off transaction. The proceeds were used to pay down debt.

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

  Capital Resources

     Excluding acquisitions, capital expenditures were $690 million during the first six months of 1999 compared to $666 million for the same period in 1998. Planned capital expenditures in 1999 are expected to approximate $1.2 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisitions of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $116 million during the first six months of 1998.

     The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's revolving credit facility (approximately $880 million as of July 31, 1999) and equity. At June 30, 1999, there were projects under construction which had an estimated additional cost to complete and equip over the next two years of approximately $880 million.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Capital Resources (continued)

     The Company's revolving credit facility, the $1.0 billion term loan and the $1.0 billion senior interim term loan contain customary covenants which include
(i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. The Senior Interim Term Loan Agreement also provides for the mandatory prepayment of loans thereunder in the case of certain debt or equity issuances. The Company is currently in compliance with all such covenants.

     In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+ and its commercial paper rating to B.

     The Company entered into a $1.0 billion Senior Interim Term Loan Agreement during March 1999. The borrowings under this agreement were used to fund the $1.0 billion share repurchase program approved in February 1999. The Company's revolving credit facility and $1.0 billion term loan agreement were amended during March 1999 to permit the spin-offs of the Company's America and Pacific operating groups (LifePoint and Triad) and place a $1.25 billion letter of credit sublimit in the revolving credit facility.

     In July 1999, the Company filed a "shelf" registration statement and prospectus with the Securities and Exchange Commission relating to $1.5 billion of debt securities.

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

     With respect to the information technology ("IT") systems portions of the Company's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, the Company identified various software applications that were addressed on separate time lines. The Company has completed testing and remediating of these software applications. The Company has completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. The Company has completed and placed into production 99% of software applications for internally developed and mission critical third party software. Testing, remediation and implementation of various software applications for certain of the Company's related subsidiaries are scheduled to be completed in the fourth quarter of 1999 and

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES (CONTINUED)

should not have a material effect on the Company's readiness. The IT systems portion of the Company's Year 2000 project is currently on schedule.

     With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by September 30, 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule in all material respects.

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

     The Company has initiated communications with its major third party payers, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company has not received assurances that these interfaces will be timely converted. Because certain payers have refused or are not ready to test with the Company's systems, testing with payers and intermediaries will continue through the end of the year. Failure of these third party systems could have a material adverse effect on the Company's cash flow and results of operations.

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

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance and other payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. Currently, the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and possible payment delays from the Company's payers.

     The Year 2000 project is currently estimated to have a minimum total cost of $86 million, of which the Company has incurred $19 million in the first six months of 1999. Cumulatively, the Company has incurred $76 million of costs related to the Year 2000 project. The estimate does not include payroll costs for certain internal employees because these costs are not separately tracked by the Company. Prior to this time, the Company was not able to reasonably estimate the cost to be incurred for the remediation, upgrade and replacement of its impacted non-IT infrastructure systems and equipment. The Company currently estimates the ultimate cost to be incurred for the remediation, upgrade and replacement of its impacted non-IT infrastructure systems and equipment to be approximately $80 million which is in addition to the above estimated minimum total costs of $86 million. The Company recognizes that the total cost may increase as it completes its assessment and remediation of non-IT infrastructure systems and equipment and such increase could be material. The majority of the costs related to the Year 2000 project (except the cost of new equipment) will be expensed as incurred and are expected to be funded through operating cash flows.

     The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the cost and ability to locate and correct all relevant computer codes and all medical equipment.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $360 million as of June 30, 1999. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 6 -- Income Taxes of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               1999       1998
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      273         310
  June 30...................................................      204         309
  September 30..............................................                  294
  December 31...............................................                  281
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       95         142
  June 30...................................................       81         139
  September 30..............................................                  103
  December 31...............................................                  102
Licensed hospital beds at (a):
  March 31..................................................   51,797      60,739
  June 30...................................................   43,969      60,418
  September 30..............................................               57,521
  December 31...............................................               53,693
Weighted average licensed beds (b):
  Quarter:
     First..................................................   52,451      60,765
     Second.................................................   46,490      60,712
     Third..................................................               59,396
     Fourth.................................................               55,594
  Year......................................................               59,104
Average daily census (c):
  Quarter:
     First..................................................   26,546      28,816
     Second.................................................   21,467      25,780
     Third..................................................               24,414
     Fourth.................................................               23,932
  Year......................................................               25,719
Admissions (d):
  Quarter:
     First..................................................  477,400     508,200
     Second.................................................  395,800     475,400
     Third..................................................              459,700
     Fourth.................................................              448,500
  Year......................................................            1,891,800
Equivalent Admissions (e):
  Quarter:
     First..................................................  703,300     756,600
     Second.................................................  596,900     733,500
     Third..................................................              705,100
     Fourth.................................................              680,400
  Year......................................................            2,875,600
Average length of stay (days) (f):
  Quarter:
     First..................................................      5.0         5.1
     Second.................................................      4.9         4.9
     Third..................................................                  4.9
     Fourth.................................................                  4.9
  Year......................................................                  5.0

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                              1999     1998
                                                              -----    -----
NON-CONSOLIDATING (G)
Number of hospitals in operation at:
  March 31..................................................     24       26
  June 30...................................................     16       26
  September 30..............................................              24
  December 31...............................................              24
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................      5        5
  June 30...................................................      4        5
  September 30..............................................               5
  December 31...............................................               5
Licensed hospital beds at:
  March 31..................................................  6,015    6,357
  June 30...................................................  3,868    6,317
  September 30..............................................           6,029
  December 31...............................................           6,015

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

(g) The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidated basis in the condensed consolidated financial statements.

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

FEDERAL AND STATE INVESTIGATIONS

     In March 1997, various facilities of the Company's El Paso, Texas operations were searched by Federal authorities pursuant to search warrants, and the government removed various records and documents. In February 1998, also in El Paso, an additional warrant was executed and a single computer was seized.

     In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships. In June 1999, Columbia Home Care Group received a subpoena seeking records related to home health operations.

     Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment related to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS (TRICARE) overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted in July 1998 by a superseding indictment. The trial on this matter commenced on May 3, 1999. On July 2, 1999, the jury returned a mixed verdict, finding two such employees guilty and acquitting one. The jury was unable to reach a verdict as to the fourth employee. Sentencing has been scheduled for October 1999 for the two convicted employees. The Government has not announced a decision on whether it will retry the fourth employee.

     Several hospital and other facilities affiliated with the Company in various states have also received individual Federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

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

     In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with Columbia/HCA), announced that they will pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges filed by the

U.S. Attorneys in the Middle and Southern District of Florida and the Northern District of Georgia, the three separate charges being conspiracy, mail fraud and violating the Medicare anti-kickback statute. While Columbia/HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." The Company believes these references refer to Columbia/HCA or its subsidiaries.

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

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. With the exception of five cases discussed below, the government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

     The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was unsealed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicare payments, thereby rendering false defendants' claims for Medicare reimbursement. The Complaint, which has not been served on the Company, also alleges that defendants engaged in fraudulent accounting practices, paid kickbacks for patient referrals, upcoded claims for reimbursement from Federal healthcare programs and shifted costs to its Medicare cost reports. Defendants have moved to dismiss the Complaint, and that motion is pending. Defendants have also moved to stay discovery while the motion to dismiss is pending. The Government announced that it intervened on all counts of this action except for the count alleging false statements to JCAHO.

     The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator's motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment and the Court's deadline for filing such a motion has passed.

     In December 1998, the matter of United States of America ex rel. John W. Schilling v. Columbia/HCA Healthcare Corporation, et al., Civil Action No. 96-1264-CIV-T-23B, in the Middle District of Florida, was unsealed. The Government has intervened in this action. The Complaint alleges that defendants made false statements in annual Medicare cost reports. The Complaint further alleges, as in Alderson, that the Company kept "reserve cost reports." The Government has not yet served the Complaint on Defendants, and the case is currently stayed.

     In June of 1998, the case United States of America ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. This complaint was unsealed by the Court on April 9, 1999. The Government has intervened in this lawsuit but has not yet served the complaint on the Company. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative were excessive and not reasonable and that the claims for reimbursement for these management fees violated the anti-kickback statutes.

     A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/HCA Healthcare Corporation, et al. was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). In general, the relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals; (ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing office space for free or reduced rent; (vi) providing free or reduced rate vacations and trips; (vii) providing free or reduced rate opportunities for additional medical training; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The defendants filed a Motion to Dismiss the Second Amended Complaint in November 1995 which was granted by the Court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the Trial Court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Although some discovery has occurred, currently, there is a stay of discovery.

     The matter of United States of America ex rel. Sandra Russell; and Sandra Russell, in her own right v. EPIC Healthcare Management Group, et al., No. H-95-99151, was filed on January 18, 1995 in the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants submitted claims, records and/or statements for Medicare reimbursement in connection with home health services which were false. The defendants moved to dismiss in May 1997. The court granted defendant's motion but allowed the relator the right to replead. Relator filed an amended complaint. Defendants filed a second motion to dismiss which was granted on June 25, 1998. Relator filed an Appeal which is pending before the Fifth Circuit.

     The matter of Mary Ann Wisz, Individually, and ex rel. United States of America v. C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc., et al., Case No. 97-C-2646, was filed on April 16, 1997, in the United States District Court for the Northern District of Illinois, Eastern Division. An amended complaint was filed on February 17, 1998, and on May 15, 1998, relator was permitted leave to file its Second Amended Complaint. In addition to adding Midwestern University as a party defendant, the Second Amended Complaint contained allegations that Olympia Fields Osteopathic Hospital and Medical Center and/or the Chicago Osteopathic Hospital changed dates on out-patient surgical procedures. That portion of the Second Amended Complaint has been answered and discovery is ongoing. The Second Amended Complaint also alleges that one or both hospitals directed surgical nurses to misdesignate the severity of surgeries. That portion of the Second Amended Complaint was subject to a partial motion to dismiss, which motion was granted. The parties in this matter have reached a settlement in principle. Such settlement must be documented and approved by the court before it becomes effective.

     The matter of United States ex rel. McLendon v. Columbia/HCA, et al., Civ. No. 1 97 CV 0890, was filed under seal on April 4, 1997 in the U.S. District Court for the Northern District of Georgia, Atlanta Division. On July 19, 1999, the court unsealed this action. The Complaint alleges that the Company acted to illegally obtain Medicare reimbursement for costs incurred in purchasing home health agencies. The Complaint also alleges that the Company illegally billed Medicare for certain sales and marketing activities and for certain home care visits. The Government has intervened in this action but has not served the Complaint.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., Civil Action No. 15829NC, filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order
(i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants;
(iii) requiring the Company to provide for independent public directors and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an Order temporarily staying the lawsuit.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04) and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the Court transferred this case to the Middle District of Tennessee. By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are
(i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order has been entered that provides for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which has not been ruled on by the court. The parties are currently engaged in discovery pending a ruling by the court on scheduling order.

     The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The original complaint, which sought certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of (i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys' fees, interest and costs. In an Order entered on June 11, 1998 by the MDL Panel, other lawsuits against the Company were consolidated with the Boyson case in the Middle District of Tennessee. The amended complaint in Boyson was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, above.)

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit has filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. The Court of Appeals held oral argument on June 8, 1999 and took the case under advisement.

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

     The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation, et al. is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. On September 18, 1998, the Company's motion to dismiss was granted and plaintiff's complaint was dismissed without prejudice. On November 6, 1998, the plaintiff filed an amended complaint alleging violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of contract and civil conspiracy. On April 16, 1999, the court granted the Company's motion to dismiss the amended complaint. Such dismissal was with prejudice as to the civil conspiracy count and without prejudice as to the remaining counts, and plaintiff was provided time to replead those counts that had been dismissed without prejudice. The Company subsequently entered into a settlement of this lawsuit with the plaintiff in exchange for a full and complete release of the Company by the plaintiff and final documentation is pending.

     The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys' fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Discovery has commenced.

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

     The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleged that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiff's Complaint claimed fees from any recovery or benefit in the action. In September 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, the court granted defendant's motion for summary judgment on Count I on the ground of mootness. No monetary judgment was recovered. In September 1998, the court entered an order denying plaintiff's motion for attorneys' fees and granting their motion for costs. Both parties have appealed the September 1998 orders. Those appeals are pending. There have been no appeals of the final judgments.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Note
10 -- Contingencies of the Notes to Condensed Consolidated Financial Statements.

     The Company is unable to measure the effect or predict the magnitude that these matters and the related media coverage could have on the Company's future results of operations and financial position.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the Plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the Plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys fees and costs. A bench trial was held from June 8 through July 1, 1999, and the Court is expected to hear closing arguments later this year.

     A class action styled Mary Forsyth, et al. v. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas, a facility now owned by the Company. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiffs' claims but granted plaintiffs judgment on one claim. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiffs' expert claims antitrust damages of approximately $13-$21 million. Humana Inc. ("Humana") petitioned the United States Supreme Court for a Writ of Certiorari on the RICO claims which was granted. On January 20, 1999, the Supreme Court affirmed the Ninth Circuit's decision that the plaintiffs could proceed with their RICO claims. The Supreme Court did not address the amount of damages that plaintiffs could seek on their claim. The entire case is now back in the Nevada district court, where Humana has filed several motions seeking dismissal of the antitrust claims. A settlement has been negotiated pending required approval.

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim filed a motion to dismiss the counterclaim, which motion to dismiss has been granted as to one count and denied as to the seven remaining counts. Discovery has commenced.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 27, 1999. The following matters were voted upon at the meeting:

     1.  Election of directors:

                                              VOTES IN FAVOR    VOTES WITHHELD
                                              --------------    --------------
     Martin Feldstein.......................   512,456,010         2,491,748
     Thomas F. Frist, Jr., M.D. ............   512,341,441         2,606,316
     John H. McArthur.......................   512,350,469         2,597,288
     Thomas S. Murphy.......................   512,379,542         2,568,215
     J. Michael Cook........................   511,248,470         3,699,287

                                              VOTES IN FAVOR    VOTES AGAINST     ABSTENTIONS
                                              --------------    --------------    -----------
2.   Ratification of Ernst & Young LLP as
     the Company's auditors.................   511,718,397         2,135,040       1,094,314
3.   Stockholder proposal relating to phase
     out of PVC purchases...................    11,767,666       415,694,660      24,176,690

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits:

        Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
                      Charges.

        Exhibit 27 -- Financial Data Schedule.*

          *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

          On April 22, 1999, the Company filed a report on Form 8-K which included its first quarter 1999 earnings release and announced that its Board of Directors authorized the spin-offs of LifePoint Hospitals, Inc. and Triad Hospitals, Inc. to the stockholders of the Company and established April 30, 1999 as the record date for the distribution.

          On May 19, 1999, the Company filed a report on Form 8-K which announced the completion of the spin-offs of LifePoint Hospitals, Inc. and Triad Hospitals, Inc. on May 11, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBIA/HCA HEALTHCARE
                                          CORPORATION

                                                 /s/ R. MILTON JOHNSON

                                          --------------------------------------
                                                    R. Milton Johnson
                                           Senior Vice President and Controller

Date: August 10, 1999