Form 10-Q
period 1999-09-30
COLUMBIA HCA HEALTHCARE CORP/
filed 1999-11-15
CIK 860730

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                             OUTSTANDING AT OCTOBER 31, 1999
                ---------------------                             -------------------------------
         Voting common stock, $.01 par value                            542,276,800 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 1999

                                                               PAGE OF
                                                              FORM 10-Q
                                                              ---------
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Consolidated Statements of Income -- for
          the quarters and nine months ended September 30,
          1999 and 1998.....................................      3
         Condensed Consolidated Balance Sheets -- September
          30, 1999 and December 31, 1998....................      4
         Condensed Consolidated Statements of Cash
          Flows -- for the nine months ended September 30,
          1999 and 1998.....................................      5
         Notes to Condensed Consolidated Financial
          Statements........................................      6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     13
PART II: OTHER INFORMATION
Item 1. Legal Proceedings...................................     29
Item 6. Exhibits and Reports on Form 8-K....................     40

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  QUARTER               NINE MONTHS
                                                            --------------------    --------------------
                                                              1999        1998        1999        1998
                                                            --------    --------    --------    --------
Revenues..................................................  $  3,899    $  4,579    $ 12,715    $ 14,261
Salaries and benefits.....................................     1,583       1,900       5,119       5,911
Supplies..................................................       618         730       1,994       2,195
Other operating expenses..................................       733         914       2,451       2,815
Provision for doubtful accounts...........................       318         369         985       1,052
Depreciation and amortization.............................       262         312         836         932
Interest expense..........................................       122         142         351         440
Equity in earnings of affiliates..........................        (8)        (16)        (73)        (91)
Gains on sales of facilities..............................        --        (537)       (257)       (537)
Impairment of long-lived assets...........................        --         334         160         334
Restructuring of operations and investigation related
  costs...................................................        24          21          84          90
                                                            --------    --------    --------    --------
                                                               3,652       4,169      11,650      13,141
                                                            --------    --------    --------    --------
Income from continuing operations before minority
  interests and income taxes..............................       247         410       1,065       1,120
Minority interests in earnings of consolidated entities...        13          16          41          54
                                                            --------    --------    --------    --------
Income from continuing operations before income taxes.....       234         394       1,024       1,066
Provision for income taxes................................        96         231         458         511
                                                            --------    --------    --------    --------
Income from continuing operations.........................       138         163         566         555
Discontinued operations:
  Loss from operations of discontinued businesses, net of
    income tax benefit of $20 for the quarter and $33 for
    the nine months ended September 30, 1998..............        --         (17)         --         (61)
  Loss on disposal of certain discontinued businesses.....        --          --          --         (73)
                                                            --------    --------    --------    --------
         Net income.......................................  $    138    $    146    $    566    $    421
                                                            ========    ========    ========    ========
Basic earnings per share:
  Income from continuing operations.......................  $    .25    $    .25    $    .95    $    .86
  Discontinued operations:
    Loss from operations of discontinued businesses.......        --        (.03)         --        (.10)
    Loss on disposal of certain discontinued businesses...        --          --          --        (.11)
                                                            --------    --------    --------    --------
         Net income.......................................  $    .25    $    .22    $    .95    $    .65
                                                            ========    ========    ========    ========
Diluted earnings per share:
  Income from continuing operations.......................  $    .24    $    .25    $    .95    $    .86
  Discontinued operations:
    Loss from operations of discontinued businesses.......        --        (.03)         --        (.10)
    Loss on disposal of certain discontinued businesses...        --          --          --        (.11)
                                                            --------    --------    --------    --------
         Net income.......................................  $    .24    $    .22    $    .95    $    .65
                                                            ========    ========    ========    ========
Shares used in earnings per share calculations (in
  thousands):
  Basic...................................................   562,539     644,959     593,021     643,494
  Diluted.................................................   567,789     647,243     598,594     646,734
Cash dividends per share..................................  $    .02    $    .02    $    .06    $    .06

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $   124         $   297
  Accounts receivable, less allowances for doubtful accounts
     of $1,571 in 1999 and $1,645 in 1998...................       1,834           2,096
  Inventories...............................................         367             434
  Income taxes receivable...................................         188             149
  Other.....................................................       1,002             887
                                                                 -------         -------
                                                                   3,515           3,863
Property and equipment, at cost.............................      13,955          15,644
Accumulated depreciation....................................      (5,650)         (6,195)
                                                                 -------         -------
                                                                   8,305           9,449
Investments of insurance subsidiary.........................       1,545           1,614
Investments in and advances to affiliates...................         617           1,275
Intangible assets, net......................................       2,481           2,910
Other.......................................................         164             318
                                                                 -------         -------
                                                                 $16,627         $19,429
                                                                 =======         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   608         $   784
  Accrued salaries..........................................         384             425
  Other accrued expenses....................................       1,147           1,282
  Long-term debt due within one year........................       1,010           1,068
                                                                 -------         -------
                                                                   3,149           3,559
Long-term debt..............................................       5,522           5,685
Professional liability risks, deferred taxes and other
  liabilities...............................................       1,679           1,839
Minority interests in equity of consolidated entities.......         768             765
Stockholders' equity:
  Common stock, $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     542,282,000 voting shares and 21,000,000 nonvoting
     shares -- September 30, 1999 and 621,578,300 voting
     shares and 21,000,000 nonvoting shares -- December 31,
     1998...................................................           6               6
  Capital in excess of par value............................         934           3,498
  Other.....................................................           8              11
  Accumulated other comprehensive income....................          43              80
  Retained earnings.........................................       4,518           3,986
                                                                 -------         -------
                                                                   5,509           7,581
                                                                 -------         -------
                                                                 $16,627         $19,429
                                                                 =======         =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               1999      1998
                                                              -------   -------
Cash flows from continuing operating activities:
  Net income................................................  $   566   $   421
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
       Provision for doubtful accounts......................      985     1,052
       Depreciation and amortization........................      836       932
       Income taxes.........................................     (117)      632
       Gains on sales of facilities.........................     (257)     (537)
       Impairment of long-lived assets......................      160       334
       Loss from discontinued operations....................       --       134
       Changes in operating assets and liabilities..........   (1,387)   (1,416)
       Other................................................       20        15
                                                              -------   -------
       Net cash provided by continuing operating
        activities..........................................      806     1,567
                                                              -------   -------
Cash flows from investing activities:
       Purchase of property and equipment...................     (936)     (969)
       Acquisition of hospitals and health care entities....       --      (116)
       Disposition of hospitals and health care entities....      660     1,570
       Spin-off of facilities to stockholders...............      886        --
       Change in investments................................      557      (269)
       Change in net assets of discontinued operations,
        net.................................................       --        48
       Sale of certain discontinued operations..............       --       662
       Other................................................       17       102
                                                              -------   -------
       Net cash provided by investing activities............    1,184     1,028
                                                              -------   -------
Cash flows from financing activities:
       Issuance of long-term debt...........................    1,024        --
       Net change in bank borrowings........................     (441)   (2,433)
       Repayment of long-term debt..........................     (826)     (141)
       Payment of cash dividends............................      (35)      (39)
       Issuances (repurchases) of common stock, net.........   (1,905)       81
       Other................................................       20         2
                                                              -------   -------
       Net cash used in financing activities................   (2,163)   (2,530)
                                                              -------   -------
Change in cash and cash equivalents.........................     (173)       65
Cash and cash equivalents at beginning of period............      297       110
                                                              -------   -------
Cash and cash equivalents at end of period..................  $   124   $   175
                                                              =======   =======
Interest payments...........................................  $   320   $   412
Income tax payments (refunds), net..........................  $   565   $  (116)

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 1999, these affiliates owned and operated 202 hospitals, 81 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA Healthcare Corporation are also partners in several 50/50 joint ventures that own and operate 12 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The affiliates' facilities are located in 24 states, England and Switzerland. The terms "Columbia/HCA" or the "Company," as used in this Quarterly Report on Form 10-Q, refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Management believes it is too early to predict the outcome or effect of the ongoing investigations or qui tam and other actions. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS (CONTINUED)
a material adverse effect on the Company's financial position and results of operations. (See Note 10--Contingencies and Part II, Item 1: Legal Proceedings.)

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

  Divestiture of Certain Hospitals and Surgery Centers

     During 1999, the Company recognized a net pretax gain of $257 million ($151 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During the first nine months of 1999, management identified and initiated, or revised, plans to divest or close during 1999 and 2000, 19 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $195 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. The hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $101 million and $167 million for the quarters ended September 30, 1999 and 1998, respectively, and approximately $421 million and $530 million for the nine months ended September 30, 1999 and 1998, respectively. These facilities incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $20 million and $19 million for the quarters ended September 30, 1999 and 1998, respectively, and approximately $40 million and $48 million for the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, the Company completed the sales of 5 of the 19 consolidating hospitals and the 4 non-consolidating hospitals, and 4 of the consolidating hospitals were included in the spin-off of Triad. The Company completed the sales of 3 consolidating hospitals in October 1999. The proceeds from the completed sales approximated the carrying values and were used to repay bank borrowings. Proceeds from the expected divestitures will be used to repay bank borrowings.

  Spin-Offs

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. Triad was comprised of 34 consolidating hospitals and LifePoint was comprised of 23 consolidating hospitals. Capital in excess of par value was reduced by approximately $683 million for the spin-offs of LifePoint and Triad.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 1999 and 1998, the Company recorded the following pretax charges related to the investigation and restructuring of operations as discussed in
Note 2 -- Investigations and Note 3 -- Restructuring of Operations (in millions):

                                                             QUARTER       NINE MONTHS
                                                           ------------    ------------
                                                           1999    1998    1999    1998
                                                           ----    ----    ----    ----
Professional fees related to investigations and
  restructuring of operations............................  $20     $20     $62     $72
Other....................................................    4       1      22      18
                                                           ---     ---     ---     ---
                                                           $24     $21     $84     $90
                                                           ===     ===     ===     ===

NOTE 5 -- DISCONTINUED OPERATIONS

     Discontinued operations included three of the four business units acquired in the Company's August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. During 1997, the Company implemented plans to dispose of these businesses. During the second and third quarters of 1998, the Company completed the sales of the three Value Health units for proceeds totaling $662 million. The proceeds from the sales were used to repay bank borrowings. The Company recorded a $73 million loss upon completion of these sales during the second quarter of 1998, representing an adjustment to the tax benefit related to the estimated $443 million after-tax loss on disposal of discontinued operations recorded in the fourth quarter of 1997.

     During the third and fourth quarters of 1998, the Company completed five separate sales transactions that included substantially all of the Company's home health care operations and received approximately $90 million in proceeds. The proceeds from the sales were used to repay bank borrowings.

     Revenues of the discontinued businesses totaled $98 million and $920 million for the quarter and nine months ended September 30, 1998, respectively.

NOTE 6 -- INCOME TAXES

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America's ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include: the disallowance of certain acquisition-related costs, executive compensation, system conversion costs and insurance premiums which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The IRS is claiming an additional $374 million in income taxes and interest with respect to disputed issues through September 30, 1999.

     The Company expects to receive a Statutory Notice of Deficiency ("Statutory Notice") during the first quarter of 2000 in connection with the IRS examination of its 1995 and 1996 Federal income tax returns. The Company anticipates filing a petition with the Tax Court contesting any claimed deficiencies and proposed adjustments included in the Statutory Notice during the second quarter of 2000. Because the 1995 - 96 IRS examination has not been completed, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 6 -- INCOME TAXES (CONTINUED)
     Tax Court decisions received in 1996 and 1997 related to the IRS' examination of HCA's 1981 through 1988 Federal income tax returns may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 2000. Because no final decisions have been made regarding appeals of the decisions, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

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

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the quarters and nine months ended September 30, 1999 and 1998 (dollars in millions, except per share amounts):

                                                QUARTER               NINE MONTHS
                                         ---------------------    --------------------
                                           1999         1998        1999        1998
                                         ---------    --------    --------    --------
Numerator (a):
  Income from continuing operations....  $     138    $    163    $    566    $    555
Denominator:
  Share reconciliation (in thousands):
  Shares used for basic earnings per
     share.............................    562,539     644,959     593,021     643,494
  Effect of dilutive securities:
     Stock options.....................      4,285       1,677       3,446       2,604
     Warrants and other................        965         607       2,127         636
                                         ---------    --------    --------    --------
  Shares used for dilutive earnings per
     share.............................    567,789     647,243     598,594     646,734
                                         =========    ========    ========    ========
Earnings per share:
  Basic earnings per share from
     continuing operations.............  $     .25    $    .25    $    .95    $    .86
  Diluted earnings per share from
     continuing operations.............  $     .24    $    .25    $    .95    $    .86

---------------

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

NOTE 8 -- LONG-TERM DEBT

     During March 1999, the Company entered into a $1.0 billion Senior Interim Term Loan Agreement. Borrowings under this agreement were used during the second quarter to fund the $1.0 billion share repurchase program approved in February 1999 (see Note 9 -- Stock Repurchase Program). The Company previously entered into a $1.0 billion senior term loan in June 1998. During the third quarter of 1999, the Company repaid $500 million on the senior interim term loan. During the third quarter of 1999, the Company repaid $100 million on the senior term loan. The Company used amounts available under the Company's revolving credit facility to fund the payments on the senior interim term loan and the senior term loan.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In February 1999, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock, which the Company completed through open market purchases and accelerated purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During the second quarter of 1999, through open market purchases, the Company repurchased 10 million shares of its common stock for approximately $232 million. Also during 1999, the Company, through accelerated purchase agreements, repurchased 28 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which $1 billion of the Company's common stock was repurchased. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. During the first quarter of 1999, the Company settled forward purchase contracts representing 15.0 million shares at a cost of approximately $323 million. The Company settled another 24.4 million shares at a cost of approximately $566 million during the second quarter of 1999. The Company repurchased 4 million shares for $97 million during the fourth quarter of 1998 and 0.6 million shares for $14 million through open market purchases.

     During 1999, the share repurchase transactions reduced capital in excess of par value by approximately $1.9 billion.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The agreement also provided that the Company's share repurchase program announced in February 1999 could be completed, at the Company's discretion, through open market purchases, privately negotiated transactions or through accelerated or forward purchase contracts. The Company and the government acknowledge that the amount in the agreement is not based upon the amount or expected amount of any potential settlement of the ongoing government investigation, and the agreement does not constitute an admission of liability by the Company.

NOTE 10 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note 2 -- Investigations, for a description of the ongoing government investigations) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed are substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 1999 and 1998 are as follows (in millions):

                                                          QUARTER       NINE MONTHS
                                                        ------------    ------------
                                                        1999    1998    1999    1998
                                                        ----    ----    ----    ----
Net income............................................  $138    $146    $566    $421
Change in unrealized gains on securities..............   (32)    (16)    (31)    (16)
Foreign currency translation adjustments..............     5       4      (6)      2
                                                        ----    ----    ----    ----
Comprehensive income..................................  $111    $134    $529    $407
                                                        ====    ====    ====    ====

     The components of accumulated other comprehensive income, net of related taxes, at September 30, 1999 and December 31, 1998 are as follows (in millions):

                                                              1999    1998
                                                              ----    ----
Net unrealized gains on securities..........................  $46     $77
Foreign currency translation adjustments....................   (3)      3
                                                              ---     ---
Accumulated other comprehensive income......................  $43     $80
                                                              ===     ===

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Columbia/HCA operates in one line of business, which is operating hospitals and related health care entities. The Company's revenues related to patients participating in the Medicare program approximated 28% and 30% for the quarters ended September 30, 1999 and 1998, respectively, and 29% and 31% for the nine months ended September 30, 1999 and 1998, respectively.

     Columbia/HCA's operations are structured in two geographically organized groups: the Eastern Group made up of 104 consolidating hospitals located in the Eastern United States and the Western Group made up of 85 consolidating hospitals located in the Western United States. These two groups make up the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes 11 consolidating hospitals which are located in the United States but are not located in the Company's core markets and are currently held for sale. During the third quarter of 1999, the Company moved 8 consolidating hospitals which are currently held for sale, three of which were sold during the third quarter, from the Eastern and Western Groups to the National Group. One hospital which had been previously held for sale was moved to the Eastern Group since it will not be sold. The Company also operates 2 consolidating hospitals in Switzerland.

     The Company completed the spin-offs of LifePoint and Triad (the "Spin-offs") during the second quarter of 1999. At April 30, 1999, LifePoint included 23 consolidating hospitals which are located in non-urban areas where, in almost every case the hospital is the only hospital in the community. At April 30, 1999, Triad included 34 consolidating hospitals, approximately three-quarters of which are located in small cities, generally in the Southern, Western and Southwestern United States where the hospital is usually the only hospital or one of two hospitals in the community, and the remainder of Triad's facilities are located in larger urban areas typically characterized by a high rate of population growth. See Note 3 -- Restructuring of Operations.

     The geographic distribution of the Company's revenues and EBITDA, restated for the restructuring of operations, for the quarters and nine months ended September 30, 1999 and 1998, the quarters ended June 30, 1999 and 1998 and March 31, 1999 and 1998 and the years ended December 31, 1998, 1997 and 1996 are summarized in the following table (EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interest and income taxes). The

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) geographic distribution of the Company's assets, restated for the restructuring of operations, as of September 30, 1999 and December 31, 1998, 1997 and 1996 are also summarized in the following table (dollars in millions):

                                                                                     NINE MONTHS
                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED          ENDED                 YEAR ENDED
                             SEPTEMBER 30,       JUNE 30,          MARCH 31,        SEPTEMBER 30,            DECEMBER 31,
                            ---------------   ---------------   ---------------   -----------------   ---------------------------
                             1999     1998     1999     1998     1999     1998     1999      1998      1998      1997      1996
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
Revenues:
  Eastern Group...........  $1,965   $1,846   $1,989   $1,933   $2,080   $1,998   $ 6,034   $ 5,777   $ 7,677   $ 7,585   $ 7,595
  Western Group...........   1,751    1,664    1,798    1,655    1,803    1,657     5,352     4,976     6,607     6,346     6,141
  Corporate and
    other(a)..............      87       86       85      128       84      120       256       334       400       432       593
  National Group..........      96      469      125      541      186      582       407     1,592     1,910     2,359     2,393
  Spin-offs...............      --      514      164      524      502      544       666     1,582     2,087     2,097     2,064
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
                            $3,899   $4,579   $4,161   $4,781   $4,655   $4,901   $12,715   $14,261   $18,681   $18,819   $18,786
                            ======   ======   ======   ======   ======   ======   =======   =======   =======   =======   =======
EBITDA:
  Eastern Group...........  $  393   $  349   $  438   $  422   $  512   $  474   $ 1,343   $ 1,245   $ 1,581   $ 1,458   $ 1,918
  Western Group...........     276      265      296      255      311      302       883       822       979       997     1,479
  Corporate and
    other(a)..............       3        2      (47)      44      (14)       5       (58)       51        47       (58)       56
  National Group..........     (17)       9       (1)      19        6       52       (12)       80        55       184       356
  Spin-offs...............      --       57       20       56       63       68        83       181       206       270       405
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
                            $  655   $  682   $  706   $  796   $  878   $  901   $ 2,239   $ 2,379   $ 2,868   $ 2,851   $ 4,214
                            ======   ======   ======   ======   ======   ======   =======   =======   =======   =======   =======

                                                                                     DECEMBER 31,
                                                              SEPTEMBER 30,   ---------------------------
                                                                  1999         1998      1997      1996
                                                              -------------   -------   -------   -------
Assets:
  Eastern Group.............................................     $ 6,854      $ 6,950   $ 6,891   $ 7,166
  Western Group.............................................       6,510        6,895     6,531     6,519
  Corporate and other(a)....................................       2,848        3,016     4,866     3,535
  National Group............................................         415          842     1,905     2,094
  Spin-offs.................................................          --        1,726     1,809     1,802
                                                                 -------      -------   -------   -------
                                                                 $16,627      $19,429   $22,002   $21,116
                                                                 =======      =======   =======   =======

---------------

(a) Includes the Company's 2 consolidating hospitals which are located in Switzerland.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform,
(vii) the ability to attract and retain qualified management and personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock,
(x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges,
(xiii) the complexity of integrated computer systems, any failure of the Company or its material third party suppliers or payers to timely achieve Year 2000 readiness or institute effective contingency plans in the event such Year 2000 readiness is not achieved, and the expense of the remediation efforts of the Company in achieving Year 2000 readiness, and effecting any necessary contingency plans, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, and (xviii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BUSINESS STRATEGY

     Columbia/HCA's primary objective is to provide the communities it serves with a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
hospitals usually provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company, including outpatient surgery centers, diagnostic centers, rehabilitation facilities and other facilities. In addition, Columbia/HCA operates psychiatric hospitals which generally provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 47 states and the District of Columbia.

     As a part of its ongoing strategy, the Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company believes it is better able to attract and serve patients and physicians. The Company believes it is also able to reduce operating costs by sharing certain services among several facilities in the same market and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     In May 1999, Columbia/HCA established LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad"), as independent, publicly-traded companies through tax-free spin-offs of these companies to Columbia/HCA stockholders. LifePoint's hospitals are located in non-urban areas where, in almost every case, LifePoint's hospital is the only hospital in the community. Approximately three-quarters of Triad's hospitals are located in small cities, generally in the Southern, Western and Southwestern United States, where Triad's hospital is usually either the only hospital or one of two hospitals in the community, and the remainder of Triad's hospitals are located in larger urban areas.

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

     The Company has substantially completed the restructuring of its operations in an effort to create a smaller and more focused company. The divestiture of the home health operations and the Value Health business units and the spin-offs of LifePoint and Triad allow Columbia/HCA management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced. The Company continues to experience a shift in its payer mix as patients move from traditional indemnity insurance and Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under Medicare or traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)
are being reduced. Admissions related to Medicare, Medicaid, managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 1999 and 1998 are set forth below.

                                                 QUARTER         NINE MONTHS
                                              --------------    --------------
                                              1999     1998     1999     1998
                                              -----    -----    -----    -----
Medicare....................................   35.8%    38.0%    37.8%    39.7%
Medicaid....................................   11.3     11.6     11.0     11.4
Managed care and other discounted...........   43.0     39.6     41.0     38.3
Other.......................................    9.9     10.8     10.2     10.6
                                              -----    -----    -----    -----
                                              100.0%   100.0%   100.0%   100.0%
                                              =====    =====    =====    =====

     Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

     Reductions in the rate of increase in Medicare and Medicaid reimbursement, and increasing percentages of patient volume attributed to patients participating in managed care plans are expected to present ongoing challenges to the Company. The challenges presented by these trends are enhanced by the fact that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flows will deteriorate.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Operating Results Summary

     The following is a summary of results from continuing operations for the quarters and nine months ended September 30, 1999 and 1998 (dollars in millions, except per share amounts):

                                                                            QUARTER
                                                              ------------------------------------
                                                                    1999                1998
                                                              ----------------    ----------------
                                                              AMOUNT     RATIO    AMOUNT     RATIO
                                                              -------    -----    -------    -----
Revenues....................................................  $ 3,899    100.0    $ 4,579    100.0
Salaries and benefits.......................................    1,583     40.6      1,900     41.5
Supplies....................................................      618     15.9        730     15.9
Other operating expenses....................................      733     18.7        914     20.0
Provision for doubtful accounts.............................      318      8.2        369      8.1
Depreciation and amortization...............................      262      6.8        312      6.7
Interest expense............................................      122      3.1        142      3.1
Equity in earnings of affiliates............................       (8)    (0.2)       (16)    (0.4)
Gains on sales of facilities................................       --       --       (537)   (11.7)
Impairment of long-lived assets.............................       --       --        334      7.3
Restructuring of operations and investigation related
  costs.....................................................       24      0.6         21      0.5
                                                              -------    -----    -------    -----
                                                                3,652     93.7      4,169     91.0
                                                              -------    -----    -------    -----
Income from continuing operations before minority interests
  and income taxes..........................................      247      6.3        410      9.0
Minority interests in earnings of consolidated entities.....       13      0.3         16      0.4
                                                              -------    -----    -------    -----
Income from continuing operations before income taxes.......      234      6.0        394      8.6
Provision for income taxes..................................       96      2.5        231      5.0
                                                              -------    -----    -------    -----
Income from continuing operations...........................  $   138      3.5    $   163      3.6
                                                              =======    =====    =======    =====

Basic earnings per share from continuing operations.........  $   .25             $   .25
Diluted earnings per share from continuing operations.......  $   .24             $   .25
% changes from prior year:
    Revenues................................................    (14.8)%              (0.7)%
    Income from continuing operations before income taxes...    (40.4)              161.0
    Income from continuing operations.......................    (15.2)               80.1
    Basic earnings per share from continuing operations.....       --                66.7
    Diluted earnings per share from continuing operations...     (4.0)               66.7
    Admissions (a)..........................................    (19.4)               (0.6)
    Equivalent admissions (b)...............................    (20.9)               (1.1)
    Revenues per equivalent admission.......................      7.6                 0.3
Same facility % changes from prior year (c):
    Revenues................................................      5.8                (0.4)
    Admissions (a)..........................................      2.0                 0.7
    Equivalent admissions (b)...............................      1.9                 1.3
    Revenues per equivalent admission.......................      3.8                (1.7)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary (continued)

                                                                          NINE MONTHS
                                                              ------------------------------------
                                                                    1999                1998
                                                              ----------------    ----------------
                                                              AMOUNT     RATIO    AMOUNT     RATIO
                                                              -------    -----    -------    -----
Revenues....................................................  $12,715    100.0    $14,261    100.0

Salaries and benefits.......................................    5,119     40.3      5,911     41.4
Supplies....................................................    1,994     15.7      2,195     15.4
Other operating expenses....................................    2,451     19.2      2,815     19.7
Provision for doubtful accounts.............................      985      7.8      1,052      7.4
Depreciation and amortization...............................      836      6.4        932      6.6
Interest expense............................................      351      2.8        440      3.1
Equity in earnings of affiliates............................      (73)    (0.6)       (91)    (0.6)
Gains on sales of facilities................................     (257)    (2.0)      (537)    (3.8)
Impairment of long-lived assets.............................      160      1.3        334      2.3
Restructuring of operations and investigation related
  costs.....................................................       84      0.7         90      0.6
                                                              -------    -----    -------    -----
                                                               11,650     91.6     13,141     92.1
                                                              -------    -----    -------    -----
Income from continuing operations before minority interests
  and income taxes..........................................    1,065      8.4      1,120      7.9
Minority interests in earnings of consolidated entities.....       41      0.3         54      0.4
                                                              -------    -----    -------    -----
Income from continuing operations before income taxes.......    1,024      8.1      1,066      7.5
Provision for income taxes..................................      458      3.6        511      3.6
                                                              -------    -----    -------    -----
Income from continuing operations...........................  $   566      4.5    $   555      3.9
                                                              =======    =====    =======    =====
Basic earnings per share from continuing operations.........  $   .95             $   .86
Diluted earnings per share from continuing operations.......  $   .95             $   .86
% changes from prior year:
    Revenues................................................    (10.8)%              (1.3)%
    Income from continuing operations before income taxes...     (3.9)              (31.4)
    Income from continuing operations.......................     (2.0)              (40.3)
    Basic earnings per share from continuing operations.....     10.5               (38.6)
    Diluted earnings per share from continuing operations...     10.5               (38.1)
    Admissions (a)..........................................    (13.8)                0.3
    Equivalent admissions (b)...............................    (15.4)                0.9
    Revenues per equivalent admission.......................      5.3                (2.1)
Same facility % changes from prior year (c):
    Revenues................................................      4.3                (1.9)
    Admissions (a)..........................................      2.2                 0.7
    Equivalent admissions (b)...............................      2.1                 1.7
    Revenues per equivalent admission.......................      2.2                (3.5)

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended September 30, 1999 and 1998

     Income from continuing operations before income taxes decreased to $234 million in 1999 from $394 million in 1998 and pretax margins decreased to 6.0% in 1999 from 8.6% in 1998. The decrease in pretax income was primarily attributable to a decrease in the number of facilities as a result of the spin-offs and other asset sales completed as part of the restructuring of operations and gains of $537 million in 1998 resulting from the completed sale of several facilities as part of the Company's restructuring of operations. See
Note 3 -- Restructuring of Operations of the Notes to Condensed Consolidated Financial Statements.

     Revenues decreased 14.8% to $3.9 billion in 1999 compared to $4.6 billion in 1998. Inpatient admissions decreased 19.4% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 20.9%. Revenues, admissions and equivalent admissions declined primarily as a result of the spin-offs of LifePoint and Triad and sales of several facilities. At September 30, 1999 there were 92 fewer hospitals and 22 fewer surgery centers than there were at September 30, 1998. On a same facility basis, revenues increased 5.8%, admissions increased 2.0% and equivalent admissions increased 1.9% from a year ago. Revenue per equivalent admission increased 7.6% from 1998 to 1999 and on a same facility basis increased 3.8% from 1998 to 1999 due to success achieved during 1999 in improved managed care pricing.

     The decline in revenues was due to several factors, including, decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $25 million), a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 43% in 1999 compared to 40% during 1998) and a net decrease in the number of consolidating hospitals and surgery centers due to the sales and spin-offs of several facilities during 1999.

     Salaries and benefits, as a percentage of revenues, decreased to 40.6 % in 1999 from 41.5% in 1998. The increase in revenue per equivalent admission was a primary factor for the decrease. In addition, the Company was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased slightly compared to last year).

     Supply costs remained relatively flat as a percentage of revenues at 15.9%.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased, as a percentage of revenues, to 18.7% in 1999 from 20.0% in 1998 due to certain fixed costs such as rents and leases and utilities remaining relatively flat while revenue per equivalent admission was increasing. A decline in professional fees, due to the sales of certain teaching facilities which incurred costs for medical directorships, also contributed to the decrease.

     Provision for doubtful accounts, as a percentage of revenues, increased to 8.2% in 1999 from 8.1% in 1998 due to payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles). Management is unable to quantify the effects, but the shift in payer mix is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years.

     Equity in earnings of affiliates decreased as a percentage of revenues at 0.2% in 1999 compared to 0.4% in 1998. The decrease was due to an impairment charge recorded by one of our equity investment entities (resulting in an $8 million decrease) and the sales of certain non-consolidating hospitals during 1999. At September 30, 1999 there were 12 fewer non-consolidating hospitals than there were at September 30, 1998.

     Depreciation and amortization increased as a percentage of revenues to 6.8% in 1999 from 6.7% in 1998, primarily due to the increased capital expenditures related to ancillary services (such as outpatient services) and information systems. Capital expenditure in these areas generally result in shorter depreciation and amortization lives for the assets acquired than typical hospital acquisitions.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended September 30, 1999 and 1998 (continued)
     Interest expense decreased to $122 million in 1999 compared to $142 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to last year. This was due to the restructuring of operations discussed earlier which resulted in the receipt of cash proceeds in 1999 and the third and fourth quarters of 1998 which were used to pay down borrowings.

     During 1999 and 1998, respectively, the Company incurred $24 million and $21 million of restructuring of operations and investigation related costs. These costs included $20 million in professional fees related to the restructuring of operations and the investigations in 1999 and 1998.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     The decrease in the effective income tax rate from 1998 to 1999 is primarily due to higher amounts of non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets during the 1998 period.

     As previously discussed, the Company has substantially completed the restructuring of its operations. See Note 3 -- Restructuring of Operations of the Notes to Condensed Consolidated Financial Statements. Assuming the completion of the restructuring as of the beginning of the period, the Company's remaining core assets had combined net income from continuing operations which increased to $161 million in 1999 from a loss of $1 million in 1998. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core assets increased 10% to $176 million in 1999 from $160 million in 1998.

  Nine Months Ended September 30, 1999 and 1998

     Income from continuing operations before income taxes decreased 3.9% to $1,024 million in 1999 from $1,066 million in 1998. Pretax margins increased to 8.1% in 1999 from 7.5% in 1998. The decrease in pretax income was primarily attributable to $537 million in gains on sales of facilities in 1998 compared to only $257 million in gains on sales of facilities in 1999 (an excess of $203 million in net gains over the $334 in impairment charges recorded during the first nine months of 1998 compared to an excess of $97 million in net gains over the $160 million in impairment charges recorded during the first nine months of
1999) and an increase in the operating margin.

     Revenues decreased 10.8% to $12.7 billion in 1999 compared to $14.3 billion in 1998. Inpatient admissions decreased 13.8% from a year ago and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 15.4%. Revenues, admissions and equivalent admissions declined primarily as a result of the spin-offs of LifePoint and Triad and the sales of facilities. At September 30, 1999 there were 92 fewer hospitals and 22 fewer surgery centers than there were at September 30, 1998. On a same facility basis, revenues increased 4.3%, admissions increased 2.2% and equivalent admissions increased 2.1% from a year ago. Revenue per equivalent admission increased 5.3% from 1998 to 1999 and on a same facility basis increased 2.2% from 1998 to 1999.

     The decline in revenues was due to several factors including decreases in Medicare rates of reimbursement mandated by the BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $85 million), a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 41% in 1999 compared to 38% during 1998) and a net decrease in the number of consolidating hospitals and surgery centers due to the spin-offs and sales of several facilities during 1999 and 1998.

     Salaries and benefits, as a percentage of revenues, decreased to 40.3% in 1999 from 41.4% in 1998. The increase in revenues per equivalent admission was a primary factor for the decrease. In addition, the Company

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Nine Months Ended September 30, 1999 and 1998 (continued) was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased slightly compared to last year).

     Supply costs increased as a percentage of revenues to 15.7% in 1999 from 15.4% in 1998 due to an increase in the cost of supplies per equivalent admission related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 19.2% in 1999 from 19.7% in 1998, due to certain fixed costs such as rent and leases, and utilities remaining relatively flat while revenue per equivalent admission was increasing. A decline in professional fees, due to the sales of certain teaching facilities which had costs for medical directorships, also contributed to the decrease.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.8% in 1999 from 7.4% in 1998 due to external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and an increase in self pay net revenue as a percentage of total patient revenue. Management is unable to quantify the effects of each of these factors, but the shift in payer mix is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years.

     Equity in earnings of affiliates remained flat as a percentage of revenues at 0.6%.

     Depreciation and amortization remained relatively flat as a percentage of revenues in 1999 compared to 1998.

     Interest expense decreased to $351 million in 1999 compared to $440 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to last year. This was due to the restructuring of operations discussed earlier which has resulted in the receipt of cash proceeds in 1999 and in the third and fourth quarters of 1998 which were used to pay down borrowings.

     During 1999 and 1998, respectively, the Company incurred $84 million and $90 million of restructuring of operations and investigation related costs. These costs included $62 and $72 million in professional fees related to the restructuring of operations and investigations, $2 million and $5 million of severance costs and $20 million and $13 million in various other costs in 1999 and 1998, respectively.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     The effective income tax rate is high in both 1999 and 1998 due to non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets.

     As previously discussed, the Company has substantially completed the restructuring of its operations. See Note 3--Restructuring of Operations of the Notes to Condensed Consolidated Financial Statements. Assuming the completion of the restructuring as of the beginning of the period, the Company's remaining core assets had combined net income from continuing operations which increased 37.8% to $558 million in 1999 from $405 million in 1998. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core assets increased 7.0% to $649 million in 1999 from $607 million in 1998.

  Liquidity

     Cash provided by continuing operating activities totaled $806 million during the first nine months of 1999 compared to $1.6 billion in 1998. The decrease was primarily due to changes in the timing of tax payments, as

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
tax payments of $565 million have been made in 1999 compared to a net $116 million tax refund received during 1998.

     Cash provided by investing activities increased to $1.2 billion in 1999, compared to $1.0 billion during the first nine months of 1998. The increase was due to proceeds from changes in investments of $557 million (including repayment by a non-consolidating joint venture of Company advances of approximately $330 million) compared with $269 million used to invest in affiliates in 1998. This increase in cash flows from investments in affiliates was partially offset by a lower level of proceeds from sales and the spin-offs (approximately $1.5 billion in 1999 compared to approximately $2.2 billion in 1998).

     Cash flows used in financing activities totaled $2.2 billion in the first nine months of 1999 compared to $2.5 billion in 1998. The excess of cash flows from operations and cash provided by investing activities was primarily used to repurchase the Company's common stock (approximately $2.0 billion) during the first nine months of 1999. During the third quarter of 1999, the Company repaid $100 million on the Company's senior term loan and $500 million on the senior interim term loan. The Company used amounts available under the Company's revolving credit facility to fund these payments.

     Working capital totaled $366 million as of September 30, 1999 compared to $304 million at December 31, 1998. Management believes that cash flows from operations, amounts available under the Company's bank revolving credit facility and proceeds from expected asset sales will be sufficient to meet expected liquidity needs during the next twelve months.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at September 30, 1999 and $1.8 billion at December 31, 1998.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $500 million at September 30, 1999. The Company cannot predict if, or when, their joint venture partners will exercise such options.

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

     In February 1999, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. The Company completed the repurchase of its shares through open market purchases and through a series of accelerated purchase contracts. During the first quarter of 1999, through open market purchases, the Company repurchased 3.6 million shares of its common stock for approximately $68 million. During the second quarter of 1999, through open market purchases, the Company repurchased 10 million shares of its common stock for approximately $232 million. Also during the second quarter of 1999, the Company, through accelerated purchase agreements, repurchased approximately 28 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which $1 billion of the Company's common stock was repurchased. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. During the first quarter of 1999, the Company settled forward purchase contracts representing 15.0 million shares at a cost of approximately $323 million. The Company settled another 24.4 million shares at a cost of approximately $565 million during the second

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
quarter of 1999. The Company also repurchased 4 million shares for $97 million during the fourth quarter of 1998 and 0.6 million shares for $14 million through open market purchases.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The Company and the government acknowledge that the amount in the agreement is not based upon the amount or expected amount of any potential settlement of the ongoing government investigation and the agreement does not constitute an admission of liability by the Company.

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

  Capital Resources

     Excluding acquisitions, capital expenditures were approximately $1 billion during the first nine months of 1999 and for the same period in 1998. Planned capital expenditures in 1999 are expected to approximate $1.2 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $116 million during the first nine months of 1998.

     The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt, amounts available under the Company's revolving credit facility (approximately $580 million as of October 31, 1999) and equity. At September 30, 1999, there were projects under construction which had an estimated additional cost to complete and equip over the next three years of approximately $735 million.

     The Company's revolving credit facility, the $1.0 billion senior term loan and the $1.0 billion senior interim term loan contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. The Senior Interim Term Loan Agreement also provides for the mandatory prepayment of loans thereunder in the case of certain debt or equity issuances. The Company is currently in compliance with all such covenants.

     In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+.

     The Company entered into a $1.0 billion Senior Interim Term Loan Agreement during March 1999. The borrowings under this agreement were used to fund the $1.0 billion share repurchase program approved in February 1999. The Company's revolving credit facility and $1.0 billion Senior Term Loan Agreement were amended during March 1999 to permit the spin-offs of LifePoint and Triad and place a $1.25 billion letter of credit sublimit in the revolving credit facility.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Capital Resources (continued)
     In July 1999, the Company filed a "shelf" registration statement and prospectus with the Securities and Exchange Commission relating to $1.5 billion in debt securities.

     The Company continues to manage its capital structure during this process through the application of such proceeds, as it considers appropriate, to the repayment of debt and the repurchase of its common stock.

IMPACT OF YEAR 2000 ISSUES

     The Company has dedicated substantial resources to address the impact of the Year 2000 problem on the Company. The Company has engaged appropriate individuals and groups within its organization, as well as independent consultants, in an effort to address the Year 2000 problem as it may affect the Company and to help address the potential for a material interruption to the Company's operations or impact to its patients' safety and health. If uncorrected, Year 2000 problems could result in computer system and program failures that could result in material disruptions of the Company's business operations and equipment and medical device malfunctions that could materially adversely affect patient diagnosis and treatment.

     The Company has completed the material aspects of its information technology ("IT") systems portion of the Company's Year 2000 project, which addresses the inventory, assessment, remediation, testing and implementation of centrally supported and distributed (i) internally developed software and (ii) mission critical third party software (i.e., that software which is essential for day-to-day operations). The Company adopted a structured approach to inventory, assessment, remediation, testing and implementation with regard to its centrally supported and distributed software, with test cases based on future dates and aging of dates. Testing was conducted internally and at the Company's disaster recovery site. Testing, remediation and implementation of certain specialized software applications used at a non-healthcare provider subsidiary is scheduled to be completed in the fourth quarter of 1999 and is currently not expected to have a material effect on the Company's Year 2000 readiness based on the relative size of the subsidiary. The Company has developed contingency plans and an Information Technology and System Control Center which will be staffed to address Year 2000 problems which may arise.

     With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor-supplied products (such as hardware, systems software, business software and telecommunication equipment). The Company has contacted vendors, analyzed the vendor information provided, and is completing its efforts to remediate, replace or otherwise address IT products that could pose a material Year 2000 impact on the Company. The Company developed a database of vendor compliance information for use by its facilities to determine the Year 2000 readiness of such facility assets. The Company had originally anticipated completion of the IT infrastructure portion of its program by September 30, 1999. Due to certain delays and other implementation issues at a number of the Company's facilities being remediated, as of the time of this Form 10-Q, the Company anticipates completion of the IT infrastructure portion of its program in the fourth quarter of 1999. The cause for the delays have been reviewed, and action plans have been implemented to provide a focused effort to cure the delays. Contingency plans have been developed for mission critical and high impact patient care and business operation areas.

     With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment, facility and physical plant equipment and other related equipment with embedded chips. The Company implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that could pose a material Year 2000 impact. These vendor contacts included a survey and assessment process and on-site visits to certain high impact vendors, which

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 ISSUES (CONTINUED)
have now been substantially completed. The Company originally anticipated completion of the non-IT infrastructure portion of its program by September 30, 1999. Due to certain delays and other implementation issues at a number of the Company's facilities being remediated, as of the date of this Form 10-Q, the Company anticipates completion of the non-IT infrastructure portion of its program in the fourth quarter of 1999. The cause for the delays have been reviewed, and action plans have been implemented to provide a focused effort to cure the delays. Contingency plans have been developed for mission critical and high impact patient care and business operation areas.

     The Company has directed and is continuing to direct substantial efforts to repair, replace, upgrade or otherwise address equipment and medical devices that will have a direct impact on patient care in its effort to address the risk to patient safety and health. The Company is relying on information that is being provided to it by equipment and medical device manufacturers regarding the Year 2000 status of their products. While the Company is attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. There also can be no assurances that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacements or upgrades will avoid all Year 2000 problems. Contingency plans have been developed for mission critical and high impact patient care and business operation areas.

     The Company has communicated with its major accounts receivable ("A/R") vendors and third party payers, including government payers and fiscal intermediaries on Year 2000 readiness issues. As of September 30, 1999, the Company had contacted its major A/R vendors and third party payers to request end to end testing relating to billing and payment. The Company has completed or is in the process of testing with most of its vendors and many of its major payers. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company has not received assurances that all these interfaces will be Year 2000 compliant. Because certain payers have refused or are not ready to test with the Company's systems, testing and continued follow-up efforts with those payers and intermediaries that will test will continue through the end of the year. The Company anticipates that some third party payers will be unable or unwilling to participate in the Company's request for voluntary testing. Additionally, the Company recognizes that, even though it has successfully tested with a payer, such testing will not ensure that the payer will be able to process the Company's claims in a post Year 2000 day-to-day environment. Multiple failures of third party systems from which the Company derives significant revenues could have a material adverse effect on the Company's cash flow and results of operations. Contingency plans are being developed in the event payments are delayed for an extended period of time due to a Year 2000 problem.

     The Company has also communicated with its mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations, such as medical-surgical suppliers) to verify their ability to continue to deliver goods and services after December 31, 1999. These efforts included a survey and assessment process, on-site visits to certain high impact suppliers and vendors, as well as a program of website review and telephone and mail contact. The Company has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services after the arrival of the Year 2000, but the Company is continuing its efforts to obtain such assurances. Contingency plans for this area of the program include identification of alternate suppliers for "at risk" suppliers.

     With the assistance of external resources, the Company has developed contingency plans in the event that its Year 2000 efforts, or the efforts of third parties upon which the Company relies, are not accurately or timely completed. The Company will continue to implement contingency plans as needed. Contingency plans have been developed for mission-critical and high impact patient care and business operations. The contingency plans developed by the facilities include those in the following areas: medical equipment,

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 ISSUES (CONTINUED)
suppliers and service providers, utilities, information technology and services, facility and physical plant equipment and business office operations.

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance and other payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning efforts and is engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. In addition to the extended infrastructure risks discussed above, potential worst case scenarios include medical devices and systems failing to operate properly; material and unplanned expenditures to correct unanticipated Year 2000 failures, including remediation, replacement or upgrade of equipment, and extended operation of labor intensive contingency plans; material and extended payment delays from the Company's payers; unavailability of critical supplies from historic or alternate vendors which result in the inability to continue the operation of one or more facilities; litigation from any of the above; and the inability of the Company to bill or receive payment for its services over an extended period.

     As of September 30, 1999, the estimated minimum Year 2000 project costs (consultants, training, compliance systems development, etc.) which will be expensed have been increased from $86 million to approximately $90 million. The increase is related to certain retention bonuses and other items to be paid in connection with the Year 2000 project. This estimate does not include payroll costs for certain internal employees because these costs are not separately tracked by the Company. Cumulatively through September 30, 1999, the Company has incurred $79 million of expenses related to the Year 2000 project, including $22 million incurred during the first nine months of 1999. In addition to the above Year 2000 project costs, the Company currently estimates the minimum Year 2000 capitalized and expensed costs incurred for the remediation, upgrade and replacement of its impacted non-IT infrastructure systems and equipment to be increased from $80 million to approximately $86 million. The increase of $6 million is related to estimates for additional equipment purchased that must be expensed rather than capitalized under the Company's capitalization policy. As of September 30, 1999, the Company had incurred approximately $71 million of these capitalized and expensed costs. The Company believes that its total cost may increase as it completes its assessment and remediation of non-IT infrastructure systems and equipment and such costs will be expensed or capitalized as appropriate.

     The potential estimated costs of the Company's Year 2000 project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, as of September 30, 1999. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. These estimates do not include the costs of executing any contingency plans or potential litigation claims resulting from any Year 2000 failure. There can be no assurance that the Company's Year 2000 project will be timely completed in all respects within the estimated cost range. Actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the cost and ability to locate and correct all relevant computer codes and all medical equipment.

     The Company believes that if (i) any material phase or aspect of its Year 2000 project is not completed successfully and timely, (ii) certain mission critical suppliers and venders (particularly medical surgical suppliers and utilities) are not able to deliver goods or services after December 31, 1999, or
(iii) its contingency plans do not anticipate and effectively address actually experienced Year 2000 related problems or do not effectively address unanticipated Year 2000 related problems, then the Company's results of

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 ISSUES (CONTINUED)
operations and financial condition, as well as its day-to-day business operations and its ability to provide health care services (potentially including patient diagnosis and treatment), could be materially adversely affected.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $374 million as of September 30, 1999. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 6 -- Income Taxes of the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               1999       1998
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      273         310
  June 30...................................................      204         309
  September 30..............................................      202         294
  December 31...............................................                  281
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       95         142
  June 30...................................................       81         139
  September 30..............................................       81         103
  December 31...............................................                  102
Licensed hospital beds at (a):
  March 31..................................................   51,797      60,739
  June 30...................................................   43,969      60,418
  September 30..............................................   43,461      57,521
  December 31...............................................               53,693
Weighted average licensed beds (b):
  Quarter:
    First...................................................   52,451      60,765
    Second..................................................   46,490      60,712
    Third...................................................   43,511      59,396
    Fourth..................................................               55,594
  Year......................................................               59,104
Average daily census (c):
  Quarter:
    First...................................................   26,546      28,816
    Second..................................................   21,467      25,780
    Third...................................................   19,704      24,414
    Fourth..................................................               23,932
  Year......................................................               25,719
Admissions (d):
  Quarter:
    First...................................................  477,400     508,200
    Second..................................................  395,800     475,400
    Third...................................................  370,500     459,700
    Fourth..................................................              448,500
  Year......................................................            1,891,800
Equivalent Admissions (e):
  Quarter:
    First...................................................  703,300     756,600
    Second..................................................  596,900     733,500
    Third...................................................  557,900     705,100
    Fourth..................................................              680,400
  Year......................................................            2,875,600
Average length of stay (days) (f):
  Quarter:
    First...................................................      5.0         5.1
    Second..................................................      4.9         4.9
    Third...................................................      4.9         4.9
    Fourth..................................................                  4.9
  Year......................................................                  5.0

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               1999       1998
                                                              -------   ---------
NON-CONSOLIDATING (G)
Number of hospitals in operation at:
  March 31..................................................       24          26
  June 30...................................................       16          26
  September 30..............................................       12          24
  December 31...............................................                   24
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        5           5
  June 30...................................................        4           5
  September 30..............................................        3           5
  December 31...............................................                    5
Licensed hospital beds at:
  March 31..................................................    6,015       6,357
  June 30...................................................    3,868       6,317
  September 30..............................................    3,153       6,029
  December 31...............................................                6,015

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

(g) The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company. They are accounted for using the equity method of accounting and are, therefore, not included on a fully consolidating basis in the condensed consolidated financial statements.

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

     Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment related to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS (TRICARE) overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted in July 1998 by a superseding indictment. The trial on this matter commenced on May 3, 1999. On July 2, 1999, the jury returned a mixed verdict, finding two such employees guilty and acquitting one. The jury was unable to reach a verdict as to the fourth employee. Sentencing has been scheduled for December 1999 for the two convicted employees. The Government and the fourth employee executed an agreement to defer prosecution for 18 months after which charges will be dismissed.

     Several hospital and other facilities affiliated with the Company in various states have also received individual Federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

     In general, the Company believes that the United States Department of Justice and other Federal and state governmental authorities are investigating certain acts, practices or omissions alleged to have been engaged in by the Company with respect to Medicare, Medicaid and CHAMPUS (TRICARE) patients regarding (a) allegedly improper DRG coding (commonly referred to as "upcoding") relating to bills submitted for medical services, (b) allegedly improper outpatient laboratory billing (e.g., unbundling of services and medically unnecessary tests), (c) inclusion of allegedly improper items in cost reports submitted as a basis for reimbursement under Medicare, Medicaid and similar government programs, (d) arrangements with physicians and other parties that allegedly violate certain Federal and state laws governing fraud and abuse, anti-kickback and "Stark" laws and (e) allegedly improper acquisitions of home health care agencies and allegedly excessive billing for home health care services.

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

     While it is too early to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2--Investigations and Note 10--Contingencies of the Notes to Condensed Consolidated Financial Statements.)

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

     On February 12, 1999, the United States filed a Motion before the Judicial Panel on Multidistrict Litigation ("MDL" Panel) seeking to transfer and consolidate, pursuant to 28 U.S.C. sec. 1407, all qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL Panel denied the Motion on procedural grounds. On August 12, 1999, the United States Government filed an Application to Conduct 28 U.S.C. sec. 1407 Consolidated Proceedings under seal with the MDL Panel. The underlying motion to consolidate the proceedings relates to the qui tam cases against the Company, both sealed and unsealed.

     On October 5, 1998, the matter of United States of America ex rel. James F. Alderson v. Columbia/HCA Healthcare Corp., Healthtrust-The Hospital Company and Quorum Health Group, et al., Case No. 97-2035-CIV-T-23E, in the Middle District of Florida, Tampa Division, was unsealed. The government intervened in this action on October 1, 1998. The Complaint was originally filed in Montana in 1993 but was later transferred to Florida. The Complaint alleges that defendants made false statements in annual Medicare cost reports over a period of ten years. The Complaint further alleges that defendants engaged in a scheme of filing improper reimbursement claims while keeping a "secret" set of books which were known as "reserve cost reports" and concealing these books from Medicare auditors. The Government filed and served an Amended Complaint against Quorum Health Group. The Government has not yet served an Amended Complaint on the Columbia/HCA defendants.

     The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was unsealed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicare payments, thereby rendering false defendants' claims for Medicare reimbursement. An Amended Complaint, which has not been served on the Company, also alleges that defendants engaged in fraudulent accounting practices, paid kickbacks for patient referrals, upcoded claims for reimbursement from Federal healthcare programs and shifted costs to its Medicare cost reports. Defendants have moved to dismiss the Complaint, and that motion is pending.

Defendants have also moved to stay discovery while the motion to dismiss is pending. The Government announced that it intervened on all counts of the Amended Complaint except for the count alleging false statements to JCAHO.

     The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator's motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment and the Court's deadline for filing such a motion has passed. This action is currently stayed.

     In December 1998, the matter of United States of America ex rel. John W. Schilling v. Columbia/HCA Healthcare Corporation, et al., Civil Action No. 96-1264-CIV-T-23B, in the Middle District of Florida, was unsealed. The Government has intervened in this action. The Complaint alleges that defendants made false statements in annual Medicare cost reports. The Complaint further alleges, as in Alderson (above), that the Company kept "reserve cost reports." The Government has not yet served the Complaint on Defendants, and the case is currently stayed.

     In June 1998, the case United States of America ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. This complaint was unsealed by the Court on April 9, 1999. The Government has intervened in this lawsuit but has not yet served the complaint on the Company. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative were excessive and not reasonable and that the claims for reimbursement for these management fees violated the anti-kickback statutes.

     A lawsuit captioned United States of America ex rel. James Thompson v. Columbia/ HCA Healthcare Corporation, et al. was filed on March 10, 1995 in the United States District Court for the Southern District of Texas, Corpus Christi Division (Civil Action No. C-95-110). In general, the relator claims that the defendants (the Company and certain subsidiaries and affiliated partnerships) engaged in a widespread strategy to pay physicians money for referrals and engaged in other conduct to induce referrals, such as: (i) offering physicians equity interests in hospitals; (ii) offering loans to physicians; (iii) paying money under the guise of "consultation fees" to physicians to guarantee their capital investment; (iv) paying consultation fees, rent or other monies to physicians; (v) providing office space for free or reduced rent; (vi) providing free or reduced rate vacations and trips; (vii) providing free or reduced rate opportunities for additional medical training; (viii) providing income guarantees; and (ix) granting physicians exclusive rights to perform procedures in particular fields of practice. The defendants filed a Motion to Dismiss the Second Amended Complaint in November 1995 which was granted by the Court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the Trial Court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Although some discovery has occurred, there is currently a stay of discovery.

     The matter of United States of America ex rel. Sandra Russell; and Sandra Russell, in her own right v. EPIC Healthcare Management Group, et al., No. H-95-99151, was filed on January 18, 1995 in the United States District Court for the Southern District of Texas, Houston Division. The complaint alleges that the defendants submitted claims, records and/or statements for Medicare reimbursement in connection with home health services which were false. The defendants moved to dismiss in May 1997. The court granted defendant's motion but allowed the relator the right to replead. Relator filed an amended complaint. Defendants filed a second motion to dismiss which was granted on June 25, 1998. Relator filed an Appeal. The Fifth Circuit affirmed the dismissal on October 14, 1999.

     The matter of Mary Ann Wisz, Individually, and ex rel. United States of America v. C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc., et al., Case No. 97-C-2646, was filed on April 16, 1997, in the United States District Court for the Northern District of Illinois, Eastern Division. An amended complaint was filed on February 17, 1998, and on May 15, 1998, relator was permitted leave to file its Second Amended Complaint. In addition to adding Midwestern University as a party defendant, the Second Amended Complaint contained allegations that Olympia Fields Osteopathic Hospital and Medical Center and/or the Chicago Osteopathic Hospital changed dates on out-patient surgical procedures. That portion of the Second Amended Complaint has been answered and discovery is ongoing. The Second Amended Complaint also alleges that one or both hospitals directed surgical nurses to misdesignate the severity of surgeries. That portion of the Second Amended Complaint was subject to a partial motion to dismiss, which motion was granted. The parties in this matter have reached a settlement in principle. Such settlement must be documented and approved by the court before it becomes effective, and C/HCA Development, Inc. d/b/a Columbia-Olympia Fields Osteopathic Hospital and Medical Center, Inc. was dismissed from the matter on August 11, 1999.

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

     In August 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd., Columbia West Radiology Group, P.A., West Texas Radiology Group, Rio Grande Physicians' Services Inc., El Paso Nurses Unlimited Inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas and the Company was served on or about September 16, 1999. In general, the complaint alleges that the defendants submitted false claims regarding the 72-hour rule, cost reports and central business office billings, wrote-off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy charges and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, improperly billed certified first assistants in surgery, home health visits, senior health centers, diabetic treatment and wound care centers. The Government has not intervened in this action. The parties have agreed to extend the time within which to respond to the complaint.

     On October 18, 1999, three subsidiaries of the Company received a qui tam complaint from the relator, entitled United States ex rel. Dan R. Williams v. West Regional Medical Center, West Florida Medical Center Clinic, West Florida Behavioral Health, filed on May 28, 1999, in the U.S. District Court of the Northern District of Florida, No. 3:99CV221LAC. The complaint alleges, in general, that the defendants billed the Federal Employees Health Benefit Program for a physician visit on days during relator's hospitalization when, according to the relator, a physician visit had not occurred. The complaint alleges this was a standard practice. The complaint also alleges that blood tests and laboratory services submitted during relator's hospitalization were inaccurate, and that the three defendants engaged in a system of self-referral designed to increase usage of each others' services. The United States has not intervened in this case.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an Order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and
(iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of Columbia/HCA stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for independent public directors and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an Order temporarily staying the lawsuit.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The Louisiana State Employees Retirement System is the public pension fund of the State of Louisiana. The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company;
(ii) enjoining the Company from paying any benefits to individual defendants;
(iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the Court transferred this case to the Middle District of Tennessee. By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above. As a result of the court's September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit have filed an appeal from that order.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which has not been ruled on by the court. The parties are currently engaged in discovery pending a ruling by the court on plaintiffs' motion.

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

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organization Act ("RICO") based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998.

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999.

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

     The matter of The United Paper Workers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys' fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it has been conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re:
Columbia/HCA Healthcare Corporation Billing Practices Litigation.

     The matter of Douglas, Cheryl, individually, and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation, et al. is a purported class action filed on March 5, 1998 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 98 CH 2942. The suit generally alleges that defendants were involved in fraudulent and deceptive acts including wrongful billing, unnecessary treatment and wrongful diagnosis of patients with illnesses that necessitate higher medical fees for financial gain. The suit seeks damages, costs and expenses. On September 18, 1998, the Company's motion to dismiss was granted and plaintiff's complaint was dismissed without prejudice. On November 6, 1998, the plaintiff filed an amended complaint alleging violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of contract and civil conspiracy. On April 16, 1999, the court granted the Company's motion to dismiss the amended complaint. Such dismissal was with prejudice as to the civil conspiracy count and without prejudice as to the remaining counts, and plaintiff was provided time to replead those counts that had been dismissed without prejudice. The Company subsequently entered into a settlement of this lawsuit with the plaintiff in exchange for a full and complete release of the Company by the plaintiff. The settlement has been consummated and this lawsuit has been dismissed.

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

     The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter (above) in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The court denied Jackson's motion on December 19, 1997, and Jackson subsequently filed a Complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys' fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint which are pending. Jackson moved to transfer the case to the judge handling the Brown case which is also pending, but the motion to transfer was denied on April 8, 1999. Discovery has commenced.

     The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleged that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiff's Complaint also claimed the right to recover attorneys' fees and costs. In September 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The Court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, the court granted defendant's motion for summary judgment on Count I on the ground of mootness. No monetary judgment was recovered. In September 1998, the court entered an order denying plaintiff's motion for attorneys' fees and granting their motion for costs. Both parties have appealed the September 1998 orders. Those appeals are pending. There have been no appeals of the final judgments.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts claimed are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2--Investigations and Note 10--Contingencies of the Notes to Condensed Consolidated Financial Statements.

     The Company is unable to measure the effect or predict the magnitude that these matters and the related media coverage could have on the Company's future results of operations and financial position.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys fees and costs. A bench trial was held from June 8 through July 1, 1999, and the Court is expected to hear closing arguments later this year.

     A class action styled Mary Forsyth, et al. v. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 29, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas, a facility now owned by the Company. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiffs' claims but granted plaintiffs judgment on one claim. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiffs' expert claims antitrust damages of approximately $13-$21 million. Humana Inc. ("Humana") petitioned the United States Supreme Court for a Writ of Certiorari on the RICO claims which was granted. On January 20, 1999, the Supreme Court affirmed the Ninth Circuit's decision that the plaintiffs could proceed with their RICO claims. The Supreme Court did not address the amount of damages that plaintiffs could seek on their claim. The entire case is now back in the Nevada district court, where Humana has filed several motions seeking dismissal of the antitrust claims. A settlement has been negotiated and has received the preliminary approval of the Court. A hearing on the parties' joint motion for final approval is set for November 30, 1999.

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim and third-party complaint have filed answers to the counterclaim and third-party complaint. Discovery has been conducted and several dispositive motions are pending with the court.

     The Company intends to pursue the defense of these actions and prosecution of its counterclaims and third party claims vigorously.

     The Company from time to time is a party to certain proceedings in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 6 to the Condensed Consolidated Financial Statements which is incorporated herein by reference.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 3--Amended and Restated Bylaws of the Company.*

     Exhibit 10.1--Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated.*

     Exhibit 10.2--First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan.*

     Exhibit 12--Statement re Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 27--Financial Data Schedule.*

     *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

     On July 27, 1999, the Company filed a report on Form 8-K which included its second quarter 1999 earnings release.

     On September 13, 1999, the Company filed a report on Form 8-K which announced the substantial completion of the Company's restructuring, announced the filing of a "shelf" registration statement relating to $1.5 billion of debt securities, and updated certain additional information.

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

Date: November 15, 1999