Form 10-K405
period 1999-12-31
COLUMBIA HCA HEALTHCARE CORP/
filed 2000-03-30
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     As of March 15, 2000, there were outstanding 543,479,300 shares of the Registrant's Voting Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of March 15, 2000 the aggregate market value of the Common Stock held by non-affiliates was approximately $10,992,420,000. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, The Columbia/HCA Healthcare Corporation Stock Bonus Plan, the Columbia/HCA Healthcare Corporation Salary Deferral Plan, the EPIC Profit Sharing Plan and the Healthtrust 401(k) Retirement Program have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
                                      PART I
Item 1.    Business....................................................       3
Item 2.    Properties..................................................      20
Item 3.    Legal Proceedings...........................................      21
Item 4.    Submission of Matters to a Vote of Security Holders.........      32

                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      33
Item 6.    Selected Financial Data.....................................      34
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      36
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      49
Item 8.    Financial Statements and Supplementary Data.................      49
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      49

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........      50
Item 11.   Executive Compensation......................................      50
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      50
Item 13.   Certain Relationships and Related Transactions..............      50

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................      51

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Columbia/HCA Healthcare Corporation is one of the leading health care services companies in the United States. At December 31, 1999, the Company operated 207 hospitals, comprised of 184 general, acute care hospitals, 11 psychiatric hospitals, and 12 hospitals included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 83 outpatient surgery centers, three of which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "Company" or "Columbia/HCA" as used herein refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners.

     The Company's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals and through the Company's freestanding outpatient surgery and diagnostic centers, and rehabilitation facilities. The Company's psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 47 states and the District of Columbia.

     The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. The Company's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number at such address is (615) 344-9551.

     Prior to 1997, the Company grew substantially through a series of corporate mergers and acquisitions of individual facilities. In September 1993, the Company acquired Galen Health Care, Inc. ("Galen") in a merger accounted for as a pooling of interests. In February 1994, the Company acquired HCA-Hospital Corporation of America ("HCA") in a merger accounted for as a pooling of interests. In September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase, and in April 1995, the Company acquired Healthtrust, Inc. -- The Hospital Company ("Healthtrust") in a merger accounted for as a pooling of interests. During the 1993-1996 time period, the Company also completed numerous joint ventures and other acquisitions of health care assets.

     In August of 1997, following the inception of a Federal investigation into its business practices, the Company made substantial changes to its top management and initiated a plan to restructure its operations to create a smaller and more focused company. During 1998, the Company completed the sales of 36 hospitals and 36 ambulatory surgery centers, and substantially completed the sales of its home health businesses and three of the four units acquired in the August 1997 acquisition of Value Health, Inc. ("Value Health"). Throughout 1998, the Company acquired six hospitals and completed the construction of three hospitals.

     During 1999, the Company completed the sales of 24 hospitals and closed four hospitals. The Company also terminated a lease to operate another facility and leased two hospitals to another party to operate. The Company completed the sales of four surgery centers and closed two surgery centers. In May 1999, the Company also completed the tax-free spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") creating two independent publicly traded companies, which together operated 57 hospitals at the time of the spin-offs.

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

BUSINESS STRATEGY

     The Company's business strategy is to be a comprehensive provider of quality health care services, in the most cost-effective manner possible in select communities. The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and local physicians. By developing a comprehensive health care network with a broad range of health care services located throughout a market area, the Company believes it is better able to attract and serve patients and physicians. The Company believes it is also able to reduce operating costs by sharing certain services among several facilities in the same area and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     The Company has substantially implemented the action plan developed in August 1997, to become a smaller, more focused Company and to return the Company's emphasis to its primary goal of local, community-focused patient care. The Company has also redefined its approach to certain business practices that may have led to the investigations by certain government agencies and has instituted a values based culture to insure patient care is our primary focus. This strategy will allow Company management to concentrate their efforts on the Company's strategic locations.

     The Company and the health care industry are facing many challenges, including the growing number of uninsured, reimbursement pressures from government and non-government payers and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to these challenges, the Company is implementing a shared services initiative. This initiative is a company-wide program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, the Company is implementing company-wide supply improvement and distribution programs that will include consolidating purchasing and accounts payable functions regionally, combining warehouses and developing division-based procurement programs.

HEALTH CARE FACILITIES

     The Company currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, cardiac rehabilitation centers, physical therapy centers, radiation oncology centers, comprehensive outpatient rehabilitation centers and various other facilities.

     At December 31, 1999, the Company operated 184 general, acute care hospitals with 41,080 licensed beds and an additional 12 hospitals with 3,179 licensed beds that are operated through joint ventures which are accounted for using the equity method. Most of the Company's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

     Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals are affiliated with medical schools, and, among other things, may participate in the clinical rotation of medical students.

     At December 31, 1999, the Company operated 11 psychiatric hospitals with 1,404 licensed beds. The Company's psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, as well as, adult and adolescent alcohol and drug abuse treatment and counseling. The hospitals use the "treatment team" concept whereby the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinate each phase of therapy. Services provided by this team include crisis intervention, individual psychotherapy, group and family therapy, social services, chemical dependency counseling, behavioral modification and physical therapy. Certain of the Company's general, acute care hospitals also have a limited number of licensed psychiatric beds.

     Other outpatient or related health care services operated by the Company include ambulatory surgery centers, diagnostic centers, outpatient physical therapy/rehabilitation centers, outpatient radiation therapy centers, cardiac rehabilitation centers and skilled nursing services. These outpatient and related services are an integral component of the Company's strategy to develop a comprehensive health care network in select communities.

     In addition to providing capital resources, the Company makes available a variety of management services to its health care facilities, most significantly: ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; personnel management and internal audit.

SOURCES OF REVENUE

     Hospital revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital.

     The Company receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, HMOs, PPOs and private insurers, as well as directly from patients. The approximate percentages of patient revenues from continuing operations of the Company's facilities from such sources were as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Medicare....................................................    29%     30%     34%
Medicaid....................................................     7%      6%      6%
Managed care................................................    37%     32%     28%
Other sources...............................................    27%     32%     32%
                                                              ----    ----    ----
          Total.............................................   100%    100%    100%
                                                              ====    ====    ====

     Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital benefits to qualifying individuals who are unable to afford care. Substantially all of the Company's hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided.

     To attract additional volume, most of the Company's hospitals offer discounts from customary charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit the Company's ability to increase charges in response to increasing costs. See "Competition." Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third party payers.

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

     Under PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program. DRG weights are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, providers receive additional payments (cost outliers). DRG payments do not consider a specific hospital's cost, but are adjusted for area wage differentials. The majority of inpatient capital costs for acute care facilities are reimbursed on a prospective payment system based on DRG weights multiplied by a Federal rate adjusted by a geographic adjustment factor. Outpatient capital costs are reimbursed at cost less 10%.

     DRG rates are updated and DRG weights are recalibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates (the "market basket") gives consideration to the inflation experienced by hospitals (within the hospital market basket) in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each Federal fiscal year, which begins on October 1. The historical DRG rate increases were 1.1%, 1.5%, 2.0%, 0.0%, 0.5% and 1.1% for Federal fiscal years 1995, 1996, 1997, 1998, 1999, and 2000, respectively. The budgeted updates for Federal fiscal years 2001 and 2002 are market basket minus 1.1% for both years.

     Outpatient services provided at general, acute care hospitals typically are reimbursed by Medicare at the lower of customary charges, a blend of fee schedule amounts and costs that are subject to limits, or actual costs, subject to limits. The Balanced Budget Act of 1997 ("BBA-97"), enacted August 5, 1997, contains provisions that affect outpatient services, including a requirement that HCFA adopt a prospective payment system for outpatient hospital services to begin January 1, 1999. However, implementation of the outpatient PPS was delayed because of Year 2000 systems concerns. The outpatient PPS is currently anticipated to be implemented in July 2000. At such time as outpatient PPS is implemented, the rates will be based on the rates that would have been in effect January 1, 1999, updated by the rate of increase in the hospital market basket minus one percentage point. The Company is not able to predict the effect, if any, that the new payment system will have on its financial results. After the fee schedule is established for this new PPS system, the fee schedule is to be updated by the market basket minus 1.0% for each of Federal fiscal years 2000 through 2002. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not covered under a Part A stay are reimbursed according to the Medicare physician fee schedule.

     Payments to PPS-exempt hospitals and units, (i.e., inpatient psychiatric, rehabilitation and long-term hospital services), are based upon reasonable cost, subject to a cost per discharge target (the TEFRA limit). These limits are updated annually by a market basket index. For Federal fiscal years 1995, 1996 and 1997, the market basket rate of increase was 3.7%, 3.4%, and 2.5% respectively. For Federal fiscal years 1994 through 1997, the market basket was reduced by the lesser of 1% or the percentage difference between 10% and the percentage by which the hospital's allowable operating costs exceeded the target amount in Federal fiscal year 1990. For Federal fiscal year 1998, there was no increase. The update for cost reporting periods beginning on or after October 1, 1998 (i.e., FY 1999) is the market basket less a percentage point between 0% and 2.4% depending on the hospital's or unit's costs in relation to the ceiling (target). Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units. For Federal fiscal year 1998, these limits were $10,534, $19,104, and $37,688 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively. For Federal fiscal year

1999, these new limits were $10,787, $19,562 and $38,593 per discharge, respectively. For Federal fiscal year 2000, these limits are $11,100, $20,129 and $39,712 per discharge respectively. In addition the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For Federal fiscal year 1998 these amounts were $8,517, $16,738, and $18,947 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively, and are wage adjusted. For Federal fiscal year 1999, these amounts are $8,686, $17,077 and $22,010 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively. For Federal fiscal year 2000, these amounts are $8,938, $17,573 and $22,649 per discharge for inpatient psychiatric, rehabilitation and long-term hospital services, respectively.

     Skilled nursing facilities ("SNF") have historically been reimbursed by Medicare on the basis of actual costs, subject to certain limits. BBA-97 requires the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities will be paid a Federal per diem rate for virtually all covered services. The new payment system is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The law also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. The consolidated billing and coding requirements are effective for services and items furnished on or after July 1, 1998. Originally, HCFA provided for a "transition period", but this instruction was subsequently superseded. The transition period was eliminated and instead HCFA provided that a SNF must consolidate its bills as of its PPS start date, for those of its residents who are in a covered Part A stay.

     BBA-97 also requires the United States Department of Health and Human Services ("HHS") to establish a PPS for home health services, to be implemented beginning October 1, 1999. Prior to implementation, BBA-97 establishes certain interim payment reforms for cost reporting periods beginning on or after October 1, 1997, including reduced per visit costs limits, and agency-specific per beneficiary annual limits on an agency's costs. Effective for cost reporting periods beginning on or after October 1, 1997, home health agencies are paid the lower of (i) their reasonable costs, (ii) per visit limits or (iii) blended agency specific per beneficiary limits based on 98% of 1994 base year costs. The interim payment system will continue to be utilized until the PPS for home health services is implemented. HCFA intends to implement full transition to the PPS on October 1, 2000. The Company substantially divested its home health care services in 1998.

     Currently, physicians are paid by Medicare on a physician fee schedule. However, physicians working in rural health clinics, such as those maintained by the Company, are reimbursed for their professional and administrative services through the rural health clinic at cost, subject to per visit limits, unless the rural health clinic is based at a rural hospital with less than 50 beds.

     Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Five of the Company's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals include a higher reimbursement rate, which is based on a blend of hospital-specific costs and the national DRG rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the Tricare (formally known as CHAMPUS) program has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes (i.e., exempt from Tricare DRG-based payment system).

     BBA-97 mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, hospital outpatient services beginning January 1, 1999 (delayed until July 1,
2000), home health services for Medicare cost reporting periods beginning after September 30, 1999 (delayed until October 1, 2000), and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after September 30, 2000. Prior to the commencement of the prospective payment systems, payment constraints will be applied to PPS-exempt hospitals and units for Medicare cost reporting periods beginning on or after October 1, 1997. As of December 31, 1999, the

Company had 59 rehabilitation hospitals/units, 103 skilled nursing facility units, one long-term care hospital and 78 psychiatric hospitals/units.

     On November 29, 1999 President Clinton signed the Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999. This significant legislation will likely have a positive impact on the BBA-97 provisions described above. Changes were made to medical education payments and adjustments, inpatient PPS disproportionate share payments, limits for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units, rural health clinic payments (Critical Access Hospitals), sole community hospitals payment rate options, SNF payment rates, home health payment rates and many other payment rate provisions. Transition provisions for outpatient PPS and suspension of the outpatient therapy caps for Federal fiscal years 2000 and 2001 were also included. With the exception of a few program memoranda, HCFA has not yet begun to translate this legislation into published regulations.

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

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. As a result of the ongoing government investigations, the annual audits of many of the Company's cost reports are being delayed. The Company believes that adequate provisions have been made in its financial statements for any material retroactive adjustments that might result from such audits and that final resolution of the contested issues will not have a material adverse effect upon its results of operations or financial position.

     Reviews of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing government investigations of the Company. We remain unable to predict the outcome of these investigations; however, if the Company or any of its facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of the Company. See Item
3 -- "Legal Proceedings."

  Managed Care

     Pressures to control the costs of health care have resulted in increases to the percentage of admissions and revenues attributable to managed care payers. The percentage of the Company's admissions attributable to managed care payers increased from 38.7% for the year ended December 31, 1998 to 41.4% for the year ended December 31, 1999. The percentage of the Company's revenues from continuing operations attributable to managed care payers increased from 31.7% for the year ended December 31, 1998 to 36.7% for the year ended December 31, 1999. The Company expects that the trend toward increasing percentages of admissions and revenues related to managed care payers will continue in the future. The Company generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers.

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

     The following table sets forth certain operating statistics for hospitals owned by the Company. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months. Psychiatric hospital operations are also subject to certain seasonal fluctuations, including decreases in patient occupancy during the summer months and holiday periods.

                                                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
Number of hospitals at end of period(a)...        195         281         309         319         319
Number of licensed beds at end of
  period(b)...............................     42,484      53,693      60,643      61,931      61,347
Weighted average licensed beds(c).........     46,291      59,104      61,096      62,708      61,617
Admissions(d).............................  1,625,400   1,891,800   1,915,100   1,895,400   1,774,800
Equivalent admissions(e)..................  2,425,100   2,875,600   2,901,400   2,826,000   2,598,300
Average length of stay (days)(f)..........        4.9         5.0         5.0         5.1         5.3
Average daily census(g)...................     22,002      25,719      26,006      26,583      25,917
Occupancy rate(h).........................         48%         44%         43%         42%         42%

---------------

(a) Excludes 12 facilities in 1999, 24 facilities in 1998, 27 facilities in 1997, 22 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds, weighted based on periods owned.

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

COMPETITION

     Generally, other hospitals in the local communities served by most of the Company's hospitals provide services similar to those offered by the Company's hospitals. Additionally, in the past several years the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which the Company operates has increased significantly. As a result, most of the Company's hospitals operate in an increasingly competitive environment. The rates charged by the Company's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than the Company's hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities which may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to the Company's hospitals. In addition, in certain localities served by the Company there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at most of the Company's hospitals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, the Company's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

     The Company believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services, technology offered and prices charged. The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined. The Company's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circumstances.

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

     Another major factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from community to community depending on the market strength of such organizations.

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

     The hospital industry and the Company's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, the Company expands many of its facilities to include outpatient centers, offers discounts to private payer groups, upgrades facilities and equipment and offers new programs and services.

REGULATION AND OTHER FACTORS

  Licensure, Certification and Accreditation

     Health care facility construction and operation is subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. The Company's health care facilities are properly licensed under appropriate state laws. Substantially all of the Company's general, acute care hospitals are certified for participation in the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). Certain of the Company's psychiatric hospitals do not participate in these programs. Should any facility lose its Joint Commission accreditation, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to make changes in its facilities, equipment, personnel and services.

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

  Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), to assess the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to the HHS that a provider which is in substantial noncompliance with the standards of the PROs be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

  Federal Health Care Program Regulations

     Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for services not rendered or misrepresenting actual services rendered in order to obtain higher reimbursement; (ii) including improper costs in a cost report;
(iii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act, hereinafter the "Anti-Fraud Amendments"); (iv) failing to stabilize or appropriately transfer all individuals who come to its emergency room who have an "emergency medical condition" (whether or not any such individual is eligible for Medicare), such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon such hospital under certain provisions of the Social Security Act.

     The provisions of the Anti-Fraud Amendments prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a Federal or state health care program, or ordering (or recommending or arranging for the ordering of) any covered service or item. Courts have interpreted these laws broadly so that many otherwise reasonable business arrangements may implicate the Anti-Fraud Amendments or other Federal health care laws. Violations of the Anti-Fraud Amendments may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, civil money penalties ("CMP") of $50,000 and damages of up to three times the total amount of the remuneration, and exclusion from participation in Federal or state health care programs.

     In 1976 Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the Anti-Fraud Amendments, the OIG has from time to time issued "fraud alerts" that do not have the force of law, but identify features of transactions, which, if present, may indicate that the transaction violates the Anti-Fraud Amendments or other Federal health care laws. The OIG has identified the following incentive arrangements as suspect practices: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered or (j) "gainsharing," the practice of giving physicians a percentage share of any reduction in a hospital's costs for patient care attributable in part to the physician's efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

     In addition, in July 1991, the OIG issued final regulations outlining certain "safe harbors" for practices that potentially implicate the Antifraud Amendments, but would not be subject to enforcement action under the Anti-Fraud Amendments. The practices protected by the regulations include certain investment interests, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. These safe harbors were updated and expanded in November 1999, and additional new safe harbors were established for practioner recruitment, obstetrical malpractice insurance subsidies, group practices, cooperative hospital service organizations, ambulatory surgery centers, specialty referrals and certain managed care arrangements. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor protection. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal; rather, it may subject such arrangements to additional scrutiny by the OIG. Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

     Section 1877 of the Social Security Act (commonly known as the "Stark Law") prohibits referrals of Medicare and Medicaid patients by physicians to entities with which the physician has a financial relationship for the provision of certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include among other things, clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for certain financial relationships, including an exception if the physician has an ownership interest in the entire hospital. Where a financial relationship exists, the arrangement must meet a statutory exception or referrals are prohibited. Proposed regulations implementing the Stark Law, as amended, have not been implemented. The Company cannot predict the final form that such regulations will take or the effect that the Stark Law or the regulations promulgated thereunder will have on the Company.

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. sec. 1301 et seq.), to broaden the scope of certain fraud and abuse laws to include all health care services whether or not they are reimbursed under a Federal program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a Federal criminal offense. In addition, Federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

     HIPAA was followed by BBA-97 which was enacted by Congress in August 1997. BBA-97 contains a significant number of new fraud and abuse provisions. CMP may now be imposed for violations of the anti-kickback provisions of the Medicare and Medicaid statute (previously, exclusion or criminal prosecution were the only actions under the anti-kickback statute) as well as contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program. BBA-97 provides for a CMP of $50,000 and damages of not more than three times the amount of remuneration in the prohibited activity. In addition, BBA-97 also has important discharge planning and reimbursement provisions as well as surety bond requirements for home health agencies.

     The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Fraud Amendments, this statute is very broad. Careful and accurate coding of claims for reimbursement, including cost reports, must be performed to avoid liability under the false claims statutes.

     Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, do not and will not meet all of the requirements for safe harbor protection. The Company's operations could be adversely affected by the failure of such arrangements to comply with the Anti-Fraud Amendments, the Stark Law, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations, whether other legislation or regulations at the Federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     Medicare Regulations and Fraud and Abuse are areas included in the government investigation of the Company. See Item 3 -- "Legal Proceedings."

     All the Company's hospitals are subject to the Emergency Treatment and Active Labor Act ("EMTALA"), a Federal law that requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's emergency room to determine if that person is suffering from an emergency medical condition and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. There are severe penalties under EMTALA if a hospital refuses to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violation of EMTALA include fines and possibly the exclusion from participation in the Medicare program. In addition, an injured patient or the patient's family can bring a civil suit against the hospital.

     The government has adopted a broad interpretation of EMTALA to cover situations in which patients do not actually present to a hospital's emergency room but present to a hospital-based clinic or are transported in a hospital-owned ambulance. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. Moreover, patients are increasingly including in malpractice lawsuits EMTALA violation allegations.

     Management believes the Company's hospitals operate in compliance with EMTALA. However, there can be no assurance that the regulatory authorities empowered to investigate a Company hospital will not conclude that it has violated EMTALA, or that a patient will not sue a hospital alleging a violation of EMTALA.

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

  Revenue Ruling 98-15

     In March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS may propose to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. The Company is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling or any adverse determination by the IRS regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (that require the Company to purchase the partner's interest in the joint venture) by certain existing joint venture partners.

ENVIRONMENTAL MATTERS

     The Company is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, results of operations or competitive position.

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

     The Company and its insurance subsidiary maintain allowances for loss for professional and general liability risks which totalled $1.3 billion at December 31, 1999. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to earnings of the Company. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from the Company's working capital. While the Company's cash flow has been adequate to provide for professional and general liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for professional and general liabilities exceed anticipated losses, the results of operations and financial condition of the Company could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

     At December 31, 1999, the Company had approximately 168,000 employees, including approximately 50,000 part-time employees. Employees at 7 hospitals are represented by various labor unions. The Company considers its employee relations to be satisfactory. While the Company's hospitals experience union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. There can be no assurance as to future availability and cost of qualified medical personnel. References herein to "employees" refer to employees of affiliates of the Company.

     The Company's hospitals are staffed by licensed physicians who have been accepted to the medical staff of individual hospitals. With certain exceptions, physicians generally are not employees of the Company's hospitals. However, some physicians provide services in the Company's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of the Company's hospitals, but acceptance to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of the Company's hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 15, 2000, were as follows:

    NAME                                   AGE                      POSITION(S)
    ----                                   ---                      -----------
    Thomas F. Frist, Jr., M.D............  61   Chairman of the Board and Chief Executive Officer
    Jack O. Bovender, Jr.................  54   President, Chief Operating Officer and Director
    David G. Anderson....................  52   Senior Vice President -- Finance and Treasurer
    Richard M. Bracken...................  47   President -- Western Group
    Victor L. Campbell...................  53   Senior Vice President
    W. Leon Drennan......................  44   President -- Physician Services
    Rosalyn S. Elton.....................  38   Senior Vice President -- Operations Finance
    James A. Fitzgerald, Jr..............  45   Senior Vice President -- Contracts and Operations
                                                Support
    V. Carl George.......................  56   Senior Vice President -- Development
    Jay Grinney..........................  49   President -- Eastern Group
    Samuel N. Hazen......................  39   Chief Financial Officer -- Western Group
    Frank M. Houser, M.D.................  59   Senior Vice President -- Quality and Medical
                                                Director
    R. Milton Johnson....................  43   Senior Vice President and Controller
    Patricia T. Lindler..................  52   Senior Vice President -- Government Programs
    A. Bruce Moore, Jr...................  40   Senior Vice President -- Operations Administration
    Philip R. Patton.....................  47   Senior Vice President -- Human Resources
    Gregory S. Roth......................  43   President -- Ambulatory Surgery Group
    William B. Rutherford................  36   Chief Financial Officer -- Eastern Group
    Joseph N. Steakley...................  45   Senior Vice President -- Internal Audit & Consulting
                                                Services
    Beverly B. Wallace...................  49   Senior Vice President -- Revenue Cycle Operations
                                                Management
    Robert A. Waterman...................  46   Senior Vice President and General Counsel
    Noel Brown Williams..................  45   Senior Vice President and Chief Information Officer
    Alan R. Yuspeh.......................  50   Senior Vice President -- Ethics, Compliance and
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

     Jack O. Bovender, Jr. has served as President and Chief Operating Officer of the Company since August 1997. Mr. Bovender was appointed as a Director of the Company in July 1999. From April 1994 to August 1997, he was retired after serving as Chief Operating Officer of HCA from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA.

     David G. Anderson has served as Senior Vice President -- Finance of the Company since July 1999. Mr. Anderson served as Vice President -- Finance of the Company from September 1993 to July 1999 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice
President -- Finance and Treasurer of Humana Inc.

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

     Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA's Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA in 1972. Mr. Campbell is currently a director of the Federation of American Health Systems and serves on the operations committee of the American Hospital Association.

     W. Leon Drennan has served as President -- Physician Services for the Company since January 1998. Mr. Drennan served as Senior Vice President from February 1996 to December 1997. Mr. Drennan served as Senior Vice
President -- Internal Audit of the Company from January 1995 to February 1996. From February 1994 to January 1995, Mr. Drennan served as Vice
President -- Internal Audit of the Company. Mr. Drennan served as Vice President -- Internal Audit for HCA from 1987 until 1994.

     Rosalyn S. Elton has served as Senior Vice President -- Operations Finance of the Company since July 1999. Ms. Elton served as Vice President -- Operations Finance of the Company from August 1993 to July 1999. From October 1990 to August 1993, Ms. Elton served as Vice President -- Financial Planning and Treasury for the Company.

     James A. Fitzgerald, Jr. has served as Senior Vice President -- Contracts and Operations Support of the Company since July 1999. Mr. Fitzgerald served as Vice President -- Contracts and Operations Support of the Company from 1994 to July 1999. From 1993 to 1994, he served as the Vice President of Operations Support for HCA. From July 1981 to 1993, Mr. Fitzgerald served as Director of Internal Audit for HCA.

     V. Carl George has served as Senior Vice President -- Development of the Company since July 1999. Mr. George served as Vice President -- Development of the Company from April 1995 to July 1999. From September 1987 to April 1995, Mr. George served as Director of Development for Healthtrust. Prior to working for Healthtrust, Mr. George served with Hospital Corporation of America in various positions.

     Jay Grinney has served as President -- Eastern Group of the Company since March 1996. From October 1993 to March 1996, Mr. Grinney served as President of the Greater Houston Division of the Company. From November 1992 to October 1993, Mr. Grinney served as Chief Operating Officer of the Houston Region of the Company. From June 1990 to November 1992, Mr. Grinney served as President and Chief Executive Officer of Rosewood Medical Center in Houston, Texas.

     Samuel N. Hazen has served as Chief Financial Officer -- Western Group of the Company since August 1995. Mr. Hazen served as Chief Financial
Officer -- North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

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

     R. Milton Johnson has served as Senior Vice President and Controller of the Company since July 1999. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President -- Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax of Healthtrust from September 1987 to April 1995.

     Patricia T. Lindler has served as Senior Vice President -- Government Programs of the Company since July 1999. Ms. Lindler served as Vice
President -- Reimbursement of the Company from September 1998 to July 1999. Prior to that time, Ms. Lindler was the President of Health Financial Directions, Inc. from March 1995 to November 1998. From September 1980 to February 1995, Ms. Lindler served as Director of Reimbursement of the Company's Florida Group.

     A. Bruce Moore, Jr. has served as Senior Vice President -- Operations Administration since July 1999. Mr. Moore served as Vice President -- Operations Administration of the Company from September 1997 to July 1999. From October 1996 to September 1997, Mr. Moore served as Vice President -- Benefits of the Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996. From February 1994 to March 1995, Mr. Moore served as Director -- Compensation of the Company. Mr. Moore also served as Director -- Compensation for HCA from November 1987 until February 1994.

     Philip R. Patton has served as Senior Vice President -- Human Resources of the Company since September 1998. Mr. Patton served as Vice President of Human Resources of Quorum Health Group, Inc. from 1996 to August 1998. From 1994 to 1996, Mr. Patton served as a part-time consultant and community volunteer after serving as Senior Vice President of Human Resources of HCA from 1979 to 1994.

     Gregory S. Roth has served as President -- Ambulatory Surgery Group of the Company since July 1998. From May 1997 to July 1998, Mr. Roth served as Senior Vice President -- Ambulatory Surgery Division of the Company. Mr. Roth served as Chief Financial Officer -- Ambulatory Surgery Division of the Company from January 1995 to May 1997. Prior to that time, Mr. Roth held various multi-facility and hospital chief financial officer positions with OrNda HealthCorp and EPIC Healthcare Group, Inc.

     William B. Rutherford has served as Chief Financial Officer -- Eastern Group of the Company since January 1996. From 1994 to January 1996, Mr. Rutherford served as Chief Financial Officer -- Georgia Division of the Company. Prior to that time, Mr. Rutherford held several positions with Hospital Corporation of America, including Director of Internal Audit and Director of Operations Support.

     Joseph N. Steakley has served as Senior Vice President -- Internal Audit & Consulting Services of the Company since July 1999. Mr. Steakley served as Vice President -- Internal Audit & Consulting Services from November 1997 to July 1999. From December 1975 until October 1997, Mr. Steakley worked for Ernst & Young LLP where he served as a partner from October 1989.

     Beverly B. Wallace has served as Senior Vice President -- Revenue Cycle Operations Management of the Company since July 1999. Ms. Wallace served as Vice President -- Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President -- Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial
Officer -- Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer -- Mid-American Division of the Company.

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

ITEM 2.  PROPERTIES

     The following table lists, by state, the number of hospitals (general, acute care and psychiatric), directly or indirectly, owned and operated by the Company as of December 31, 1999:

                                                                           LICENSED
STATE                                                         HOSPITALS      BEDS
-----                                                         ---------    --------
Alaska......................................................       1           254
California..................................................       8         2,103
Colorado....................................................       6         2,063
Florida.....................................................      46        11,096
Georgia.....................................................      18         2,999
Idaho.......................................................       2           462
Illinois....................................................       3           563
Indiana.....................................................       2           460
Kansas......................................................       1           760
Kentucky....................................................       3           732
Louisiana...................................................      13         2,177
Mississippi.................................................       1           130
Nevada......................................................       2           808
New Hampshire...............................................       2           295
North Carolina..............................................       1            60
Oklahoma....................................................       6         1,163
South Carolina..............................................       4           950
Tennessee...................................................      13         2,547
Texas.......................................................      45        10,055
Utah........................................................       6           879
Virginia....................................................      12         3,048
Washington..................................................       1           119
West Virginia...............................................       5         1,203
INTERNATIONAL
Switzerland.................................................       2           220
United Kingdom..............................................       4           517
                                                                 ---        ------
                                                                 207        45,663
                                                                 ===        ======

     In addition to the hospitals listed in the above table, the Company, directly or indirectly operates 83 outpatient surgery centers. The Company also operates medical office buildings in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at the Company's hospitals.

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

     In July 1997, various Company affiliated facilities and offices were searched pursuant to search warrants issued by the United States District Court in several states. During July, September and November 1997, the Company was also served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, the Company received a subpoena which requested records and documents relating to physician relationships. In June 1999, Columbia Home Care Group received a subpoena seeking records related to home health operations. In March 2000, the Company received a subpoena that requested records relating to wound care centers.

     Also, in July 1997, the United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of the Company. The indictment related to the alleged false characterization of interest payments on certain debt resulting in Medicare and Tricare (formerly CHAMPUS) overpayments since 1986 to Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by the Company in 1992. The Company has been served with subpoenas for various records and documents. A fourth employee of a subsidiary of the Company was indicted in July 1998 by a superseding indictment. The trial on this matter commenced on May 3, 1999. On July 2, 1999, the jury returned a mixed verdict, finding two such employees guilty and acquitting one. The jury was unable to reach a verdict as to the fourth employee. The government and the fourth employee executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Several hospital and other facilities affiliated with the Company in various states have also received individual Federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

     In general, the Company believes that the United States Department of Justice and other Federal and state governmental authorities are investigating certain acts, practices or omissions alleged to have been engaged in by the Company with respect to Medicare, Medicaid and Tricare patients regarding (a) allegedly improper DRG coding (commonly referred to as "upcoding") relating to bills submitted for medical services, (b) allegedly improper outpatient laboratory billing (e.g., unbundling of services and medically unnecessary tests), (c) inclusion of allegedly improper items in cost reports submitted as a basis for reimbursement under Medicare, Medicaid and similar government programs, (d) arrangements with physicians and other parties that allegedly violate certain Federal and state laws governing fraud and abuse, anti-kickback and "Stark" laws and (e) allegedly improper acquisitions of home health care agencies and allegedly excessive billing for home health care services.

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

     While we remain unable to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2 -- Investigations and Note 12 -- Contingencies in the Notes to Consolidated Financial Statements.)

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States of America and have been unsealed and served on the Company. With the exception of six cases discussed below, the government has declined to intervene in the qui tam actions unsealed to date. To the best of the Company's knowledge, the actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. sec. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     On February 12, 1999, the United States filed a Motion before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to transfer and consolidate, pursuant to 28 U.S.C. sec. 1407, all qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL Panel denied the Motion on procedural grounds. On August 12, 1999, the United States Government filed an Application to Conduct 28 U.S.C. sec. 1407 Consolidated Proceedings under seal with the MDL Panel. The underlying motion to consolidate the proceedings relates to the qui tam cases against the Company, both sealed and unsealed.

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

     The matter of United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al., No. EP95-CA-259H, was unsealed on July 31, 1998 in the Western District of Texas, El Paso Division. The Complaint alleges that defendants submitted false statements to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicare payments, thereby rendering false defendants' claims for Medicare reimbursement. An Amended Complaint, which has not been served on the

Company, also alleges that defendants engaged in fraudulent accounting practices, paid kickbacks for patient referrals, upcoded claims for reimbursement from Federal health care programs and shifted costs to its Medicare cost reports. Defendants have moved to dismiss the Complaint, and that motion is pending. Defendants have also moved to stay discovery while the motion to dismiss is pending. The government announced that it intervened on all counts of the Amended Complaint except for the count alleging false statements to JCAHO.

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

     On October 18, 1999, three subsidiaries of the Company received a qui tam complaint from the relator, entitled United States ex rel. Dan R. Williams v. West Regional Medical Center, West Florida Medical Center Clinic, West Florida Behavioral Health, filed on May 28, 1999, in the U.S. District Court of the Northern District of Florida, No. 3:99CV221LAC. The complaint alleges, in general, that the defendants billed the Federal Employees Health Benefit Program for a physician visit on days during relator's hospitalization when, according to the relator, a physician visit had not occurred. The complaint alleges this was a standard practice. The complaint also alleges that blood tests and laboratory services submitted during relator's hospitalization were inaccurate, and that the three defendants engaged in a system of self-referral designed to increase usage of each others' services. The United States did not intervene in this case. The case was dismissed with prejudice, the parties agreed to a mutual release of claims and the Company paid no money on the claim other than the plaintiff's filing fees.

     On November 10, 1999, the Company was served with the case of United States ex rel. Ronald L. Campbell and Daniel C. Rice v. Montgomery County Hospital District, Montgomery County Health Care Foundation, and Conroe Hospital Corp., Case No. H-97-3502, in the Southern District of Texas. The complaint alleges that the Company conspired with Montgomery County Hospital District ("MCHD") to conceal the fact that MCHD knowingly overstated capital losses, resulting in the avoidance of "recapture liability" on the cost reports. The court has stayed this case. The government has not intervened in this case.

     In February 2000, the matter of United States of America, ex rel. Michael
R. Marine v. Columbia Aventura Medical Center, Columbia Cedars Medical Center, Columbia Hospital, Columbia/HCA Healthcare Corporation, Columbia JFK Medical Center, Columbia Kendall Regional Medical Center, Columbia Miami Heart Institute, Columbia Northwest Medical Center, Columbia University Hospital and Medical Center, and Columbia Westside Regional Medical Center Case No. 97-4368 (S.D. Fla.) was unsealed. The government intervened on or about February 15, 2000. The complaint alleges that the Company submitted false claims pertaining to the costs incurred by its nine south Florida hospitals for home health services furnished to homebound patients. The Company has not been served with the Complaint.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an Order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company's stock made in breach of their fiduciary duties;

(ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and
(iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company's stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants;
(iii) requiring the Company to provide for independent public directors and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an Order temporarily staying the lawsuit.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above. As a result of the court's September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the

Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which has not been ruled on by the court. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint, which has not been ruled on by the court. The parties are currently engaged in discovery pending a ruling by the court on plaintiffs' motion.

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

     The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital charged excessive amounts for goods and services associated with patient care and treatment, including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys' fees and costs. In response to defendant's amended motion to dismiss filed in January 1996, plaintiff amended the Complaint and defendant subsequently filed an answer and defenses in June 1996. On October 15, 1997, Harold Jackson moved to intervene in the lawsuit (see case below). The court denied Jackson's motion on December 19, 1997. To date, discovery is proceeding and no class has been certified.

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case.

     Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997 which has not been ruled on. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home health care units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court.

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

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Note
12 -- Contingencies in the Notes to Consolidated Financial Statements.

     The Company is unable to measure the effect or predict the magnitude that any of the above matters and the related media coverage could have on the Company's future results of operations and financial position.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000.

     A class action styled Mary Forsyth, et al. v. Humana, Inc., et al., Case No. CV-S-89-249-DWH, was filed on March 2, 1989, in the United States District Court for the District of Nevada. Plaintiffs are two classes of individuals who paid for, or received coverage under, group insurance policies sold in the State of Nevada by Humana Insurance. They allege violations of antitrust laws, ERISA and RICO which arise from the sale of the policies and from incentives provided under the policies for insureds to use Humana Sunrise Hospital in Las Vegas, a facility now owned by the Company. The suit seeks attorneys' fees and costs, as well as injunctive relief and insurance benefits for plaintiffs. In 1993, the United States District Court granted summary judgment dismissing most of plaintiffs' claims but granted plaintiffs judgment on one claim. Plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit which, in May 1997, affirmed the judgment on the ERISA claims; reversed as to the antitrust claims; and reversed in part as to the RICO claims, but affirmed the District Court's grant of summary judgment limiting RICO damages to three times the ERISA damages. In their current complaint, plaintiffs claim approximately $133 million in antitrust damages that is subject to statutory trebling. However, in their most recent expert report, plaintiffs' expert claims antitrust damages of approximately $13-$21 million. Humana Inc. ("Humana") petitioned the United States Supreme Court for a Writ of Certiorari on the RICO claims which was granted. On January 20, 1999, the Supreme Court affirmed the Ninth Circuit's decision that the plaintiffs could proceed with their RICO claims. The Supreme Court did not address the amount of damages that plaintiffs could seek on their claim. The entire case is now back in the Nevada district court, where Humana has filed several motions seeking dismissal of the antitrust claims. A settlement was negotiated and received final approval from the court on November 30, 1999.

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

     Two law firms representing groups of health insurers have approached the Company and alleged that the Company's affiliates may have overcharged or otherwise improperly billed the health insurers for various types of medical care during the time frame from 1994 through 1997. The Company has engaged in discussions with these law firms, but no litigation has been filed. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted.

     The Company intends to pursue the defense of these actions and prosecution of its counterclaims and third party claims vigorously.

     The Company from time to time is a party to certain proceedings in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 7 -- Income Taxes in the Notes to Consolidated Financial Statements.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange, Inc. (the "NYSE") (symbol "COL"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape for the Company's Common Stock. The Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of the Company's common stock outstanding. The sales prices for periods prior to May 11, 1999 have been restated to reflect the effect of the spin-offs of LifePoint and Triad.

                                                               HIGH      LOW
                                                              ------    ------
1999
  First Quarter.............................................  $23.67    $16.38
  Second Quarter............................................   27.47     17.44
  Third Quarter.............................................   25.63     20.19
  Fourth Quarter............................................   29.44     20.25
1998
  First Quarter.............................................  $30.86    $22.91
  Second Quarter............................................   32.88     26.34
  Third Quarter.............................................   30.80     18.88
  Fourth Quarter............................................   25.88     16.14

     At the close of business on March 15, 2000, there were approximately 18,100 holders of record of the Company's Common Stock and one holder of record of the Company's Nonvoting Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1999         1998         1997         1996         1995
                                                             ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS:
Revenues...................................................  $   16,657   $   18,681   $   18,819   $   18,786   $   17,132
Salaries and benefits......................................       6,749        7,811        7,631        7,205        6,779
Supplies...................................................       2,645        2,901        2,722        2,655        2,536
Other operating expenses...................................       3,196        3,771        4,263        3,689        3,203
Provision for doubtful accounts............................       1,269        1,442        1,420        1,196          994
Depreciation and amortization..............................       1,094        1,247        1,238        1,143          976
Interest expense...........................................         471          561          493          488          458
Equity in earnings of affiliates...........................         (90)        (112)         (68)        (173)         (28)
Gains on sales of facilities...............................        (297)        (744)          --           --           --
Impairment of long-lived assets............................         220          542          442           --           --
Restructuring of operations and investigation related
  costs....................................................         116          111          140           --           --
Merger, facility consolidation and other costs.............          --           --           --           --          387
                                                             ----------   ----------   ----------   ----------   ----------
                                                                 15,373       17,530       18,281       16,203       15,305
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations before minority interests
  and income taxes.........................................       1,284        1,151          538        2,583        1,827
Minority interests in earnings of consolidated entities....          57           70          150          141          113
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations before income taxes......       1,227        1,081          388        2,442        1,714
Provision for income taxes.................................         570          549          206          981          689
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations..........................         657          532          182        1,461        1,025
Discontinued operations, net of income taxes:
  Income (loss) from operations of discontinued
    businesses.............................................          --          (80)          12           44           39
  Losses on disposals of discontinued businesses...........          --          (73)        (443)          --           --
Extraordinary charges on debt extinguishments, net of
  income taxes.............................................          --           --           --           --         (103)
Cumulative effect of accounting change, net of income
  taxes....................................................          --           --          (56)          --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $      657   $      379   $     (305)  $    1,505   $      961
                                                             ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
  Income from continuing operations........................  $     1.12   $      .82   $      .28   $     2.17   $     1.54
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses...........................................          --         (.12)         .02          .07          .06
    Losses on disposals of discontinued businesses.........          --         (.11)        (.67)          --           --
  Extraordinary charges on debt extinguishments............          --           --           --           --         (.16)
  Cumulative effect of accounting change...................          --           --         (.09)          --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $     1.12   $      .59   $     (.46)  $     2.24   $     1.44
                                                             ==========   ==========   ==========   ==========   ==========
Shares used in computing basic earnings (loss) per share
  (in thousands)...........................................     585,216      643,719      657,931      670,774      665,407
Diluted earnings (loss) per share:
  Income from continuing operations........................  $     1.11   $      .82   $      .27   $     2.15   $     1.52
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses...........................................          --         (.12)         .02          .07          .06
    Losses on disposals of discontinued businesses.........          --         (.11)        (.67)          --           --
  Extraordinary charges on debt extinguishments............          --           --           --           --         (.15)
  Cumulative effect of accounting change...................          --           --         (.08)          --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $     1.11   $      .59   $     (.46)  $     2.22   $     1.43
                                                             ==========   ==========   ==========   ==========   ==========
Shares used in computing diluted earnings (loss) per share
  (in thousands)...........................................     591,029      646,649      663,090      677,886      673,071
Cash dividends per common share............................  $      .08   $      .08   $      .07   $      .08   $      .08
Redemption of preferred stock purchase rights..............          --           --   $      .01           --           --

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                            SELECTED FINANCIAL DATA
            AS OF AND FOR THE YEARS ENDED DECEMBER 31 -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1999         1998         1997         1996         1995
                                                             ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION:
  Assets...................................................  $   16,885   $   19,429   $   22,002   $   21,116   $   19,805
  Working capital..........................................         265          304        1,650        1,389        1,409
  Net assets of discontinued operations....................          --           --          841          212          142
  Long-term debt, including amounts due within one year....       6,444        6,753        9,408        6,982        7,380
  Minority interests in equity of consolidated entities....         763          765          836          836          722
  Stockholders' equity.....................................       5,617        7,581        7,250        8,609        7,129
CASH FLOW DATA:
  Cash provided by operating activities....................  $    1,223   $    1,916   $    1,483   $    2,589   $    2,264
  Cash provided by (used in) investing activities..........         925          970       (2,746)      (2,219)      (3,610)
  Cash provided by (used in) financing activities..........      (2,255)      (2,699)       1,260         (489)       1,510
OPERATING DATA:
  Number of hospitals at end of period(a)..................         195          281          309          319          319
  Number of licensed beds at end of period(b)..............      42,484       53,693       60,643       61,931       61,347
  Weighted average licensed beds(c)........................      46,291       59,104       61,096       62,708       61,617
  Admissions(d)............................................   1,625,400    1,891,800    1,915,100    1,895,400    1,774,800
  Equivalent admissions(e).................................   2,425,100    2,875,600    2,901,400    2,826,000    2,598,300
  Average length of stay (days)(f).........................         4.9          5.0          5.0          5.1          5.3
  Average daily census(g)..................................      22,002       25,719       26,006       26,538       25,917
  Occupancy(h).............................................          48%          44%          43%          42%          42%

---------------

(a) Excludes 12 facilities in 1999, 24 facilities in 1998, 27 facilities in 1997, 22 facilities in 1996 and 19 facilities in 1995 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) Represents the average number of patients in the Company's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Selected Financial Data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of Columbia/HCA Healthcare Corporation which should be read in conjunction with the following discussion and analysis. The term the "Company" or "Columbia/HCA" as used herein refers to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners.

FORWARD-LOOKING STATEMENTS

     This "Annual Report on Form 10-K" includes certain disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement its shared services strategy, and (xix) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS (CONTINUED)
     The Company cannot predict the outcome or quantify effects that the ongoing investigations and the initiation of additional investigations, if any, will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 12 -- Contingencies in the Notes to Consolidated Financial Statements.)

BUSINESS STRATEGY

     The Company's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals, and through the Company's freestanding outpatient surgery and diagnostic centers and rehabilitation facilities. The Company's psychiatric hospitals provide a full range of mental health care services in inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 47 states and the District of Columbia.

     The Company maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and local physicians. The Company believes that its ability to attract and serve patients and physicians is enhanced by developing a comprehensive health care network with a broad range of health care services located throughout a market area. The Company also believes it is able to reduce operating costs by sharing certain services among several facilities in the same area and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     In May 1999, the Company established LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad"), as independent, publicly-traded companies through tax-free spin-offs of these companies to the Company's stockholders. During the third quarter of 1997, management implemented plans to divest the Company's home health businesses and three of the four Value Health business units (Value Health was a provider of specialty managed care benefit programs). The divestitures of the three Value Health business units and the home health operations were completed during 1998. The results of operations of these divested businesses are reflected in the consolidated statements of operations as discontinued operations.

     The Company has substantially completed a restructuring of its operations, in an effort to create a smaller and more focused company. The divestiture of the home health operations and the Value Health business units, the spin-offs of LifePoint and Triad and the sales of various other hospitals and surgery centers, not located in the Company's strategic locations, allow the Company's management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

     The Company and the health care industry are facing many challenges, including the growing number of uninsured, reimbursement pressures from government and non-government payers and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to these challenges, the Company is implementing a shared services initiative. This initiative is a company-wide program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
Company is implementing company-wide supply improvement and distribution programs that will include consolidating purchasing and accounts payable functions regionally, combining warehouses and developing division-based procurement programs.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including government payers, managed care providers and others. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced by significant changes that were phased in through October 1, 1998, and will continue to be reduced as certain changes continue to be phased in during 2000 and 2001. The Company continues to experience a shift in its payer mix as patients move from traditional indemnity insurance and Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans or traditional Medicare. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 1999, 1998 and 1997 are set forth below.

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                          1999      1998      1997
                                                          ----      ----      ----
Medicare................................................    38%       39%       41%
Medicaid................................................    11%       11%       12%
Managed care and other discounted.......................    41%       39%       35%
Other...................................................    10%       11%       12%
                                                          ----      ----      ----
                                                           100%      100%      100%
                                                          ====      ====      ====

     Reductions in the rate of increase in Medicare and Medicaid reimbursement, and increasing percentages of patient volume being related to patients participating in managed care plans are expected to present ongoing challenges to the Company. The challenges presented by these trends are enhanced by the fact that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flows will deteriorate.

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (Continued)
     The following are comparative summaries of results from continuing operations for the years ended December 31, 1999, 1998 and 1997 (dollars in millions, except per share amounts):

                                                                    1999                1998                1997
                                                              -----------------   -----------------   ----------------
                                                               AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                                                              --------   ------   --------   ------   --------   -----
Revenues....................................................  $16,657    100.0    $18,681    100.0    $18,819    100.0
Salaries and benefits.......................................    6,749     40.5      7,811     41.8      7,631     40.6
Supplies....................................................    2,645     15.9      2,901     15.5      2,722     14.5
Other operating expenses....................................    3,196     19.2      3,771     20.2      4,263     22.6
Provision for doubtful accounts.............................    1,269      7.6      1,442      7.7      1,420      7.5
Depreciation and amortization...............................    1,094      6.6      1,247      6.7      1,238      6.6
Interest expense............................................      471      2.8        561      3.0        493      2.6
Equity in earnings of affiliates............................      (90)    (0.5)      (112)    (0.6)       (68)    (0.4)
Gains on sales of facilities................................     (297)    (1.8)      (744)    (4.0)        --       --
Impairment of long-lived assets.............................      220      1.3        542      2.9        442      2.4
Restructuring of operations and investigation related
  costs.....................................................      116      0.7        111      0.6        140      0.7
                                                              --------   -----    -------    -----    -------    -----
                                                               15,373     92.3     17,530     93.8     18,281     97.1
                                                              --------   -----    -------    -----    -------    -----
Income from continuing operations before minority interests
  and income taxes..........................................    1,284      7.7      1,151      6.2        538      2.9
Minority interests in earnings of consolidated entities.....       57      0.3         70      0.4        150      0.8
                                                              --------   -----    -------    -----    -------    -----
Income from continuing operations before income taxes.......    1,227      7.4      1,081      5.8        388      2.1
Provision for income taxes..................................      570      3.5        549      3.0        206      1.1
                                                              --------   -----    -------    -----    -------    -----
Income from continuing operations...........................  $   657      3.9    $   532      2.8    $   182      1.0
                                                              ========   =====    =======    =====    =======    =====
Basic earnings per share from continuing operations.........  $  1.12             $   .82             $   .28
Diluted earnings per share from continuing operations.......  $  1.11             $   .82             $   .27
% changes from prior year:
  Revenues..................................................    (10.8)%              (0.7)%               0.2%
  Income from continuing operations before income taxes.....     13.5               178.8               (84.1)
  Income from continuing operations.........................     23.6               191.2               (87.5)
  Basic earnings per share from continuing operations.......     36.6               192.9               (87.1)
  Diluted earnings per share from continuing operations.....     35.4               203.7               (87.4)
  Admissions(a).............................................    (14.1)               (1.4)                1.0
  Equivalent admissions(b)..................................    (15.7)               (1.1)                2.7
  Revenues per equivalent admission.........................      5.7                 0.3                (2.4)
Same facility % changes from prior year(c):
  Revenues..................................................      5.3                (0.2)                1.1
  Admissions(a).............................................      2.7                 0.4                 1.7
  Equivalent admissions(b)..................................      2.5                 1.4                 3.5
  Revenues per equivalent admission.........................      2.7                (1.5)               (2.3)

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

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1999 and 1998

     Income from continuing operations before income taxes increased 13.5% to $1.2 billion in 1999 from $1.1 billion in 1998 and pretax margins increased to 7.4% in 1999 from 5.8% in 1998. The increase in pretax income was primarily the result of reductions from 1998 to 1999 in salaries and benefits and other operating expenses, as a percentage of revenues.

     Revenues decreased 10.8% to $16.7 billion in 1999 from $18.7 billion in 1998 due to the reduction from 281 hospitals at December 31, 1998 to 195 hospitals at December 31, 1999. During 1999, the Company accomplished a restructuring of its operations by completing the spin-offs of LifePoint and Triad and the sales of 24 hospital facilities. On a same facility basis, both admissions and revenues per equivalent admission increased 2.7% from 1998 to 1999, resulting in a 5.3% increase in revenues. The increases in revenue per equivalent admission of 5.7% on a consolidated basis and 2.7% on same facility basis from 1998 to 1999, were primarily the result of successes achieved during 1999 in renegotiating and renewing certain managed care contracts on more favorable terms to the Company. While the Company achieved some successes in managed care pricing, attaining revenue increases continues to present a challenge due to decreases in Medicare rates of reimbursement mandated by BBA-97 which became effective October 1, 1997 (lowered 1999 revenues by approximately $124 million) and a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 41% in 1999 compared to 39% in 1998).

     Salaries and benefits, as a percentage of revenues, decreased from 41.8% in 1998 to 40.5% in 1999. The increase in revenues per equivalent admission was a primary factor for the decrease. In addition, the Company was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased approximately 3% compared to 1998).

     Supply costs increased as a percentage of revenues to 15.9% in 1999 from 15.5% in 1998 due to an increase in the cost of supplies per equivalent admission related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues from 20.2% to 19.2% due to certain fixed costs such as contract services, rents, leases, and utilities remaining relatively flat while revenue per equivalent admission was increasing. A decline in professional fees, due to the sales of certain teaching facilities which had costs for medical directorships, also contributed to the decrease.

     Provision for doubtful accounts, as a percentage of revenues, decreased slightly to 7.6% in 1999 from 7.7% in 1998. The Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Depreciation and amortization remained relatively flat as a percentage of revenues at 6.6% in 1999 versus 6.7% in 1998.

     Interest expense decreased to $471 million in 1999 compared to $561 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to 1998. The spin-offs and facility sales discussed earlier resulted in the receipt of cash proceeds in 1999 and in the third and fourth quarters of 1998 which were used to pay down borrowings.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1999 and 1998 (Continued)
     Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 0.5% in 1999 and 0.6% in 1998.

     During 1999, the Company recognized a pretax gain of $297 million ($164 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 23 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $220 million. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1999 and 1998, respectively, the Company incurred $116 million and $111 million of restructuring of operations and investigation related costs. In 1999, these costs included $77 million of professional fees (legal and accounting) related to the governmental investigations, $5 million of severance costs and $34 million of other costs. In 1998, restructuring of operations and investigation related costs included $96 million of professional fees (legal and accounting) related to the governmental investigations, $5 million of severance costs and $10 million of other costs. See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Consolidated Financial Statements.

     Minority interests decreased slightly as a percentage of revenues to 0.3% in 1999 from 0.4% in 1998.

     The effective income tax rates were 46.5% in 1999 and 50.8% in 1998 due to non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets. If the effect of the non-deductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 1999 and 1998.

     As previously discussed, the Company has substantially completed a restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements. Assuming the restructuring was completed as of the beginning of the period, the Company's remaining core facilities had combined net income from continuing operations of $669 million in 1999 versus $452 million in 1998, an increase of 48.1%. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core facilities increased 13.1% to $838 million in 1999 from $741 million in 1998.

  Years Ended December 31, 1998 and 1997

     Revenues decreased 0.7% to $18.7 billion in 1998 compared to $18.8 billion in 1997, primarily as a result of the sales of facilities and declines in volumes. Inpatient admissions decreased 1.4% from 1997 to 1998 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 1.1%. The small decline in revenues, compared to the decline in equivalent admissions resulted in a slight increase in revenues per equivalent admission of 0.3%. On a same facility basis, revenues decreased 0.2%, admissions increased 0.4% and equivalent admissions increased 1.4% from 1997 to 1998. On a same facility basis, the decline in revenues combined with an increase in equivalent admissions, resulted in a decline in revenues per equivalent admission of 1.5%.

     The decline in revenues was due to several factors, including decreases in Medicare reimbursement rates mandated by BBA-97 which became effective October 1, 1997 (lowered 1998 revenues by approximately

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997 (Continued)
$215 million), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 39% in 1998 compared to 35% in 1997), and a net decrease in the number of consolidating hospitals and surgery centers since 1997 due to the sales of several facilities during 1998. There were 281 consolidating hospitals and 102 surgery centers at December 31, 1998 compared to 309 hospitals and 140 surgery centers at December 31, 1997.

     Income from continuing operations before income taxes increased 178.8% to $1.1 billion in 1998 from $388 million in 1997. Pretax margins increased to 5.8% in 1998 from 2.1% in 1997. The increase in pretax income was primarily attributable to gains on the sales of facilities and a small increase in the operating margin. Excluding the gains on sales of facilities, asset impairment charges and restructuring of operations and investigation related costs, income from continuing operations before income taxes increased 2.0% to $990 million in 1998 from $970 million in 1997 and the pretax margin increased to 5.3% in 1998 from 5.2% in 1997. These increases were primarily attributable to a decrease in other operating expenses as a percentage of revenues.

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

     Other operating expenses (which includes contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes) decreased as a percentage of revenues to 20.2% in 1998 from 22.6% in 1997. The decrease was due to small decreases in several of these expense categories as a percentage of revenues, including lower marketing costs being incurred due to the cancellation of a national branding campaign.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.7% in 1998 from 7.5% in 1997 due to internal factors such as computer information system conversions (including patient accounting systems), which diverted some of the business office employees time from their billing and collecting functions to assist with the system conversions at certain facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and increases in claim audits and remittance denials from certain payers. Management is unable to quantify the effects of each of these factors because the data to support the classification of writeoffs to these categories is not accumulated due to volume, standardization and cost constraints. The shift in payer mix is expected to continue and the provision for doubtful accounts is likely to remain at higher levels than in past years (1996 and prior).

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997 (Continued)
     Equity in earnings of affiliates increased slightly as a percentage of revenues to 0.6% in 1998 from 0.4% in 1997.

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

     Interest expense increased to $561 million in 1998 compared to $493 million in 1997. A primary reason for the increased interest expense is an increase in the average interest rate on the Company's borrowings. The Company's credit ratings were downgraded in both 1998 and 1997 and this caused a shift in credit sources from the commercial paper market to bank debt.

     During 1998, the Company recognized a pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes a pretax gain of $570 million ($335 million after-tax) on the sale of 21 hospitals to a consortium of not-for-profit entities, a pretax gain of $203 million ($50 million after-tax) on the sale of 34 surgery centers, and a loss of $29 million ($20 million after-tax) on the sale of 6 hospitals and other facilities. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1998, management approved a plan to divest a group of the Company's medical office buildings. The divestiture is expected to be completed through the transfer of the medical office buildings to a joint venture in which the Company will maintain a minority interest. The carrying value for these medical office buildings, along with certain hospitals and other facilities expected to be sold, was reduced to fair value, based upon estimates of sales values resulting in a non-cash, pretax impairment charge of $542 million ($175 million of the total impairment charge was related to the medical office buildings). See
Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1997, the Company recorded $442 million of asset impairment charges. The charges primarily related to hospital and surgery center facilities to be sold or closed ($402 million) and physician practices ($40 million) where projected future cash flows were less than the carrying value of the related assets.

     The Company incurred $111 million and $140 million of costs during 1998 and 1997, respectively, of restructuring of operations and investigation related costs. In 1998, these costs included $96 million of professional fees (legal and accounting) related to the governmental investigations, $5 million of severance costs and $10 million of other costs. In 1997, these costs included $61 million of severance costs, $44 million of professional fees (legal and accounting) related to the governmental investigations and $35 million of other costs. See
Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Consolidated Financial Statements.

     Minority interests decreased as a percentage of revenues to 0.4% in 1998 from 0.8% in 1997. The decrease in minority interest expense was attributable to declines in profitability in certain operations that have minority ownership and the sales during 1998 of certain minority owned operations (the majority of the 34 surgery centers that were sold during 1998 had minority owners).

     Income from continuing operations increased 191.2% to $532 million ($.82 per diluted share) during 1998 compared to $182 million ($.27 per diluted share) in 1997. Excluding the gains on sales of facilities, asset impairment charges, and restructuring of operations and investigation related costs, income from

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1998 and 1997 (Continued) continuing operations increased 4.3% to $590 million ($.91 per diluted share) in 1998 from $565 million ($.85 per diluted share) in 1997.

     As previously discussed, the Company substantially completed a restructuring of its operations (including the spin-offs of LifePoint and Triad and the divestiture of certain facilities). See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements. Assuming the completion of the restructuring, as of the beginning of the period the Company's remaining core facilities had combined net income from continuing operations which increased 84.0% to $452 million in 1998 from $246 million in 1997. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and investigation related costs, combined net income for the Company's remaining core facilities increased 50.4% to $741 million in 1998 from $493 million in 1997.

  Liquidity

     Cash provided by continuing operating activities totaled $1.2 billion in 1999 compared to $1.9 billion in 1998 and $1.5 billion in 1997. The decrease in cash provided by continuing operating activities during 1999 was primarily due to an increase in tax payments and increases in accounts receivables and other current assets. During 1998, the Company applied for and received a refund of approximately $350 million resulting from excess estimated tax payments made in 1997 which were based upon more profitable prior periods. The increase from 1997 to 1998, was primarily due to the loss incurred from continuing operations during 1997.

     Cash provided by investing activities was approximately $0.9 billion in 1999 and approximately $1.0 billion in 1998, compared to cash used in investing activities of $2.7 billion in 1997. The Company's restructuring of operations, discussed earlier, resulted in the receipt of cash proceeds of approximately $1.8 billion in 1999 and $2.8 billion in 1998. In 1997, the Company used $1.2 billion of cash to complete the Value Health acquisition.

     Cash flows used in financing activities totaled approximately $2.3 billion in 1999 and $2.7 billion during 1998, compared to cash provided by financing activities of $1.3 billion in 1997. The cash flows provided by continuing operating activities and investing activities were primarily used to repurchase approximately 82 million shares of the Company's common stock in 1999 and to pay down debt during 1998. During 1997, the Company used approximately $1 billion of cash to repurchase approximately 29 million shares of its common stock. The repurchase in 1997 was funded by the issuance of long-term debt, commercial paper and bank borrowings.

     Working capital totaled $265 million at December 31, 1999 and $304 million at December 31, 1998. At December 31, 1999 current liabilities included $500 million outstanding under the Company's senior interim term loan (the "1999 Term Loan"). In March 2000, the Company repaid the $500 million using proceeds from a new $1.2 billion senior term loan (the "2000 Term Loan"). At December 31, 1998 current liabilities included $741 million outstanding under the Company's former 364-day revolving credit facility which was converted to a one-year term loan. The Company repaid the one-year term loan in February 1999. Management believes that cash flows from operations, amounts available under the Company's revolving credit facility (the "Credit Facility"), proceeds from the 2000 Term Loan and the Company's access to debt markets are sufficient to meet expected liquidity needs during 2000.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion and $1.8 billion at December 31, 1999 and 1998, respectively.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (Continued)
     During 1997, the Company announced both the cessation of sales of interests in its hospitals to physicians and its intention to repurchase physician ownership interests in the Company's hospitals. The Company paid approximately $8 million and $41 million to repurchase certain physician interests in 1999 and 1998, respectively.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $500 million at December 31, 1999. No put options were exercised between December 31, 1998 and December 31, 1999, however the Company did sell or spin-off the Company's interest in four joint ventures during 1999. One additional joint venture was dissolved during 1999, with each partner resuming the operation of the facilities they had previously contributed to the joint venture. During April 1998, the partner in the Memorial Healthcare Group, Inc. joint venture exercised its put option whereby the Company purchased the partner's interest in the joint venture for approximately $40 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

     During the first quarter of 1998, the Internal Revenue Service ("IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS may propose to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. The Company is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. The tax ruling or any adverse determination by the IRS regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. Approximately
34.4 million shares were purchased by certain financial organizations through a series of forward purchase contracts at an average cost of approximately $29 per share. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. The Company expects to settle the forward purchase contracts during 2000. In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of additional common stock. The Company expects to repurchase such stock through open market purchases, privately negotiated transactions or through a series of forward purchase contracts.

     In 1999, the Company expended approximately $1.9 billion ($98 million was paid during 1998 to repurchase approximately 4.1 million shares) to complete the repurchase of approximately 81.9 million of its shares through open market purchases and the settlement of accelerated and forward purchase contracts.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The Company and the government acknowledge that the amount of the letters of credit agreement is not based upon the amount, or expected

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (Continued)
amount, of any potential settlement of the ongoing government investigation, and the agreement does not constitute an admission of liability by the Company.

     The resolution of the government investigations and the various lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingences could have a material adverse effect on the Company's results of operations, financial position and liquidity.

  Capital Resources

     Excluding acquisitions, capital expenditures were $1.3 billion in both 1999 and 1998 and $1.4 billion in 1997. Planned capital expenditures in 2000 are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     The Company expended $215 million and $440 million (excluding discontinued operations) for acquisitions and investments in and advances to affiliates (generally interests in joint ventures that are accounted for using the equity method) during 1998 and 1997, respectively. Changes in management and business strategy have resulted in declines in the Company's acquisition plans compared to prior years.

     The Company expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt markets, amounts available under the Credit Facility (approximately $587 million as of February 29, 2000) and equity markets. At December 31, 1999, there were projects under construction which had an estimated additional cost to complete and equip of approximately $845 million.

     During March 1999, the Company entered into the 1999 Term Loan. Borrowings under this loan were used during the second quarter to fund the $1.0 billion share repurchase program approved in February 1999 See Note 13 -- Capital Stock and Stock Repurchases in the Notes to Consolidated Financial Statements. In July 1999, the Company filed a "shelf" registration statement and prospectus with the Securities and Exchange Commission relating to $1.5 billion in debt securities. No debt securities have been issued pursuant to the July 1999 shelf registration through February 2000. During 1998, the Company entered into a $1.0 billion term loan agreement (the "1998 Term Loan") with several banks which matures February 2002.

     In March 2000, the Company entered into the $1.2 billion 2000 Term Loan. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility.

     The Credit Facility, the 2000 Term Loan, the 1999 Term Loan and the 1998 Term Loan contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. The 1999 Term Loan also provided for the mandatory prepayment of loans thereunder in the case of certain debt or equity issuances. The Company is currently in compliance with all such covenants.

     In February 1998, Moody's Investors Service downgraded the Company's senior debt rating to Ba2. At the same time, Fitch IBCA downgraded the Company's senior debt rating to BBB-. In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

IMPACT OF YEAR 2000 COMPUTER ISSUES

     The Company experienced no material adverse effect on its results of operations, financial condition or ability to provide for its patients' safety and health as a result of the Year 2000 date conversion in its or third party computer systems and programs.

     While the Company still may experience certain Year 2000 problems with its computer systems or programs, vendor-supplied products or equipment, other medical devices used in its business, accounts receivable vendors or third party payers, or other suppliers or vendors of products or services, the Company does not believe that any such potential problems will materially adversely affect its results of operations, financial condition or ability to provide for its patients' safety and health. However, contingency plans have been developed by the Company for any such circumstances should they occur.

     Cumulatively through December 31, 1999, the Company had incurred expenses of $81 million related to its Year 2000 compliance project, including $26 million incurred in 1999. These amounts do not include certain internal employee payroll costs because these costs are not separately tracked by the Company. As of December 31, 1999, the Company did not expect to incur material, additional expenses related to Year 2000 compliance matters. In addition to the Company's expenses incurred for its Year 2000 project, the Company incurred approximately $83 million of capitalized costs for the remediation, upgrade and replacement of its Year 2000 impacted non-IT infrastructure systems and equipment. All of these costs were funded through operating cash flows. As of December 31, 1999, the Company did not expect to incur material, additional capitalized costs related to its impacted non-IT infrastructure systems and equipment.

EFFECTS OF INFLATION AND CHANGING PRICES

     Various Federal, state and local laws have been enacted that, in certain cases, limit the Company's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Total Medicare revenues approximated 29% in 1999, 30% in 1998 and 34% in 1997 of the Company's total revenues.

     Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Management expects that the average rate of adjustment for inpatient hospital services Medicare prospective payments will range from (0.3%) to 0.0% in 2000. In addition, as a result of increasing regulatory and competitive pressures, the Company's ability to maintain operating margins through price increases to non-Medicare patients is limited.

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

IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $181 million as of December 31, 1999. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the

                      COLUMBIA/HCA HEALTHCARE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

IRS DISPUTES (CONTINUED)
Company. (See Note 7 -- Income Taxes in the Notes to Consolidated Financial Statements for a description of the pending IRS disputes.)

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the classification of a current liability for tax and interest (through December 31, 1999) of $152 million and had no impact on the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and market values of securities. The Company currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of the Company's wholly-owned insurance subsidiary or to alter the interest rate characteristics of the Company's debt instruments.

     The Company's investments in debt and equity securities were $1.2 billion and $506 million, respectively, at December 31, 1999. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $2.1 billion of long-term debt at December 31, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt of $4.3 billion at December 31, 1999 is subject to fixed rates of interest. The Company's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. The Company's variable rate debt is comprised of the Company's Credit Facility of which interest is payable generally at LIBOR plus 0.45% to 1.5% (depending on the Company's credit ratings), and bank term loans of which interest is payable generally at LIBOR plus 0.75% to 2.5%. During 1999, due to increases in LIBOR and the Prime lending rate, the rates for the Company's Credit Facility increased from 6.4% at December 31, 1998 to 7.4% at December 31, 1999, and the rate for the Company's term loans increased from 6.8% at December 31, 1998 to 7.9% at December 31, 1999. The estimated fair value of the Company's total long-term debt was $6.1 billion at December 31, 1999. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $21 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, the Company generally targets a portion of its debt portfolio at a fixed rate, either by borrowing on a fixed or floating rate basis or entering into interest rate swap transactions. The Company currently does not and has not during 1999 participated in any interest rate swap agreements. See Note 11 -- Long-Term Debt in the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in
Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Stock Ownership" in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

     3. List of Exhibits

3.1(a)    --  Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Current Report on Form 8-K
              dated February 11, 1994, and incorporated herein by
              reference).
3.1(b)    --  Amendment to the Restated Certificate of Incorporation of
              the Company (filed as Exhibit 3(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998, and incorporated herein by reference).
3.2       --  Amended and Restated By-laws of the Company (filed as
              Exhibit 3 to the Company's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, and incorporated
              herein by reference).
4.1       --  Specimen Certificate for shares of Common Stock, par value
              $.01 per share, of the Company (filed as Exhibit 4.1 to the
              Company's Form SE to Form 10-K for the fiscal year ended
              December 31, 1993, and incorporated herein by reference).
4.2       --  Registration Rights Agreement between the Company and The
              1818 Fund, L.P. dated March 18, 1991 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by
              reference).
4.3       --  Securities Purchase Agreement by and between the Company and
              The 1818 Fund, L.P. dated as of March 18, 1991 (filed as
              Exhibit 4.6 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1990, and incorporated
              herein by reference).
4.4       --  Warrant to purchase shares of Common Stock, par value $.01 per share, of the Company (filed as Exhibit 4.7 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1990, and incorporated herein by
              reference).
4.5       --  Registration Rights Agreement dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the
              persons listed on the signature pages thereto (filed as
              Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3
              filed by HCA-Hospital Corporation of America, Hospital
              Corporation of America and The HCA Profit Sharing Plan on
              March 22, 1989, and incorporated herein by reference).
4.6       --  Assignment and Assumption Agreement dated as of February 10,
              1994, between HCA-Hospital Corporation of America and the
              Company relating to the Registration Rights Agreement, as
              amended (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
              and incorporated herein by reference).
4.7(a)    --  $2 Billion Credit Agreement dated as of February 10, 1994
              (the "Credit Facility"), among the Company, the Several
              Banks and Other Financial Institutions, and Chemical Bank as
              Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1993, and incorporated herein by
              reference).
4.7(b)    --  Agreement and Amendment to the Credit Facility dated as of
              September 26, 1994 (filed as Exhibit 4.10 to the Company's
              Registration Statement on Form S-4(File No. 33-56803), and
              incorporated herein by reference).
4.7(c)    --  Agreement and Amendment to the Credit Facility dated as of
              February 28, 1996 (filed as Exhibit 4.10(c) to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, and incorporated herein by reference).
4.7(d)    --  Agreement and Amendment to the Credit Facility dated as of
              February 26, 1997 (filed as Exhibit 4.10(d) to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, and incorporated herein by reference).

4.7(e)    --  Agreement and Amendment to the Credit Facility dated as of
              June 17, 1997 (filed as Exhibit 10(d) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997, and incorporated herein by reference).
4.7(f)    --  Second Amendment to the Credit Facility, dated as of
              February 3, 1998 (filed as Exhibit 4.10(f) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1997, and incorporated herein by reference).
4.7(g)    --  Third Amendment to the Credit Facility, dated as of March
              26, 1998 (filed as Exhibit 4.10(g) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1997,
              and incorporated herein by reference).
4.7(h)    --  Fourth Amendment to the Credit Facility, dated as of July
              10, 1998 (filed as Exhibit 10(b) to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998, and incorporated herein by reference).
4.7(i)    --  Fifth Amendment to the Credit Facility, dated as of March
              30, 1999 (filed as Exhibit 10(c) to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1999,
              and incorporated herein by reference).
4.8       --  Indenture dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as
              Exhibit 4.11 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1993, and incorporated
              herein by reference).
4.9(a)    --  $1 Billion Credit Agreement dated as of July 10, 1998 among the Registrant, The Several Banks and other Financial
              Institutions and NationsBank, N.A. as Documentation Agent,
              The Bank of Nova Scotia and Deutsche Bank Securities, as
              Co-Syndication Agents and The Chase Manhattan Bank, as Agent
              (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and
              incorporated herein by reference).
4.9(b)    --  First Amendment to the July 1998 $1 Billion Agreement dated as of March 30, 1999 (filed as Exhibit 10(b) to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999, and incorporated herein by reference).
4.10      --  $1 Billion Credit Agreement dated as of March 30, 1999 among the Company, The Several Banks and Other Financial
              Institutions, Chase Securities Inc., as Lead Arranger and
              Sole Book Manager, NationsBank, N.A., as Documentation
              Agent, The Bank of New York, The Bank of Nova Scotia, and
              Toronto-Dominion (Texas), Inc., as Co-Syndication Agents,
              Deutsche Bank AG New York Branch and/or Cayman Islands
              Branch and Fleet National Bank, as Co-Agents, SunTrust Bank,
              Nashville, N.A. and Wachovia Bank, N.A., as Lead Managers
              and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10(a) to the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
4.11      --  $1.2 Billion Credit Agreement dated as of March 13, 2000 among the Company, The Several Banks and other Financial
              Institutions, Chase Securities Inc., as Lead Arranger and
              Sole Book Manager, Bank of America, N.A., as Documentation
              Agent and Co-Arranger, The Bank of Nova Scotia, as
              Syndication Agent and Co-Arranger, Deutsche Bank AG New York
              and/or Cayman Islands Branches, as Syndication Agent and
              Co-Arranger, The Bank of New York, as Co-Arranger, The
              Industrial Bank of Japan, Limited, as Co-Arranger, Citicorp
              USA, as Lead Manager, SunTrust Bank, as Lead Manager,
              Wachovia Bank, N.A., as Lead Manager and The Chase Manhattan
              Bank, as Administrative Agent (which agreement is filed
              herewith).
4.12      --  Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals,
              Inc. (filed as Exhibit 99 to the Company's Current Report on
              Form 8-K dated May 11, 1999, and incorporated herein by
              reference).
10.1      --  Agreement and Plan of Merger among the Company, COL
              Acquisition Corporation and Healthtrust, Inc.--The Hospital
              Company dated as of October 4, 1994 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
              33-56803), and incorporated herein by reference).

10.2      --  Agreement and Plan of Merger among the Company, CHOS
              Acquisition Corporation and HCA-Hospital Corporation of
              America dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
              33-50735), and incorporated herein by reference).
10.3      --  Agreement and Plan of Merger between Galen Health Care, and the Company dated as of June 10, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
              33-49773), and incorporated herein by reference).
10.4      --  Agreement and Plan of Merger among Hospital Corporation of
              America, HCA-Hospital Corporation of America and TF
              Acquisition, Inc. dated November 21, 1988 plus a list
              identifying the contents of all omitted exhibits to the
              Agreement and Plan of Merger plus an agreement of Hospital
              Corporation of America to furnish supplementally to the
              Securities and Exchange Commission upon request a copy of
              all omitted exhibits (filed as Exhibit 2 to Hospital
              Corporation of America's Current Report on Form 8-K dated
              November 21, 1988, and incorporated herein by reference).
10.5      --  Amendment No. 1 to Agreement and Plan of Merger dated as of
              February 7, 1989, among Hospital Corporation of America,
              HCA-Hospital Corporation of America and TF Acquisition, Inc.
              (filed as Exhibit 2(b) to Hospital Corporation of America's
              Annual Report on Form 10-K for the year ended December 31,
              1988, and incorporated herein by reference).
10.6      --  Columbia Hospital Corporation Stock Option Plan (filed as
              Exhibit 10.13 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990, and
              incorporated herein by reference).*
10.7(a)   --  Amended and Restated Columbia/HCA Healthcare Corporation
              1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1998, and incorporated herein by
              reference).*
10.7(b)   --  First Amendment to Amended and Restated Columbia/HCA
              Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1999, and
              incorporated herein by reference).*
10.8      --  Columbia Hospital Corporation Outside Directors Nonqualified
              Stock Option Plan (filed as Exhibit 28.1 to the Company's
              Registration Statement on Form S-8 (File No. 33-55272), and
              incorporated herein by reference).*
10.9      --  HCA-Hospital Corporation of America 1989 Nonqualified Stock
              Option Plan, as amended through December 16, 1991 (filed as
              Exhibit 10(g) to HCA-Hospital Corporation of America's
              Registration Statement on Form S-1 (File No. 33-44906), and
              incorporated herein by reference).*
10.10     --  Form of Stock Option Agreement under the HCA-Hospital
              Corporation of America 1989 Nonqualified Stock Option Plan
              (filed as Exhibit 10(j) to HCA-Hospital Corporation of
              America's Annual Report on Form 10-K for the year ended
              December 31, 1989, and incorporated herein by reference).*
10.11     --  HCA-Hospital Corporation of America Nonqualified Initial
              Option Plan (filed as Exhibit 4.6 to the Company's
              Registration Statement on Form S-3 (File No. 33-52379), and
              incorporated herein by reference).*
10.12     --  Form of Indemnity Agreement with certain officers and
              directors (filed as Exhibit 10(kk) to Galen Health Care,
              Inc.'s Registration Statement on Form 10, as amended, and
              incorporated herein by reference).
10.13     --  Form of Severance Pay Agreement between Galen Health Care,
              Inc. and certain executives (filed as Exhibit 10(jj) to
              Galen Health Care, Inc.'s Registration Statement on Form 10,
              as amended, and incorporated herein by reference).*
10.14     --  Form of Severance Agreement between HCA-Hospital Corporation of America and certain executives dated as of November 1,
              1993 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
              and incorporated herein by reference).*

10.15     --  Assumption Agreement among the Company, CHOS Acquisition
              Corporation and HCA-Hospital Corporation of America dated as of February 10, 1994, relating to the Severance Agreements
              (filed as Exhibit 10.16 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
10.16     --  Form of Severance Pay Agreement between the Company and certain executives dated as of June 10, 1993 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
10.17     --  Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company's Registration Statement on
              Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.18     --  Columbia/HCA Healthcare Corporation 1997 Annual Incentive
              Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).*
10.19     --  Columbia/HCA Healthcare Corporation Directors' Retirement
              Policy (filed as Exhibit 10.20 to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).*
10.20     --  HCA-Hospital Corporation of America 1992 Stock Compensation
              Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of
              America's Registration Statement on Form S-1 (File No.
              33-44906), and incorporated herein by reference).*
10.21     --  Columbia/HCA Healthcare Corporation 1995 Management Stock
              Purchase Plan (filed as Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995, and incorporated herein by reference).*
10.22     --  Employment Agreement, dated April 24, 1995 by and between the Company and R. Clayton McWhorter (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).*
10.23     --  Amended and Restated Agreement and Plan of Merger among the
              Company, CVH Acquisition Corporation and Value Health, Inc.
              dated as of April 14, 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 22, 1997, and incorporated herein by reference).
10.24     --  Separation Agreement between the Company and Richard L.
              Scott dated July 25, 1997 (filed as Exhibit 10(a) to the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).*
10.25     --  Separation Agreement between the Company and David T.
              Vandewater dated July 25, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).*
10.26     --  Columbia/HCA Healthcare Corporation Directors
              Fees/Compensation Policy as revised May 14, 1998 (filed as
              Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.27     --  Columbia/HCA Healthcare Corporation Outside Directors Stock
              and Incentive Compensation Plan, as amended and restated
              (filed as Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.28     --  Columbia/HCA Healthcare Corporation Amended and Restated
              1995 Management Stock Purchase Plan (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).*
10.29     --  Columbia/HCA Healthcare Corporation Performance Equity
              Incentive Plan (filed as Exhibit 10.31 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997, and incorporated herein by reference).*
10.30     --  Separation Agreement between the Company and Don Steen dated
              October 17, 1997 (filed as Exhibit 10.32 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997, and incorporated herein by reference).*
10.31     --  Separation Agreement between the Company and Dan Moen dated
              July 1, 1998 (filed as Exhibit 10.31 to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*

10.32             --  Separation Agreement between the Company and David White dated September 11, 1998 (filed as Exhibit
                      10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.33             --  Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit
                      10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.34             --  Letter Agreement between the Company and R. Clayton McWhorter dated January 18, 1999 (filed as
                      Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1998, and incorporated herein by reference).*
10.35             --  Form of Restricted Stock Purchase Agreement between BNA Associates, Inc. and individuals listed on
                      Schedule A (which agreement is filed herewith).
10.36             --  Columbia/HCA Healthcare Corporation 1999 Performance Equity Incentive Plan (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.37             --  Columbia/HCA Healthcare Corporation Severance Policy for America and Pacific Groups (filed as
                      Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1998, and incorporated herein by reference).*
10.38             --  Letter of Credit Agreement dated February 11, 1999 between the Company and the United States of
                      America (filed as Exhibit 99 to the Company's Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference).
12                --  Statement re Computation of Ratio of Earnings to Fixed Charges.
21                --  List of Subsidiaries.
23                --  Consent of Ernst & Young LLP.
27                --  Financial Data Schedule for 1999 year-end information (for SEC use only).

------------------------

* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

     On October 27, 1999, the Company filed a report on Form 8-K which announced the Company's operating results for the third quarter and nine months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLUMBIA/HCA HEALTHCARE CORPORATION

                                        By:  /s/ THOMAS F. FRIST, JR., M.D.
                                           -------------------------------------
                                                Thomas F. Frist, Jr., M.D.
                                           Chairman and Chief Executive Officer
Dated: March 29, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

           /s/ THOMAS F. FRIST, JR., M.D.              Chairman of the Board and Chief  March 29, 2000
-----------------------------------------------------    Executive Officer
             Thomas F. Frist, Jr., M.D.

              /s/ JACK O. BOVENDER, JR.                President, Chief Operating       March 28, 2000
-----------------------------------------------------    Officer, and Director
                Jack O. Bovender, Jr.

                /s/ R. MILTON JOHNSON                  Senior Vice President and        March 29, 2000
-----------------------------------------------------    Controller (Principal
                  R. Milton Johnson                      Accounting Officer)

           /s/ MAGDALENA H. AVERHOFF, M.D.                        Director              March 28, 2000
-----------------------------------------------------
             Magdalena H. Averhoff, M.D.

                 /s/ ELAINE L. CHAO                               Director              March 28, 2000
-----------------------------------------------------
                   Elaine L. Chao

                 /s/ J. MICHAEL COOK                              Director              March 28, 2000
-----------------------------------------------------
                   J. Michael Cook

                /s/ MARTIN FELDSTEIN                              Director              March 28, 2000
-----------------------------------------------------
                  Martin Feldstein

               /s/ FREDERICK W. GLUCK                             Director              March 28, 2000
-----------------------------------------------------
                 Frederick W. Gluck

               /s/ GLENDA A. HATCHETT                             Director              March 28, 2000
-----------------------------------------------------
                 Glenda A. Hatchett

                 /s/ T. MICHAEL LONG                              Director              March 28, 2000
-----------------------------------------------------
                   T. Michael Long

              /s/ R. CLAYTON MCWHORTER                            Director              March 28, 2000
-----------------------------------------------------
                R. Clayton McWhorter

                /s/ JOHN H. MCARTHUR                              Director              March 28, 2000
-----------------------------------------------------
                  John H. McArthur

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ THOMAS S. MURPHY                              Director              March 28, 2000
-----------------------------------------------------
                  Thomas S. Murphy

                 /s/ KENT C. NELSON                               Director              March 28, 2000
-----------------------------------------------------
                   Kent C. Nelson

                /s/ CARL E. REICHARDT                             Director              March 28, 2000
-----------------------------------------------------
                  Carl E. Reichardt

              /s/ FRANK S. ROYAL, M.D.                            Director              March 28, 2000
-----------------------------------------------------
                Frank S. Royal, M.D.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   F-3
  Consolidated Balance Sheets, December 31, 1999 and 1998...   F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-6
  Notes to Consolidated Financial Statements................   F-7
  Quarterly Consolidated Financial Information
     (Unaudited)............................................  F-30

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

     We have audited the accompanying consolidated balance sheets of Columbia/HCA Healthcare Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia/HCA Healthcare Corporation at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 8 to the Consolidated Financial Statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 11, 2000

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $16,657    $18,681    $18,819
Salaries and benefits.......................................    6,749      7,811      7,631
Supplies....................................................    2,645      2,901      2,722
Other operating expenses....................................    3,196      3,771      4,263
Provision for doubtful accounts.............................    1,269      1,442      1,420
Depreciation and amortization...............................    1,094      1,247      1,238
Interest expense............................................      471        561        493
Equity in earnings of affiliates............................      (90)      (112)       (68)
Gains on sales of facilities................................     (297)      (744)        --
Impairment of long-lived assets.............................      220        542        442
Restructuring of operations and investigation related
  costs.....................................................      116        111        140
                                                              -------    -------    -------
                                                               15,373     17,530     18,281
                                                              -------    -------    -------
Income from continuing operations before minority interests
  and income taxes..........................................    1,284      1,151        538
Minority interests in earnings of consolidated entities.....       57         70        150
                                                              -------    -------    -------
Income from continuing operations before income taxes.......    1,227      1,081        388
Provision for income taxes..................................      570        549        206
                                                              -------    -------    -------
Income from continuing operations...........................      657        532        182
Discontinued operations:
  Income (loss) from operations of discontinued businesses,
     net of income taxes (benefits) of ($26) in 1998 and $18
     in 1997................................................       --        (80)        12
  Losses on disposals of discontinued businesses, net of
     income tax benefit of $124 in 1997.....................       --        (73)      (443)
Cumulative effect of accounting change, net of income tax
  benefit of $36............................................       --         --        (56)
                                                              -------    -------    -------
          Net income (loss).................................  $   657    $   379    $  (305)
                                                              =======    =======    =======
Basic earnings (loss) per share:
  Income from continuing operations.........................  $  1.12    $   .82    $   .28
  Discontinued operations:
     Income (loss) from operations of discontinued
       businesses...........................................       --       (.12)       .02
     Losses on disposals of discontinued businesses.........       --       (.11)      (.67)
  Cumulative effect of accounting change....................       --         --       (.09)
                                                              -------    -------    -------
          Net income (loss).................................  $  1.12    $   .59    $  (.46)
                                                              =======    =======    =======
Diluted earnings (loss) per share:
  Income from continuing operations.........................  $  1.11    $   .82    $   .27
  Discontinued operations:
     Income (loss) from operations of discontinued
       businesses...........................................       --       (.12)       .02
     Losses on disposals of discontinued businesses.........       --       (.11)      (.67)
  Cumulative effect of accounting change....................       --         --       (.08)
                                                              -------    -------    -------
          Net income (loss).................................  $  1.11    $   .59    $  (.46)
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999       1998
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $   190    $   297
  Accounts receivable, less allowances for doubtful accounts
     of $1,567 and $1,645...................................    1,873      2,096
  Inventories...............................................      383        434
  Income taxes receivable...................................      178        149
  Other.....................................................      973        887
                                                              -------    -------
                                                                3,597      3,863
Property and equipment, at cost:
  Land......................................................      813        925
  Buildings.................................................    6,108      6,708
  Equipment.................................................    6,721      7,449
  Construction in progress..................................      442        562
                                                              -------    -------
                                                               14,084     15,644
  Accumulated depreciation..................................   (5,594)    (6,195)
                                                              -------    -------
                                                                8,490      9,449
Investments of insurance subsidiary.........................    1,457      1,614
Investments in and advances to affiliates...................      654      1,275
Intangible assets, net of accumulated amortization of $644
  and $596..................................................    2,319      2,910
Other.......................................................      368        318
                                                              -------    -------
                                                              $16,885    $19,429
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   657    $   784
  Accrued salaries..........................................      403        425
  Other accrued expenses....................................    1,112      1,282
  Long-term debt due within one year........................    1,160      1,068
                                                              -------    -------
                                                                3,332      3,559
Long-term debt..............................................    5,284      5,685
Professional liability risks, deferred taxes and other
  liabilities...............................................    1,889      1,839
Minority interests in equity of consolidated entities.......      763        765
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     543,272,900 voting shares and 21,000,000 nonvoting
     shares -- 1999 and 621,578,300 voting shares and
     21,000,000 nonvoting shares -- 1998....................        6          6
  Capital in excess of par value............................      951      3,498
  Other.....................................................        8         11
  Accumulated other comprehensive income....................       53         80
  Retained earnings.........................................    4,599      3,986
                                                              -------    -------
                                                                5,617      7,581
                                                              -------    -------
                                                              $16,885    $19,429
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                 COMMON STOCK     CAPITAL IN            ACCUMULATED
                                               ----------------   EXCESS OF                OTHER
                                                SHARES     PAR       PAR               COMPREHENSIVE   RETAINED
                                                (000)     VALUE     VALUE      OTHER      INCOME       EARNINGS   TOTAL
                                               --------   -----   ----------   -----   -------------   --------   ------
Balances, December 31, 1996..................   671,499    $ 7      $4,519      $14         $52         $4,017    $8,609
  Comprehensive loss:
    Net loss.................................                                                             (305)     (305)
    Other comprehensive income:
      Net unrealized gains on investment
         securities..........................                                                38                       38
      Foreign currency translation
         adjustments.........................                                                 2                        2
                                                                                            ---         ------    ------
         Total comprehensive loss............                                                40           (305)     (265)
  Cash dividends.............................                                                              (53)      (53)
  Stock repurchases..........................   (37,895)    (1)     (1,272)                                       (1,273)
  Stock options exercised, net...............     4,108                100       (4)                                  96
  Employee benefit plan issuances............     3,740                108                                           108
  Other......................................                           25        3                                   28
                                               --------    ---      ------      ---         ---         ------    ------
Balances, December 31, 1997..................   641,452      6       3,480       13          92          3,659     7,250
  Comprehensive income:
    Net income...............................                                                              379       379
    Other comprehensive income (loss):
      Net unrealized losses on investment
         securities..........................                                               (13)                     (13)
      Foreign currency translation
         adjustments.........................                                                 1                        1
                                                                                            ---         ------    ------
         Total comprehensive income..........                                               (12)           379       367
  Cash dividends.............................                                                              (52)      (52)
  Stock repurchases..........................    (4,076)               (98)                                          (98)
  Stock options exercised, net...............     1,623                 37                                            37
  Employee benefit plan issuances............     2,983                 71                                            71
  Other......................................       596                  8       (2)                                   6
                                               --------    ---      ------      ---         ---         ------    ------
Balances, December 31, 1998..................   642,578      6       3,498       11          80          3,986     7,581
  Comprehensive income:
    Net income...............................                                                              657       657
                                                                                                        ------    ------
    Other comprehensive loss:................
      Net unrealized losses on investment
         securities..........................                                               (18)                     (18)
      Foreign currency translation
         adjustments.........................                                                (9)                      (9)
                                                                                            ---         ------    ------
         Total comprehensive income..........                                               (27)           657       630
  Cash dividends.............................                                                              (44)      (44)
  Stock repurchases..........................   (81,855)            (1,930)                                       (1,930)
  Stock options exercised, net...............       719                 15       (1)                                  14
  Employee benefit plan issuances............     2,840                 56                                            56
  Spin-offs of LifePoint and Triad...........                         (687)                                         (687)
  Other......................................        (9)                (1)      (2)                                  (3)
                                               --------    ---      ------      ---         ---         ------    ------

Balances, December 31, 1999..................   564,273    $ 6      $  951      $ 8         $53         $4,599    $5,617
                                               ========    ===      ======      ===         ===         ======    ======

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                               1999      1998      1997
                                                              -------   -------   -------
Cash flows from continuing operating activities:
  Net income (loss).........................................  $   657   $   379   $  (305)
  Adjustments to reconcile net income (loss) to net cash
     provided by continuing operating activities:
       Provision for doubtful accounts......................    1,269     1,442     1,420
       Depreciation and amortization........................    1,094     1,247     1,238
       Income taxes.........................................      (66)      351      (782)
       Gains on sales of facilities.........................     (297)     (744)       --
       Impairment of long-lived assets......................      220       542       442
       Loss from discontinued operations....................       --       153       431
       Increase (decrease) in cash from operating assets and
        liabilities:
          Accounts receivable...............................   (1,463)   (1,229)   (1,167)
          Inventories and other assets......................     (119)      (39)       25
          Accounts payable and accrued expenses.............     (110)     (177)      121
       Other................................................       38        (9)       60
                                                              -------   -------   -------
          Net cash provided by continuing operating
            activities......................................    1,223     1,916     1,483
                                                              -------   -------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,287)   (1,255)   (1,422)
  Acquisition of hospitals and health care entities.........       --      (215)     (411)
  Spin-off of facilities to stockholders....................      886        --        --
  Disposal of hospitals and health care entities............      805     2,060       212
  Change in investments.....................................      565      (294)      (74)
  Investment in discontinued operations, net................       --       677    (1,060)
  Other.....................................................      (44)       (3)        9
                                                              -------   -------   -------
          Net cash provided by (used in) investing
            activities......................................      925       970    (2,746)
                                                              -------   -------   -------
Cash flows from financing activities:
  Issuance of long-term debt................................    1,037         3       249
  Net change in commercial paper and revolving bank
     credit.................................................      200    (2,514)    2,453
  Repayment of long-term debt...............................   (1,572)     (147)     (318)
  Issuances (repurchases) of common stock, net..............   (1,884)        8    (1,082)
  Payment of cash dividends and redemption of preferred
     stock purchase rights..................................      (44)      (52)      (53)
  Other.....................................................        8         3        11
                                                              -------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   (2,255)   (2,699)    1,260
                                                              -------   -------   -------
Change in cash and cash equivalents.........................     (107)      187        (3)
Cash and cash equivalents at beginning of period............      297       110       113
                                                              -------   -------   -------
Cash and cash equivalents at end of period..................  $   190   $   297   $   110
                                                              =======   =======   =======
Interest payments...........................................  $   475   $   566   $   471
Income tax payments, net of refunds.........................  $   634   $  (139)  $ 1,168

   The accompanying notes are an integral part of the consolidated financial statements.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Reporting Entity

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 1999, these affiliates owned and operated 195 hospitals, 80 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA are also partners in several joint ventures that own and operate 12 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this annual report on Form 10-K refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by content.

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The consolidated financial statements include all subsidiaries and entities controlled by the Company. "Control" is generally defined by the Company as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     The Company has completed various acquisitions and joint venture transactions that have been recorded under the purchase method of accounting. Accordingly, the accounts of these entities have been consolidated with those of the Company for periods subsequent to the acquisition of controlling interests.

  Revenues

     The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). The adjustments to estimated reimbursement amounts resulted in increases to revenues of $94 million, $37 million and $43 million in 1999, 1998 and 1997, respectively. In association with the ongoing Federal investigations into certain of the Company's business practices, the applicable governmental agencies have substantially ceased the processing of final settlements of the Company's cost reports. Since the cost reports are not being settled, the Company is not receiving the updated information which has historically been the basis used by the Company to adjust estimated settlement amounts. At this time, the Company cannot predict when, or if, the historical cost report settlement process will be resumed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Revenues (Continued)
     The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

  Accounts Receivable

     The Company receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999 and 1998, approximately 29% and 30%, respectively, of the Company's revenues related to patients participating in the Medicare program. The Company recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

     Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance and subsequent recoveries are added.

     The amount of the provision for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. The primary tool used in management's assessment is an annual, detailed review of historical collections and write-offs at facilities that represent a majority of the Company's revenues and accounts receivable. The results of the detailed review of collections experience are compared to the allowance amount at the beginning of the review period and the allowance amount for the current period is evaluated based upon the historical experience, adjusted for changes in trends and conditions.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-lived Assets

  (a) Property and Equipment

     Depreciation expense, computed using the straight-line method, was $976 million in 1999, $1.1 billion in 1998 and $1.1 billion in 1997. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, clinic and other

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Long-lived Assets (Continued)
acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluations of each market that include quantitative analyses of net revenue and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

  Professional Liability Insurance Claims

     A substantial portion of the Company's professional liability risks is insured through a wholly-owned insurance subsidiary of the Company, which is funded annually. Allowances for professional liability risks were $1.5 billion and $1.4 billion at December 31, 1999 and 1998, respectively. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective balance sheet dates. The allowances for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes that the allowances for losses and loss expenses are adequate. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known and such adjustments are included in current operating results.

     The Company's wholly owned insurance subsidiary has entered into certain reinsurance contracts. The obligations covered by the reinsurance contracts remain on the balance sheet as the Company remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The unamortized balance of the amounts paid for the reinsurance contracts ($215 million at December 31, 1999) is included in other assets.

  Investments of Insurance Subsidiary

     At December 31, 1999 and 1998, all of the investments of the Company's wholly-owned insurance subsidiary were classified as "available for sale" as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

  Minority Interests in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

     The Company is a party to several partnership agreements which include provisions for the redemption of minority interests using specified valuation techniques.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
  Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for the Company's employee stock benefit plans.

  Disclosures about Segments of an Enterprise

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

  Recent Pronouncements

     During June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 defers the effective date of SFAS 133 to years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Management is evaluating SFAS 133 and, due to the Company's minimal use of derivatives, does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2 -- INVESTIGATIONS

     The Company is currently the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. The Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on the Company. The actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorney's fees and costs. The government has intervened in six unsealed qui tam actions. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     Management remains unable to predict the outcome or effect of the ongoing investigations or qui tam and other actions. If the Company is found to have violated Federal or state laws relating to Medicare, Medicaid or

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTIGATIONS (CONTINUED)
similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and the Company could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have a material adverse effect on the Company's financial position and results of operations. (See Note 12 -- Contingencies and Part I, Item 3: Legal Proceedings.)

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     The Company has substantially completed a restructuring of its operations in an effort to create a smaller and more focused company. The restructuring included the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") and the divestitures of the Company's home health and certain other businesses, as described in Note 5 -- Discontinued Operations.

  Divestiture of Certain Hospitals and Surgery Centers

     During 1999, the Company recognized a net pretax gain of $297 million ($164 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 23 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $217 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $220 million. The hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $580 million (through the date of sale or closure), $795 million and $888 million for the years ended December 31, 1999, 1998 and 1997, respectively. These facilities incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $57 million (through the date of sale or closure), $86 million and $23 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company completed the sales of 10 consolidating hospitals and the 4 non-consolidating hospitals that had been identified for divestiture. The facilities spun-off to Triad included 4 of the consolidating hospitals on which impairment charges had been recorded. The Company completed the sale of one additional consolidating hospital in January 2000. The proceeds from the completed sales approximated the carrying values and were used to repay bank borrowings. It is anticipated that proceeds from the expected divestitures in 2000 will be used to repay bank borrowings.

     During 1998, Columbia/HCA recognized a net pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes the sale of 20 consolidating hospitals and one non-consolidating hospital to a consortium of not-for-profit entities for gross proceeds of approximately $1.2 billion, resulting in a pretax gain of $570 million ($335 million after-tax). The $744 million net gain also includes the completed sale of 34 ambulatory surgery centers for proceeds of approximately $550 million. The sale of these surgery centers resulted in a pretax gain of $203 million ($50 million after-tax). The high effective tax rate of 73% on the gain was due to significant amounts of non-deductible goodwill related to the surgery centers sold. Also included in the $744 million net gain was a pretax loss of $29 million ($20 million after-tax) on the sales of 6 consolidating hospitals for gross proceeds of approximately $108 million. Proceeds from these sales were used to repay bank borrowings.

     During September 1998, management approved a plan to divest a group of the Company's medical office buildings. The divestiture is expected to be completed during 2000, through the transfer of the medical office

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (Continued) buildings to a joint venture in which the Company will maintain a minority interest. The carrying value for the medical office buildings was reduced to fair value of approximately $317 million, based on estimates of sales values, resulting in a non-cash, pretax charge of approximately $175 million. For the years ended December 31, 1999, 1998 and 1997, respectively, these medical office buildings to be divested had net revenues of approximately $76 million, $68 million and $59 million and incurred losses from continuing operations before the pretax charge and income tax benefits of approximately $82 million, $66 million and $64 million. Proceeds from the medical office buildings divestiture are expected to be used to repay bank borrowings.

     During 1998, management identified and initiated plans to sell or close during 1999, 23 consolidating hospitals and one non-consolidating hospital. The carrying value for certain of the hospitals and other assets expected to be sold was reduced to fair value of approximately $422 million based on estimates of sales values, resulting in a non-cash, pretax charge of approximately $367 million. For the years ended December 31, 1999, 1998 and 1997, respectively, the hospitals and other assets for which the impairment charge was recorded had net revenues of approximately $566 million (through the date of sale or closure), $896 million and $954 million and incurred income (losses) from continuing operations before the pretax charge and income taxes (benefits) of approximately $(64) million (through the date of sale or closure), $(77) million and $6 million. During 1999, the sales of 9 consolidating hospitals and one non-consolidating hospital that had been identified for divestiture were completed for gross proceeds of approximately $580 million. During 1999, it was determined that one consolidating hospital on which the 1998 impairment charge was taken would not be sold. Proceeds (which approximated the carrying values) from the completed divestitures were, and from the expected remaining divestitures will be, used to repay bank borrowings.

     During 1997, management identified and initiated plans to close or sell 20 consolidating hospital facilities and 15 surgery centers (primarily optical surgery centers) that were identified as not compatible with the Company's operating plans. The carrying value of these facilities was reduced to fair value of approximately $226 million, based on estimates of sales values, for a total non-cash charge, pretax of $402 million. As of December 31, 1998, the Company had completed the sales or closures of 18 hospitals and 9 surgery centers. During 1999, the Company completed the sales of the remaining 2 hospitals and 6 surgery centers. Proceeds (which approximated the carrying values) were used to repay bank borrowings.

     During the fourth quarter of 1997, the Company also recorded a non-cash, pretax charge of approximately $40 million related to the impairment of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets are now recorded at estimated fair value.

     Management's estimates of sales values are generally based upon internal evaluations of each market that include quantitative analyses of net revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

     The asset impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. The impaired facilities are classified as "held for use" because economic and operational considerations justify operating the facilities and marketing them as operating enterprises, therefore depreciation has not been suspended. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)
     The impairment charges affected the Company's asset categories, as follows (dollars in millions):

                                                              1999    1998    1997
                                                              ----    ----    ----
Property and equipment......................................  $122    $401    $319
Intangible assets...........................................    82      90     123
Investments in and advances to affiliates...................    16      51      --
                                                              ----    ----    ----
                                                              $220    $542    $442
                                                              ====    ====    ====

     The impairment charges affected the Company's operating segments, as follows (dollars in millions):

                                                              1999    1998    1997
                                                              ----    ----    ----
Eastern Group...............................................  $ 57    $ 82    $106
Western Group...............................................    15      43     102
Corporate and other.........................................    18     188      27
Spin-offs...................................................    34      81      14
National Group..............................................    96     148     193
                                                              ----    ----    ----
                                                              $220    $542    $442
                                                              ====    ====    ====

  Spin-Offs

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. Triad was comprised of 34 consolidating hospitals and LifePoint was comprised of 23 consolidating hospitals. The Company's capital in excess of par value was reduced by approximately $687 million related to the spin-offs of LifePoint and Triad.

     For the years ended December 31, 1999 (through May 11, 1999), 1998 and 1997, respectively, the LifePoint and Triad facilities had $666 million, $2.1 billion and $2.1 billion in revenues. Income (loss) from continuing operations for the LifePoint and Triad facilities was $(26) million, $(67) million, and $16 million for the years ended December 31, 1999 (through May 11, 1999), 1998 and 1997, respectively.

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 1999, 1998 and 1997, the Company recorded the following pretax charges in connection with the restructuring of operations and investigation related costs as discussed in Note 2 -- Investigations and Note 3
-- Restructuring of Operations (in millions):

                                                              1999    1998    1997
                                                              ----    ----    ----
Professional fees related to investigations.................  $ 77    $ 96    $ 44
Severance costs.............................................     5       5      61
Other.......................................................    34      10      35
                                                              ----    ----    ----
          Total.............................................  $116    $111    $140
                                                              ====    ====    ====

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amounts in 1999 and 1998 related primarily to a small group of executives associated with operations or functions that were ceased or divested during these periods. The $61 million expense in 1997 was primarily due to the severance for eight senior corporate executives (including the CEO, COO and CFO) of approximately $29 million and severance for approximately 180 corporate employees (primarily in the management training and consulting, develop-

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS
          (CONTINUED)
ment, marketing and product lines areas) of approximately $32 million. Approximately $51 million (of the $61 million 1997 expense) was paid during 1997. Exit costs of approximately $10 million were accrued for lease commitments related to several division office locations that were closed during 1997. A liability balance of approximately $20 million at December 31, 1997 (approximately $10 million for employee benefits and approximately $10 million for lease commitments) has been reduced by payments of approximately $7 million and $6 million made during 1998 and 1999. In 1999, the Company accrued approximately $6 million for lease commitments related to the closure of a leased hospital in the Company's Eastern Group. The liability balance for accrued severance and lease commitments was approximately $13 million at December 31, 1999.

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

     Revenues of the discontinued businesses totaled $1.0 billion and $2.0 billion for the years ended December 31, 1998 and 1997, respectively.

NOTE 6 -- ACQUISITIONS

     During 1998 and 1997, the Company acquired various hospitals and related health care entities (or controlling interests in such entities), all of which were recorded using the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- ACQUISITIONS (CONTINUED)
     The following is a summary of hospitals and other health care entities acquired during 1998 and 1997 (excluding the 1997 acquisition of Value Health) (dollars in millions):

                                                              1998    1997
                                                              ----    ----
Number of hospitals.........................................     6       5
Number of licensed beds.....................................   852     974
Purchase price information:
  Hospitals:
     Fair value of assets acquired..........................  $205    $162
     Liabilities assumed....................................   (39)    (39)
                                                              ----    ----
       Net assets acquired..................................   166     123
     Contributions from minority partners...................   (54)    (24)
                                                              ----    ----
                                                               112      99
  Other health care entities acquired.......................   103     312
                                                              ----    ----
       Net cash paid........................................  $215    $411
                                                              ====    ====

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $86 million in 1998 and $221 million in 1997.

     The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 7 -- INCOME TAXES

     The provision for income taxes on income from continuing operations consists of the following (dollars in millions):

                                                              1999    1998    1997
                                                              ----    ----    ----
Current:
  Federal...................................................  $517    $637    $313
  State.....................................................    90     116      56
  Foreign...................................................     3      --      --
Deferred:
  Federal...................................................   (37)   (169)   (134)
  State.....................................................    (6)    (35)    (29)
  Foreign...................................................     3      --      --
                                                              ----    ----    ----
                                                              $570    $549    $206
                                                              ====    ====    ====

     A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit.......   4.5     4.9     4.6
Non-deductible intangible assets............................   7.5    11.4    12.7
Other items, net............................................  (0.5)   (0.5)    0.6
                                                              ----    ----    ----
Effective income tax rate...................................  46.5%   50.8%   52.9%
                                                              ====    ====    ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
     A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                               1999                   1998
                                                       --------------------   --------------------
                                                       ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                       ------   -----------   ------   -----------
Depreciation and fixed asset basis differences.......   $ --       $342        $ --       $407
Allowances for professional and general liability
  and other risks....................................    296         --         351         --
Doubtful accounts....................................    359         --         316         --
Compensation.........................................    160         --          98         --
Other................................................    140        285         182        281
                                                        ----       ----        ----       ----
                                                        $955       $627        $947       $688
                                                        ====       ====        ====       ====

     Deferred income taxes of $571 million and $486 million at December 31, 1999 and 1998, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $243 and $227 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, state net operating loss carryforwards (expiring in years 2000 through 2004) available to offset future taxable income approximated $381 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of intangible assets. Net deferred tax assets related to such carryforwards are not significant.

  IRS Disputes

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The Company anticipates filing a petition with the Tax Court contesting certain claimed deficiences and adjustments proposed by the IRS in connection with its examination of the Company's 1995 through 1996 Federal income tax returns during the second quarter of 2000. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $181 million in income taxes and interest through December 31, 1999.

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the classification of a current liability for tax and interest (through December 31, 1999) of $152 million and had no impact on the Company's results of operations.

     Tax Court decisions received in 1996 and 1997, related to the IRS' examination of HCA's 1981 through 1988 Federal income tax returns, may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 2000. Because no final decisions have been made regarding appeals of the decisions, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
     During the first quarter of 2000, the IRS began an examination of the Company's 1997 through 1998 Federal income tax returns. The Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim upon completion of this examination.

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

NOTE 9 -- EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and warrants using the treasury stock method and the assumed net-share settlement of structured repurchases of common stock.

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in millions, except per share amounts and shares in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Income from continuing operations..................  $    657    $    532    $    182
                                                     ========    ========    ========
Weighted average common shares outstanding.........   585,216     643,719     657,931
  Effect of dilutive securities:
     Stock options.................................     3,865       2,310       4,407
     Warrants and other............................     1,948         620         752
                                                     --------    --------    --------
Shares used for diluted earnings per share.........   591,029     646,649     663,090
                                                     ========    ========    ========
Earnings per share:
  Basic earnings per share from continuing
     operations....................................  $   1.12    $    .82    $    .28
                                                     ========    ========    ========
  Diluted earnings per share from continuing
     operations....................................  $   1.11    $    .82    $    .27
                                                     ========    ========    ========

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INVESTMENTS OF INSURANCE SUBSIDIARY

     A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                                                    1999
                                                   --------------------------------------
                                                                  UNREALIZED
                                                                    AMOUNTS
                                                   AMORTIZED    ---------------     FAIR
                                                     COST       GAINS    LOSSES    VALUE
                                                   ---------    -----    ------    ------
Debt securities:
  United States Government.......................   $    4      $ --      $ --     $    4
  States and municipalities......................      873         5       (15)       863
  Mortgage-backed securities.....................       74         1        (1)        74
  Corporate and other............................      107        --        (3)       104
  Money market funds.............................       59        --        --         59
  Redeemable preferred stocks....................       47        --        --         47
                                                    ------      ----      ----     ------
                                                     1,164         6       (19)     1,151
                                                    ------      ----      ----     ------
Equity securities:
  Perpetual preferred stocks.....................       13        --        (1)        12
  Common stocks..................................      388       138       (32)       494
                                                    ------      ----      ----     ------
                                                       401       138       (33)       506
                                                    ------      ----      ----     ------
                                                    $1,565      $144      $(52)     1,657
                                                    ======      ====      ====
Amounts classified as current assets.............                                    (200)
                                                                                   ------
Investment carrying value........................                                  $1,457
                                                                                   ======

                                                                    1998
                                                   --------------------------------------
                                                                  UNREALIZED
                                                                    AMOUNTS
                                                   AMORTIZED    ---------------     FAIR
                                                     COST       GAINS    LOSSES    VALUE
                                                   ---------    -----    ------    ------
Debt securities:
  United States Government.......................   $  119      $ --      $ --     $  119
  States and municipalities......................      886        32        --        918
  Mortgage-backed securities.....................       78         1        --         79
  Corporate and other............................      173         2        (1)       174
  Money market funds.............................       27        --        --         27
  Redeemable preferred stocks....................       52         1        --         53
                                                    ------      ----      ----     ------
                                                     1,335        36        (1)     1,370
                                                    ------      ----      ----     ------
Equity securities:
  Perpetual preferred stocks.....................       21         1        --         22
  Common stocks..................................      287       126       (41)       372
                                                    ------      ----      ----     ------
                                                       308       127       (41)       394
                                                    ------      ----      ----     ------
                                                    $1,643      $163      $(42)     1,764
                                                    ======      ====      ====
Amounts classified as current assets.............                                    (150)
                                                                                   ------
Investment carrying value........................                                  $1,614
                                                                                   ======

     The fair value of investment securities is generally based on quoted market prices.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)
     Scheduled maturities of investments in debt securities at December 31, 1999 were as follows (dollars in millions):

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------    ------
Due in one year or less.....................................   $  100      $  100
Due after one year through five years.......................      270         269
Due after five years through ten years......................      432         428
Due after ten years.........................................      288         280
                                                               ------      ------
                                                                1,090       1,077
Mortgage-backed securities..................................       74          74
                                                               ------      ------
                                                               $1,164      $1,151
                                                               ======      ======

     The average expected maturity of the investments in debt securities listed above approximated 4.5 years at December 31, 1999. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

     The tax equivalent yield on investments (including common stocks) averaged 9% for 1999, 10% for 1998 and 12% for 1997. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of certain investment income not being subject to taxation.

     The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

                                                              1999    1998    1997
                                                              ----    ----    ----
Debt securities:
  Cash proceeds.............................................  $514    $341    $364
  Gross realized gains......................................     2       3       3
  Gross realized losses.....................................     5       1       1
Equity securities:
  Cash proceeds.............................................  $200    $308    $249
  Gross realized gains......................................   109      77      76
  Gross realized losses.....................................    51      30      10

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- LONG-TERM DEBT

     A summary of long-term debt at December 31 (including related interest rates at December 31, 1999) follows (dollars in millions):

                                                               1999      1998
                                                              ------    ------
Senior collateralized debt (rates generally fixed, averaging
  9.5%) payable in periodic installments through 2034.......  $  211    $  196
Senior debt (rates generally fixed, averaging 7.7%) payable
  in periodic installments through 2095.....................   4,009     4,193
Bank term loans (floating rates, averaging 7.9%)............   1,400     1,741
Bank credit agreements (floating rates, averaging 7.4%).....     700       500
Subordinated debt (rates generally fixed, averaging 6.9%)
  payable in periodic installments through 2015.............     124       123
                                                              ------    ------
Total debt, average life of ten years (rates averaging
  7.8%).....................................................   6,444     6,753
Less amounts due within one year............................   1,160     1,068
                                                              ------    ------
                                                              $5,284    $5,685
                                                              ======    ======

  Credit Facility

     The Company's revolving credit facility (the "Credit Facility") is a $2.0 billion, five-year revolving credit agreement expiring February 2002. As of December 31, 1999, the Company had $700 million outstanding under the Credit Facility.

     As of February 2000, interest is payable generally at either LIBOR plus 0.45% to 1.50% (depending on the Company's credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. The Company is currently in compliance with all such covenants.

  Significant Financing Activities

  1999

     In March 1999, the Company entered into a $1.0 billion interim term loan agreement (the "1999 Term Loan") with several banks. The Company repaid $500 million on 1999 Term Loan in September 1999. Proceeds from the $1.0 billion 1999 Term Loan were used during the second quarter to fund the $1.0 billion share repurchase program approved in February 1999. In March 2000, the Company entered into a $1.2 billion term loan agreement (the "2000 Term Loan") with several banks. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility.

     In February 1999, Standard & Poor's ("S&P") downgraded the Company's senior debt rating from BBB to BB+.

  1998

     During June 1998, the Company's 364-day credit facility was converted into a one-year term loan maturing in June 1999. The one year term loan, which had a balance of $741 million at December 31, 1998, was paid off in its entirety in February 1999.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- LONG-TERM DEBT (CONTINUED)

  Significant Financing Activities (Continued)
     In July 1998, the Company entered into a $1.0 billion term loan agreement (the "1998 Term Loan") with several banks which matures in February 2002. The balance of the 1998 Term Loan at December 31, 1999 was $900 million. Proceeds from the 1998 Term Loan were used to reduce other borrowings.

     In February 1998, the Company's senior debt rating was downgraded from Baa2 to Ba2 and from BBB+ to BBB- by Moody's Investors Service ("Moody's") and Fitch IBCA, respectively.

  1997

     During 1997, the Company's senior debt ratings were downgraded from A2 to Baa2 and from A- to BBB by Moody's and S&P, respectively. The Company's commercial paper ratings were downgraded from P-1 to P-3 and from A-2 to A-3 by Moody's and S&P, respectively. The decline in the Company's commercial paper ratings significantly limited access to this financing source. As such, during the third quarter of 1997, the Company began replacing amounts outstanding under its commercial paper programs with borrowings under its bank credit facilities.

     In June 1997, Columbia/HCA issued $200 million of 7.00% notes due 2007.

  General Information

     Maturities of long-term debt in years 2001 through 2004 (excluding borrowings under the Credit Facility) are $630 million, $514 million, $339 million and $312 million, respectively.

     The estimated fair value of the Company's long-term debt was $6.1 billion and $6.7 billion at December 31, 1999 and 1998, respectively, compared to carrying amounts aggregating $6.4 billion and $6.8 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

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

  General Liability Claims (Continued)
insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

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

  Stock Repurchase Program

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. Approximately 34 million shares have been purchased by certain financial organizations through a series of forward purchase contracts, at an average cost of approximately $29 per share. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. The Company expects the forward purchase contracts will be settled during 2000. In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to an additional $1 billion of its common stock. The Company expects to repurchase its shares through open market purchases, privately negotiated transactions or through forward purchase contracts.

     In February 1999, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock, which the Company completed through open market purchases and accelerated purchase contracts. During 1999, through open market purchases, the Company repurchased 13.7 million shares of its common stock for approximately $300 million. Also during 1999, the Company, through accelerated purchase agreements, repurchased 28.1 million shares of its common stock for approximately $700 million.

     In July 1998, the Company announced a stock repurchase program under which $1 billion of the Company's common stock was repurchased. The majority of these shares were purchased by certain financial organizations through a series of forward purchase contracts. During 1999, the Company settled forward purchase contracts representing 39.5 million shares at a cost of approximately $889 million. The Company, through open market purchases, repurchased 4.1 million shares for $98 million during the fourth quarter of 1998 and 0.6 million shares for $14 million during 1999.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, the Company is obligated to pay the counterparties an amount equal to their average cost to acquire the stock plus a rate of return that varies by contract (from LIBOR plus 36 basis points to LIBOR plus 125 basis points), (2) the contracts generally have a stated term of two years, but the Company may settle the contracts at any time, subject to certain notification requirements and (3) the Company may settle the contracts, at its discretion, by one of two methods: (a) physical settlement -- where the Company would pay cash in exchange for the shares or (b) net share settlement -- where the Company

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASES (CONTINUED)

  Stock Repurchase Program (Continued)
would issue shares to the counterparties or the counterparties would return shares to the Company in amounts that provide value equal to the differential between the market value of the shares on the settlement date and the counterparties' cost to acquire the shares plus the specified rate of return.

     During 1999, the share repurchase transactions reduced capital in excess of par value by approximately $1.9 billion.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The agreement also provided that the Company's share repurchase program announced in February 1999 could be completed, at the Company's discretion, through open market purchases, privately negotiated transactions or through accelerated or forward purchase contracts. The Company and the government acknowledge that the amount of the letters of credit is not based upon the amount or expected amount of any potential settlement of the ongoing government investigation, and the agreement does not constitute an admission of liability by the Company.

     The Company announced in April 1997 that the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. At December 31, 1997, the Company had completed the repurchase program by acquiring approximately 29.4 million shares through open market purchases.

  Other Stock Repurchases

     The Board of Directors has authorized the Company to repurchase shares to be used for stock issuances related to the Company's employee stock benefit plans. During 1997, the Company repurchased approximately 8.5 million shares (at a cost of approximately $273 million) to fund employee stock benefit plan issuances.

NOTE 14 -- STOCK BENEFIT PLANS

     The Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (the "1992 Plan") is the primary plan under which options to purchase common stock may be granted to officers, employees and directors. The number of options or shares authorized under the 1992 Plan is 60,000,000 of which 8,393,000 are available for grant at December 31, 1999. Under the 1992 Plan, options are generally granted at no less than market price on the date of grant. Options are exercisable in whole or in part beginning one to five years after the grant and ending ten years after the grant.

     In October 1997, the Compensation Committee of the Company's Board of Directors modified and amended the 1992 Plan agreements to provide for immediate and 100% vesting upon a "change of control" (as defined in the amendment) of the Company. The amendment is applicable for all options available for grant as well as all options previously issued under the 1992 Plan.

     In the past, the Company has had various other plans under which options to purchase common stock have been granted to officers, employees and directors. Generally, options have been granted with exercise prices no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning two to four years after the grant date and ending four to fifteen years after the grant date.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)
     On May 11, 1999 the Company completed the spin-offs of LifePoint and Triad. Accordingly, adjustments were made to the Columbia/HCA stock options outstanding. Nonvested Columbia/HCA stock options held by individuals who became employees of LifePoint or Triad were cancelled and those employees were granted options by LifePoint or Triad. The number of Columbia/HCA options was increased, Columbia/HCA exercise prices were decreased and/or new options were granted by LifePoint and Triad to preserve the economic value that existed just prior to the spin-offs for the holders of nonvested options by those Columbia/HCA employees who remained Columbia/HCA employees and for all holders of vested Columbia/HCA stock options.

     Information regarding these option plans for 1999, 1998 and 1997 is summarized below (share amounts in thousands):

                                            STOCK       OPTION PRICE PER       WEIGHTED AVERAGE
                                           OPTIONS            SHARE             EXERCISE PRICE
                                           -------    ---------------------    ----------------
Balances, December 31, 1996..............  29,467     $ 0.14    to   $37.00         $24.94
  Granted................................  23,111      25.12    to    41.36          32.03
  Conversion of Value Health Stock
     Options.............................   3,189       6.76    to    59.64          31.31
  Exercised..............................  (4,138)      0.14    to    35.25          15.90
  Cancelled..............................  (6,614)      0.38    to    38.11          32.04
                                           ------
Balances, December 31, 1997..............  45,015       0.14    to    59.64          28.70
  Granted................................   7,092      21.16    to    32.27          25.27
  Exercised..............................  (1,629)      0.38    to    30.90          17.68
  Cancelled..............................  (9,819)      0.14    to    59.64          31.26
                                           ------
Balances, December 31, 1998..............  40,659       0.14    to    41.13          27.92
  Granted................................  18,847      17.12    to    25.75          17.29
  Adjustment due to spin-offs............     406       0.38    to    41.13          27.19
  Exercised..............................    (726)      0.14    to    26.62          14.17
  Cancelled..............................  (7,279)      0.14    to    37.92          29.27
                                           ------
Balances, December 31, 1999..............  51,907       0.14    to    41.13          24.05
                                           ======

                                                       1999             1998        1997
                                                    ----------         -------    --------
Weighted average fair value for options granted
during the year.................................    $     8.01         $  8.81    $ 11.98
Options exercisable.............................        18,304          10,757      8,892
Options available for grant.....................         8,478          19,323     18,436

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)
     The following table summarizes information regarding the options outstanding at December 31, 1999 (share amounts in thousands):

                                                      OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                              ------------------------------------   ----------------------
                                                             WEIGHTED
                                                              AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                                NUMBER       REMAINING    AVERAGE    EXERCISABLE   AVERAGE
    RANGE OF                                  OUTSTANDING   CONTRACTUAL   EXERCISE       AT        EXERCISE
    EXERCISE PRICES                           AT 12/31/99      LIFE        PRICE      12/31/99      PRICE
    ---------------                           -----------   -----------   --------   -----------   --------
    $11.99  to $14.81.......................        48         1 year      $13.24          48       $13.24
     27.10  to 33.52........................        12         1 year       29.61          12        29.61
     18.07  ................................         4        2 years       18.07           4        18.07
     35.30  ................................         8        2 years       35.30           8        35.30
      7.35  to 10.99........................       257        3 years       10.79         257        10.79
     11.26  to 13.24........................     1,145        3 years       11.80       1,145        11.80
     23.85  ................................         5        3 years       23.85           5        23.85
      0.14  ................................       340        4 years        0.14         340         0.14
      0.38  ................................       635        4 years        0.38         635         0.38
     11.47  to 17.11........................       160        4 years       15.99         160        15.99
     24.09  to 27.50........................     2,239        4 years       24.52       2,235        24.52
     25.21  to 30.90........................     3,579        5 years       26.10       2,766        26.12
     29.22  to 36.58........................     5,669        6 years       34.54       3,455        34.09
     31.38  to 41.13........................     5,438        7 years       37.39       1,676        37.35
     12.23  ................................       120        8 years       12.23         120        12.23
     21.16  to 30.93........................    13,665        8 years       26.13       3,126        26.73
     32.27  ................................       147        8 years       32.27          59        32.27
     17.12  to 24.49........................    18,320        9 years       17.29       2,152        18.08
     25.75  to 29.06........................        15        9 years       26.41          --           --
      0.14  ................................       101       14 years        0.14         101         0.14
                                                ------                                 ------
                                                51,907                                 18,304
                                                ======                                 ======

     The Company has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. At December 31, 1999, 2,550,000 shares of common stock were reserved for the Company's employee stock purchase plan.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)
     The Company applies the provisions of APB 25 in accounting for its stock options and stock purchase plans, and accordingly, compensation cost is not recognized in the consolidated statements of operations. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has determined the pro forma net income
(loss) and earnings (loss) per share as if compensation cost for the Company's employee stock option and stock purchase plans had been determined based upon their fair value at the grant date. These pro forma amounts are as follows (dollars in millions, except per share amounts):

                                                                  1999     1998    1997
                                                                  -----    ----    -----
    Net income (loss):
      As reported...............................................  $ 657    $379    $(305)
      Pro forma.................................................    609     346     (344)
    Basic earnings (loss) per share:
      As reported...............................................  $1.12    $.59    $(.46)
      Pro forma.................................................   1.04     .54     (.52)
    Diluted earnings (loss) per share:
      As reported...............................................  $1.11    $.59    $(.46)
      Pro forma.................................................   1.03     .54     (.52)

     The pro forma impact only takes into account employee stock options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and the related compensation expense is amortized ratably over the vesting periods.

     For SFAS 123 purposes, the weighted average fair values of the Company's stock options granted in 1999, 1998 and 1997 were $8.01, $8.81 and $11.98 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Risk-free interest rate.....................................  6.53%   4.75%   5.61%
Expected volatility.........................................   .38     .24     .24
Expected life, in years.....................................     6       6       6
Expected dividend yield.....................................   .35%    .30%    .23%

     The pro forma compensation cost related to the shares of common stock issued under the ESPP was $9 million, $13 million and $14 million for the years 1999, 1998 and 1997, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of each subscription period.

NOTE 15 -- EMPLOYEE BENEFIT PLANS

     The Company maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's salary and are vested over specified periods of employee service. Retirement plan expense was $151 million for 1999, $170 million for 1998 and $194 million for 1997. Amounts approximately equal to retirement plan expense are funded annually.

     The Company maintains various contributory benefit plans which are available to employees who meet certain minimum requirements. Certain of the plans require that the Company match an amount ranging from 25% to 100% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $17 million for 1999, $21 million for 1998 and $19 million for 1997. The Company's contributions are funded periodically during each year.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one line of business which is operating hospitals and related health care entities. During the years ended December 31, 1999, 1998 and 1997, approximately 29%, 30% and 34%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     The Company's operations are structured in two geographically organized groups: the Eastern Group comprised of 103 consolidating hospitals located in the Eastern United States and the Western Group comprised of 82 consolidating hospitals located in the Western United States. These two groups represent the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes 8 consolidating hospitals which are located in the United States, but are not located in the Company's core markets and are currently held for sale. During 1999, the Company moved 11 consolidating hospitals, 7 of which were sold during 1999, from the Eastern and Western Groups to the National Group. One hospital which had been previously been identified to be sold was moved to the Eastern Group since it is no longer being marketed for sale. The Company also operates 2 consolidating hospitals in Switzerland.

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

     The chief operating decision maker reviews geographic distributions of the Company's revenues, EBITDA, depreciation and amortization and assets. EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes. The Company's Chief Operating Officer, who is the Company's chief operating decision maker, uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions of the Company's revenues, EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

                                                         1999       1998       1997
                                                        -------    -------    -------
Revenues:
  Eastern Group.......................................  $ 8,064    $ 7,677    $ 7,585
  Western Group.......................................    7,050      6,521      6,250
  Corporate and other (a).............................      302        283        232
  National Group......................................      575      2,113      2,655
  Spin-offs...........................................      666      2,087      2,097
                                                        -------    -------    -------
                                                        $16,657    $18,681    $18,819
                                                        =======    =======    =======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                         1999       1998       1997
                                                        -------    -------    -------
EBITDA:
  Eastern Group.......................................  $ 1,745    $ 1,582    $ 1,469
  Western Group.......................................    1,167        982        998
  Corporate and other(a)..............................      (68)         8       (149)
  National Group......................................      (39)        90        263
  Spin-offs...........................................       83        206        270
                                                        -------    -------    -------
                                                        $ 2,888    $ 2,868    $ 2,851
                                                        =======    =======    =======
Depreciation and amortization:
  Eastern Group.......................................  $   474    $   465    $   452
  Western Group.......................................      437        406        402
  Corporate and other(a)..............................       98         92         87
  National Group......................................       38        146        167
  Spin-offs...........................................       47        138    $   130
                                                        -------    -------    -------
                                                        $ 1,094    $ 1,247    $ 1,238
                                                        =======    =======    =======
Assets:
  Eastern Group.......................................  $ 6,915    $ 6,950    $ 6,891
  Western Group.......................................    6,586      6,846      6,467
  Corporate and other(a)..............................    3,144      2,884      4,445
  National Group......................................      240      1,023      2,390
  Spin-offs...........................................       --      1,726      1,809
                                                        -------    -------    -------
                                                        $16,885    $19,429    $22,002
                                                        =======    =======    =======

---------------

(a) Includes the Company's 2 consolidating hospitals located in Switzerland.

NOTE 17 -- OTHER COMPREHENSIVE INCOME

     The following table sets forth the components of other comprehensive income, along with their respective income taxes (benefits) and the reclassification adjustments needed to exclude the portion of other comprehensive income already included in net income (loss), (dollars in millions):

                                                                     INCOME
                                                         PRETAX      TAXES       AFTER-TAX
                                                         AMOUNT    (BENEFITS)     AMOUNT
                                                         ------    ----------    ---------
1999
  Unrealized gains (losses) on securities:
     Unrealized holding gains arising during the
       period..........................................   $ 26        $  9         $ 17
     Less: reclassification adjustment for gains
       realized in net income..........................    (55)        (20)         (35)
                                                          ----        ----         ----
     Net unrealized losses.............................    (29)        (11)         (18)
  Foreign currency translation adjustments.............    (13)         (4)          (9)
                                                          ----        ----         ----
          Other comprehensive loss.....................   $(42)       $(15)        $(27)
                                                          ====        ====         ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- OTHER COMPREHENSIVE INCOME (CONTINUED)

                                                                     INCOME
                                                         PRETAX      TAXES       AFTER-TAX
                                                         AMOUNT    (BENEFITS)     AMOUNT
                                                         ------    ----------    ---------
1998
  Unrealized gains (losses) on securities:
     Unrealized holding gains arising during the
       period..........................................   $ 45        $ 17         $ 28
     Less: reclassification adjustment for gains
       realized in net income..........................    (64)        (23)         (41)
                                                          ----        ----         ----
     Net unrealized losses.............................    (19)         (6)         (13)
  Foreign currency translation adjustments.............      1          --            1
                                                          ----        ----         ----
          Other comprehensive loss.....................   $(18)       $ (6)        $(12)
                                                          ====        ====         ====

                                                                     INCOME
                                                         PRETAX      TAXES       AFTER-TAX
                                                         AMOUNT    (BENEFITS)     AMOUNT
                                                         ------    ----------    ---------
1997
  Unrealized gains on securities:
     Unrealized holding gains arising during the
       period..........................................   $147        $ 51         $ 96
     Less: reclassification adjustment for gains
       realized in net income..........................    (91)        (33)         (58)
                                                          ----        ----         ----
     Net unrealized gains..............................     56          18           38
  Foreign currency translation adjustments:
     Unrealized translation adjustments arising during
       the period......................................     16           6           10
     Less: reclassification adjustment for gains
       realized in net income..........................    (13)         (5)          (8)
                                                          ----        ----         ----
     Net unrealized translation adjustments............      3           1            2
                                                          ----        ----         ----
          Other comprehensive income...................   $ 59        $ 19         $ 40
                                                          ====        ====         ====

NOTE 18 -- ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other accrued expenses at December 31 follows (in millions):

                                                               1999      1998
                                                              ------    ------
Employee benefit plans......................................  $  176    $  211
Workers compensation........................................      55        63
Taxes other than income.....................................     164       182
Professional liability risks................................     210       200
Interest....................................................     279       229
Other.......................................................     228       397
                                                              ------    ------
                                                              $1,112    $1,282
                                                              ======    ======

     A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                                               PROVISION     ACCOUNTS
                                                 BALANCES AT      FOR      WRITTEN OFF,   BALANCES
                                                  BEGINNING    DOUBTFUL       NET OF       AT END
                                                   OF YEAR     ACCOUNTS     RECOVERIES    OF YEAR
                                                 -----------   ---------   ------------   --------
Allowances for doubtful accounts:
  Year-ended December 31, 1997.................    $1,380       $1,420       $(1,139)      $1,661
  Year-ended December 31, 1998.................     1,661        1,442        (1,458)       1,645
  Year-ended December 31, 1999.................     1,645        1,269        (1,347)       1,567

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1999
                                                                 ---------------------------------------
                                                                 FIRST      SECOND     THIRD      FOURTH
                                                                 ------     ------     ------     ------
     Revenues...............................................     $4,655     $4,161     $3,899     $3,942
     Net income.............................................     $  322(a)  $  106(b)  $  138     $   91(c)
     Basic earnings per share...............................     $  .50     $  .18     $  .25     $  .16
     Diluted earnings per share.............................     $  .50     $  .18     $  .24     $  .16
     Cash dividends.........................................     $  .02     $  .02     $  .02     $  .02
     Market prices(g):
       High.................................................     $23.67     $27.47     $25.63     $29.44
       Low..................................................      16.38      17.44      20.19      20.25

                                                                                  1998
                                                                 ---------------------------------------
                                                                 FIRST      SECOND     THIRD      FOURTH
                                                                 ------     ------     ------     ------
     Revenues...............................................     $4,901     $4,781     $4,579     $4,420
     Net income (loss):
       Income (loss) from continuing operations.............     $  219     $  173     $  163(e)  $  (23)(f)
       Loss from discontinued operations....................        (22)       (95)(d)    (17)       (19)
                                                                 ------     ------     ------     ------
         Net income (loss)..................................     $  197     $   78     $  146     $  (42)
                                                                 ======     ======     ======     ======
     Basic earnings (loss) per share:
       Income (loss) from continuing operations.............     $  .34     $  .27     $  .25     $ (.04)
       Loss from discontinued operations....................       (.03)      (.15)      (.03)      (.02)
                                                                 ------     ------     ------     ------
         Net income (loss)..................................     $  .31     $  .12     $  .22     $ (.06)
                                                                 ======     ======     ======     ======
     Diluted (loss) earnings per share:
       Income (loss) from continuing operations.............     $  .34     $  .27     $  .25     $ (.04)
       Loss from discontinued operations....................       (.03)      (.15)      (.03)      (.02)
                                                                 ------     ------     ------     ------
         Net income (loss)..................................     $  .31     $  .12     $  .22     $ (.06)
                                                                 ======     ======     ======     ======
     Cash dividends.........................................     $  .02     $  .02     $  .02     $  .02
     Market prices(g):
       High.................................................     $30.86     $32.88     $30.80     $25.88
       Low..................................................      22.91      26.34      18.88      16.14

---------------

(a) First quarter results include $151 million ($.24 per basic and diluted share) of gains on sales of facilities and $80 million ($.13 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(b) Second quarter results include $51 million ($.09 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(c) Fourth quarter results include $13 million ($.02 per basic and diluted share) of gains on sales of facilities and $63 million ($.11 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(d) Second quarter loss from discontinued operations includes a $73 million ($.11 per basic and diluted share) adjustment to the tax benefit on the loss incurred upon completion of the disposal of discontinued operations (see
    NOTE 5 of the Notes to Consolidated Financial Statements).
(e) Third quarter results include $242 million ($.38 per basic and diluted share) of gains on sales of facilities and $197 million ($.31 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(f) Fourth quarter results include $123 million ($.19 per basic and diluted share) of gains on sales of facilities and $152 million ($.23 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(g) Represents high and low sales prices of the Company's common stock which is traded on the New York Stock Exchange (ticker symbol COL). The historical sales prices for periods prior to May 11, 1999 have been restated to reflect the effect of the spin-offs of LifePoint and Triad.