Form 10-Q
period 2000-03-31
COLUMBIA HCA HEALTHCARE CORP
filed 2000-05-11
CIK 860730

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT APRIL 30, 2000
                ---------------------                              -----------------------------
         Voting common stock, $.01 par value                            536,639,900 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      COLUMBIA/HCA HEALTHCARE CORPORATION

                                   FORM 10-Q
                                 MARCH 31, 2000

                                                               PAGE OF
                                                              FORM 10-Q
                                                              ---------
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements:
         Condensed Consolidated Statements of Income -- for
          the quarters ended March 31, 2000 and 1999........      3
         Condensed Consolidated Balance Sheets -- March 31,
          2000 and December 31, 1999........................      4
         Condensed Consolidated Statements of Cash
          Flows -- for the quarters ended March 31, 2000 and
          1999..............................................      5
         Notes to Condensed Consolidated Financial
          Statements........................................      6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     14
PART II: OTHER INFORMATION
Item 1. Legal Proceedings...................................     26
Item 6. Exhibits and Reports on Form 8-K....................     37

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999
                                                              --------    --------
Revenues....................................................  $  4,271    $  4,655

Salaries and benefits.......................................     1,661       1,848
Supplies....................................................       670         722
Other operating expenses....................................       764         904
Provision for doubtful accounts.............................       302         338
Depreciation and amortization...............................       256         296
Interest expense............................................       119         111
Equity in earnings of affiliates............................       (32)        (35)
Gains on sales of facilities................................        --        (249)
Impairment of long-lived assets.............................        --         106
Restructuring of operations and investigation related
  costs.....................................................        13          30
                                                              --------    --------
                                                                 3,753       4,071
                                                              --------    --------

Income before minority interests and income taxes...........       518         584
Minority interests in earnings of consolidated entities.....        26          14
                                                              --------    --------
Income before income taxes..................................       492         570
Provision for income taxes..................................       196         248
                                                              --------    --------
          Net income........................................  $    296    $    322
                                                              ========    ========

Per share data:

  Basic earnings............................................  $    .53    $    .50

  Diluted earnings..........................................  $    .52    $    .50

  Cash dividends............................................  $    .02    $    .02

Shares used in earnings per share calculations (in
  thousands):
  Basic.....................................................   563,239     639,403
  Diluted...................................................   573,054     645,011

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   133      $   190
  Accounts receivable, less allowances for doubtful accounts
     of $1,537 and $1,567...................................     1,976        1,873
  Inventories...............................................       377          383
  Income taxes receivable...................................        --          178
  Other.....................................................       923          973
                                                               -------      -------
                                                                 3,409        3,597

Property and equipment, at cost.............................    14,273       14,084
Accumulated depreciation....................................    (5,724)      (5,594)
                                                               -------      -------
                                                                 8,549        8,490

Investments of insurance subsidiary.........................     1,461        1,457
Investments in and advances to affiliates...................       662          654
Intangible assets, net......................................     2,257        2,319
Other.......................................................       392          368
                                                               -------      -------
                                                               $16,730      $16,885
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   632      $   657
  Accrued salaries..........................................       390          403
  Other accrued expenses....................................     1,054        1,112
  Long-term debt due within one year........................       719        1,160
                                                               -------      -------
                                                                 2,795        3,332

Long-term debt..............................................     5,771        5,284
Professional liability risks, deferred taxes and other
  liabilities...............................................     1,715        1,889
Minority interests in equity of consolidated entities.......       759          763

Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     536,370,200 voting shares and 21,000,000 nonvoting
     shares -- 2000 and 543,272,900 voting shares and
     21,000,000 nonvoting shares -- 1999....................         6            6
  Capital in excess of par value............................       732          951
  Other.....................................................         8            8
  Accumulated other comprehensive income....................        61           53
  Retained earnings.........................................     4,883        4,599
                                                               -------      -------
                                                                 5,690        5,617
                                                               -------      -------
                                                               $16,730      $16,885
                                                               =======      =======

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                              2000     1999
                                                              -----   -------
Cash flows from operating activities:
  Net income................................................  $ 296   $   322
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................    302       338
     Depreciation and amortization..........................    256       296
     Income taxes...........................................    163       331
     Gains on sales of facilities...........................     --      (249)
     Impairment of long-lived assets........................     --       106
     Changes in operating assets and liabilities............   (601)     (844)
     Other..................................................     13        12
                                                              -----   -------
       Net cash provided by operating activities............    429       312
                                                              -----   -------
Cash flows from investing activities:
     Purchase of property and equipment.....................   (272)     (301)
     Acquisition of hospitals and health care entities......    (18)       --
     Disposition of property and equipment..................     38       506
     Change in investments..................................    (22)      541
     Other..................................................    (26)       64
                                                              -----   -------
       Net cash provided by (used in) investing
        activities..........................................   (300)      810
                                                              -----   -------
Cash flows from financing activities:
     Issuance of long-term debt.............................  1,200     1,004
     Net change in revolving bank credit....................   (550)   (1,241)
     Repayment of long-term debt............................   (607)     (187)
     Payment of cash dividends..............................    (11)      (13)
     Repurchases of common stock, net.......................   (242)     (408)
     Other..................................................     24        12
                                                              -----   -------
       Net cash used in financing activities................   (186)     (833)
                                                              -----   -------
Change in cash and cash equivalents.........................    (57)      289
Cash and cash equivalents at beginning of period............    190       297
                                                              -----   -------
Cash and cash equivalents at end of period..................  $ 133   $   586
                                                              =====   =======

Interest payments...........................................  $  80   $    83
Income tax payments (refunds), net..........................  $  32   $   (82)

                            See accompanying notes.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     Columbia/HCA Healthcare Corporation is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of Columbia/HCA Healthcare Corporation and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2000, these affiliates owned and operated 192 hospitals, 80 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of Columbia/HCA Healthcare Corporation are also partners in several 50/50 joint ventures that own and operate 13 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "Columbia/HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to Columbia/HCA Healthcare Corporation and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- INVESTIGATIONS

     The Company continues to be the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. The Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on the Company. The actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six qui tam actions. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     The Company is the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     Management remains unable to predict the outcome or effect of the ongoing investigations or qui tam and other actions. If the Company is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and the Company could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have a material adverse effect on the Company's financial position and results of operations. (See Note 9 -- Contingencies and Part II, Item 1:
Legal Proceedings.)

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     The Company has substantially completed a restructuring of its operations in an effort to create a smaller and more focused company. The restructuring included the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") and the divestitures of the Company's home health and certain other businesses.

  Divestiture of Certain Hospitals and Surgery Centers

     During the first quarter of 1999, the Company recognized a pretax gain of $249 million ($151 million after-tax) on the sale of two consolidating hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During the first quarter of 1999, management identified and initiated, or revised, plans to sell or close during 1999 and 2000, 13 consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $210 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $106 million. For the quarters ended March 31, 2000 and 1999, respectively, the hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of approximately $29 million and $136 million and incurred net losses before the pretax charge and income tax benefits of approximately $8 million and $10 million. During 1999 and the first quarter of 2000, the Company completed the divestitures of 7 of the consolidating hospitals on which impairment charges had been recorded (an additional one of these hospitals was closed in April of 2000). The facilities spun-off to Triad included another 3 of the consolidating hospitals on which impairment charges had been recorded. Proceeds from the completed divestitures were used to repay bank borrowings.

     Management's estimates of sales values are generally based upon internal evaluations of each market that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

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

     The impairment charges affected the Company's asset categories, as follows (in millions):

                                                              1999
                                                              ----
Property and equipment......................................  $ 72
Intangible assets...........................................    34
                                                              ----
                                                              $106
                                                              ====

     The impairment charges affected the Company's operating segments, as follows (in millions):

                                                              1999
                                                              ----
Spin-offs...................................................  $ 34
National Group..............................................    72
                                                              ----
                                                              $106
                                                              ====

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)
  Spin-Offs

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

     For the quarter ended March 31, 1999, the LifePoint and Triad facilities had $502 million in revenues and incurred a net loss of $26 million for the quarter ended March 31, 1999.

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     The Company recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note
2 -- Investigations and Note 3 -- Restructuring of Operations (in millions):

                                                                  QUARTER
                                                                ------------
                                                                2000    1999
                                                                ----    ----
Professional fees related to investigations.................    $ 8     $19
Severance costs.............................................     --       2
Other.......................................................      5       9
                                                                ---     ---
                                                                $13     $30
                                                                ===     ===

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amounts in 1999 related primarily to a small group of executives associated with operations or functions that were ceased or divested. The liability balance for accrued severance and lease commitments was approximately $12 million at March 31, 2000.

NOTE 5 -- INCOME TAXES

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994 Federal income tax return, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("HCA") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. -- The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. During the second quarter of 2000, the Company filed a petition with the Tax Court contesting certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the Company's 1995 through 1996 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $186 million in income taxes and interest through March 31, 2000.

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 5 -- INCOME TAXES (CONTINUED)
governmental receivables. As a result of the settlement, the Company paid additional tax and interest of approximately $156 million during the first quarter of 2000. The settlement had no impact on the Company's results of operations.

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

     During the first quarter of 2000, the IRS began an examination of the Company's 1997 and 1998 Federal income tax returns. The Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim upon completion of the examination.

     Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and the final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 6 -- EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method and the assumed net share settlement of structured repurchases of common stock.

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                    QUARTER
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net income..................................................  $    296    $    322

Weighted average common shares outstanding..................   563,239     639,403
Effect of dilutive securities:
  Stock options.............................................     5,338       1,326
  Warrants and other........................................     4,477       4,282
                                                              --------    --------
Shares used for diluted earnings per share..................   573,054     645,011
                                                              ========    ========
Earnings per share:
  Basic earnings per share..................................  $    .53    $    .50
  Diluted earnings per share................................  $    .52    $    .50

NOTE 7 -- LONG-TERM DEBT

     In March 2000, the Company entered into a $1.2 billion term loan agreement (the "2000 Term Loan") with several banks. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the $1.0 billion interim term loan agreement entered into in March 1999 and to reduce outstanding loans under the Company's revolving credit facility.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 8 -- STOCK REPURCHASE PROGRAM

     In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of additional common stock. During the first quarter of 2000, certain financial organizations repurchased approximately 5.3 million shares of the Company's common stock for approximately $119 million under forward purchase contracts, and in accordance with the terms of the contracts, these shares remain outstanding until settled by the Company. The Company expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions or forward purchase contracts.

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, the Company settled forward purchase contracts associated with its November 1999 authorization of approximately 8.5 million shares at a cost of $250 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. The remaining November 1999 forward purchase contracts totaling approximately 25.9 million shares at a cost of approximately $750 million are expected to be settled during 2000.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, the Company is obligated to pay the counterparties an amount equal to their average cost to acquire the stock plus a rate of return that varies by contract (from LIBOR plus 125 basis points to LIBOR plus 150 basis points), (2) the contracts generally have a stated term of one year, but the Company may settle the contracts at any time, subject to certain notification requirements and (3) the Company may settle the contracts, at its discretion, by one of three methods:
(a) physical settlement -- where the Company would pay cash in exchange for the shares or (b) net share settlement -- where the Company would issue shares to the counterparties or the counterparties would return shares to the Company in amounts that provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the counterparties' cost to acquire the shares plus the specified rate of return or (c) net cash settlement -- where the Company would pay cash to the counterparties or the counterparties would pay cash to the Company in amounts that would provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the cost to acquire the shares plus the specified rate of return.

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

NOTE 9 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations and Part II, Item 1: Legal Proceedings, for a description of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- CONTINGENCIES (CONTINUED)

  Significant Legal Proceedings (continued) estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants may seek punitive damages against the Company, which may not be covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 10 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2000 and 1999 are as follows (in millions):

                                                                QUARTER
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Net income..................................................  $296    $322
Unrealized gains (losses) on securities.....................     8      (9)
Foreign currency translation adjustments....................    --      (7)
                                                              ----    ----
Comprehensive income........................................  $304    $306
                                                              ====    ====

     The components of accumulated other comprehensive income, net of related taxes, at March 31, 2000 and December 31, 1999 are as follows (in millions):

                                                              2000    1999
                                                              ----    ----
Net unrealized gains on securities..........................  $67     $59
Foreign currency translation adjustments....................   (6)     (6)
                                                              ---     ---
Accumulated other comprehensive income......................  $61     $53
                                                              ===     ===

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2000 and 1999 approximately 30% and 31%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     The Company's operations are structured into two geographically organized groups: the Eastern Group is comprised of 102 consolidating hospitals located in the Eastern United States and the Western Group is comprised of 81 consolidating hospitals located in the Western United States. These two groups represent the Company's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes 7 consolidating hospitals which the Company intends to sell or close and which are located in the United States, but not in the Company's core markets. The Company also operates 2 consolidating hospitals in Switzerland.

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
     The Company completed the spin-offs of LifePoint and Triad (the "Spin-offs") during the second quarter of 1999. LifePoint included 23 consolidating hospitals and Triad included 34 consolidating hospitals. See Note 3 -- Restructuring of Operations.

     The chief operating decision maker reviews geographic distributions of the Company's revenues, EBITDA, depreciation and amortization, and assets. EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes. The Company's Chief Operating Officer, who is the Company's chief operating decision maker, uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions of the Company's revenues, EBITDA, depreciation and amortization, and assets, restated for the 1999 restructuring of operations transactions (the spin-offs and transfers of certain facilities to the National Group), are summarized in the following table (dollars in millions):

                                                                    QUARTER
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
Revenues:
  Eastern Group.............................................    $2,229    $2,077
  Western Group.............................................     1,894     1,779
  Corporate and other(a)....................................        88        75
  National Group............................................        60       222
  Spin-offs.................................................        --       502
                                                                ------    ------
                                                                $4,271    $4,655
                                                                ======    ======
EBITDA:
  Eastern Group.............................................    $  548    $  512
  Western Group.............................................       367       311
  Corporate and other(a)....................................        (2)      (14)
  National Group............................................        (7)        6
  Spin-offs.................................................        --        63
                                                                ------    ------
                                                                $  906    $  878
                                                                ======    ======
Depreciation and amortization:
  Eastern Group.............................................    $  118    $  116
  Western Group.............................................       110       108
  Corporate and other(a)....................................        24        25
  National Group............................................         4        12
  Spin-offs.................................................        --        35
                                                                ------    ------
                                                                $  256    $  296
                                                                ======    ======

                      COLUMBIA/HCA HEALTHCARE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Assets:
  Eastern Group.............................................   $ 7,125      $ 6,915
  Western Group.............................................     6,627        6,586
  Corporate and other(a)....................................     2,722        3,144
  National Group............................................       256          240
                                                               -------      -------
                                                               $16,730      $16,885
                                                               =======      =======

---------------

(a) Includes the Company's 2 consolidating hospitals located in Switzerland.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including physicians, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement its shared services strategy, and (xix) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company cannot predict the outcome or quantify effects that the ongoing investigations and the initiation of additional investigations, if any, will have on the Company's financial condition or results of operations in future periods. Were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 9-Contingencies in the Notes to Condensed Consolidated Financial Statements.)

BUSINESS STRATEGY

     The Company's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. The Company's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by the Company's general, acute care hospitals, and through the Company's freestanding outpatient surgery and diagnostic centers and rehabilitation facilities. The Company's psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings. The Company also operates preferred provider organizations in 47 states and the District of Columbia.

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

     The Company has substantially completed a restructuring of its operations, in an effort to create a smaller and more focused company. The divestiture of the Company's home health operations and the Value Health business units, the spin-offs of LifePoint and Triad and the sales of various other hospitals and surgery centers, not located in the Company's strategic locations, allow the Company's management to focus their efforts on the Company's core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

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

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including government payers, managed care providers and others. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced by significant changes that were phased in through October 1, 1998, and will continue to be reduced as certain changes continue to be phased in during 2000 and 2001. BBA-97 contains a requirement that the Health Care Financing Administration adopt a prospective payment system ("PPS") for outpatient hospital services. The outpatient PPS is currently anticipated to be implemented on July 1, 2000. As of this date, the Company is not able to predict the effect, if any, that the outpatient PPS will have on its financial results. The Company continues to experience a shift in its payer mix as patients move from traditional indemnity insurance and Medicare coverage to medical coverage that is provided under managed care plans.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)
The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans or traditional Medicare. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters ended March 31, 2000 and 1999 are set forth below.

                                                                  QUARTERS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Medicare....................................................   38.4%     39.9%
Medicaid....................................................   10.8      11.2
Managed care and other discounted...........................   41.6      38.8
Other.......................................................    9.2      10.1
                                                              -----     -----
                                                              100.0%    100.0%
                                                              =====     =====

     Reductions in the rate of increase in Medicare and Medicaid reimbursement and increasing percentages of patient volume being related to patients participating in managed care plans are expected to present ongoing challenges to the Company. The challenges presented by these trends are enhanced by the fact that the Company does not have the ability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the cost of providing services. If the Company is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flows will deteriorate.

     Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians along with the implementation of its shared services initiative.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Operating Results Summary

     The following are comparative summaries of results from operations for the quarters ended March 31, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                   2000               1999
                                                              ---------------    ---------------
                                                              AMOUNT    RATIO    AMOUNT    RATIO
                                                              ------    -----    ------    -----
Revenues....................................................  $4,271    100.0    $4,655    100.0
Salaries and benefits.......................................  1,661      38.9    1,848      39.7
Supplies....................................................    670      15.7      722      15.5
Other operating expenses....................................    764      17.8      904      19.3
Provision for doubtful accounts.............................    302       7.1      338       7.3
Depreciation and amortization...............................    256       6.0      296       6.4
Interest expense............................................    119       2.8      111       2.4
Equity in earnings of affiliates............................    (32)     (0.7)     (35)     (0.7)
Gains on sales of facilities................................     --        --     (249)     (5.3)
Impairment of long-lived assets.............................     --        --      106       2.3
Restructuring of operations and investigation related
  costs.....................................................     13       0.3       30       0.6
                                                              ------    -----    ------    -----
                                                              3,753      87.9    4,071      87.5
                                                              ------    -----    ------    -----
Income before minority interests and income taxes...........    518      12.1      584      12.5
Minority interests in earnings of consolidated entities.....     26       0.6       14       0.3
                                                              ------    -----    ------    -----
Income before income taxes..................................    492      11.5      570      12.2
Provision for income taxes..................................    196       4.6      248       5.3
                                                              ------    -----    ------    -----
Net income..................................................  $ 296       6.9    $ 322       6.9
                                                              ======    =====    ======    =====
Basic earnings per share....................................  $ .53              $ .50
Diluted earnings per share..................................  $ .52              $ .50
% changes from prior year:
  Revenue...................................................   (8.2)%             (5.0)%
  Income before income taxes................................  (13.7)              49.5
  Net income................................................   (8.0)              46.7
  Basic earnings per share..................................    6.0               47.1
  Diluted earnings per share................................    4.0               47.1
  Admissions(a).............................................  (14.5)              (6.0)
  Equivalent admissions(b)..................................  (15.3)              (7.1)
  Revenues per equivalent admission.........................    8.3                2.2
Same facility % changes from prior year(c):
  Revenues..................................................    6.4                2.7
  Admissions(a).............................................    2.2                3.5
  Equivalent admissions(b)..................................    2.5                3.6
  Revenues per equivalent admission.........................    3.8               (0.8)

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended March 31, 2000 and 1999

     Income before income taxes decreased 13.7% to $492 million in 2000 from $570 million in 1999 and pretax margins decreased to 11.5% in 2000 from 12.2% in 1999. The decrease in pretax income was primarily attributable to gains on sales of facilities (an excess of $143 million in net gains over the $106 million in impairment charges) recorded in the first quarter of 1999. Excluding gains on sales of facilities and impairments of long-lived assets, income before income taxes increased 15.1% to $492 million in 2000 from $427 million in 1999.

     Revenues decreased 8.2% to $4.3 billion in 2000 compared to $4.7 billion in 1999. Inpatient admissions decreased 14.5% from 1999 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 15.3%. Revenues, admissions and equivalent admissions declined primarily as a result of the Company's restructuring of operations. During 1999, the Company completed the spin-offs of LifePoint and Triad and the sales of 24 hospital facilities. On a same facility basis, revenues increased 6.4%, admissions increased 2.2% and equivalent admissions increased 2.5% from 1999. Revenue per equivalent admissions increased 8.3% from 1999 to 2000 and on a same facility basis increased 3.8%. The increase in revenue per equivalent admission on a same facility basis was primarily the result of successes achieved during 1999 in renegotiating and renewing certain managed care contracts on more favorable terms to the Company. The increase in revenue per equivalent admission on a consolidated basis was the result of the combination of the same facility improvement and the benefit from the restructuring of operations transactions. While the Company achieved some successes in managed care pricing, attaining revenue increases continues to present a challenge due to decreases in Medicare rates of reimbursement mandated by BBA-97 which became effective October 1, 1997 (lowered first quarter 2000 revenues by approximately $10 million) and a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 41.6% in 2000 compared to 38.8% in 1999).

     Salaries and benefits, as a percentage of revenues, decreased to 38.9% in 2000 from 39.7% in 1999 due to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. The salaries and benefits as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 42.6% for the first quarter of 1999, and the salaries and benefits as a percentage of revenues for the facilities included in the Company's National Group was 47.5% for the first quarter of 1999. During 1999, 15 hospitals were divested from the Company's National Group. Salaries and benefits for the Company's core facilities as a percentage of revenues was 38.9% in 1999 compared to 38.7% in 2000. Man hours per equivalent admission for the Company's core facilities remained relatively flat compared to last year.

     Supply costs increased as a percentage of revenues to 15.7% in 2000 from 15.5% in 1999 due to an increase in the cost of supplies per equivalent admission on a same facility basis of 3.7% related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 17.8% in the first quarter of 2000 from 19.3% in 1999 due to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. The other operating expenses as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 22.3% for the first quarter of 1999, and the other operating expenses as a percentage of revenues for the facilities included in the Company's National Group were 26.3% for the first quarter of 1999 and 30.3% for 2000. Other operating expenses for the Company's core facilities as a percentage of revenues were 18.6% in 1999 compared to 17.7% in 2000.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended March 31, 2000 and 1999 (continued)
     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.1% in 2000 from 7.3% in 1999, however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Equity in earnings of affiliates remained flat as a percentage of revenues at 0.7% in 2000 and 1999.

     Depreciation and amortization decreased as a percentage of revenues to 6.0% in 2000 from 6.4% in 1999, primarily due to the restructuring of operations discussed above. Depreciation and amortization as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint was 7.0% in 1999, while the depreciation and amortization as a percentage of revenues for the Company's core facilities was 6.2% in 1999 and was 6.0% in 2000.

     Interest expense increased to $119 million in 2000 compared to $111 million in 1999 primarily as a result of an increase in interest rates during 2000 compared to 1999. The average rates for the Company's bank borrowings increased from 6.1% during the quarter ended March 31, 1999 to 7.3% during the quarter ended March 31, 2000.

     During 2000 and 1999, respectively, the Company incurred $13 million and $30 million of restructuring of operations and investigation related costs. In 2000, these costs included $8 million of professional fees (legal and accounting) related to the governmental investigations and $5 million of other costs. In 1999, restructuring of operations and investigation related costs included $19 million of professional fees (legal and accounting) related to the governmental investigations, $2 million of severance costs and $9 million of other costs. See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Condensed Consolidated Financial Statements.

     During 1999, the Company recognized a pretax gain of $249 million ($151 million after-tax) on the sale of two hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 13 consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $106 million. See Note
3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     Minority interests increased slightly as a percentage of revenues to 0.6% in 2000 from 0.3% in 1999.

     The effective income tax rate was 43.6% in 1999 due to non-deductible intangible assets related to gains on sales of facilities and impairments of long-lived assets. If the effect of the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

     As previously discussed, the Company has substantially completed a restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the restructuring was completed as of the beginning of the period, the Company's remaining core facilities had combined net income which increased 19.4% to $310 million in 2000 from $260 million in 1999. Excluding gains on sales of facilities, impairment of long-lived assets and restructuring of operations and

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended March 31, 2000 and 1999 (continued) investigation related costs, combined net income for the Company's remaining core facilities increased 14.4% to $320 million in 2000 from $279 million in 1999.

  Liquidity

     Cash provided by operating activities improved to $429 million during the first quarter of 2000 compared to $312 million in 1999.

     Cash used in investing activities was $300 million in 2000, compared to cash provided of $810 million during the first quarter of 1999. The decrease was due to proceeds from the disposition of hospitals and other health care facilities of $506 million in the first quarter of 1999 compared with $38 million in 2000. During 1999 cash flows from changes in investments were $541 million (including repayment by a nonconsolidated joint venture of Company advances of approximately $330 million) compared with cash used of $22 million in 2000.

     Cash flows used in financing activities totaled $186 million in the first quarter of 2000 compared to $833 million in 1999. The financing cash flows were primarily used to pay down debt in 1999 (approximately $424 million) and repurchase the Company's common stock (approximately $242 million and $408 million during the first quarter of 2000 and 1999, respectively).

     Working capital totaled $614 million as of March 31, 2000 compared to $265 million at December 31, 1999. At December 31, 1999 current liabilities included $500 million outstanding under the Company's senior interim term loan (the "1999 Term Loan"). In March 2000, the Company repaid the $500 million using proceeds from a new $1.2 billion senior term loan (the "2000 Term Loan"). Management believes that cash flows from operations, amounts available under the Company's revolving credit facility (the "Credit Facility") and the Company's access to debt markets are sufficient to meet expected liquidity needs during the remainder of 2000.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at both March 31, 2000 and at December 31, 1999.

     The Company has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to the Company within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $500 million at March 31, 2000. During the first quarter of 2000, the partner in the Winter Park Healthcare Group, Ltd. joint venture exercised its put option whereby the Company purchased a portion of the partner's interest in the joint venture for approximately $18 million. The Company cannot predict if, or when, other joint venture partners will exercise such options.

     During the first quarter of 1998, the Internal Revenue Service (the "IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS may propose to revoke the tax-exempt or public charity status of certain not-for profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. The Company is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. The tax ruling or any adverse determination by the IRS regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
     In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of additional common stock. During the first quarter of 2000, certain financial organizations repurchased approximately 5.3 million shares of the Company's common stock for approximately $119 million under forward purchase contracts, and in accordance with the terms of the contracts, these shares remain outstanding until settled by the Company. The Company expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions or forward purchase contracts.

     In November 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, the Company settled forward purchase contracts associated with its November 1999 authorization of approximately 8.5 million shares at a cost of $250 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. The remaining November 1999 forward purchase contracts totaling approximately 25.9 million shares at a cost of approximately $750 million are expected to be settled during 2000.

     During the first quarter of 1999, in connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The Company and the government acknowledge that the amount of the letters of credit agreement is not based upon the amount, or expected amount, of any potential settlement of the ongoing government investigation, and the agreement does not constitute an admission of liability by the Company.

     The resolution of the government investigations and the various lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on the Company's results of operations, financial position and liquidity.

  Capital Resources

     Excluding acquisitions, capital expenditures were $272 million during the first quarter of 2000 compared to $301 million for the same period in 1999. Planned capital expenditures in 2000 are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisition of hospitals and health care entities and investments in and advances to affiliates (generally 50% interests in joint ventures that are accounted for using the equity method) totaled $18 million during the first quarter of 2000 compared with none during the first quarter of 1999.

     The Company expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt markets, amounts available under the Company's Credit Facility (approximately $961 million as of April 30, 2000) and equity. At March 31, 2000, there were projects under construction which had an estimated additional cost to complete and equip over the next two years of approximately $821 million.

     In March 2000, the Company entered into the 2000 Term Loan. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Capital Resources (continued)
     The Credit Facility, the 2000 Term Loan and the $1.0 billion term loan which the Company entered into in July 1998 (the "1998 Term Loan") contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. The Company is currently in compliance with all such covenants.

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

     The Company's investments in debt and equity securities were $1.1 billion and $542 million, respectively, at March 31, 2000. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $2.15 billion of long-term debt at March 31, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $4.34 billion at March 31, 2000 is subject to fixed rates of interest. The Company's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. The Company's variable rate debt is comprised of the Company's Credit Facility of which interest is payable generally at LIBOR plus 0.45% to 1.5% (depending on the Company's credit ratings), and bank term loans of which interest is payable generally at LIBOR plus 0.75% to 2.5%. Due to increases in LIBOR, the average rate for the Company's Credit Facility increased from 5.8% for the quarter ended March 31, 1999 to 6.8% for the quarter ended March 31, 2000, and the average rate for the Company's term loans increased from 6.3% for the quarter ended March 31, 1999 to 7.4% for the quarter ended March 31, 2000. The estimated fair value of the Company's total long-term debt was $6.16 billion at March 31, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $21.5 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, the Company generally targets a portion of its debt portfolio at a fixed rate, either by borrowing on a fixed or floating rate basis or entering into interest rate swap transactions. The Company has not, during 2000 or 1999, participated in any interest rate swap agreements.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $186 million as of March 31, 2000. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 5 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. As a result of the settlement, the Company paid additional tax and interest of approximately $156 million during the first quarter of 2000. The settlement had no impact on the Company's results of operations.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               2000       1999
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      192         273
  June 30...................................................                  204
  September 30..............................................                  202
  December 31...............................................                  195
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       80          95
  June 30...................................................                   81
  September 30..............................................                   81
  December 31...............................................                   80
Licensed hospital beds at(a):
  March 31..................................................   42,006      51,797
  June 30...................................................               43,969
  September 30..............................................               43,461
  December 31...............................................               42,484
Weighted average licensed beds(b):
  Quarter:
    First...................................................   42,184      52,451
    Second..................................................               46,490
    Third...................................................               43,511
    Fourth..................................................               42,850
  Year......................................................               46,291
Average daily census(c):
  Quarter:
    First...................................................   22,697      26,546
    Second..................................................               21,467
    Third...................................................               19,704
    Fourth..................................................               20,385
  Year......................................................               22,002
Admissions(d):
  Quarter:
    First...................................................  408,100     477,400
    Second..................................................              395,800
    Third...................................................              370,500
    Fourth..................................................              381,700
  Year......................................................            1,625,400
Equivalent Admissions(e):
  Quarter:
    First...................................................  595,900     703,300
    Second..................................................              596,900
    Third...................................................              557,900
    Fourth..................................................              567,000
  Year......................................................            2,425,100
Average length of stay (days)(f):
  Quarter:
    First...................................................      5.1         5.0
    Second..................................................                  4.9
    Third...................................................                  4.9
    Fourth..................................................                  4.9
  Year......................................................                  4.9

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               2000       1999
                                                              -------   ---------
NON-CONSOLIDATING(G)
Number of hospitals in operation at:
  March 31..................................................       13          24
  June 30...................................................                   16
  September 30..............................................                   12
  December 31...............................................                   12
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        3           5
  June 30...................................................                    4
  September 30..............................................                    3
  December 31...............................................                    3
Licensed hospital beds at:
  March 31..................................................    3,251       6,015
  June 30...................................................                3,868
  September 30..............................................                3,153
  December 31...............................................                3,179

---------------

(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c) Represents the average number of patients in the Company's hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals.
(g) The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

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

     Several hospitals and other facilities affiliated with the Company in various states have also received individual Federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

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

     In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with Columbia/HCA), announced that they will pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare anti-kickback statute) filed by the U.S. Attorneys in the Middle and Southern District of Florida and the Northern District of Georgia. While Columbia/HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." The Company believes these references refer to Columbia/HCA or its subsidiaries.

     The Company is also the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation relates to the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     While we remain unable to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2 -- Investigations and Note 9 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.)

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

     In approximately March 2000, the matter of United States of America ex rel., Bruce S. Skinner, M.D. v. North Trident Regional Hospital, Inc., Columbia/HCA Healthcare Corp. of South Carolina, Inc., Columbia Physician Services, Inc., and Columbia/HCA Healthcare Corporation, Case No. 2-00-0076-23 (U.S. District Court, District of South Carolina, Charleston Division) was unsealed. The Complaint alleges that the defendants committed fraud and engaged in the upcoding of billing for physician/employees' professional services. The Government has declined to intervene in this case.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an Order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. The plaintiffs filed their reply brief in May 2000.

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

(ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for independent public directors; and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an Order temporarily staying the lawsuit.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above. As a result of the court's September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. Plaintiffs filed their reply brief in May 2000.

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

     The matter of Johnson, Bruce A., et al. v. Plantation General Hospital, Limited Partnership was filed on March 9, 1992 in the Circuit Court for the Seventeenth Judicial Circuit, State of Florida, Broward County, Case No. 92-06823 Division 2. In general, the suit alleged that the hospital charged excessive amounts for pharmaceuticals, medical supplies and laboratory tests. The suit sought certification of a class. Count I sought a price reduction on all outstanding bills in the amount of the allegedly excessive portion of the charges. Counts II and III sought damages for patients who have paid bills containing allegedly excessive amounts for the alleged unreasonable portion of the charges. Plaintiff's Complaint also claimed the right to recover attorneys' fees and costs. In September 1995, the trial court certified a class and the Fourth District Court of Appeals affirmed. In October 1996, the hospital filed a Motion for Summary Judgment on Counts II and III on the basis of the voluntary payment defense. The court granted the motion in November 1997. In April 1998, following the hospital's statement that it would deem the six to eleven year old outstanding debt of class members to be fully satisfied, the court granted defendant's motion for summary judgment on Count I on the ground of mootness. No monetary judgment was recovered. In September 1998, the court entered an order denying plaintiff's motion for attorneys' fees and granting their motion for costs. Both parties appealed the September 1998 orders. In November 1999, the Court of Appeals affirmed the lower court's order denying attorneys' fees but did not address the issue of costs, stating the issue was premature. An order was entered in the trial court establishing that plaintiffs were entitled to costs, but no dollar amount was fixed. We filed a motion asking that the trial court reconsider its award of costs to plaintiffs. The trial court vacated its September 1998 order regarding the award of costs, and another hearing was held in March 2000 on this issue. On March 10, 2000, the trial court entered an order denying the plaintiffs' motion for costs. The plaintiffs have not filed an appeal regarding this order, and the filing deadline has passed. Accordingly, there are no remaining issues in this litigation and the case will be closed.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Note
9 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

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

     The Company from time to time is a party to certain proceedings in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 5 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

     The Company is also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which may not be covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 10 -- Columbia/HCA Healthcare Corporation 2000 Performance Equity Incentive Plan (which plan is filed herewith).*

     Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 -- Financial Data Schedule.* (For SEC use only).

     *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

     On February 16, 2000, the Company filed a report on Form 8-K which included its operating results for the year and fourth quarter ended December 31, 1999.

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

Date: May 11, 2000