Form 10-Q
period 2000-06-30
HCA-THE HEALTHCARE CO
filed 2000-08-07
CIK 860730

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

                         COMMISSION FILE NUMBER 1-11239
                             ---------------------

                          HCA - THE HEALTHCARE COMPANY
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

                                  FORMER NAME:
                      Columbia/HCA Healthcare Corporation
                          Date of Change: May 25, 2000

                                 NOT APPLICABLE
     (Former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT JULY 31, 2000
                ---------------------                              ----------------------------
         Voting common stock, $.01 par value                            537,064,000 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HCA -- THE HEALTHCARE COMPANY

                                   FORM 10-Q
                                 JUNE 30, 2000

                                                               PAGE OF
                                                              FORM 10-Q
                                                              ---------
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements:
         Condensed Consolidated Statements of
          Operations -- for the quarters and six months
          ended June 30, 2000 and 1999......................      3
         Condensed Consolidated Balance Sheets -- June 30,
          2000 and December 31, 1999........................      4
         Condensed Consolidated Statements of Cash
          Flows -- for the six months ended June 30, 2000
          and 1999..........................................      5
         Notes to Condensed Consolidated Financial
          Statements........................................      6
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     16
Item 3. Quantitative and Qualitative Disclosure of Market
  Risk......................................................     31
PART II: OTHER INFORMATION
Item 1. Legal Proceedings...................................     32
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     43
Item 6. Exhibits and Reports on Form 8-K....................     44

                         HCA -- THE HEALTHCARE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              QUARTER             SIX MONTHS
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues..............................................  $  4,133   $  4,161   $  8,404   $  8,816
Salaries and benefits.................................     1,645      1,666      3,306      3,514
Supplies..............................................       655        654      1,325      1,376
Other operating expenses..............................       768        836      1,532      1,740
Provision for doubtful accounts.......................       299        329        601        667
Depreciation and amortization.........................       265        278        521        574
Interest expense......................................       136        118        255        229
Equity in earnings of affiliates......................       (33)       (30)       (65)       (65)
Settlement with federal government....................       745         --        745         --
Gains on sales of facilities..........................       (18)        (8)       (18)      (257)
Impairment of long-lived assets.......................        --         54         --        160
Restructuring of operations and investigation related
  costs...............................................        12         30         25         60
                                                        --------   --------   --------   --------
                                                           4,474      3,927      8,227      7,998
                                                        --------   --------   --------   --------
Income (loss) before minority interests and income
  taxes...............................................      (341)       234        177        818
Minority interests in earnings of consolidated
  entities............................................        29         14         55         28
                                                        --------   --------   --------   --------
Income (loss) before income taxes.....................      (370)       220        122        790
Provision (benefit) for income taxes..................       (98)       114         98        362
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $   (272)  $    106   $     24   $    428
                                                        ========   ========   ========   ========
Per share data:
  Basic earnings (loss)...............................  $  (0.49)  $    .18   $    .04   $    .70
  Diluted earnings (loss).............................  $  (0.49)  $    .18   $    .04   $    .70
  Cash dividends......................................  $    .02   $    .02   $    .04   $    .04
Shares used in earnings per share calculations (in
  thousands):
  Basic...............................................   554,759    577,964    558,999    608,514
  Diluted.............................................   554,759    583,826    569,109    614,249

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   292      $   190
  Accounts receivable, less allowances for doubtful accounts
     of $1,552 and $1,567...................................    2,046        1,873
  Inventories...............................................      389          383
  Income taxes receivable...................................      100          178
  Other.....................................................    1,211          973
                                                              -------      -------
                                                                4,038        3,597
Property and equipment, at cost.............................   14,817       14,084
Accumulated depreciation....................................   (5,984)      (5,594)
                                                              -------      -------
                                                                8,833        8,490
Investments of insurance subsidiary.........................    1,486        1,457
Investments in and advances to affiliates...................      606          654
Intangible assets, net......................................    2,341        2,319
Other.......................................................      388          368
                                                              -------      -------
                                                              $17,692      $16,885
                                                              =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   603      $   657
  Accrued salaries..........................................      402          403
  Government settlement accrual.............................      745           --
  Other accrued expenses....................................    1,190        1,112
  Long-term debt due within one year........................      691        1,160
                                                              -------      -------
                                                                3,631        3,332
Long-term debt..............................................    6,276        5,284
Professional liability risks, deferred taxes and other
  liabilities...............................................    1,667        1,889
Minority interests in equity of consolidated entities.......      739          763
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     536,491,600 voting shares and 21,000,000 nonvoting
     shares -- 2000 and 543,272,900 voting shares and
     21,000,000 nonvoting shares -- 1999....................        6            6
  Capital in excess of par value............................      722          951
  Other.....................................................        8            8
  Accumulated other comprehensive income....................       43           53
  Retained earnings.........................................    4,600        4,599
                                                              -------      -------
                                                                5,379        5,617
                                                              -------      -------
                                                              $17,692      $16,885
                                                              =======      =======

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               2000     1999
                                                              ------   -------
Cash flows from operating activities:
  Net income................................................  $   24   $   428
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................     601       667
     Depreciation and amortization..........................     521       574
     Income taxes...........................................    (282)      (41)
     Settlement with federal government.....................     745        --
     Gains on sales of facilities...........................     (18)     (257)
     Impairment of long-lived assets........................      --       160
     Changes in operating assets and liabilities............    (921)   (1,120)
     Other..................................................      23       (10)
                                                              ------   -------
       Net cash provided by operating activities............     693       401
                                                              ------   -------
Cash flows from investing activities:
     Purchase of property and equipment.....................    (586)     (690)
     Acquisition of hospitals and health care entities......    (290)       --
     Disposition of property and equipment..................     263       624
     Spin-off of facilities to stockholders.................      --       886
     Change in investments..................................     (96)      548
     Other..................................................     (76)       14
                                                              ------   -------
       Net cash provided by (used in) investing
        activities..........................................    (785)    1,382
                                                              ------   -------
Cash flows from financing activities:
     Issuance of long-term debt.............................   1,308     1,017
     Net change in revolving bank credit....................      --      (871)
     Repayment of long-term debt............................    (860)     (231)
     Payment of cash dividends..............................     (22)      (24)
     Repurchases of common stock, net.......................    (255)   (1,908)
     Other..................................................      23        20
                                                              ------   -------
       Net cash provided by (used in) financing
        activities..........................................     194    (1,997)
                                                              ------   -------
Change in cash and cash equivalents.........................     102      (214)
Cash and cash equivalents at beginning of period............     190       297
                                                              ------   -------
Cash and cash equivalents at end of period..................  $  292   $    83
                                                              ======   =======
Interest payments...........................................  $  247   $   237
Income tax payments, net....................................  $  378   $   452

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     HCA - The Healthcare Company, formerly known as Columbia/HCA Healthcare Corporation, is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA - The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2000, these affiliates owned and operated 195 hospitals, 80 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA - The Healthcare Company are also partners in several 50/50 joint ventures that own and operate nine hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to HCA - The Healthcare Company and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- INVESTIGATIONS AND UNDERSTANDING TO SETTLE CERTAIN GOVERNMENT CIVIL CLAIMS

     The Company continues to be the subject of several Federal investigations into its business practices, as well as governmental investigations by various states. The Company is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, the Company expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. The Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on the Company. The actions allege, in general, that the Company and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six qui tam actions. The Company is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     The Company and its affiliates announced in May 2000 that an understanding had been reached with attorneys of the Civil Division of the Department of Justice ("DOJ") to recommend an agreement to settle, subject to certain conditions, civil claims actions against the Company relating to Diagnosis Related Group ("DRG") coding; outpatient laboratory billing; and home health issues. Civil issues that remain to be resolved are cost reports and physician relations issues.

     The understanding with DOJ attorneys provides that the Company will compensate the government $745 million (with interest at 6.5% beginning May 18, 2000) with respect to the issues covered by the understanding. This resulted in the Company recording an after-tax charge of $498 million during the quarter ended June 30, 2000. The settlement is subject to approval by additional officials at the DOJ; execution of a

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS AND UNDERSTANDING TO SETTLE CERTAIN GOVERNMENT CIVIL CLAIMS (CONTINUED)
corporate integrity agreement; execution of definitive settlement documents for the three issues included in the understanding; execution of agreements to resolve all criminal investigations pending against the Company and court approval.

     If all criminal settlements have not been reached by September 30, 2000, the date for completion of criminal settlements is automatically extended to December 31, 2000, unless the government notifies the Company by September 15, 2000 that it will not agree to an extension. In the event the government does not agree to extend the September 30, 2000 completion date or the criminal settlement condition is not satisfied by the December 31, 2000 completion date, the settlement agreement shall expire unless the Company elects to waive the criminal condition. Notwithstanding the fixed dates of expiration, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

     The understanding covers issues for the following years: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998.

     The Company's existing letter of credit agreement with the DOJ will be reduced from $1 billion to $250 million at the time of the settlement payment. In addition, the understanding provides that any future civil payments on cost reports or physician relations will reduce the remaining amount of the letter of credit dollar for dollar.

     The Company also reached an understanding with the Office of Inspector General of the Department of Health and Human Services on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance and covers DRG coding, outpatient laboratory billing and the two civil issues still to be resolved - physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     Management is unable to predict the outcome or effect of the remaining civil issues, the criminal investigation or other actions. The Company could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have a material adverse effect on the Company's financial position and results of operations. (See Note
10 -- Contingencies and Part II, Item 1: Legal Proceedings.)

NOTE 3 -- RESTRUCTURING OF OPERATIONS

     HCA has completed a restructuring of its operations to create a smaller and more focused company. The restructuring included the divestitures of certain hospitals, surgery centers and related facilities, the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") and the divestitures of the Company's home health and certain other businesses.

Divestiture of Certain Hospitals and Surgery Centers

     During the first six months of 2000, HCA recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one consolidating hospital. Proceeds from this sale were used to repay bank borrowings.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (continued)
     During the first six months of 1999, HCA recognized a pretax gain of $257 million ($151 million after-tax) on the sales of three consolidating hospitals and certain related facilities. Proceeds from the sales were used to repay bank borrowings.

     During the first six months of 1999, management identified and initiated, or revised, plans to sell or close during 1999 and 2000, 15 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $195 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. The hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of approximately $26 million and $145 million for the quarters ended June 30, 2000 and 1999, respectively, and approximately $58 million and $320 million for the six months ended June 30, 2000 and 1999, respectively. These facilities incurred net losses from operations of approximately $3 million and $13 million for the quarters ended June 30, 2000 and 1999, respectively and approximately $12 million and $20 million for the six months ended June 30, 2000 and 1999, respectively. During 1999 and the first six months of 2000, the Company completed the divestitures or closures of nine of the consolidating hospitals and the four non-consolidating hospitals on which impairment charges had been recorded. The facilities spun-off to Triad included another three of the consolidating hospitals on which impairment charges had been recorded. Proceeds from the completed divestitures were used to repay bank borrowings.

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

     The asset impairment charges did not have a significant impact on HCA's cash flows and are not expected to significantly impact cash flows for future periods. The impaired facilities are classified as "held for use" because economic and operational considerations justify operating the facilities and marketing them as operating enterprises; therefore, depreciation has not been suspended.

     The impairment charges affected the Company's asset categories, as follows (in millions):

                                                                       SIX
                                                            QUARTER   MONTHS
                                                             1999      1999
                                                            -------   ------
Property and equipment....................................   $ 29      $101
Intangible assets.........................................     16        50
Investments in and advances to affiliates.................      9         9
                                                             ----      ----
                                                             $ 54      $160
                                                             ====      ====

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (continued)
     The impairment charges affected the Company's operating segments, as follows (in millions):

                                                                       SIX
                                                            QUARTER   MONTHS
                                                             1999      1999
                                                            -------   ------
Eastern Group.............................................   $ 12      $ 12
Western Group.............................................     17        17
Corporate and other.......................................      3         3
Spin-offs.................................................     --        34
National Group............................................     22        94
                                                             ----      ----
                                                             $ 54      $160
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

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     HCA recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note
2 -- Investigations and Understanding to Settle Certain Government Civil Claims and Note 3 -- Restructuring of Operations (in millions):

                                                                QUARTER     SIX MONTHS
                                                              -----------   -----------
                                                              2000   1999   2000   1999
                                                              ----   ----   ----   ----
Professional fees related to investigations.................  $12    $23    $20    $42
Severance costs.............................................   --     --     --      2
Other.......................................................   --      7      5     16
                                                              ---    ---    ---    ---
                                                              $12    $30    $25    $60
                                                              ===    ===    ===    ===

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amounts in 1999 related primarily to a small group of executives associated with operations or functions that were ceased or divested. The liability balance for accrued severance and lease commitments was approximately $11 million at June 30, 2000.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 5 -- BUSINESS COMBINATIONS

     The following is a summary of acquisitions consummated during the six months ended June 30, 2000 (dollars in millions):

                                                              JUNE 30,
                                                                2000
                                                              --------
Number of hospitals.........................................       7
Number of licensed beds.....................................     760
Purchase price information:
  Hospitals:
     Fair value of assets acquired..........................    $322
     Liabilities assumed....................................     (89)
                                                                ----
          Net assets acquired...............................     233
  Other health care entities acquired.......................      57
                                                                ----
          Net cash paid.....................................    $290
                                                                ====

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $82 million. The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 6 -- INCOME TAXES

     HCA is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994-1996 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America's ("Hospital Corporation of America") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. - The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $191 million in income taxes and interest through June 30, 2000.

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. As a result of the settlement, the Company paid additional tax and interest of approximately $156 million. The settlement had no impact on the Company's results of operations.

     Tax Court decisions received in 1996 and 1997, related to the IRS' examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns, may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 2000. Because no final decisions have been made regarding appeals of the decisions, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

     During the first quarter of 2000, the IRS began an examination of the Company's 1997 and 1998 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim upon completion of the examination.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 6 -- INCOME TAXES (CONTINUED)
     Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, Hospital Corporation of America and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that the final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of HCA.

NOTE 7 -- EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999 (dollars in millions, except per share amounts and shares in thousands):

                                                    QUARTER              SIX MONTHS
                                              --------------------   -------------------
                                                2000        1999       2000       1999
                                              --------    --------   --------   --------
Net income (loss)...........................  $   (272)   $    106   $     24   $    428
Weighted average common shares
  outstanding...............................   554,759     577,964    558,999    608,514
Effect of dilutive securities:
  Stock options.............................    (A)          4,725      6,422      3,026
  Warrants and other........................    (A)          1,137      3,688      2,709
                                              --------    --------   --------   --------
Shares used for diluted earnings (loss) per
  share.....................................   554,759     583,826    569,109    614,249
                                              ========    ========   ========   ========
Earnings per share:
  Basic earnings (loss) per share...........  $   (.49)   $    .18   $    .04   $    .70
  Diluted earnings (loss) per share.........  $   (.49)   $    .18   $    .04   $    .70

---------------

     (a) No incremental shares are included due to the loss incurred for the quarter ended June 30, 2000.

NOTE 8 -- LONG-TERM DEBT

     In March 2000, HCA entered into a $1.2 billion term loan agreement (the "2000 Term Loan") with several banks. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the $1.0 billion interim term loan agreement entered into in March 1999 and to reduce outstanding loans under the Company's revolving credit facility.

     During the second quarter of 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("term loan") with a bank. The term loan was used to buy out the Company's 50/50 joint venture partner in England and to refinance existing indebtedness. The term loan matures in May 2001.

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Certain financial organizations purchased approximately 5.3 million shares of the Company's common stock for approximately $119 million during the first quarter of 2000 and approximately

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM (CONTINUED)
11.3 million shares for approximately $322 million during the second quarter of 2000 utilizing forward purchase contracts. In accordance with the terms of the contracts, these shares remain outstanding until settled by the Company. HCA expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions or forward purchase contracts.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, HCA settled forward purchase contracts associated with its November 1999 authorization of approximately 8.5 million shares at a cost of $250 million and during the second quarter of 2000, settled forward purchase contracts associated with the same authorization of approximately 1.8 million shares at a cost of approximately $53 million. In accordance with the terms of the forward purchase contracts, approximately 24.1 million shares at a cost of approximately $697 million remain outstanding until settled by the Company.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, the Company is obligated to pay the counterparties an amount equal to their average cost to acquire the stock plus a rate of return that varies by contract (from LIBOR plus 125 basis points to LIBOR plus 150 basis points), (2) the contracts generally have a stated term of one year, but the Company may settle the contracts at any time, subject to certain notification requirements and (3) the Company may settle the contracts, at its discretion, by one of three methods:
(a) physical settlement -- where the Company would pay cash in exchange for the shares, (b) net share settlement -- where the Company would issue shares to the counterparties or the counterparties would return shares to the Company in amounts that provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the counterparties' cost to acquire the shares plus the specified rate of return or (c) net cash settlement -- where the Company would pay cash to the counterparties or the counterparties would pay cash to the Company in amounts that would provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the cost to acquire the shares plus the specified rate of return.

     During the first quarter of 1999, the Company entered into a Letter of Credit Agreement with the United States Department of Justice related to the Company's share repurchase programs. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The understanding reached with the government in May 2000, as discussed in Note
2 -- Investigations and Understanding to Settle Certain Government Civil Claims, provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the settlement payment. In addition, the understanding provides that any future civil payments on cost reports or physician relations will reduce the remaining amount of the letters of credit dollar for dollar.

NOTE 10 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note 2--Investigations and Understanding to Settle Certain Government Civil Claims and Part II, Item 1:
Legal Proceedings, for a description of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 10 -- CONTINGENCIES (CONTINUED)

  Significant Legal Proceedings (continued) and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2000 and 1999 are as follows (in millions):

                                                             QUARTER       SIX MONTHS
                                                           ------------    -----------
                                                           2000    1999    2000   1999
                                                           -----   ----    ----   ----
Net income (loss)........................................  $(272)  $106    $24    $428
Unrealized gains (losses) on securities..................    (16)    10     (8)      1
Foreign currency translation adjustments.................     (2)    (4)    (2)    (11)
                                                           -----   ----    ---    ----
Comprehensive income (loss)..............................  $(290)  $112    $14    $418
                                                           =====   ====    ===    ====

     The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Net unrealized gains on securities..........................    $51           $59
Foreign currency translation adjustments....................     (8)           (6)
                                                                ---           ---
Accumulated other comprehensive income......................    $43           $53
                                                                ===           ===

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters and six months ended June 30, 2000 and 1999 approximately 28% and 29%, and 29% and 30%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     HCA's operations are structured into two geographically organized groups: the Eastern Group is comprised of 97 consolidating hospitals located in the Eastern United States and the Western Group is comprised of 80 consolidating hospitals located in the Western United States. These two groups represent HCA's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes nine consolidating hospitals which HCA intends to sell or close and the operations of certain other hospitals which have been sold. HCA also operates nine consolidating hospitals in England and Switzerland.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
     HCA completed the spin-offs of LifePoint and Triad (the "Spin-offs") during the second quarter of 1999. At the time of the spin-offs, LifePoint included 23 consolidating hospitals and Triad included 34 consolidating hospitals. See Note 3 -- Restructuring of Operations. HCA's Chief Operating Officer reviews geographic distributions of HCA's revenues, EBITDA, depreciation and amortization, and assets. EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, settlement with federal government, restructuring of operations and investigation related costs, minority interests and income taxes. The Company uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA's revenues, EBITDA, depreciation and amortization, and assets, restated for the restructuring of operations transactions (the spin-offs and transfers of certain facilities to the National Group), are summarized in the following table (dollars in millions):

                                       QUARTER ENDED      SIX MONTHS              YEAR ENDED
                                         JUNE 30,       ENDED JUNE 30,           DECEMBER 31,
                                      ---------------   ---------------   ---------------------------
                                       2000     1999     2000     1999     1999      1998      1997
                                      ------   ------   ------   ------   -------   -------   -------
Revenues:
  Eastern Group.....................  $2,045   $1,924   $4,202   $3,931   $ 7,796   $ 7,423   $ 7,318
  Western Group.....................   1,866    1,769    3,752    3,541     7,024     6,497     6,229
  Corporate and other(a)............     110       77      199      152       302       283       232
  National Group....................     112      227      251      526       869     2,391     2,943
  Spin-offs.........................      --      164       --      666       666     2,087     2,097
                                      ------   ------   ------   ------   -------   -------   -------
                                      $4,133   $4,161   $8,404   $8,816   $16,657   $18,681   $18,819
                                      ======   ======   ======   ======   =======   =======   =======
EBITDA:
  Eastern Group.....................  $  453   $  431   $  993   $  934   $ 1,727   $ 1,570   $ 1,444
  Western Group.....................     354      297      722      608     1,170       983     1,003
  Corporate and other(a)............       7      (44)       4      (58)      (68)        8      (149)
  National Group....................     (15)       2      (14)      17       (24)      101       283
  Spin-offs.........................      --       20       --       83        83       206       270
                                      ------   ------   ------   ------   -------   -------   -------
                                      $  799   $  706   $1,705   $1,584   $ 2,888   $ 2,868   $ 2,851
                                      ======   ======   ======   ======   =======   =======   =======
Depreciation and amortization:
  Eastern Group.....................  $  118   $  113   $  232   $  225   $   457   $   448   $   436
  Western Group.....................     110      111      221      218       436       404       400
  Corporate and other(a)............      26       26       48       51        98        92        87
  National Group....................      11       16       20       33        56       168       185
  Spin-offs.........................      --       12       --       47        47       138       130
                                      ------   ------   ------   ------   -------   -------   -------
                                      $  265   $  278   $  521   $  574   $ 1,094   $ 1,247   $ 1,238
                                      ======   ======   ======   ======   =======   =======   =======

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                                DECEMBER 31,
                                                              JUNE 30,   ---------------------------
                                                                2000      1999      1998      1997
                                                              --------   -------   -------   -------
Assets:
  Eastern Group.............................................  $ 7,007    $ 6,722   $ 6,724   $ 6,662
  Western Group.............................................    6,694      6,592     6,825     6,448
  Corporate and other(a)....................................    3,468      3,143     2,884     4,445
  National Group............................................      523        428     1,270     2,638
  Spin-offs.................................................       --         --     1,726     1,809
                                                              -------    -------   -------   -------
                                                              $17,692    $16,885   $19,429   $22,002
                                                              =======    =======   =======   =======

---------------

(a) Includes the Company's nine consolidating hospitals located in England and Switzerland.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the ability to finalize definitive settlement agreements relating to DRG coding, outpatient laboratory billing, home health issues and other matters, (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (vi) changes in Federal, state or local regulation affecting the health care industry, (vii) the possible enactment of Federal or state health care reform, (viii) the ability to attract and retain qualified management and personnel, including physicians, (ix) liabilities and other claims asserted against the Company, (x) fluctuations in the market value of the Company's common stock, (xi) ability to complete the share repurchase program, (xii) changes in accounting practices, (xiii) changes in general economic conditions,
(xiv) future divestitures which may result in additional charges, (xv) the ability to enter, renegotiate and renew managed care provider arrangements on acceptable terms, (xvi) the availability and terms of capital to fund the expansion of the Company's business, (xvii) changes in business strategy or development plans, (xviii) slowness of reimbursement, (xix) the ability to implement the Company's shared services and e-health initiatives, (xx) the outcome of pending and any future tax audits and litigation associated with the Company's tax positions, and (xxi) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTIGATIONS AND UNDERSTANDING TO SETTLE CERTAIN GOVERNMENT CIVIL CLAIMS

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

     The Company and its affiliates announced in May 2000 that an understanding had been reached with attorneys of the Civil Division of the Department of Justice ("DOJ") to recommend an agreement to settle, subject to certain conditions, civil claims actions against the Company relating to Diagnosis Related Group ("DRG") coding, outpatient laboratory billing, and home health issues. Civil issues that remain to be resolved are cost reports and physician relations issues.

     The understanding with DOJ attorneys provides that the Company will compensate the government $745 million (with interest at 6.5% beginning May 18, 2000) with respect to the issues covered by the understanding. This resulted in the Company recording an after-tax charge of $498 during the quarter ended June 30, 2000. The settlement is subject to approval by additional officials at the DOJ; execution of a corporate integrity agreement; execution of definitive settlement documents for the three issues included in the understanding; execution of agreements to resolve all pending criminal investigations; and court approval.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS AND UNDERSTANDING TO SETTLE CERTAIN GOVERNMENT CIVIL CLAIMS (CONTINUED)
     If all criminal settlements have not been reached by September 30, 2000, the date for completion of criminal settlements is automatically extended to December 31, 2000, unless the government notifies the Company by September 15, 2000 that it will not agree to an extension. In the event the government does not agree to extend the September 30, 2000 completion date or the criminal settlement condition is not satisfied by the December 31, 2000 completion date, the settlement agreement shall expire unless the Company elects to waive the criminal condition. Notwithstanding the fixed dates of expiration, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

     The understanding covers issues for the following years: DRG coding for calendar years 1990-1997; outpatient laboratory billing for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998.

     The Company's existing letter of credit agreement with the DOJ will be reduced from $1 billion to $250 million at the time of the settlement payment. In addition, the understanding provides that any future civil payments on cost reports or physician relations will reduce the remaining amount of the letter of credit dollar for dollar.

     The Company also reached an understanding with the Office of Inspector General of the Department of Health and Human Services on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance and covers DRG coding, outpatient laboratory billing and the two civil issues still to be resolved -- physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission ("SEC"). The Company understands that the SEC investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     The Company cannot predict the outcome or quantify effects that the remaining civil issues, the criminal investigation or other actions will have on operations in future periods. The Company could be subject to substantial costs resulting from an adverse outcome of one or more such actions. Any such sanctions or losses could have a material adverse effect on the Company's financial position and results of operations. (See Note 10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.)

BUSINESS STRATEGY

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner possible. HCA's general, acute care hospitals usually provide a full range of services commonly available in hospitals to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA's general, acute care hospitals, and through the Company's freestanding outpatient surgery and diagnostic centers and rehabilitation facilities. The Company's psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings. HCA also operates preferred provider organizations in 47 states and the District of Columbia.

     HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and local physicians. The Company believes that its ability to attract and serve patients and physicians is enhanced by developing a comprehensive health care network with a broad range of health care services located throughout a market

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
area. HCA also believes it is able to reduce operating costs by sharing certain services among several facilities in the same area and is better positioned to work with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and employers.

     In May 1999, HCA established LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad"), as independent, publicly-traded companies through tax-free spin-offs of these companies to HCA's stockholders.

     HCA completed a restructuring of its operations, in an effort to create a smaller and more focused company. The divestiture of home health operations and the Value Health business units, the spin-offs of LifePoint and Triad and the sales of various other hospitals and surgery centers, not located in HCA's strategic locations, allow management to focus their efforts on core markets, which are typically located in urban areas that are characterized by highly integrated health care facility networks.

     HCA and the health care industry are facing many challenges, including the growing number of uninsured, reimbursement pressures from government and non-government payers and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to these challenges, HCA is implementing a shared services initiative. This initiative is a company-wide program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, HCA is implementing company-wide supply improvement and distribution programs that will include consolidating purchasing and accounts payable functions regionally, combining warehouses and developing division-based procurement programs.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including government payers, managed care providers and others. Under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced by significant changes that were phased in through October 1, 1998, and will continue to be reduced as certain changes continue to be phased in during 2000 and 2001. BBA-97 contains a requirement that the Health Care Financing Administration adopt a prospective payment system ("PPS") for outpatient hospital services. The outpatient PPS is currently anticipated to be implemented during August 2000. As of this date, HCA is not able to quantify the effect, if any, that the outpatient PPS will have on its financial results. HCA continues to experience a shift in its payer mix as patients move from traditional indemnity insurance and Medicare coverage to medical coverage that is provided under managed care plans. HCA generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans or traditional Medicare. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Revenues from capitation arrangements (prepaid health service agreements) are less than 1% of consolidated revenues.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)
Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and six months ended June 30, 2000 and 1999 are set forth below.

                                                         QUARTER          SIX MONTHS
                                                      --------------    --------------
                                                      2000     1999     2000     1999
                                                      -----    -----    -----    -----
Medicare..........................................     36.8%    37.1%    37.6%    38.5%
Medicaid..........................................     10.6     10.6     10.7     10.8
Managed care and other discounted.................     42.7     41.6     42.2     39.9
Other.............................................      9.9     10.7      9.5     10.8
                                                      -----    -----    -----    -----
                                                      100.0%   100.0%   100.0%   100.0%
                                                      =====    =====    =====    =====

     Reductions in the rate of increase in Medicare and Medicaid reimbursement and increasing percentages of patient volume being related to patients participating in managed care plans are expected to present ongoing challenges. The challenges presented by these trends are enhanced by HCA's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services. If HCA is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend of declining reimbursements and payments continue, results of operations and cash flows will deteriorate.

     Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiative.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Operating Results Summary

     The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                          QUARTER
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                              AMOUNT   RATIO   AMOUNT   RATIO
                                                              ------   -----   ------   -----
Revenues.................................................... $4,133    100.0  $4,161    100.0
Salaries and benefits.......................................  1,645     39.8   1,666     40.0
Supplies....................................................    655     15.9     654     15.7
Other operating expenses....................................    768     18.6     836     20.1
Provision for doubtful accounts.............................    299      7.2     329      7.9
Depreciation and amortization...............................    265      6.3     278      6.8
Interest expense............................................    136      3.3     118      2.8
Equity in earnings of affiliates............................    (33)    (0.8)    (30)    (0.7)
Settlement with federal government..........................    745     18.0      --       --
Gains on sales of facilities................................    (18)    (0.4)     (8)    (0.2)
Impairment of long-lived assets.............................     --       --      54      1.3
Restructuring of operations and investigation related
  costs.....................................................     12      0.3      30      0.7
                                                              ------   -----   ------   -----
                                                              4,474    108.2   3,927     94.4
                                                              ------   -----   ------   -----
Income (loss) before minority interests and income taxes....   (341)    (8.2)    234      5.6
Minority interests in earnings of consolidated entities.....     29      0.8      14      0.3
                                                              ------   -----   ------   -----
Income (loss) before income taxes...........................   (370)    (9.0)    220      5.3
Provision (benefit) for income taxes........................    (98)    (2.4)    114      2.7
                                                              ------   -----   ------   -----
Net income (loss)...........................................  $(272)    (6.6)  $ 106      2.6
                                                              ======   =====   ======   =====
Basic earnings (loss) per share.............................  $(.49)           $ .18
Diluted earnings (loss) per share...........................  $(.49)           $ .18
% changes from prior year:
  Revenues..................................................   (0.7)%          (13.0)%
  Income before income taxes................................  (268.5)          (24.5)
  Net income................................................  (354.8)          (38.4)
  Basic earnings per share..................................  (372.2)          (33.3)
  Diluted earnings per share................................  (372.2)          (33.3)
  Admissions(a).............................................   (3.8)           (16.8)
  Equivalent admissions(b)..................................   (4.4)           (18.6)
  Revenues per equivalent admission.........................    3.9              6.9
Same facility % changes from prior year(c):
  Revenues..................................................    5.2              3.7
  Admissions(a).............................................    3.0              0.4
  Equivalent admissions(b)..................................    2.8              0.3
  Revenues per equivalent admission.........................    2.4              3.3

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary (continued)

                                                                        SIX MONTHS
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                              AMOUNT   RATIO   AMOUNT   RATIO
                                                              ------   -----   ------   -----
Revenues.................................................... $8,404    100.0  $8,816    100.0
Salaries and benefits.......................................  3,306     39.3   3,514     39.9
Supplies....................................................  1,325     15.8   1,376     15.6
Other operating expenses....................................  1,532     18.2   1,740     19.6
Provision for doubtful accounts.............................    601      7.2     667      7.6
Depreciation and amortization...............................    521      6.2     574      6.5
Interest expense............................................    255      3.0     229      2.6
Equity in earnings of affiliates............................    (65)    (0.8)    (65)    (0.7)
Settlement with federal government..........................    745      8.9      --       --
Gains on sales of facilities................................    (18)    (0.2)   (257)    (2.9)
Impairment of long-lived assets.............................     --       --     160      1.8
Restructuring of operations and investigation related
  costs.....................................................     25      0.3      60      0.7
                                                              ------   -----   ------   -----
                                                              8,227     97.9   7,998     90.7
                                                              ------   -----   ------   -----
Income before minority interests and income taxes...........    177      2.1     818      9.3
Minority interests in earnings of consolidated entities.....     55      0.7      28      0.3
                                                              ------   -----   ------   -----
Income before income taxes..................................    122      1.4     790      9.0
Provision for income taxes..................................     98      1.1     362      4.1
                                                              ------   -----   ------   -----
Net income..................................................  $  24      0.3   $ 428      4.9
                                                              ======   =====   ======   =====
Basic earnings per share....................................  $ .04            $ .70
Diluted earnings per share..................................  $ .04            $ .70
% changes from prior year:
  Revenues..................................................   (4.7)%           (8.9)%
  Income before income taxes................................  (84.6)            17.5
  Net income................................................  (94.4)             9.1
  Basic earnings per share..................................  (94.3)            14.8
  Diluted earnings per share................................  (94.3)            14.8
  Admissions(a).............................................   (9.7)           (11.2)
  Equivalent admissions(b)..................................  (10.3)           (12.7)
  Revenues per equivalent admission.........................    6.3              4.4
Same facility % changes from prior year(c):
  Revenues..................................................    5.8              3.4
  Admissions(a).............................................    2.6              1.8
  Equivalent admissions(b)..................................    2.6              1.8
  Revenues per equivalent admission.........................    3.1              1.6

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended June 30, 2000 and 1999

     Income before income taxes decreased 268.5% from income of $220 million in 1999 to a loss of $370 million in 2000 and pretax margins decreased to (9.0)% in 2000 from 5.3% in 1999. The decrease in pretax income was primarily attributable to the accrual of an estimated settlement with the federal government in the second quarter of 2000. Excluding the settlement charge, income before income taxes increased 70.7% to $375 million in 2000. The agreement to settle certain civil claims actions against the Company is not yet consummated and is subject to a number of conditions. See Note 2 -- Investigations and Understanding to Settle Certain Government Civil Claims.

     Revenues decreased 0.7% to $4.1 billion in 2000 compared to $4.2 billion in 1999. Inpatient admissions decreased 3.8% from 1999 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 4.4%. Revenues, admissions and equivalent admissions declined primarily as a result of the Company's restructuring of operations. During 1999, the Company completed the spin-offs of LifePoint and Triad and the sales of 24 hospital facilities. On a same facility basis, revenues increased 5.2%, admissions increased 3.0% and equivalent admissions increased 2.8% from 1999. Revenue per equivalent admission increased 3.9% from 1999 and on a same facility basis increased 2.4%. The increase in revenue per equivalent admission on a same facility basis was primarily the result of successes achieved in renegotiating and renewing certain managed care contracts on more favorable terms to the Company. The increase in revenue per equivalent admission on a consolidated basis was the result of the combination of the same facility improvement and the benefit from the restructuring of operations transactions. While the Company achieved some successes in managed care pricing, attaining revenue increases continues to present a challenge due to decreases in Medicare rates of reimbursement mandated by BBA-97 which became effective October 1, 1997 (lowered second quarter 2000 revenues by approximately $10 million) and a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 42.7% in 2000 compared to 41.6% in
1999).

     Salaries and benefits, as a percentage of revenues, decreased to 39.8% in 2000 from 40.0% in 1999 due to a decrease in man hours per equivalent admission of 1.4% for the 2000 quarter compared to 1999.

     Supply costs increased as a percentage of revenues to 15.9% in 2000 from 15.7% in 1999 due to an increase in the cost of supplies per equivalent admission of 4.8% related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 18.6% in the second quarter of 2000 from 20.1% in 1999 due to small decreases in several of these areas as a percentage of revenues. Another factor in the improvement of other operating expenses related to certain insurance subsidiary funds being reallocated among investment managers resulting in the recognition of previously unrealized gains that decreased other operating expenses by approximately $27 million during the second quarter of 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.2% in 2000 from 7.9% in 1999, however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Equity in earnings of affiliates remained basically flat as a percentage of revenues at 0.8% in 2000 and 0.7% in 1999.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended June 30, 2000 and 1999 (continued)
     Depreciation and amortization decreased as a percentage of revenues to 6.3% in 2000 from 6.8% in 1999, primarily due to the restructuring of operations discussed above. Depreciation and amortization as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint was 6.9% in 1999, and the depreciation and amortization as a percentage of revenues included in the Company's National Group was 7.2% in 1999.

     Interest expense increased to $136 million in 2000 compared to $118 million in 1999 primarily as a result of an increase in interest rates during 2000 compared to 1999 and the interest expense, beginning May 2000, of approximately $6 million related to the proposed settlement with the federal government. The average rates for the Company's bank borrowings increased from 6.33% during the quarter ended June 30, 1999 to 7.89% during the quarter ended June 30, 2000.

     During 2000 and 1999, respectively, the Company incurred $12 million and $30 million of restructuring of operations and investigation related costs. The $12 million of costs incurred during the 2000 quarter were professional fees (legal and accounting) related to the governmental investigations. In 1999, restructuring of operations and investigation related costs included $23 million of professional fees (legal and accounting) related to the governmental investigations and $7 million of other costs. See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Condensed Consolidated Financial Statements.

     During 2000, the Company recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one hospital. Proceeds from the sale were used to repay bank borrowings. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     During 1999, the Company identified and initiated, or revised, plans to divest or close during 1999 and 2000, 15 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $54 million. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     Minority interests increased slightly as a percentage of revenues to 0.8% in 2000 from 0.3% in 1999 due to improved operations at certain joint ventures.

     The effective income tax rate was a 26.5% tax benefit in 2000 due to a valuation allowance recorded in the second quarter and was a 51.4% tax provision in 1999 due to nondeductible intangible assets related to gains on sales of facilities and impairments of long-lived assets. If the effect of the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

     As previously discussed, the Company completed a restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the restructuring was completed as of the beginning of the period, the Company's remaining core facilities had combined net income which decreased 277.5% from net income of $143 million in 1999 to a loss of $257 million in 2000. Excluding gains on sales of facilities, impairment of long-lived assets, settlement with federal government and restructuring of operations and investigation related costs, combined net income for the Company's remaining core facilities increased 24.0% to $248 million in 2000 from $200 million in 1999.

  Six Months Ended June 30, 2000 and 1999

     Income before income taxes decreased 84.6% to $122 million in 2000 from $790 million in 1999 and pretax margins decreased to 1.4% in 2000 from 9.0% in 1999. The decrease in pretax income was primarily

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Six Months Ended June 30, 2000 and 1999 (continued) attributable to the accrual of an estimated settlement with the federal government in the second quarter of 2000. Excluding the settlement charge, income before income taxes increased 9.8% to $867 million in 2000.

     Revenues decreased 4.7% to $8.4 billion in 2000 compared to $8.8 billion in 1999. Inpatient admissions decreased 9.7% from 1999 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 10.3%. Revenues, admissions and equivalent admissions declined primarily as a result of the Company's restructuring of operations. During 1999, the Company completed the spin-offs of LifePoint and Triad and the sales of 24 hospital facilities. On a same facility basis, revenues increased 5.8%, admissions and equivalent admissions increased 2.6% from 1999. Revenue per equivalent admission increased 6.3% from 1999 to 2000 and on a same facility basis increased 3.1%. The increase in revenue per equivalent admission on a same facility basis was primarily the result of successes achieved in renegotiating and renewing certain managed care contracts on more favorable terms to the Company. The increase in revenue per equivalent admission on a consolidated basis was the result of the combination of the same facility improvement and the benefit from the restructuring of operations transactions. While the Company achieved some successes in managed care pricing, attaining revenue increases continues to present a challenge due to decreases in Medicare rates of reimbursement mandated by BBA-97 which became effective October 1, 1997 (lowered 2000 revenues by approximately $20 million) and a continuing shift in revenues away from traditional Medicare and indemnity payers to managed care (managed care as a percent of total admissions increased to 42.2% in 2000 compared to 39.9% in 1999).

     Salaries and benefits, as a percentage of revenues, decreased to 39.3% in 2000 from 39.9% in 1999 due to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Salaries and benefits as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 42.4% for 1999, and salaries and benefits as a percentage of revenues for the facilities included in the Company's National Group were 46.0% for 1999. During 1999, 24 hospitals were divested.

     Supply costs increased as a percentage of revenues to 15.8% in 2000 from 15.6% in 1999 due to an increase in the cost of supplies per equivalent admission of 7.4% related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 18.2% in the second quarter of 2000 from 19.6% in 1999 due primarily to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. The other operating expenses as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 22.4% for 1999, and the other operating expenses as a percentage of revenues for the facilities included in the Company's National Group were 26.4% for 1999. Another factor in the improvement in other operating expenses related to certain insurance subsidiary funds being reallocated among investment managers resulting in the recognition of previously unrealized gains that decreased other operating expenses by approximately $27 million during the second quarter of 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.2% in 2000 from 7.6% in 1999; however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Six Months Ended June 30, 2000 and 1999 (continued)
     Equity in earnings of affiliates remained basically flat as a percentage of revenues at 0.8% in 2000 as compared to 0.7% in 1999.

     Depreciation and amortization decreased as a percentage of revenues to 6.2% in 2000 from 6.5% in 1999, primarily due to the restructuring of operations discussed above. Depreciation and amortization as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint was 7.0% in 1999.

     Interest expense increased to $255 million in 2000 compared to $229 million in 1999 primarily as a result of an increase in interest rates during 2000 compared to 1999 and the interest expense, beginning May 2000, related to the settlement with the federal government. The average rates for the Company's bank borrowings increased from 6.24% during the six months ended June 30, 1999 to 7.60% during the six months ended June 30, 2000.

     During 2000 and 1999, respectively, the Company incurred $25 million and $60 million of restructuring of operations and investigation related costs. In 2000, these costs included $20 million of professional fees (legal and accounting) related to the governmental investigations and $5 million of other costs. In 1999, restructuring of operations and investigation related costs included $42 million of professional fees (legal and accounting) related to the governmental investigations, $2 million of severance and $16 million of other costs. See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Condensed Consolidated Financial Statements.

     During 2000, the Company recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one hospital. During 1999, the Company recognized a pretax gain of $257 million ($151 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 15 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     Minority interests increased as a percentage of revenues to 0.7% in 2000 from 0.3% in 1999 due to improved operations at certain joint ventures.

     The effective income tax rate was 80.3% in 2000 due to a valuation allowance recorded in the second quarter and was 45.8% in 1999 due to nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets. If the effect of the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

     As previously discussed, the Company has completed a restructuring of its operations. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Assuming the restructuring was completed as of the beginning of the period, the Company's remaining core facilities had combined net income which decreased 86.8% from $402 million in 1999 to $53 million in 2000. Excluding gains on sales of facilities, impairment of long-lived assets, settlement with federal government and restructuring of operations and investigation related costs, combined net income for the Company's remaining core facilities increased 18.5% to $567 million in 2000 from $479 million in 1999.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Liquidity

     Cash provided by operating activities improved to $693 million during the first six months of 2000 compared to $401 million in 1999. The improvement was primarily due to an increase in net income excluding gains on sales of facilities, impairment of long-lived assets and the settlement with federal government to $513 million in 2000 from $408 million in 1999. Also during the first six months of 2000, the Company made tax payments of $378 million versus $452 million in 1999.

     Cash used in investing activities was $785 million in 2000, compared to cash provided of approximately $1.4 billion during 1999. The decrease was due primarily to proceeds from the disposition of hospitals and other health care facilities of $624 million in 1999 compared with $263 million in 2000; cash flows from changes in investments were $548 million in 1999 (including repayment by a nonconsolidating joint venture of Company advances of approximately $330 million) compared with cash used of $96 million in 2000; and the $886 million in proceeds in 1999 related to the spin-offs. In 2000, the Company also used $290 million to acquire hospitals and health care entities, and there were no acquisitions in 1999.

     Cash flows provided by financing activities totaled $194 million in the first six months of 2000 compared to cash used of approximately $2.0 billion in 1999. The primary financing cash flow activities were the repurchases of the Company's common stock. (approximately $255 million and $1.9 billion during 2000 and 1999, respectively) and the receipt of net proceeds from debt issuances of $448 million in 2000.

     Working capital totaled $407 million as of June 30, 2000 compared to $265 million at December 31, 1999. At December 31, 1999 current liabilities included $500 million outstanding under the Company's senior interim term loan (the "1999 Term Loan"). In March 2000, HCA repaid the $500 million using proceeds from a new $1.2 billion senior term loan (the "2000 Term Loan"). Management believes that cash flows from operations, amounts available under the Company's revolving credit facility (the "Credit Facility") and HCA's access to debt markets are sufficient to meet expected liquidity needs during the next twelve months.

     Investments of HCA's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at both June 30, 2000 and at December 31, 1999.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $400 million at June 30, 2000. During 2000, one of the Company's joint venture partners exercised its put option whereby HCA purchased the partner's interest in the joint venture for approximately $47 million. HCA cannot predict if, or when, other joint venture partners will exercise such options.

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

     In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of additional common stock. Certain financial organizations purchased approximately 5.3 million

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
shares of HCA's common stock for approximately $119 million during the first quarter of 2000 and approximately 11.3 million shares for approximately $322 million during the second quarter of 2000 utilizing forward purchase contracts. In accordance with the terms of the contracts, these shares remain outstanding until settled by HCA. HCA expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions or forward purchase contracts.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, HCA settled forward purchase contracts associated with its November 1999 authorization for approximately 8.5 million shares at a cost of $250 million and during the second quarter of 2000, settled forward purchase contracts associated with the same authorization for approximately 1.8 million shares at a cost of approximately $53 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. Forward purchase contracts totaling approximately 24.1 million shares at a cost of approximately $697 million remain outstanding until settled by the Company.

     During the first quarter of 1999, as part of the agreement related to the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. The Company provided the government with letters of credit totaling $1 billion. The understanding reached with the government in May 2000 provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the settlement payment. In addition, the understanding is that any future civil payments on cost reports or physician relations will reduce the remaining amount of the letters of credit dollar for dollar.

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

  Capital Resources

     Excluding acquisitions, capital expenditures were $586 million during the first six months of 2000 compared to $690 million for the same period in 1999. Planned capital expenditures in 2000 are expected to approximate $1.3 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisitions of hospitals and health care entities totaled $290 million during 2000 compared with none during the first six months of 1999.

     HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include public or private debt markets, amounts available under the Company's Credit Facility (approximately $767 million as of July 31, 2000). At June 30, 2000, there were projects under construction which had an estimated additional cost to complete and equip over the next three years of approximately $1.5 billion.

     In March 2000, HCA entered into the 2000 Term Loan. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Capital Resources (continued)
     During the second quarter of 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("term loan") with a bank. The term loan was used to buy out the Company's 50/50 joint venture partner in England and to refinance existing indebtedness. The term loan matures in May 2001.

     The Credit Facility, the 2000 Term Loan and the $1.0 billion term loan which HCA entered into in July 1998 (the "1998 Term Loan") contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. HCA is currently in compliance with all such covenants.

  Market Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. HCA currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA's wholly-owned insurance subsidiary or to alter the interest rate characteristics of the Company's debt instruments.

     The Company's investments in debt and equity securities were $1.2 billion and $510 million, respectively, at June 30, 2000. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $2.9 billion of long-term debt at June 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $4.1 billion at June 30, 2000 is subject to fixed rates of interest. The Company's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. The Company's variable rate debt is comprised of the Company's Credit Facility of which interest is payable generally at LIBOR plus 0.45% to 1.5% (depending on the Company's credit ratings), and bank term loans of which interest is payable generally at LIBOR plus 0.75% to 2.5%. Due to increases in LIBOR, the average rate for the Company's Credit Facility increased from 5.81% for the quarter ended June 30, 1999 to 7.44% for the quarter ended June 30, 2000, and the average rate for the Company's term loans increased from 6.50% for the quarter ended June 30, 1999 to 7.98% for the quarter ended June 30, 2000. The estimated fair value of the Company's total long-term debt was $6.6 billion at June 30, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $29 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, the Company generally targets a portion of its debt portfolio at a fixed rate, either by borrowing on a fixed or floating rate basis or entering into interest rate swap transactions. The Company has not, during 2000 or 1999, participated in any interest rate swap agreements.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $191 million as of June 30, 2000. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 6 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. As a result of the settlement, the Company paid additional tax and interest of approximately $156 million. The settlement had no impact on the Company's results of operations.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               2000       1999
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      192         273
  June 30...................................................      195         204
  September 30..............................................                  202
  December 31...............................................                  195
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       80          95
  June 30...................................................       80          81
  September 30..............................................                   81
  December 31...............................................                   80
Licensed hospital beds at(a):
  March 31..................................................   42,006      51,797
  June 30...................................................   42,240      43,969
  September 30..............................................               43,461
  December 31...............................................               42,484
Weighted average licensed beds(b):
  Quarter:
    First...................................................   42,184      52,451
    Second..................................................   41,923      46,490
    Third...................................................               43,511
    Fourth..................................................               42,850
  Year......................................................               46,291
Average daily census(c):
  Quarter:
    First...................................................   22,697      26,546
    Second..................................................   20,526      21,467
    Third...................................................               19,704
    Fourth..................................................               20,385
  Year......................................................               22,002
Admissions(d):
  Quarter:
    First...................................................  408,100     477,400
    Second..................................................  380,600     395,800
    Third...................................................              370,500
    Fourth..................................................              381,700
  Year......................................................            1,625,400
Equivalent admissions(e):
  Quarter:
    First...................................................  595,900     703,300
    Second..................................................  570,600     596,900
    Third...................................................              557,900
    Fourth..................................................              567,000
  Year......................................................            2,425,100
Average length of stay (days)(f):
  Quarter:
    First...................................................      5.1         5.0
    Second..................................................      4.9         4.9
    Third...................................................                  4.9
    Fourth..................................................                  4.9
  Year......................................................                  4.9

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               2000       1999
                                                              -------   ---------
NON-CONSOLIDATING(G)
Number of hospitals in operation at:
  March 31..................................................       13          24
  June 30...................................................        9          16
  September 30..............................................                   12
  December 31...............................................                   12
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        3           5
  June 30...................................................        3           4
  September 30..............................................                    3
  December 31...............................................                    3
Licensed hospital beds at:
  March 31..................................................    3,251       6,015
  June 30...................................................    2,697       3,868
  September 30..............................................                3,153
  December 31...............................................                3,179

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Market Risk" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Company and its affiliates announced in May 2000 that an understanding had been reached with attorneys of the Civil Division of the Department of Justice ("DOJ") to recommend an agreement to settle, subject to certain conditions, civil claims actions against the Company relating to DRG coding; outpatient laboratory billing; and home health issues. Civil issues that remain to be resolved are cost reports and physician relations issues.

     The understanding with DOJ attorneys provides that the Company will compensate the government $745 million (with interest at 6.5% beginning May 18, 2000) with respect to the issues covered by the understanding. This resulted in the Company recording an after-tax charge of $498 million during the quarter ended June 30, 2000. The settlement is subject to approval by additional officials at the DOJ, other federal agencies as well as state officials; execution of a corporate integrity agreement; execution of definitive settlement documents for the three issues included in the understanding; execution of agreements to resolve all criminal investigations pending against the Company and court approval.

     If all criminal settlements have not been reached by September 30, 2000, the date for completion of criminal settlements is automatically extended to December 31, 2000, unless the government notifies the Company by September 15, 2000 that it will not agree to an extension. In the event the government does not agree to extend the September 30, 2000 completion date or the criminal settlement condition is not satisfied by the December 31, 2000 completion date, the settlement agreement shall expire unless the Company elects to waive the criminal condition. Notwithstanding the fixed dates of expiration, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

     The understanding provides releases for the following years: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998.

     The Company's existing letter of credit agreement with the DOJ will be reduced from $1 billion to $250 million at the time of the settlement payment. In addition, the understanding provides that any future civil payments on cost reports or physician relations will reduce the remaining amount of the letter of credit dollar for dollar.

     The Company also reached an understanding with the Office of Inspector General of the Department of Health and Human Services on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance and covers DRG coding, outpatient laboratory billing and the two civil issues still to be resolved - physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operation from participation in the Medicare program.

     The Company continues to cooperate in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the scope of the ongoing investigations, the Company expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

     In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with the Company), announced that they will pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare anti-kickback statute) filed by the U.S. Attorneys in the Middle and Southern District of Florida and the Northern District of Georgia. While the Company was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." The Company believes these references refer to the Company or its subsidiaries.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation relates to the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     While we remain unable to predict the outcome of any of the ongoing investigations or the initiation of any additional investigations, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations. (See Note 2 -- Investigations and Understanding to Settle Certain Government Civil Claims and Note 10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.)

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

     On October 5, 1998, the matter of United States of America ex rel. James F. Alderson v. Columbia/HCA Healthcare Corp., Healthtrust-The Hospital Company and Quorum Health Group, et al., Case No. 97-2035-CIV-T-23E, in the Middle District of Florida, Tampa Division, was unsealed. The government intervened in this action on October 1, 1998. The Complaint was originally filed in Montana in 1993 but was later transferred to Florida. The Complaint alleges that defendants made false statements in annual Medicare cost reports over a period of ten years. The Complaint further alleges that defendants engaged in a scheme of filing improper reimbursement claims while keeping a "secret" set of books which were known as "reserve cost reports" and concealing these books from Medicare auditors. The government filed and served an Amended Complaint against Quorum Health Group. The government has not yet served an Amended Complaint on the HCA defendants.

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

     The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid by the Diabetes Treatment Centers of America to physicians who served as Medical Directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator's motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment and the court's deadline for filing such a motion has passed. This action is currently stayed.

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

     On October 10, 1997, the court entered an order consolidating the above-mentioned securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case No. 3-97-0370. All of the other individual securities class action lawsuits were administratively closed by the court. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company's common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D.,
T. Michael Long and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the Federal securities laws by materially inflating the Company's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses.

     On October 10, 1997, the court entered an order consolidating the above-mentioned derivative law claims into a single-captioned case, McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes involving improperly increasing revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and expenses. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits; (ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with Federal and state laws and ensure reports to the Board of material violations.

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an Order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. The plaintiffs filed their reply brief in April 2000.

     On July 28, 2000, the District Court entered an Order granting the defendants' motions to dismiss in Morse. The District Court's order dismissed Morse with prejudice. Plaintiffs have thirty days from the entry of the order to appeal.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company's stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and
(iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company's stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick lawsuit. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants;
(iii) requiring the Company to provide for independent public directors; and
(iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an Order temporarily staying the lawsuit.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs' motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers' Health Benefit Plan as a plaintiff but added Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery.

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

     The matter of The United Paper Workers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys' fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re:
Columbia/HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs' amended complaint (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, above.)

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of

Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. Briefs have been filed but oral argument has not been set.

     Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnosis, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to Add an Additional Class Representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home health care units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

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

     The matter of Ultimate Home Healthcare, Inc., on behalf of itself and all other entities similarly situated in the states of Tennessee, Texas, Florida and Georgia v. Columbia/HCA Healthcare Corporation, Columbia Homecare Group, Olsten Corporation, and Olsten Health Management a/k/a Hospital Contract Management Services was filed in the United States District Court for the Middle District of Tennessee on June 14, 2000, as Civil Case No. 3-00-0560. The case is filed as a purported class action on behalf of home health care companies and agencies that conducted business in Tennessee, Texas, Florida and Georgia during the years 1994 through 1996. On July 21, 2000 an amended complaint was filed. The amended complaint alleges violations of civil RICO, antitrust and consumer protection laws, and other business torts arising out of transactions and operations in which the Company's affiliates purchased home health care agencies, or assets of agencies, from Olsten Corporation affiliates. The complaint seeks compensatory and punitive damages in an unstated amount plus costs and attorneys' fees. The suit is in its early stages and no response has been filed.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Understanding to Settle Certain Government Civil Claims and Note
10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000. On May 24, 2000, the court issued a Memorandum opinion and an Order dismissing the plaintiffs' action with prejudice and entered a judgment in favor of defendants. The court ruled that the defendants did not breach their fiduciary duty to the Stock Bonus Plan. On June 12, 2000, plaintiffs filed a notice of appeal.

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third-party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim and third-party complaint have filed answers to the counterclaim and third-party complaint. Discovery has been conducted and several dispositive motions are pending with the court.

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

     The Company from time to time is a party to certain proceedings in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 6 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company's annual meeting of stockholders was held on May 25, 2000. The following matters were voted upon at the meeting:

                                                    VOTES IN FAVOR   VOTES WITHHELD
                                                    --------------   --------------
1.   Election of Directors
     Magdalena H. Averhoff, M.D...................   464,625,619        1,141,292
     Jack O. Bovender, Jr.........................   464,625,121        1,141,790
     Kent C. Nelson...............................   464,631,094        1,135,817
     Frank S. Royal, M.D..........................   464,566,475        1,200,435
     Martin Feldstein.............................   464,595,537        1,171,374
     Thomas F. Frist, Jr., M.D....................   464,616,706        1,150,205
     Glenda A. Hatchett...........................   464,579,156        1,187,755
     John H. McArthur.............................   464,579,797        1,187,114
     Thomas S. Murphy.............................   464,511,036        1,255,875

                                                    VOTES IN FAVOR   VOTES WITHHELD   ABSTENTIONS
                                                    --------------   --------------   -----------
2.   Approval of the Columbia/HCA
     Healthcare Corporation 2000
     Equity Incentive Plan........................   335,910,735       64,211,167      1,356,037
3.   Ratification of Ernst & Young LLP
     as the Company's auditors....................   464,550,162          176,343      1,040,400

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 4.1 -- First Amendment to the March 2000 $1.2 Billion Credit Agreement, dated as of June 23, 2000 (which amendment is filed herewith).*

     Exhibit 4.2 -- Second Amendment to the July 1998 $1 Billion Credit Agreement, dated as of June 23, 2000 (which amendment is filed herewith).*

     Exhibit 4.3 -- Sixth Amendment to the Credit Facility, dated as of June 23, 2000 (which amendment is filed herewith).*

     Exhibit 4.4 -- First Supplemental Indenture dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (which supplement is filed herewith).*

     Exhibit 10.1 -- First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (which amendment is filed herewith).*

     Exhibit 10.2 -- Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (which plan is incorporated by reference from Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders on May 25,
     2000).

     Exhibit 10.3 -- Columbia/HCA Healthcare Corporation 2000 Incentive and Retention Plan (which plan is filed herewith).*

     Exhibit 10.4 -- Form of Restricted Stock Award Agreement of OneSource Med, Inc. (which agreement is filed herewith).*

     Exhibit 10.5 -- Letter Agreement, dated May 25, 2000, by and between the Company and R. Clayton McWhorter (which agreement is filed herewith).*

     Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 -- Financial Data Schedule.*
     --------------------

     * Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

     On May 19, 2000, the Company filed a report on Form 8-K in which it announced an understanding to settle certain government civil claims.

     On May 26, 2000, the Company filed a report on Form 8-K in which it announced that it changed its corporate name to "HCA - The Healthcare Company."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCA - THE HEALTHCARE COMPANY

                                                 /s/ R. MILTON JOHNSON
                                          --------------------------------------
                                                    R. Milton Johnson
                                           Senior Vice President and Controller
Date: August 4, 2000