Form 10-Q
period 2000-09-30
HCA-THE HEALTHCARE CO
filed 2000-11-08
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                             OUTSTANDING AT OCTOBER 31, 2000
                ---------------------                             -------------------------------
         Voting common stock, $.01 par value                            531,439,000 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HCA -- THE HEALTHCARE COMPANY

                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                                                                          PAGE OF
                                                                         FORM 10-Q
                                                                         ---------
PART I:    FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Condensed Consolidated Income Statements -- for the quarters
             and nine months ended September 30, 2000 and 1999.........      3
           Condensed Consolidated Balance Sheets -- September 30, 2000
             and December 31, 1999.....................................      4
           Condensed Consolidated Statements of Cash Flows -- for the
             nine months ended September 30, 2000 and 1999.............      5
           Notes to Condensed Consolidated Financial Statements........      6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16

Item 3.    Quantitative and Qualitative Disclosure of Market Risk......     30

PART II:   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     31
Item 2.    Changes in Securities and Use of Proceeds...................     43
Item 6.    Exhibits and Reports on Form 8-K............................     43

                         HCA -- THE HEALTHCARE COMPANY
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              QUARTER             NINE MONTHS
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues..............................................  $  4,093   $  3,899   $ 12,497   $ 12,715

Salaries and benefits.................................     1,650      1,569      4,956      5,083
Supplies..............................................       646        618      1,971      1,994
Other operating expenses..............................       756        747      2,288      2,487
Provision for doubtful accounts.......................       333        318        934        985
Depreciation and amortization.........................       257        262        778        836
Interest expense......................................       147        122        402        351
Equity in earnings of affiliates......................       (28)        (8)       (93)       (73)
Settlement with federal government....................        --         --        745         --
Gains on sales of facilities..........................       (20)        --        (38)      (257)
Impairment of long-lived assets.......................        17         --         17        160
Restructuring of operations and investigation related
  costs...............................................        16         24         41         84
                                                        --------   --------   --------   --------
                                                           3,774      3,652     12,001     11,650
                                                        --------   --------   --------   --------

Income before minority interests and income taxes.....       319        247        496      1,065
Minority interests in earnings of consolidated
  entities............................................        26         13         81         41
                                                        --------   --------   --------   --------

Income before income taxes............................       293        234        415      1,024
Provision for income taxes............................       119         96        217        458
                                                        --------   --------   --------   --------
          Net income..................................  $    174   $    138   $    198   $    566
                                                        ========   ========   ========   ========

Per share data:

  Basic earnings......................................  $    .31   $    .25   $    .36   $    .95
  Diluted earnings....................................  $    .31   $    .24   $    .35   $    .95

  Cash dividends......................................  $    .02   $    .02   $    .06   $    .06

Shares used in earnings per share calculations (in
  thousands):
  Basic...............................................   553,642    562,539    557,200    593,021
  Diluted.............................................   566,470    567,789    568,216    598,594

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $   180        $   190
  Accounts receivable, less allowances for doubtful accounts
     of $1,584 and $1,567...................................       2,044          1,873
  Inventories...............................................         383            383
  Income taxes receivable...................................         158            178
  Other.....................................................       1,184            973
                                                                 -------        -------
                                                                   3,949          3,597

Property and equipment, at cost.............................      14,772         14,084
Accumulated depreciation....................................      (5,987)        (5,594)
                                                                 -------        -------
                                                                   8,785          8,490

Investments of insurance subsidiary.........................       1,486          1,457
Investments in and advances to affiliates...................         586            654
Intangible assets, net......................................       2,312          2,319
Other.......................................................         389            368
                                                                 -------        -------
                                                                 $17,507        $16,885
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   614        $   657
  Accrued salaries..........................................         340            403
  Government settlement accrual.............................         745             --
  Other accrued expenses....................................       1,169          1,112
  Long-term debt due within one year........................       1,434          1,160
                                                                 -------        -------
                                                                   4,302          3,332

Long-term debt..............................................       5,426          5,284
Professional liability risks, deferred taxes and other
  liabilities...............................................       1,671          1,889
Minority interests in equity of consolidated entities.......         702            763

Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     531,841,600 voting shares and 21,000,000 nonvoting
     shares -- 2000 and 543,272,900 voting shares and
     21,000,000 nonvoting shares -- 1999....................           6              6
  Capital in excess of par value............................         591            951
  Other.....................................................           8              8
  Accumulated other comprehensive income....................          38             53
  Retained earnings.........................................       4,763          4,599
                                                                 -------        -------
                                                                   5,406          5,617
                                                                 -------        -------
                                                                 $17,507        $16,885
                                                                 =======        =======

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               2000      1999
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $   198   $   566
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................      934       985
     Depreciation and amortization..........................      778       836
     Income taxes...........................................     (281)     (117)
     Settlement with federal government.....................      745        --
     Gains on sales of facilities...........................      (38)     (257)
     Impairment of long-lived assets........................       17       160
     Changes in operating assets and liabilities............   (1,307)   (1,387)
     Other..................................................       68        20
                                                              -------   -------
       Net cash provided by operating activities............    1,114       806
                                                              -------   -------
Cash flows from investing activities:
     Purchase of property and equipment.....................     (860)     (936)
     Acquisition of hospitals and health care entities......     (338)       --
     Disposition of property and equipment..................      295       660
     Spin-off of facilities to stockholders.................       --       886
     Change in investments..................................      (78)      557
     Other..................................................       (2)       17
                                                              -------   -------
       Net cash provided by (used in) investing
        activities..........................................     (983)    1,184
                                                              -------   -------
Cash flows from financing activities:
     Issuance of long-term debt.............................    2,736     1,024
     Net change in revolving bank credit....................     (700)     (441)
     Repayment of long-term debt............................   (1,710)     (826)
     Payment of cash dividends..............................      (34)      (35)
     Repurchases of common stock, net.......................     (400)   (1,905)
     Other..................................................      (33)       20
                                                              -------   -------
       Net cash used in financing activities................     (141)   (2,163)
                                                              -------   -------
Change in cash and cash equivalents.........................      (10)     (173)
Cash and cash equivalents at beginning of period............      190       297
                                                              -------   -------
Cash and cash equivalents at end of period..................  $   180   $   124
                                                              =======   =======
Interest payments...........................................  $   342   $   320
Income tax payments, net....................................  $   498   $   565

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     HCA -- The Healthcare Company, formerly known as Columbia/HCA Healthcare Corporation, is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA -- The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2000, these affiliates owned and operated 189 hospitals, 76 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA -- The Healthcare Company are also partners in several 50/50 joint ventures that own and operate nine hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to HCA -- The Healthcare Company and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     The understanding with DOJ attorneys provides that the Company will compensate the government $745 million (with interest at 6.5% beginning May 18, 2000) with respect to the issues covered by the understanding. This resulted in the Company recording an after-tax charge of $498 million during the quarter ended June 30, 2000. The settlement is subject to approval by additional officials at the DOJ; execution of a corporate integrity agreement; execution of definitive settlement documents for the three issues included in the

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS AND UNDERSTANDING TO SETTLE CERTAIN GOVERNMENT CIVIL CLAIMS (CONTINUED)
understanding; execution of agreements to resolve all criminal investigations pending against the Company and court approval.

     The date for completion of criminal settlements was automatically extended from September 30, 2000 to December 31, 2000. In the event the criminal settlement condition is not satisfied by December 31, 2000, the settlement agreement shall expire unless the Company elects to waive the criminal settlement condition. Notwithstanding the fixed expiration date, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

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

     The Company and the Office of Inspector General of the Department of Health and Human Services have reached an understanding on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance including DRG coding, outpatient laboratory billing and the two civil issues still to be resolved -- physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program with respect to the issues settled.

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

  Divestiture of Certain Hospitals and Surgery Centers

     During the first nine months of 2000, HCA recognized a pretax gain of $38 million ($18 million after-tax) on the sales of three consolidating hospitals. Proceeds from these sales were used to repay bank borrowings.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (continued)
     During the first nine months of 1999, HCA recognized a pretax gain of $257 million ($151 million after-tax) on the sales of three consolidating hospitals and certain related facilities. Proceeds from the sales were used to repay bank borrowings.

     During the third quarter of 2000, management identified and initiated plans to sell during 2000 or 2001, one consolidating hospital and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value of approximately $19 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $17 million. The consolidating hospital for which the impairment charge was recorded had revenues of approximately $14 million and $12 million for the quarters ended September 30, 2000 and 1999, respectively, and approximately $39 million and $34 million for the nine months ended September 30, 2000 and 1999, respectively. The hospitals for which the impairment charge was recorded had net losses from operations of approximately $1 million and $2 million for the quarters ended September 30, 2000 and 1999, respectively, and approximately $3 million for each of the nine months ended September 30, 2000 and 1999.

     During the first nine months of 1999, management identified and initiated, or revised, plans to sell or close during 1999 and 2000, 15 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of approximately $195 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. The hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of approximately $26 million and $101 million for the quarters ended September 30, 2000 and 1999, respectively, and approximately $84 million and $421 million for the nine months ended September 30, 2000 and 1999, respectively. These facilities incurred net losses from operations of approximately one million and $20 million for the quarters ended September 30, 2000 and 1999, respectively and approximately $13 million and $40 million for the nine months ended September 30, 2000 and 1999, respectively. During 1999 and the first nine months of 2000, the Company completed the divestitures or closures of nine of the consolidating hospitals and the four non-consolidating hospitals on which impairment charges had been recorded. The facilities spun-off to Triad included another three of the consolidating hospitals on which impairment charges had been recorded. Proceeds from the completed divestitures were used to repay bank borrowings.

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

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (continued)
     The impairment charges affected the Company's asset categories, as follows (in millions):

                                                                 NINE      NINE
                                                                MONTHS    MONTHS
                                                                 2000      1999
                                                                ------    ------
Property and equipment......................................     $11       $101
Intangible assets...........................................      --         50
Investments in and advances to affiliates...................       6          9
                                                                 ---       ----
                                                                 $17       $160
                                                                 ===       ====

     The impairment charges affected the Company's operating segments, as follows (in millions):

                                                                 NINE      NINE
                                                                MONTHS    MONTHS
                                                                 2000      1999
                                                                ------    ------
Eastern Group...............................................     $ 6       $ 12
Western Group...............................................      11         17
Corporate and other.........................................      --          3
Spin-offs...................................................      --         34
National Group..............................................      --         94
                                                                 ---       ----
                                                                 $17       $160
                                                                 ===       ====

  Spin-Offs

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of HCA's common stock outstanding on April 30, 1999. Triad was comprised of 34 consolidating hospitals and LifePoint was comprised of 23 consolidating hospitals.

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     HCA recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note
2 -- Investigations and Understanding to Settle Certain Government Civil Claims and Note 3 -- Restructuring of Operations (in millions):

                                                                               NINE
                                                                QUARTER       MONTHS
                                                              -----------   -----------
                                                              2000   1999   2000   1999
                                                              ----   ----   ----   ----
Professional fees related to investigations.................  $16    $20    $36    $62
Severance costs.............................................   --     --     --      2
Other.......................................................   --      4      5     20
                                                              ---    ---    ---    ---
                                                              $16    $24    $41    $84
                                                              ===    ===    ===    ===

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amounts in 1999 related primarily to a small group of executives associated with operations or functions that were ceased or divested. The liability balance for accrued severance and lease commitments was approximately $9 million at September 30, 2000.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 5 -- BUSINESS COMBINATIONS

     The following is a summary of acquisitions consummated during the nine months ended September 30, 2000 (dollars in millions):

                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
Number of hospitals.........................................         7
Number of licensed beds.....................................       760
Purchase price information:
  Hospitals:
     Fair value of assets acquired..........................      $322
     Liabilities assumed....................................       (89)
                                                                  ----
       Net assets acquired..................................       233
Other health care entities acquired.........................       105
                                                                  ----
       Net cash paid........................................      $338
                                                                  ====

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $90 million. The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 6 -- INCOME TAXES

     HCA is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examination of the Company's 1994-1996 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns,
HCA -- Hospital Corporation of America's ("Hospital Corporation of America") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. -- The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $196 million in income taxes and interest through September 30, 2000.

     Tax Court decisions received in 1996 and 1997, related to the IRS' examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns, may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during 2001. Because no final decisions have been made regarding appeals of the decisions, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

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

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 7 -- EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants, using the treasury stock method, and the assumed net share settlement of structured repurchases of common stock.

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999 (dollars in millions, except per share amounts and shares in thousands):

                                                      QUARTER             NINE MONTHS
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Net income....................................  $    174   $    138   $    198   $    566

Weighted average common shares outstanding....   553,642    562,539    557,200    593,021
Effect of dilutive securities:
  Stock options...............................    10,973      4,285      7,939      3,446
  Warrants and other..........................     1,855        965      3,077      2,127
                                                --------   --------   --------   --------
Shares used for diluted earnings per share....   566,470    567,789    568,216    598,594
                                                ========   ========   ========   ========
Earnings per share:
  Basic earnings per share....................  $    .31   $    .25   $    .36   $    .95
  Diluted earnings per share..................  $    .31   $    .24   $    .35   $    .95

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

     During the second quarter of 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The English Term Loan was used to purchase the ownership interest of the Company's 50/50 joint venture partner in England and to refinance existing indebtedness. The English Term Loan matures in May 2001. See Note
14 -- Subsequent Event.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Company's revolving credit facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts. See Note 9 -- Stock Repurchase Program.

     In September 2000, HCA issued $500 million of floating rate notes due September 19, 2002. Proceeds from the notes were used to reduce the outstanding balance under the 2000 Term Loan.

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Certain financial organizations purchased approximately 5.3 million shares of the Company's common stock for approximately $119 million during the first quarter of 2000, approximately 11.3 million shares for approximately $322 million during the second quarter of 2000 and approximately 2.8 million shares for approximately $93 million during the third quarter of 2000 utilizing forward purchase contracts. In accordance with the terms of the contracts, these shares remain outstanding until settled by the Company. As

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM (CONTINUED) part of this stock repurchase program, HCA sold 5.7 million put options during the third quarter of 2000, each of which entitles the holder to sell HCA's stock to HCA at a specified price on a specified date. These put options expire on various dates through February 27, 2001 and have exercise prices ranging from $33.32 to $35.15 per share with an average exercise price of $34.46 per share. The outstanding put options permit a net share settlement at the Company's election and do not result in a put option liability on the balance sheet. HCA expects to repurchase, from time to time, the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of additional put options.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, HCA settled forward purchase contracts associated with its November 1999 authorization of approximately 8.5 million shares at a cost of $250 million; during the second quarter of 2000, settled forward purchase contracts of approximately 1.8 million shares at a cost of approximately $53 million and during the third quarter of 2000, settled forward purchase contracts associated with the same authorization of approximately 6.6 million shares at a cost of approximately $200 million. In accordance with the terms of the forward purchase contracts, approximately 17.5 million shares at a cost of approximately $495 million remain outstanding until the forward purchase contracts are settled by the Company.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, the Company is obligated to pay the counterparties an amount equal to their average cost to acquire the stock plus a rate of return that varies by contract (from LIBOR plus 100 basis points to LIBOR plus 150 basis points), (2) the contracts generally have a stated term of one year, but the Company may settle the contracts at any time, subject to certain notification requirements and (3) the Company may settle the contracts, at its discretion, by one of three methods:
(a) physical settlement -- where the Company would pay cash in exchange for the shares, (b) net share settlement -- where the Company would issue shares to the counterparties or the counterparties would return shares to the Company in amounts that provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the counterparties' cost to acquire the shares plus the specified rate of return or (c) net cash settlement -- where the Company would pay cash to the counterparties or the counterparties would pay cash to the Company in amounts that would provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the cost to acquire the shares plus the specified rate of return.

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

NOTE 10 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note 2 -- Investigations and Understanding to Settle Certain Government Civil Claims and
Part II, Item 1: Legal Proceedings, for a description of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 10 -- CONTINGENCIES (CONTINUED)

  Significant Legal Proceedings (continued) against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2000 and 1999 are as follows (in millions):

                                                                QUARTER     NINE MONTHS
                                                              -----------   -----------
                                                              2000   1999   2000   1999
                                                              ----   ----   ----   ----
Net income..................................................  $174   $138   $198   $566
Unrealized gains on securities..............................    (3)   (32)   (11)   (31)
Foreign currency translation adjustments....................    (2)     5     (4)    (6)
                                                              ----   ----   ----   ----
Comprehensive income........................................  $169   $111   $183   $529
                                                              ====   ====   ====   ====

     The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Net unrealized gains on securities..........................      $ 48            $59
Foreign currency translation adjustments....................       (10)            (6)
                                                                  ----            ---
Accumulated other comprehensive income......................      $ 38            $53
                                                                  ====            ===

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2000 and 1999 approximately 27.6% and 27.9%, respectively, of the Company's revenues related to patients participating in the Medicare program. The Company's Medicare revenues approximated 28.7% and 29.3% of the Company's total revenues during the nine months ended September 30, 2000 and 1999, respectively.

     HCA's operations are structured into two geographically organized groups: the Eastern Group is comprised of 97 consolidating hospitals located in the Eastern United States and the Western Group is

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED) comprised of 78 consolidating hospitals located in the Western United States. These two groups represent HCA's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes six consolidating hospitals which HCA intends to sell or close and the operations of certain other hospitals which have been sold. HCA also operates eight consolidating hospitals in England and Switzerland. HCA completed the spin-offs of LifePoint and Triad (the "Spin-offs") during the second quarter of 1999. At the time of the spin-offs, LifePoint included 23 consolidating hospitals and Triad included 34 consolidating hospitals. See Note 3 -- Restructuring of Operations.

     HCA's Chief Operating Officer reviews geographic distributions of HCA's revenues, EBITDA, depreciation and amortization, and assets. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with federal government, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes. The Company uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA's revenues, EBITDA, depreciation and amortization, and assets, restated for the restructuring of operations transactions (the spin-offs and transfers of certain facilities to the National Group), are summarized in the following table (dollars in millions):

                                                                                     NINE MONTHS
                             QUARTER ENDED     QUARTER ENDED     QUARTER ENDED          ENDED                 YEAR ENDED
                             SEPTEMBER 30,       JUNE 30,          MARCH 31,        SEPTEMBER 30,            DECEMBER 31,
                            ---------------   ---------------   ---------------   -----------------   ---------------------------
                             2000     1999     2000     1999     2000     1999     2000      1999      1999      1998      1997
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
Revenues:
 Eastern Group............  $1,978   $1,903   $2,045   $1,923   $2,157   $2,006   $ 6,180   $ 5,832   $ 7,794   $ 7,419   $ 7,314
 Western Group............   1,888    1,723    1,864    1,766    1,883    1,769     5,635     5,258     7,016     6,493     6,229
 Corporate and other(a)...     177       77      110       77       89       76       376       230       302       283       232
 National Group...........      50      196      114      231      142      302       306       729       879     2,399     2,947
 Spin-offs................      --       --       --      164       --      502        --       666       666     2,087     2,097
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
                            $4,093   $3,899   $4,133   $4,161   $4,271   $4,655   $12,497   $12,715   $16,657   $18,681   $18,819
                            ======   ======   ======   ======   ======   ======   =======   =======   =======   =======   =======
EBITDA:
 Eastern Group............  $  384   $  392   $  453   $  433   $  540   $  503   $ 1,377   $ 1,328   $ 1,727   $ 1,571   $ 1,444
 Western Group............     320      281      355      299      368      311     1,043       891     1,172       984     1,003
 Corporate and other(a)...      46        5        6      (46)      (2)     (13)       50       (54)      (68)        8      (149)
 National Group...........     (14)     (23)     (15)      --       --       14       (29)       (9)      (26)       99       283
 Spin-offs................      --       --       --       20       --       63        --        83        83       206       270
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
                            $  736   $  655   $  799   $  706   $  906   $  878   $ 2,441   $ 2,239   $ 2,888   $ 2,868   $ 2,851
                            ======   ======   ======   ======   ======   ======   =======   =======   =======   =======   =======
Depreciation and
 amortization:
 Eastern Group............  $  111   $  113   $  117   $  113   $  114   $  112   $   342   $   338   $   457   $   448   $   436
 Western Group............     103      108      111      111      110      107       324       326       435       404       400
 Corporate and other(a)...      40       28       24       24       24       25        88        77        98        89        87
 National Group...........       3       13       13       18        8       17        24        48        57       168       185
 Spin-offs................      --       --       --       12       --       35        --        47        47       138       130
                            ------   ------   ------   ------   ------   ------   -------   -------   -------   -------   -------
                            $  257   $  262   $  265   $  278   $  256   $  296   $   778   $   836   $ 1,094   $ 1,247   $ 1,238
                            ======   ======   ======   ======   ======   ======   =======   =======   =======   =======   =======

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

                                                                                     DECEMBER 31,
                                                              SEPTEMBER 30,   ---------------------------
                                                                  2000         1999      1998      1997
                                                              -------------   -------   -------   -------
Assets:
 Eastern Group..............................................     $ 6,571      $ 6,722   $ 6,723   $ 6,660
 Western Group..............................................       6,442        6,591     6,811     6,448
 Corporate and other(a).....................................       4,278        3,143     2,884     4,445
 National Group.............................................         216          429     1,285     2,640
 Spin-offs..................................................          --           --     1,726     1,809
                                                                 -------      -------   -------   -------
                                                                 $17,507      $16,885   $19,429   $22,002
                                                                 =======      =======   =======   =======

---------------

(a) Includes the Company's eight consolidating hospitals located in England and Switzerland.

NOTE 13 -- RECENT PRONOUNCEMENTS

     During June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 to years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Due to the Company's minimal use of derivatives, management does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

NOTE 14 -- SUBSEQUENT EVENT

     In October 2000, HCA issued approximately $217 million of 8.75% notes due November 1, 2010. Proceeds from the notes were used to repay the outstanding balance under the English Term Loan and for general corporate purposes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative," "should," "intends" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown governmental investigations and litigation involving the Company's business practices, (ii) the ability to negotiate and execute definitive settlement agreements relating to DRG coding, outpatient laboratory billing, home health issues and other matters, (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare program that may limit reimbursements to health care providers and insurers, (vi) changes in Federal, state or local regulation affecting the health care industry, (vii) the possible enactment of Federal or state health care reform, (viii) the ability to attract and retain qualified management and personnel, including affiliated physicians, (ix) liabilities and other claims asserted against the Company, (x) fluctuations in the market value of the Company's common stock, (xi) ability to complete the share repurchase program and to settle related forward purchase contracts, (xii) changes in accounting practices, (xiii) changes in general economic conditions, (xiv) future divestitures which may result in additional charges, (xv) the ability to enter, renegotiate and renew managed care provider arrangements on acceptable terms, (xvi) the availability and terms of capital to fund the expansion of the Company's business, (xvii) changes in business strategy or development plans, (xviii) slowness of reimbursement, (xix) the ability to implement the Company's shared services and e-health initiatives, (xx) the outcome of pending and any future tax audits and litigation associated with the Company's tax positions,
(xxi) the outcome of the Company's continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company's anticipated corporate integrity agreement with the government, (xxii) the ability to increase patient volumes and control the costs of providing services, (xxiii) future divestitures which may result in additional charges, and (xxiv) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company and its affiliates announced in May 2000 that an understanding had been reached with attorneys of the DOJ to recommend an agreement to settle, subject to certain conditions, civil claims actions against the Company relating to DRG coding, outpatient laboratory billing, and home health issues. Civil issues that remain to be resolved are cost reports and physician relations issues.

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

     The date for completion of criminal settlements has been automatically extended from September 30, 2000 to December 31, 2000. In the event the criminal settlement condition is not satisfied by December 31, 2000, the settlement agreement shall expire unless the Company elects to waive the criminal condition. Notwithstanding the fixed date of expiration, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

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

     The Company and the Office of Inspector General of the Department of Health and Human Services have reached an understanding on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance and covers DRG coding, outpatient laboratory billing and the two civil issues still to be resolved -- physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program with respect to the issues settled.

     The Company remains the subject of a formal order of investigation by the SEC. The Company understands that the SEC investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

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

BUSINESS STRATEGY

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost effective manner and consistent with the Company's ethics and compliance program and governmental regulations. HCA also seeks to enhance financial performance by increasing utilization and improving operating efficiencies of the Company's facilities. To achieve these objectives, HCA pursues the following strategies:

     - Reinforce HCA's "patients first" philosophy and the Company's commitment to ethics and compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life above all else. The values highlighted by the Company's corporate culture -- compassion, honesty, integrity, fairness, loyalty, respect and kindness -- are the cornerstone of HCA. To reinforce the Company's dedication to these values and to ensure integrity in all that HCA does, the Company has developed and implemented a comprehensive ethics and compliance program that articulates a

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
       high set of values and behavioral standards. HCA believes that this program has reinforced the Company's dedication to excellent patient care.

     - Focus on strong assets in select, core communities: HCA focuses on communities where the Company is or can be the number one or number two health care provider. To achieve this goal, management initiated a comprehensive restructuring process that has transformed HCA into a smaller, more focused company. This restructuring allows HCA to focus its efforts on core communities, which are typically located in urban areas characterized by highly integrated health care facility networks. This restructuring included the divestiture of home health operations and the Value Health business units, the spin-offs of LifePoint and Triad to HCA's stockholders, and the sales of various other hospitals and surgery centers outside of HCA's strategic locations. HCA intends to continue to optimize core assets through selected divestitures, acquisitions and capital expenditures.

     - Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of the Company's facilities as part of a network with other health care facilities that HCA's affiliates own or operate within a common region. Being a comprehensive provider of quality health care services in selected communities should enable the Company to attract and serve patients and physicians.

     - Grow through increased patient volume, expansion of specialty and outpatient services and selective acquisitions: HCA intends to identify opportunities in areas where demand for comprehensive health services is not adequately met. Expansion of specialty services should strengthen the Company's health care delivery networks and attract new patients. To support this expansion, HCA plans to actively recruit additional specialists. Recognizing that within the health care industry, the shift from inpatient to outpatient care is likely to continue, HCA intends to enhance the access to and the capabilities of the Company's outpatient services by devoting additional capital resources to outpatient facilities.

     - Improve operating efficiencies through enhanced cost management, shared services and resource utilization: HCA has initiated several measures to improve the financial performance of the Company's facilities. To address labor costs, HCA implemented in many communities a flexible staffing model. To curtail supply cost, HCA formed a new group purchasing organization that allows the Company to achieve better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the Company should continue to benefit from economies of scale, including supply chain efficiencies and volume discount cost savings. Also, the Company expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

     - Recruit and develop strong relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities the Company serves. HCA believes that recruiting and retaining motivated physicians is essential to being a premier provider of health care services.

     - Streamline and decentralize management consistent with our local focus: HCA's strategy to streamline and decentralize the Company's management structure affords management of the Company's facilities greater flexibility to make decisions that are specific to the respective local communities. This, in turn, leads to a smoother, less hierarchical operating structure and creates a more nimble, responsive organization.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)
     - Effectively allocate capital in order to maximize return: Management carefully evaluates investment opportunities and invests in projects that add to the primary objective of providing comprehensive, high-quality health care services in the most cost-effective manner. HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of the Company's hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement the Company's strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues are affected by pressure on payment rates by government, managed care providers and others. Under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced by significant changes that were phased in through October 1, 1998, and will continue to be reduced as certain changes continue to be phased in during 2000 and 2001. BBA-97 contains a requirement that the Health Care Financing Administration adopt a prospective payment system ("PPS") for outpatient hospital services which was implemented during August 2000. The outpatient PPS has not, at this point, had a measurable effect on the Company's financial results. The Company and the health care industry continue to experience a shift in business from Medicare and indemnity insurance to managed care. HCA generally receives lower payments per patient under managed care plans thereby reducing revenues, earnings and cash flows. Payer pressure to utilize outpatient and alternative health care delivery services also presents a challenge to the Company and the health care industry in general. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 2000 and 1999 are set forth below.

                                                                 QUARTER         NINE MONTHS
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Medicare....................................................   35.3%    35.7%    36.9%    37.7%
Medicaid....................................................   11.1     11.2     10.9     10.9
Managed care and other discounted...........................   42.8     42.8     42.4     40.8
Other.......................................................   10.8     10.3      9.8     10.6
                                                              -----    -----    -----    -----
                                                              100.0%   100.0%   100.0%   100.0%
                                                              =====    =====    =====    =====

     Payment pressure by payers for patients to utilize outpatient or alternative delivery services and increasing percentages of patient volume being related to patients participating in managed care plans are expected to present ongoing challenges. The challenges presented by these trends are enhanced by HCA's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Operating Results Summary

     The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                            QUARTER
                                                              ------------------------------------
                                                                    2000                1999
                                                              ----------------    ----------------
                                                              AMOUNT     RATIO    AMOUNT     RATIO
                                                              -------    -----    -------    -----
Revenues....................................................  $ 4,093    100.0    $ 3,899    100.0

Salaries and benefits.......................................    1,650     40.3      1,569     40.2
Supplies....................................................      646     15.8        618     15.9
Other operating expenses....................................      756     18.5        747     19.1
Provision for doubtful accounts.............................      333      8.1        318      8.2
Depreciation and amortization...............................      257      6.3        262      6.8
Interest expense............................................      147      3.6        122      3.1
Equity in earnings of affiliates............................      (28)    (0.7)        (8)    (0.2)
Gains on sales of facilities................................      (20)    (0.5)        --       --
Impairment of long-lived assets.............................       17      0.4         --       --
Restructuring of operations and investigation related
  costs.....................................................       16      0.4         24      0.6
                                                              -------    -----    -------    -----
                                                                3,774     92.2      3,652     93.7
                                                              -------    -----    -------    -----
Income before minority interests and income taxes...........      319      7.8        247      6.3
Minority interests in earnings of consolidated entities.....       26      0.6         13      0.3
                                                              -------    -----    -------    -----
Income before income taxes..................................      293      7.2        234      6.0
Provision for income taxes..................................      119      2.9         96      2.5
                                                              -------    -----    -------    -----
Net income..................................................  $   174      4.3    $   138      3.5
                                                              =======    =====    =======    =====

Basic earnings per share....................................  $   .31             $   .25
Diluted earnings per share..................................  $   .31             $   .24

% changes from prior year:
  Revenues..................................................      5.0%              (14.8)%
  Income before income taxes................................     25.1               (40.4)
  Net income................................................     26.3               (15.2)
  Basic earnings per share..................................     24.0                  --
  Diluted earnings per share................................     29.2                (4.0)
  Admissions(a).............................................      2.9               (19.4)
  Equivalent admissions(b)..................................      1.9               (20.9)
  Revenue per equivalent admission..........................      3.0                 7.6
Same facility % changes from prior year(c):
  Revenues..................................................      6.9                 5.8
  Admissions(a).............................................      4.3                 2.0
  Equivalent admissions(b)..................................      3.4                 1.9
  Revenue per equivalent admission..........................      3.4                 3.8

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary (continued)

                                                                          NINE MONTHS
                                                              ------------------------------------
                                                                    2000                1999
                                                              ----------------    ----------------
                                                              AMOUNT     RATIO    AMOUNT     RATIO
                                                              -------    -----    -------    -----
Revenues....................................................  $12,497    100.0    $12,715    100.0

Salaries and benefits.......................................    4,956     39.7      5,083     40.0
Supplies....................................................    1,971     15.8      1,994     15.7
Other operating expenses....................................    2,288     18.2      2,487     19.5
Provision for doubtful accounts.............................      934      7.5        985      7.8
Depreciation and amortization...............................      778      6.2        836      6.4
Interest expense............................................      402      3.2        351      2.8
Equity in earnings of affiliates............................      (93)    (0.7)       (73)    (0.6)
Settlement with federal government..........................      745      6.0         --       --
Gains on sales of facilities................................      (38)    (0.3)      (257)    (2.0)
Impairment of long-lived assets.............................       17      0.1        160      1.3
Restructuring of operations and investigation related
  costs.....................................................       41      0.3         84      0.7
                                                              -------    -----    -------    -----
                                                               12,001     96.0     11,650     91.6
                                                              -------    -----    -------    -----
Income before minority interests and income taxes...........      496      4.0      1,065      8.4
Minority interests in earnings of consolidated entities.....       81      0.7         41      0.3
                                                              -------    -----    -------    -----
Income before income taxes..................................      415      3.3      1,024      8.1
Provision for income taxes..................................      217      1.7        458      3.6
                                                              -------    -----    -------    -----
Net income..................................................  $   198      1.6    $   566      4.5
                                                              =======    =====    =======    =====
Basic earnings per share....................................  $   .36             $   .95
Diluted earnings per share..................................  $   .35             $   .95

% changes from prior year:
  Revenues..................................................     (1.7)%             (10.8)%
  Income before income taxes................................    (59.4)               (3.9)
  Net income................................................    (65.0)               (2.0)
  Basic earnings per share..................................    (62.1)               10.5
  Diluted earnings per share................................    (63.2)               10.5
  Admissions(a).............................................     (5.9)              (13.8)
  Equivalent admissions(b)..................................     (6.6)              (15.4)
  Revenue per equivalent admission..........................      5.3                 5.3
Same facility % changes from prior year(c):
  Revenues..................................................      6.2                 4.3
  Admissions(a).............................................      3.2                 2.2
  Equivalent admissions(b)..................................      3.0                 2.1
  Revenue per equivalent admission..........................      3.1                 2.2

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)
  Quarters Ended September 30, 2000 and 1999

     Income before income taxes increased 25.1% from income of $234 million in 1999 to $293 million in 2000 and pretax margins increased to 7.2% in 2000 from 6.0% in 1999. The increase in pretax income was primarily attributable to an increase in revenue per equivalent admission and improvement in certain operating expenses as a percentage of revenue.

     Revenues increased 5.0% to $4.1 billion in 2000 compared to $3.9 billion in 1999. Inpatient admissions increased 2.9% from 1999 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 1.9%. On a same facility basis, revenues increased 6.9%, admissions increased 4.3% and equivalent admissions increased 3.4% from 1999. Revenue per equivalent admission increased 3.0% from 1999 and on a same facility basis increased 3.4%. The increase in revenue per equivalent admission was primarily the result of renegotiating and renewing certain managed care contracts on more favorable terms to the Company.

     Salaries and benefits, as a percentage of revenues, increased slightly to 40.3% in 2000 from 40.2% in 1999 due to an increase in the wage rate per man hour of approximately 6% for the 2000 quarter compared to 1999.

     Supply costs decreased slightly as a percentage of revenues to 15.8% in 2000 from 15.9% in 1999; however, the Company continues to experience cost pressures in this area due to increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 18.5% in the third quarter of 2000 from 19.1% in 1999 due to small decreases in several of these areas as a percentage of revenues.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.1% in 2000 from 8.2% in 1999, however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Equity in earnings of affiliates increased as a percentage of revenues to 0.7% in 2000 from 0.2% in 1999 due to improved operations during 2000 at certain of HCA's joint ventures accounted for using the equity method of accounting and an impairment charge related to one of our equity investment entities in the third quarter of 1999 (resulting in an $11 million expense).

     Depreciation and amortization decreased as a percentage of revenues to 6.3% in 2000 from 6.8% in 1999, primarily due to depreciation levels remaining relatively flat while revenues increased.

     Interest expense increased to $147 million in 2000 compared to $122 million in 1999 primarily as a result of an increase in the general level of interest rates during 2000 compared to 1999 and the additional interest expense of approximately $12 million recognized during the third quarter of 2000 related to the proposed settlement with the federal government. The average rates for the Company's bank borrowings increased from 6.65% during the quarter ended September 30, 1999 to 8.09% during the quarter ended September 30, 2000.

     During 2000 and 1999, respectively, the Company incurred $16 million and $24 million of restructuring of operations and investigation related costs. The $16 million of costs incurred during the 2000 quarter were professional fees (legal and accounting) related to the governmental investigations. In 1999, restructuring of operations and investigation related costs included $20 million of professional fees (legal and accounting)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended September 30, 2000 and 1999 (continued) related to the governmental investigations and $4 million of other costs. See
Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Condensed Consolidated Financial Statements.

     During the third quarter of 2000, the Company recognized a pretax gain of $20 million ($9 million after-tax) on the sales of two hospitals. Proceeds from the sales were used to repay bank borrowings. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     During the third quarter of 2000, the Company identified and initiated plans to sell during 2000 and 2001, one consolidating and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $17 million. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     Minority interests increased slightly as a percentage of revenues to 0.6% in 2000 from 0.3% in 1999 due to improved operations at certain joint ventures.

     The effective income tax rate was 40.6% in 2000 and 41.2% in 1999 due to nondeductible intangible assets related to gains on sales of facilities and impairments of long-lived assets. If the effect of the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

  Nine Months Ended September 30, 2000 and 1999

     Income before income taxes decreased 59.4% to $415 million in 2000 from $1.0 billion in 1999 and pretax margins decreased to 3.3% in 2000 from 8.1% in 1999. The decrease in pretax income was primarily attributable to the accrual of $745 million for an estimated settlement with the federal government in the second quarter of 2000. Excluding the settlement charge, income before income taxes increased 13.3% to $1.2 billion in 2000.

     Revenues decreased 1.7% to $12.5 billion in 2000 compared to $12.7 billion in 1999. Inpatient admissions decreased 5.9% from 1999 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 6.6%. Revenues, admissions and equivalent admissions declined primarily as a result of the Company's restructuring of operations. During 1999, the Company completed the spin-offs of LifePoint and Triad and the sales of 24 hospital facilities. On a same facility basis, revenues increased 6.2%, admissions increased 3.2% and equivalent admissions increased 3.0% from 1999. Revenue per equivalent admission increased 5.3% from 1999 to 2000 and on a same facility basis increased 3.1%. The increase in revenue per equivalent admission on a same facility basis was primarily the result of renegotiating and renewing certain managed care contracts on more favorable terms to the Company. The increase in revenue per equivalent admission on a consolidated basis was the result of the combination of the same facility improvement and the benefit from the restructuring of operations transactions.

     Salaries and benefits, as a percentage of revenues, decreased to 39.7% in 2000 from 40.0% in 1999 due to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. Salaries and benefits as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 42.4% for 1999, and salaries and benefits as a percentage of revenues for the facilities included in the Company's National Group were 46.6% for 1999.

     Supply costs increased as a percentage of revenues to 15.8% in 2000 from 15.7% in 1999 due to an increase in the cost of supplies per equivalent admission of 5.9% related to the increasing costs of new technology and pharmaceuticals.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Nine Months Ended September 30, 2000 and 1999 (continued)
     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 18.2% in 2000 from 19.5% in 1999 due primarily to the restructuring of operations discussed above and in Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements. The other operating expenses as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint were 22.4% for 1999, and the other operating expenses as a percentage of revenues for the facilities included in the Company's National Group were 27.5% for 1999. Another factor in the improvement in other operating expenses related to certain insurance subsidiary funds being reallocated among investment managers, resulting in the recognition of previously unrealized gains that decreased other operating expenses by approximately $27 million during the second quarter of 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.5% in 2000 from 7.8% in 1999, however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Equity in earnings of affiliates remained basically flat as a percentage of revenues at 0.7% in 2000 as compared to 0.6% in 1999.

     Depreciation and amortization decreased as a percentage of revenues to 6.2% in 2000 from 6.4% in 1999, primarily due to the restructuring of operations discussed above and the same facility depreciation rates remaining flat while same facility revenues increased. Depreciation and amortization as a percentage of revenues for the facilities included in the spin-offs of Triad and LifePoint was 7.0% in 1999.

     Interest expense increased to $402 million in 2000 compared to $351 million in 1999, primarily as a result of an increase in the general level of interest rates during 2000 compared to 1999 and the interest expense, beginning May 2000, of approximately $18 million related to the settlement with the federal government. The average rates for the Company's bank borrowings increased from 6.37% during the nine months ended September 30, 1999 to 7.76% during the nine months ended September 30, 2000.

     During 2000 and 1999, respectively, the Company incurred $41 million and $84 million of restructuring of operations and investigation related costs. In 2000, these costs included $36 million of professional fees (legal and accounting) related to the governmental investigations and $5 million of other costs. In 1999, restructuring of operations and investigation related costs included $62 million of professional fees (legal and accounting) related to the governmental investigations, $2 million of severance and $20 million of other costs. See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Condensed Consolidated Financial Statements.

     During 2000, the Company recognized a pretax gain of $38 million ($18 million after-tax) on the sales of three hospitals. During 1999, the Company recognized a pretax gain of $257 million ($151 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     During 2000, the Company identified and initiated plans to sell during 2000 or 2001, one consolidating and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $17 million. See
Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Nine Months Ended September 30, 2000 and 1999 (continued)
     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 15 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of approximately $160 million. See Note 3 -- Restructuring of Operations in the Notes to Condensed Consolidated Financial Statements.

     Minority interests increased as a percentage of revenues to 0.7% in 2000 from 0.3% in 1999 due to improved operations at certain joint ventures.

     The effective income tax rate was 52.3% in 2000 and 44.7% in 1999 due to a valuation allowance in 2000 and nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets during both periods. If the effect of the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

  Liquidity

     Cash provided by operating activities improved to $1.114 billion during the first nine months of 2000 compared to $806 million in 1999. The improvement was primarily due to an increase in net income, excluding gains on sales of facilities, impairment of long-lived assets and the settlement with federal government to $715 million in 2000 from $608 million in 1999. The Company made tax payments of $498 million during the first nine months of 2000 compared to $565 million in 1999.

     Cash used in investing activities was $983 million in 2000, compared to cash provided of $1.184 billion during 1999. The decrease was due primarily to: proceeds from the disposition of hospitals and other health care facilities of $660 million in 1999 compared with $295 million in 2000; cash flows from changes in investments were $557 million in 1999 (including repayment by a nonconsolidating joint venture of Company advances of approximately $330 million) compared with cash used of $78 million in 2000; and the $886 million in proceeds in 1999 related to the spin-offs. In 2000, the Company used $338 million to acquire hospitals and health care entities, and there were no acquisitions in 1999.

     Cash flows used in financing activities totaled $141 million in the first nine months of 2000 compared to $2.163 billion in 1999. The primary financing cash flow activities were the net repurchases of the Company's common stock (approximately $400 million and $1.9 billion during 2000 and 1999, respectively) and the receipt of net proceeds from debt issuances of $326 million in 2000 compared to net debt payments of $243 million in 1999.

     At September 30, 2000, HCA had a working capital deficit of $353 million compared to working capital of $265 million at December 31, 1999. The decrease is due to the accrual of $745 million related to the understanding to settle certain government civil claims. See Note 2 -- Investigations and Understanding to Settle Certain Government Civil Claims in the Notes to Condensed Consolidated Financial Statements. At September 30, 2000, management believes that cash flows from operations, amounts available under the Company's revolving credit facility (the "Credit Facility") and HCA's expected access to debt markets are sufficient to meet expected liquidity needs during the next twelve months.

     Investments of HCA's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at both September 30, 2000 and December 31, 1999.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $400 million at

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
September 30, 2000. During 2000, two of the Company's joint venture partners exercised their put options whereby HCA purchased the partner's interest in the joint venture for approximately $95 million. HCA cannot predict if, or when, other joint venture partners will exercise such options.

     During the first quarter of 1998, the Internal Revenue Service (the "IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS may propose to revoke the tax-exempt or public charity status of not-for profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. The Company is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. The tax ruling or any adverse determination by the IRS regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits, and/or influence the exercise of the put agreements by certain existing joint venture partners.

     In March 2000, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of additional common stock. Certain financial organizations purchased approximately 5.3 million shares of HCA's common stock for approximately $119 million during the first quarter of 2000; approximately
11.3 million shares for approximately $322 million during the second quarter of 2000 and approximately 2.8 million shares for approximately $93 million during the third quarter of 2000, utilizing forward purchase contracts. In accordance with the terms of the contracts, these shares remain outstanding until settled by HCA. As part of this stock repurchase program, HCA sold 5.7 million put options during the third quarter of 2000, each of which entitles the holder to sell stock to HCA at a specified price on a specified date. These put options expire on various dates through February 27, 2001 and have exercise prices ranging from $33.32 to $35.15 per share with an average exercise price of $34.46 per share. The outstanding put options permit a net share settlement at the Company's election and do not result in a put option liability on the balance sheet. HCA expects to repurchase, from time to time, the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of additional put options.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During the first quarter of 2000, HCA settled forward purchase contracts associated with its November 1999 authorization for approximately 8.5 million shares at a cost of $250 million; during the second quarter of 2000, settled forward purchase contracts for approximately 1.8 million shares at a cost of approximately $53 million and during the third quarter of 2000, settled forward purchase contracts associated with the same authorization for approximately 6.6 million shares at a cost of approximately $200 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. In accordance with the terms of the forward purchase contracts, approximately 17.5 million shares at a cost of approximately $495 million remain outstanding until the forward purchase contracts are settled by the Company.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity (continued)
     The resolution of the government investigations and the various lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on the Company's results of operations, financial position and liquidity.

  Capital Resources

     Excluding acquisitions, capital expenditures were $860 million during the first nine months of 2000 compared to $936 million for the same period in 1999. Planned capital expenditures in 2000 are expected to approximate $1.2 billion. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     Acquisitions of hospitals and health care entities totaled $338 million during 2000 compared with none during the first nine months of 1999.

     HCA expects to finance all capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under the Company's Credit Facility (approximately $1.087 billion as of October 31,
2000) and anticipated availability in public and private debt markets. At September 30, 2000, there were construction projects that have been approved by management which have an estimated additional cost to complete and equip over the next three years of approximately $1.7 billion.

     In March 2000, HCA entered into the 2000 Term Loan. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility. At September 30, 2000, $500 million remains outstanding under the 2000 Term Loan.

     During the second quarter of 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The term loan was used to purchase the ownership interest of the Company's 50/50 joint venture partner in England and to refinance existing indebtedness. The English Term Loan matures in May 2001.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Company's revolving credit facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts related to the Company's common stock.

     In September 2000, HCA issued $500 million of floating rate notes due September 19, 2002. Proceeds from the notes were used to reduce the outstanding balance under the 2000 Term Loan.

     In October 2000, HCA issued approximately $217 million of 8.75% notes due November 1, 2010. Proceeds from the notes were used to repay the outstanding balance under the English Term Loan and for general corporate purposes.

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

RESULTS OF OPERATIONS (CONTINUED)
  Market Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. HCA currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA's wholly-owned insurance subsidiary or to alter the interest rate characteristics of the Company's debt instruments.

     The Company's investments in debt and equity securities were $1.2 billion and $518 million, respectively, at September 30, 2000. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $2.02 billion of long-term debt at September 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $4.84 billion at September 30, 2000 is subject to fixed rates of interest. The Company's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. The Company's variable rate debt is comprised of the Company's Credit Facility of which interest is payable generally at LIBOR plus 0.45% to 1.5% (depending on the Company's credit ratings), and bank term loans of which interest is payable generally at LIBOR plus 0.75% to 2.5%. Due to increases in LIBOR, the average rate for the Company's Credit Facility increased from 6.19% for the quarter ended September 30, 1999 to 7.51% for the quarter ended September 30, 2000, and the average rate for the Company's term loans increased from 6.78% for the quarter ended September 30, 1999 to 8.19% for the quarter ended September 30, 2000. The estimated fair value of the Company's total long-term debt was $6.6 billion at September 30, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $20.4 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, the Company generally targets a portion of its debt portfolio at a fixed rate, either by borrowing on a fixed or floating rate basis or entering into interest rate swap transactions. The Company has not, during 2000 or 1999, participated in any interest rate swap agreements.

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

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $196 million as of September 30, 2000. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. (See Note 6 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes).

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               2000       1999
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      192         273
  June 30...................................................      195         204
  September 30..............................................      189         202
  December 31...............................................                  195
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       80          95
  June 30...................................................       80          81
  September 30..............................................       76          81
  December 31...............................................                   80
Licensed hospital beds at(a):
  March 31..................................................   42,006      51,797
  June 30...................................................   42,240      43,969
  September 30..............................................   41,298      43,461
  December 31...............................................               42,484
Weighted average licensed beds(b):
  Quarter:
    First...................................................   42,184      52,451
    Second..................................................   41,923      46,490
    Third...................................................   41,409      43,511
    Fourth..................................................               42,850
  Year......................................................               46,291
Average daily census(c):
  Quarter:
    First...................................................   22,697      26,546
    Second..................................................   20,526      21,467
    Third...................................................   20,028      19,704
    Fourth..................................................               20,385
  Year......................................................               22,002
Admissions(d):
  Quarter:
    First...................................................  408,100     477,400
    Second..................................................  380,600     395,800
    Third...................................................  381,200     370,500
    Fourth..................................................              381,700
  Year......................................................            1,625,400
Equivalent admissions(e):
  Quarter:
    First...................................................  595,900     703,300
    Second..................................................  570,600     596,900
    Third...................................................  568,500     557,900
    Fourth..................................................              567,000
  Year......................................................            2,425,100
Average length of stay (days)(f):
  Quarter:
    First...................................................      5.1         5.0
    Second..................................................      4.9         4.9
    Third...................................................      4.8         4.9
    Fourth..................................................                  4.9
  Year......................................................                  4.9

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               2000       1999
                                                              -------   ---------
NON-CONSOLIDATING(G)
Number of hospitals in operation at:
  March 31..................................................       13          24
  June 30...................................................        9          16
  September 30..............................................        9          12
  December 31...............................................                   12
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        3           5
  June 30...................................................        3           4
  September 30..............................................        3           3
  December 31...............................................                    3
Licensed hospital beds at:
  March 31..................................................    3,251       6,015
  June 30...................................................    2,697       3,868
  September 30..............................................    2,697       3,153
  December 31...............................................                3,179

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

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

     The Company and its affiliates announced in May 2000 that an understanding had been reached with attorneys of the DOJ to recommend an agreement to settle, subject to certain conditions, civil claims actions against the Company relating to DRG coding, outpatient laboratory billing, and home health issues. Civil issues that remain to be resolved are cost reports and physician relations issues.

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

     The date for completion of criminal settlements has been automatically extended from September 30, 2000 to December 31, 2000. In the event the criminal settlement condition is not satisfied by December 31, 2000, the settlement agreement shall expire unless the Company elects to waive the criminal condition. Notwithstanding the fixed date of expiration, the parties expect to complete the settlement even after the expiration date so long as the criminal settlement condition is satisfied.

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

     The Company also reached an understanding with the Office of Inspector General of the Department of Health and Human Services on the principal terms of a corporate integrity agreement. The corporate integrity agreement is intended to assure the government of the Company's overall Medicare compliance including DRG coding, outpatient laboratory billing and the two civil issues still to be resolved -- physician relations and cost reports. Execution of the corporate integrity agreement is expected to result in waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program with respect to the issues settled.

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

     On October 5, 1998, the matter of United States of America ex rel. James F. Alderson v. Columbia/HCA Healthcare Corp., Healthtrust -- The Hospital Company and Quorum Health Group, et al., Case No. 97-2035-CIV-T-23E, in the Middle District of Florida, Tampa Division, was unsealed. The government intervened in this action on October 1, 1998. The Complaint was originally filed in Montana in 1993 but was later transferred to Florida. The Complaint alleges that defendants made false statements in annual Medicare cost reports over a period of ten years. The Complaint further alleges that defendants engaged in a scheme of filing improper reimbursement claims while keeping a "secret" set of books which were known as "reserve cost reports" and concealing these books from Medicare auditors. The government filed and served an Amended Complaint against Quorum Health Group. In October 2000, Quorum announced that it had reached an understanding to settle the matter. The government has not yet served an Amended Complaint on the HCA defendants.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an Order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. All parties have filed their briefs with the Sixth Circuit Court of Appeals.

     On July 28, 2000, the District Court entered an Order granting the defendants' motions to dismiss in Morse. The District Court's order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a Motion to Alter or Amend Judgment and for Leave to File an Amended Complaint and requested oral argument on their motion. The plaintiffs' motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal.

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

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influence and Corrupt Organizations Act ("RICO") based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, above.)

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit Medical Center. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and the Supreme Court remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. On October 3, 2000, the Tennessee Supreme Court heard oral argument in this case.

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

     The matter of Ultimate Home Healthcare, Inc., on behalf of itself and all other entities similarly situated in the states of Tennessee, Texas, Florida and Georgia v. Columbia/HCA Healthcare Corporation, Columbia Homecare Group, Olsten Corporation, and Olsten Health Management a/k/a Hospital Contract Management Services was filed in the United States District Court for the Middle District of Tennessee on June 14, 2000, as Civil Case No. 3-00-0560. The case is filed as a purported class action on behalf of home health care companies and agencies that conducted business in Tennessee, Texas, Florida and Georgia during the years 1994 through 1996. On July 21, 2000 an amended complaint was filed. The amended complaint alleges violations of civil RICO, antitrust and consumer protection laws, and other business torts arising out of transactions and operations in which the Company's affiliates purchased home health care agencies, or assets of agencies, from Olsten Corporation affiliates. The complaint seeks compensatory and punitive damages in an unstated amount plus costs and attorneys' fees. The suit is in its early stages and no response by the Company has been filed.

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

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third-party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim and third-party complaint have filed answers to the counterclaim and third-party complaint. Discovery has been conducted and several dispositive motions are pending with the court. A related pending lawsuit, Nevada Communications Corporation, a Delaware Corporation v. Columbia/HCA Healthcare Corporation, a Delaware Corporation, which was filed in the 12th Judicial Circuit Court for Manatee County, Florida (Civil Action No. CA 98-3039) involves similar issues and alleges breach of a telecommunications contract. The Company has filed a counterclaim containing allegations similar to the counterclaim in the Florida Software lawsuit. A trial on the Nevada Communications matter is set for April 2001.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity includes a reference to HCA's share repurchase programs. As part of these programs, during the quarter ended September 30, 2000, HCA sold 5.7 million put options, each of which entitles the holder to sell stock to the Company at a specified price on a specified date. These put options expire on various dates through February 27, 2001 and have exercise prices ranging from $33.32 to $35.15 per share with an average exercise price of $34.46 a share.

     All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated, and each purchaser of options was an accredited investor and qualified institutional buyer. No public offering or public solicitation was made by HCA in the placement of these securities.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 3.1 -- Second Amended and Restated Bylaws of the Company (filed as
     Exhibit 3 to the Company's Form 8-A/A, Amendment No. 1, dated October 19, 2000, and incorporated herein by reference).

     Exhibit 4.1 -- Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4 to the Company's
     Form 8-A/A, Amendment No. 1 dated October 19, 2000, and incorporated herein by reference).

     Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 -- Financial Data Schedule.*

     *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval system.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

     On August 24, 2000, the Company filed a report on Form 8-K which announced the issuance of $750 million of 8.75% Notes due 2010.

     On September 21, 2000, the Company filed a report on Form 8-K which announced the issuance of $500 million of Floating Rate Senior Notes due September 19, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCA -- THE HEALTHCARE COMPANY

                                                 /s/ R. MILTON JOHNSON
                                          --------------------------------------
                                                    R. Milton Johnson
                                           Senior Vice President and Controller

Date: November 8, 2000