Form 10-K
period 2000-12-31
HCA-THE HEALTHCARE CO
filed 2001-03-30
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11239
                             ---------------------

                          HCA - THE HEALTHCARE COMPANY
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [  ]

     As of February 28, 2001, there were outstanding 522,461,600 shares of the Registrant's Voting Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of February 28, 2001 the aggregate market value of the Common Stock held by non-affiliates was approximately $19.5 billion. For purposes of the foregoing calculation only, the Registrant's directors and executive officers, the HCA 401(k) Plan, the EPIC Profit Sharing Plan and the Healthtrust 401(k) Retirement Program have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
                                      PART I
Item 1.    Business....................................................       3
Item 2.    Properties..................................................      21
Item 3.    Legal Proceedings...........................................      21
Item 4.    Submission of Matters to a Vote of Security Holders.........      34

                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      35
Item 6.    Selected Financial Data.....................................      36
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      38
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      52
Item 8.    Financial Statements and Supplementary Data.................      52
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      52

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........      53
Item 11.   Executive Compensation......................................      53
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      53
Item 13.   Certain Relationships and Related Transactions..............      53

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................      54

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     HCA - The Healthcare Company is one of the leading health care services companies in the United States. At December 31, 2000, the Company operated 196 hospitals, comprised of 179 general, acute care hospitals, 8 psychiatric hospitals, and 9 hospitals included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 78 freestanding surgery centers, 3 of which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "Company" and "HCA" as used herein refer to HCA - The Healthcare Company and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of HCA - The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners.

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner possible. HCA's general, acute care hospitals usually provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA's general, acute care hospitals and through HCA's freestanding outpatient surgery and diagnostic centers, and rehabilitation facilities. HCA's psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings. HCA also operates preferred provider organizations in 47 states and the District of Columbia.

     The Company, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number is (615) 344-9551.

     Prior to 1997, the Company grew substantially through a series of corporate mergers and acquisitions of individual facilities. In September 1993, the Company, then known as Columbia Healthcare Corporation, acquired Galen Health Care, Inc. ("Galen") in a merger accounted for as a pooling of interests. In February 1994, the Company acquired HCA-Hospital Corporation of America in a merger accounted for as a pooling of interests and changed its name to Columbia/HCA Healthcare Corporation. In September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase, and in April 1995, the Company acquired Healthtrust, Inc. - The Hospital Company ("Healthtrust") in a merger accounted for as a pooling of interests. During the 1993-1996 time period, the Company also completed numerous joint ventures and other acquisitions of health care assets.

     In July 1997, following the inception of a Federal investigation into its business practices, the Company made substantial changes to its executive management and initiated a plan to restructure its operations to create a smaller and more focused company. Since July 1997, the Company has reduced the number of hospitals it operates by more than 42%, or 144 hospitals, and the number of surgery centers by 48%, or 71 centers. In addition, the Company sold substantially all of its home health operations and various other non-core assets, including three of the four units acquired in the August 1997 acquisition of Value Health, Inc. ("Value Health"). Included in the reduction of hospitals and surgery centers were the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") creating two independent publicly traded companies, which together operated 57 hospitals at the time of the spin-offs in May 1999. In May 2000, Columbia/HCA Healthcare Corporation changed its name to HCA - The Healthcare Company. In December 2000, HCA completed the sale of 116 medical office buildings to MedCap Properties, LLC, in which HCA maintains a minority interest.

     The Company continues to be the subject of governmental investigations into and litigation relating to its business practices. In 2000, the Company agreed to settle all criminal and certain civil claims relating to these matters. The Company continues to work closely with the appropriate governmental authorities to resolve the remaining civil matters. The Company is also named in various other legal proceedings, which include qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims. The Company is defending these actions vigorously. See
Item 3 -- "Legal Proceedings."

BUSINESS STRATEGY

     HCA's business strategy is to be a comprehensive provider of quality health care services in the most cost-effective manner and consistent with the Company's ethics and compliance program, Corporate Integrity Agreement and governmental regulations. HCA also seeks to enhance financial performance by increasing utilization of, and improving operating efficiencies in, the Company's facilities. To achieve these objectives, HCA pursues the following strategies:

     - emphasize a "patients first" philosophy and a commitment to ethics and compliance;

     - focus on strong assets in select, core communities;

     - develop comprehensive local health care networks with a broad range of health care services;

     - grow through increased patient volume, expansion of specialty and outpatient services and selective acquisitions;

     - improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives;

     - recruit and develop and maintain relationships with physicians;

     - streamline and decentralize management, consistent with HCA's local focus; and

     - effectively allocate capital to maximize return on investments.

     HCA and the health care industry, in general, are facing many challenges, including the growing number of uninsured, the availability and rising cost of labor, reimbursement pressures from government and non-government payers and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to these challenges, HCA is implementing a shared services initiative. This initiative is a company-wide program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, HCA is implementing company-wide supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. The Company has also undertaken both company-wide and market-based initiatives to enhance recruitment and retention efforts.

HEALTH CARE FACILITIES

     HCA currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, radiation and oncology therapy centers, comprehensive outpatient rehabilitation and physical therapy centers and various other facilities.

     At December 31, 2000, HCA operated 179 general, acute care hospitals with 40,105 licensed beds and an additional 9 hospitals with 2,715 licensed beds that are operated through joint ventures which are accounted for using the equity method. Most of HCA's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

     Like most hospitals, HCA's hospitals do not engage in extensive medical research and education programs. However, some of HCA's hospitals are affiliated with medical schools and may participate in the clinical rotation of medical students and other education programs.

     At December 31, 2000, HCA operated 8 psychiatric hospitals with 904 licensed beds. HCA's psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

     Other outpatient health care facilities operated by HCA include ambulatory surgery centers, diagnostic centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of the Company's strategy to develop a comprehensive health care network in select communities.

     In addition to providing capital resources, HCA makes available a variety of management services to its health care facilities, including ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; personnel management and internal audit.

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

     HCA receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, HMOs, PPOs and private insurers, as well as directly from patients. The approximate percentages of patient revenues from continuing operations of the Company's facilities from such sources were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Medicare....................................................    28%       29%       30%
Medicaid....................................................     7%        7%        6%
Managed care................................................    40%       37%       32%
Other sources...............................................    25%       27%       32%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

     Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital benefits to qualifying individuals who are unable to afford care. Substantially all of HCA's hospitals are certified as health care services providers for persons covered under Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's established charges for the services provided.

     To attract additional volume, most of HCA's hospitals offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit HCA's ability to increase charges in response to increasing costs. See "Competition." Patients are generally not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers.

  Medicare

     Under the Medicare program, HCA receives reimbursement under a prospective payment system ("PPS") for inpatient and outpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits.

     Under inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, providers typically receive additional "outlier" payments. DRG payments do not consider a specific hospital's cost, but are adjusted for area wage differentials. The majority of inpatient capital costs for acute care facilities are reimbursed on a prospective payment system based on DRG weights multiplied by a geographically adjusted Federal rate.

     DRG rates are updated and DRG weights are recalibrated each Federal fiscal year and have been affected by several recent Federal enactments. The index used to adjust the DRG rates (the "market basket") gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In Federal fiscal year 2000, the DRG rate increase was 1.1%. The Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, the DRG update for discharges from October 1, 2000 through April 1, 2001 will be market basket minus 1.1% (or 2.3%), and for discharges from April 1, 2001 through September 30, 2001 will be market basket plus 1.1% (or 4.5%). BIPA provides for DRG rate updates in Federal fiscal years 2002 and 2003 of market basket minus 0.55%.

     Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal years 1999 and 2000, Medicare has projected that payments for cost outlier cases have exceeded the 5.1% and has increased the cost threshold for Federal fiscal years 2000 and 2001, which will reduce total payments for outlier cases.

     Traditionally, outpatient services provided at general, acute care hospitals typically were reimbursed by Medicare at the lower of customary charges, a blend of fee schedule amounts and costs that are subject to limits, or actual costs, subject to limits. On August 1, 2000, HCFA began reimbursing hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. All services paid under the new PPS for hospital outpatient services are classified into groups called ambulatory payment classifications ("APCs"). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC rates are based on the rates that would have been in effect January 1, 1999, updated by the rate of increase in the hospital market basket minus one percentage point, or 1.9%. Under BIPA, the update to the outpatient PPS rates for calendar year 2001 will be market basket, or 3.4%, to be achieved by an update of market basket plus 0.32% for services on or after April 1, 2001. The update scheduled for 2002 as provided for under BIPA will be market basket minus 1%. While the rules and implementation of outpatient PPS are complex, the Company does not anticipate a material financial impact as a result of the implementation of outpatient PPS. HCFA will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding ambulatory surgery centers are reimbursed on a fee schedule.

     Payments to PPS-exempt hospitals and units (e.g., inpatient psychiatric, rehabilitation and long-term hospital services) are currently based upon reasonable cost, subject to a cost per discharge target (the TEFRA limits). These limits are updated annually by a market basket index. The update to a hospital's target amount for its cost reporting period beginning in fiscal year 2000 was one of 0%, 0.4% or 2.9%. The update to a hospital's target amount for its cost reporting period beginning in fiscal year 2001 will be one of 0%, 0.9%, 3.15% or 3.4%, depending on the hospital's or unit's costs in relation to its rate-of-increase limit. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units. In addition, the cost per discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category.

     The Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") required HCFA to develop and implement budget-neutral PPS systems for both psychiatric and long-term hospitals for cost reporting periods beginning on or after October 1, 2002. As of December 31, 2000, the Company had 58 psychiatric units, eight psychiatric hospitals and one long-term care hospital.

     Historically, Medicare reimbursed skilled nursing facilities ("SNF") on the basis of actual costs, subject to certain limits. The Balanced Budget Act of 1997 ("BBA-97") required the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities will be paid a per diem rate for virtually all covered services. The new payment system is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. BBRA and BIPA made changes to the SNF payment rates, which should impact the BBA-97 provisions in a manner favorable to the Company. As of December 31, 2000, the Company had 82 skilled nursing units.

     BBA-97 mandates a prospective payment system for inpatient rehabilitation services for Medicare cost reporting periods beginning after September 30, 2000; however, implementation has been delayed. Implementation is not anticipated until later in 2001. Further, BIPA made changes to inpatient rehabilitation payment rates, which should impact the BBA-97 provisions in a manner favorable to the Company. As of December 31, 2000, the Company had 58 rehabilitation hospitals and hospital units.

  Medicaid

     Medicaid programs are funded jointly by the Federal government and the states and are administered by states under an approved plan. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. The Federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals. As permitted by law, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. The impact of these taxes upon the Company has not been materially adverse. However, the Company is unable to predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, is unable to assess the effect of such additional taxes on its results of operations or financial position.

  Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to the Company under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. While the annual audits of many of the Company's cost reports had been previously delayed, the audits have been resumed. The Company believes these audits have been, and are anticipated to be, more intensive as a result of the governmental investigations and litigation pertaining to the Company. Although the final outcomes of these audits and the nature and amounts of any adjustments are difficult to predict, HCA believes that adequate provisions have been made in its financial statements for adjustments that may result from these audits and that final resolution of the contested issues will not have a material adverse effect upon its results of operations or financial position.

     Reviews of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing governmental investigations and litigation relating to these issues. The Company remains unable to predict the outcome of these investigations and litigation; however, if the Company or any of its facilities were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the Company could be subject to substantial monetary fines, civil penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of the Company. See Item 3 -- "Legal Proceedings."

  Managed Care

     Pressures to control the costs of health care have resulted in increases in the percentage of admissions and revenues attributable to managed care payers. The percentage of HCA's admissions attributable to managed care payers increased from 41% for the year ended December 31, 1999 to 42% for the year ended December 31, 2000. The percentage of HCA's revenues attributable to managed care payers increased from 37% for the year ended December 31, 1999 to 40% for the year ended December 31, 2000. HCA expects that the trend toward increasing percentages of admissions and revenues related to managed care payers will continue in the future. HCA generally receives lower payments for similar services from managed care payers than from traditional commercial/indemnity insurers. Managed care contracts are typically negotiated for one to two year terms. While HCA has generally received average price increases of five to six percent from managed care payers during the previous two years, there can be no assurance that the Company will continue to receive increases in the future.

  Commercial Insurance

     HCA's hospitals provide services to individuals covered by traditional private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policyholders based upon the particular hospital's established charges and the particular coverage provided in the insurance policy.

     Commercial insurers are continuing efforts to limit the costs of hospital services by adopting discounted payment mechanisms, including prospective payment or DRG-based payment systems for more inpatient and outpatient services. To the extent that such efforts are successful, reduced levels of reimbursement may have a negative impact on the operating results of HCA's hospitals.

     Future health care legislation or other changes in the administration or interpretation of governmental health programs or reductions in the price increases or amounts received from managed care, commercial insurance or other payers could have a material adverse effect on the financial position and results of operations of the Company.

HOSPITAL UTILIZATION

     HCA believes that the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians providing patient care within the facility. Generally, HCA believes that the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

     The following table sets forth certain operating statistics for hospitals owned by HCA. Hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

                                                                 YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                 ---------   ---------   ---------   ---------   ---------
Number of hospitals at end of period(a)........        187         195         281         309         319
Number of licensed beds at end of period (b)...     41,009      42,484      53,693      60,643      61,931
Weighted average licensed beds(c)..............     41,659      46,291      59,104      61,096      62,708
Admissions(d)..................................  1,553,500   1,625,400   1,891,800   1,915,100   1,895,400
Equivalent admissions(e).......................  2,300,800   2,425,100   2,875,600   2,901,400   2,826,000
Average length of stay (days)(f)...............        4.9         4.9         5.0         5.0         5.1
Average daily census(g)........................     20,952      22,002      25,719      26,006      26,583
Occupancy rate (h).............................         50%         48%         44%         43%         42%

---------------

(a) Excludes 9 facilities in 2000, 12 facilities in 1999, 24 facilities in 1998, 27 facilities in 1997 and 22 facilities in 1996 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in HCA's hospitals.
(g) Represents the average number of patients in HCA's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

     Hospitals have experienced shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers, managed care programs and self-insured employers. These changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shorter lengths of stay for inpatient care.

COMPETITION

     Generally, other hospitals in the local communities served by most of HCA's hospitals provide services similar to those offered by HCA's hospitals. Additionally, in the past several years the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA's hospitals operate in an increasingly competitive environment. The rates charged by HCA's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than HCA's hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities which may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to HCA's hospitals. In addition, in certain localities served by HCA there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of HCA's hospitals. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, HCA's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

     HCA believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services, technology offered and prices charged. HCA's strategies are designed, and management believes that its hospitals are positioned, to be competitive.

     One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, the Company's hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. HCA believes that physicians refer patients to a hospital primarily on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, HCA strives to maintain quality facilities, equipment, employees and services for physicians and their patients.

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

     State certificate of need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. HCA has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the imposition, elimination or relaxation of such requirements. See "Regulation and Other Factors."

     HCA, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in HCA's operations in the future.

     The hospital industry and HCA's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, HCA intends to expand many of its facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment and offer new programs and services.

REGULATION AND OTHER FACTORS

  Licensure, Certification and Accreditation

     Health care facility construction and operation are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. HCA believes that its health care facilities are properly licensed under appropriate state laws. Substantially all of HCA's general, acute care hospitals are certified for participation in the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). Certain of HCA's psychiatric hospitals do not participate in these programs. If any facility were to lose its Joint Commission accreditation or otherwise loses its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that HCA's facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for HCA to make changes in its facilities, equipment, personnel and services.

  Certificates of Need

     In some states in which HCA operates hospitals, the construction of new facilities, the acquisition of existing facilities and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership. Further, violation may result in the imposition of civil or, in some cases, criminal sanctions, the denial of Medicare or Medicaid reimbursement or the revocation of a facility's license.

  State Rate Review

     Some states in which HCA operates hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected HCA's results of operations. HCA is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial position.

  Utilization Review

     Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), to assess the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services ("HHS") that a provider, which is in substantial noncompliance with the appropriate standards, be excluded from participating in the Medicare program. Most non-governmental managed care organizations also require utilization review.

  Federal Health Care Program Regulations

     Participation in any Federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital's participation in the Federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act.

     Among these provisions is a section of the Social Security Act known as the Anti-kickback Statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $50,000 for each violation or imprisonment, civil money penalties of up to $50,000 and damages of up to three times the total amount of the remuneration, and exclusion from participation in Federal health care programs, including Medicare and Medicaid.

     The Office of Inspector General at the Department of Health and Human Services ("OIG"), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued "Special Fraud Alerts" that do not have the force of law, but identify features of transactions that may indicate that the transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements as suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) "gainsharing," the practice of giving physicians a share of any reduction in a hospital's costs for patient care attributable in part to the physician's efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

     As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services. Certain of the Company's current arrangements, including joint ventures, do not qualify for safe harbor protection.

     The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities that enforce these laws will not determine that these financial arrangements violate the Anti-kickback Statute or other applicable laws. This determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs, any of which could have a material adverse effect on its business, financial condition or results of operations.

     The Social Security Act also includes a provision commonly known as the "Stark Law." This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition, including an exception for a physician's ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

     On January 4, 2001, HHS issued final regulations, subject to comment, intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The Company cannot predict the final form that these regulations will take or the effect that the final regulations will have on its operations.

     Many states in which HCA operates also have laws that prohibit payments to physicians for patient referrals similar to the Anti-kickback Statute and self-referral legislation similar to the Stark Law. The scope of these state laws is broad, since they often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties as well as loss of licensure.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. This Act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA also established a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPAA was followed by BBA-97, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program.

     The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, including cost reports, must be performed to avoid liability.

     The Company's operations could be adversely affected by the failure of its arrangements to comply with the Anti-kickback Statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict whether other legislation or regulations at the Federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     Medicare Regulations and Fraud and Abuse are areas included in the ongoing government investigation of the Company. See Item 3 -- "Legal Proceedings."

  The Federal False Claims Act and Similar State Laws

     A factor affecting the health care industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government's behalf under the False Claims Act's "qui tam" or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government. Qui tam actions are among the types of lawsuits faced by the Company. See Item 3 -- "Legal Proceedings."

     When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes "knowing" submission under the False Claims Act and, therefore, will qualify for liability. In some cases, whistleblowers or the Federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. A number of states in which the Company operates have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

  Administrative Simplification and Privacy Requirements

     The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. The Company cannot predict the impact that these regulations, when fully implemented, will have on its operations.

     The Administrative Simplification Provisions also require HHS to adopt standards to protect the security and privacy of health-related information. HHS proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed would require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, HHS released final regulations containing privacy standards in December 2000. These privacy regulations are scheduled to become effective April 2001 and compliance with these regulations is required by April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations, as proposed, and the privacy regulations could impose significant costs on HCA's facilities in order to comply with these standards. The Company cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on its operations.

     Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the Federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary and could impose additional penalties.

  EMTALA

     All of HCA's hospitals are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This Federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's emergency room and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. There are severe penalties under EMTALA if a hospital refuses to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient's family or a medical facility that suffers a financial loss as a direct result of another hospital's violation of the law can bring a civil suit against the hospital.

     The government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital's emergency room but present to a hospital-based clinic or are transported in a hospital-owned ambulance. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. Moreover, patients are increasingly including EMTALA violation allegations in malpractice lawsuits. Management believes HCA's hospitals operate in substantial compliance with EMTALA. However, there can be no assurance that the regulatory authorities empowered to investigate a Company hospital will not conclude that it has violated EMTALA, or that a patient or other party will not sue a hospital alleging a violation of EMTALA.

  Corporate Practice of Medicine/Fee Splitting

     Some of the states in which HCA operates have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although HCA exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that HCA is in substantial compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that HCA or certain transactions in which it is involved are in violation of such laws and (ii) such state laws will ultimately be interpreted by the courts in a manner consistent with the practices of HCA.

  Health Care Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. The Company is currently the subject of various Federal and state investigations and litigation. See Item 3 -- "Legal Proceedings."

     The Company's substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of its operations. The Company continues to monitor these and all other aspects of its business and has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. However, because the law in this area is complex and constantly evolving, the Company cannot give assurances that ongoing or future governmental investigations or litigation will not result in interpretations that are inconsistent with industry practices, including the Company's.

     It is possible that governmental entities could initiate investigations or litigation in the future at facilities operated by HCA and that such matters could result in significant penalties to the Company, as well as adverse publicity. It is also possible that HCA's executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation. The positions taken by authorities in any such matters relating to the Company, its executives or managers or other health care providers and the liabilities or penalties that may be imposed could have a material adverse effect on the Company's business, financial condition and results of operations.

  Health Care Reform

     Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in

Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private health care insurance. Most states, including the states in which the Company operates, have applied for and been granted Federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. The Company is unable to predict the future course of Federal, state or local health care legislation. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on HCA's business, financial condition or results of operations.

  Compliance Program and Corporate Integrity Agreement

     The Company maintains a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, the Company provides annual ethics and compliance training to its employees and encourages all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line.

     In December 2000, the Company entered into a Corporate Integrity Agreement ("CIA") with the OIG. The CIA is structured to assure the Federal government of the Company's overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient PPS billing and physician relations. The CIA resulted in a waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program for matters settled in the Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice. The CIA will be effective for eight years. See Item 3 -- "Legal Proceedings." Breach of the CIA could subject the Company to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position and results of operations.

  Conversion Legislation

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit HCA's ability to grow through acquisitions of not-for-profit hospitals.

  Revenue Ruling 98-15

     In March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS's proposed revocation of the not-for-profit entity's tax-exempt status. In the event that the not-for-profit entity's tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity's share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit.

     The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (that require HCA to purchase the partner's interest in the joint venture) by certain existing joint venture partners.

ENVIRONMENTAL MATTERS

     HCA is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that HCA will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, results of operations or financial position.

INSURANCE

     As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, HCA insures a substantial portion of its professional and general liability risks. The Company's health care facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. The Company also maintains professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

     The Company and its insurance subsidiary maintain allowances for professional liability risks which totalled $1.4 billion at December 31, 2000. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks. Any losses incurred in excess of the established allowances for loss will be reflected as a charge to HCA's earnings. Any losses incurred in excess of amounts funded and maintained with commercial excess liability insurance carriers will be funded from HCA's working capital. While HCA's cash flow has been adequate to provide for professional and general liability claims in the past, there can be no assurance that such amounts will continue to be adequate. If payments for professional and general liability claims exceed actuarily determined estimates, the results of operations and financial condition of HCA could be adversely affected.

EMPLOYEES AND MEDICAL STAFFS

     At December 31, 2000, HCA had approximately 164,000 employees, including approximately 11,000 part-time employees. The Company is subject to various state and Federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 11 hospitals are represented by various labor unions. HCA considers its employee relations to be satisfactory. While HCA's hospitals experience union organizational activity from time to time, HCA does not expect such efforts to materially affect its future operations. HCA's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets nurse and medical support personnel availability has become a significant operating issue to health care providers. This shortage may require the Company to enhance wages and benefits to recruit and retain nurses and other medical personnel or to hire more expensive temporary personnel. There can be no assurance as to future availability and cost of qualified medical personnel. References herein to "employees" refer to employees of affiliates of HCA.

     HCA's hospitals are staffed by licensed physicians who have been accepted to the medical staff of individual hospitals. With certain exceptions, physicians generally are not employees of HCA's hospitals. However, some physicians provide services in HCA's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of HCA's hospitals, but acceptance to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialling criteria. Members of the medical staffs of HCA's hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of HCA as of February 28, 2001, were as follows:

    NAME                                   AGE                      POSITION(S)
    ----                                   ---                      -----------
    Thomas F. Frist, Jr., M.D............  62   Chairman of the Board
    Jack O. Bovender, Jr.................  55   President, Chief Executive Officer and Director
    David G. Anderson....................  53   Senior Vice President  --  Finance and Treasurer
    Richard M. Bracken...................  48   President -- Western Group
    Victor L. Campbell...................  54   Senior Vice President
    Rosalyn S. Elton.....................  39   Senior Vice President -- Operations Finance
    James A. Fitzgerald, Jr..............  46   Senior Vice President -- Contracts and Operations
                                                Support
    V. Carl George.......................  57   Senior Vice President -- Development
    Jay Grinney..........................  49   President -- Eastern Group
    Samuel N. Hazen......................  40   Chief Financial Officer -- Western Group
    Frank M. Houser, M.D.................  60   Senior Vice President -- Quality and Medical
                                                Director
    R. Milton Johnson....................  44   Senior Vice President and Controller
    Patricia T. Lindler..................  53   Senior Vice President -- Government Programs
    A. Bruce Moore, Jr...................  41   Senior Vice President -- Operations Administration
    Philip R. Patton.....................  48   Senior Vice President -- Human Resources
    Gregory S. Roth......................  44   President -- Ambulatory Surgery Group
    William B. Rutherford................  37   Chief Financial Officer -- Eastern Group
    Joseph N. Steakley...................  46   Senior Vice President -- Internal Audit & Consulting
                                                Services
    Beverly B. Wallace...................  50   Senior Vice President -- Revenue Cycle Operations
                                                Management
    Robert A. Waterman...................  47   Senior Vice President and General Counsel
    Noel Brown Williams..................  46   Senior Vice President and Chief Information Officer
    Alan R. Yuspeh.......................  51   Senior Vice President -- Ethics, Compliance and
                                                Corporate Responsibility

     Thomas F. Frist, Jr., M.D. serves as Chairman of our Board of Directors and remains an executive officer of the Company after stepping down as Chief Executive Officer in January 2001. Dr. Frist served as our Chief Executive Officer and Chairman from July 1997 to January 2001. Previously, he served as Vice Chairman of the Board of the Company from April 1995 until July 1997. From February 1994 to April 1995, he was Chairman of the Board of the Company. Dr. Frist was Chairman of the Board, President and Chief Executive Officer of HCA-Hospital Corporation of America from 1988 to February 1994.

     Jack O. Bovender, Jr. was appointed our President and Chief Executive Officer on January 8, 2001. Mr. Bovender served as President and Chief Operating Officer of the Company from August 1997 to January 2001. Mr. Bovender was appointed as a Director of the Company in July 1999. From April 1994 to August 1997, he was retired after serving as Chief Operating Officer of HCA-Hospital Corporation of America from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA-Hospital Corporation of America.

     David G. Anderson has served as Senior Vice President -- Finance and Treasurer of the Company since July 1999. Mr. Anderson served as Vice
President -- Finance of the Company from September 1993 to July 1999 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Humana Inc.

     Richard M. Bracken has served as President -- Western Group of the Company since August 1997. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. From July 1993 to December 1994, he served as President of Nashville Healthcare Network, Inc. From

December 1981 to June 1993, he served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

     Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America's Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell is currently a director of the Federation of American Health Systems and serves on the operations committee of the American Hospital Association.

     Rosalyn S. Elton has served as Senior Vice President -- Operations Finance of the Company since July 1999. Ms. Elton served as Vice President -- Operations Finance of the Company from August 1993 to July 1999. From October 1990 to August 1993, Ms. Elton served as Vice President -- Financial Planning and Treasury for the Company.

     James A. Fitzgerald, Jr. has served as Senior Vice President -- Contracts and Operations Support of the Company since July 1999. Mr. Fitzgerald served as Vice President -- Contracts and Operations Support of the Company from 1994 to July 1999. From 1993 to 1994, he served as the Vice President of Operations Support for HCA-Hospital Corporation of America. From July 1981 to 1993, Mr. Fitzgerald served as Director of Internal Audit for HCA-Hospital Corporation of America.

     V. Carl George has served as Senior Vice President -- Development of the Company since July 1999. Mr. George served as Vice President -- Development of the Company from April 1995 to July 1999. From September 1987 to April 1995, Mr. George served as Director of Development for Healthtrust. Prior to working for Healthtrust, Mr. George served with HCA-Hospital Corporation of America in various positions.

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

     Frank M. Houser, M.D. has served as Senior Vice President -- Quality and Medical Director of the Company since November 1997. Dr. Houser served as President -- Physician Management Services of the Company from May 1996 to November 1997. Dr. Houser served as President of the Georgia Division of the Company from December 1994 to May 1996. From May 1993 to December 1994, Dr. Houser served as the Medical Director of External Operations at The Emory Clinic, Inc. in Atlanta, Georgia. Dr. Houser served as State Public Health Director, Georgia Department of Human Resources from July 1991 to May 1993.

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

     A. Bruce Moore, Jr. has served as Senior Vice President -- Operations Administration since July 1999. Mr. Moore served as Vice President -- Operations Administration of the Company from September 1997 to July 1999. From October 1996 to September 1997, Mr. Moore served as Vice President -- Benefits of the

Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996. From February 1994 to March 1995, Mr. Moore served as Director -- Compensation of the Company. Mr. Moore also served as Director -- Compensation for HCA-Hospital Corporation of America from November 1987 until February 1994.

     Philip R. Patton has served as Senior Vice President -- Human Resources of the Company since September 1998. Mr. Patton served as Vice President of Human Resources of Quorum Health Group, Inc. from 1996 to August 1998. From 1994 to 1996, Mr. Patton served as a part-time consultant and community volunteer after serving as Senior Vice President of Human Resources of HCA-Hospital Corporation of America from 1979 to 1994.

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

     William B. Rutherford has served as Chief Financial Officer -- Eastern Group of the Company since January 1996. From 1994 to January 1996, Mr. Rutherford served as Chief Financial Officer -- Georgia Division of the Company. Prior to that time, Mr. Rutherford held several positions with HCA-Hospital Corporation of America, including Director of Internal Audit and Director of Operations Support.

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

     Noel Brown Williams has served as Senior Vice President and Chief Information Officer of the Company since October 1997. From October 1996 to September 1997, Ms. Williams served as Chief Information Officer for American Service Group/Prison Health Services, Inc. From September 1995 to September 1996, Ms. Williams worked as an independent consultant. From June 1993 to June 1995, Ms. Williams served as Vice President, Information Services for HCA Information Services. From February 1979 to June 1993, she held various positions with HCA-Hospital Corporation of America Information Services.

     Alan R. Yuspeh has served as Senior Vice President -- Ethics, Compliance and Corporate Responsibility of the Company since October 1997. From September 1991 until October 1997, Mr. Yuspeh was a partner with the law firm of Howrey & Simon. As a part of his law practice, Mr. Yuspeh served from 1987 to 1997 as Coordinator of the Defense Industry Initiative on Business Ethics and Conduct.

ITEM 2.  PROPERTIES

     The following table lists, by state, the number of hospitals (general, acute care and psychiatric), directly or indirectly, owned and operated by the Company as of December 31, 2000:

                                                                          LICENSED
STATE                                                         HOSPITALS     BEDS
-----                                                         ---------   --------
Alaska......................................................       1          254
California..................................................       8        2,103
Colorado....................................................       6        2,063
Florida.....................................................      42       10,272
Georgia.....................................................      18        2,945
Idaho.......................................................       2          473
Illinois....................................................       1          153
Indiana.....................................................       2          460
Kansas......................................................       1          760
Kentucky....................................................       3          732
Louisiana...................................................      13        2,132
Mississippi.................................................       1          130
Nevada......................................................       2          880
New Hampshire...............................................       2          295
North Carolina..............................................       1           60
Oklahoma....................................................       6        1,236
South Carolina..............................................       5        1,003
Tennessee...................................................      12        2,385
Texas.......................................................      40        9,508
Utah........................................................       6          902
Virginia....................................................      11        2,899
Washington..................................................       1          119
West Virginia...............................................       4        1,020
INTERNATIONAL
Switzerland.................................................       2          220
United Kingdom..............................................       6          720
                                                                 ---       ------
                                                                 196       43,724
                                                                 ===       ======

     In addition to the hospitals listed in the above table, HCA, directly or indirectly operates 78 freestanding surgery centers. HCA also operates medical office buildings in conjunction with some of its hospitals. These office buildings are primarily occupied by physicians who practice at HCA's hospitals.

     HCA owns and maintains its headquarters in approximately 580,000 square feet of space in five office buildings in Nashville, Tennessee.

     HCA's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for HCA's present needs. The Company's properties are subject to various Federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect the Company's financial position or results from operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is facing significant legal challenges. The Company is the subject of various government investigations, qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state court, patient/payer actions and general liability claims.

GOVERNMENT INVESTIGATIONS AND LITIGATION

     The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, some of which have been unsealed and served on the Company. The Company is aware of additional qui tam actions that remain under seal. There could also be other sealed qui tam cases of which it is unaware.

     On December 14, 2000, the Company announced that it had entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). As discussed below, the agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government approximately $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government approximately $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement, which is expected to occur during the second quarter of 2001. The civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice will be reduced from $1 billion to $250 million at the time of the settlement payment, which is expected to occur during the second quarter of 2001. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     The CIA is structured to assure the government of the Company's overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient PPS billing and physician relations. The CIA resulted in a waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare program for matters settled in the Civil Agreement.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission. The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     The Company continues to cooperate in government investigations. Given the scope of the ongoing investigations and litigation, the Company expects other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the ongoing investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the Company's financial position, results of operations and liquidity. (See
Note 2 -- Investigations and Agreements to Settle Certain Government Claims and
Note 11 -- Contingencies in the Notes to Consolidated Financial Statements.)

LAWSUITS

     Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States and have been unsealed and served on the Company. To the best of the Company's knowledge the actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C.
sec. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 or more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. In many instances there are additional common law claims. There are also qui tam cases that have been unsealed but have not yet been served on the Company. Finally, the Company is aware of additional qui tam actions that remain under seal. There may be other sealed qui tam cases of which it is unaware.

     On February 12, 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation ("MDL") seeking to transfer and consolidate, pursuant to 28 U.S.C. sec. 1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL Panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia. There are some qui tam actions that remain outside of the consolidation.

     On January 30, 2001, the District Court in the District of Columbia entered an order establishing an initial schedule for the consolidated qui tam cases. Among other things, the Court ordered that for those qui tam cases which will be dismissed in full or in part pursuant to the Civil Agreement, the parties must file motions to dismiss by February 14, 2001. The Court ordered that, by March 15, 2001, the government must make an intervention decision on the remaining cases and file and serve a Complaint for those cases in which it intervenes. On March 15, 2001, the government filed its notice of intervention or notice declining intervention in each qui tam action in the MDL proceeding. In each case where the government intervened, it served the complaint on the Company. In those cases where the government declined intervention, the respective relators were required to serve the complaint by March 15, 2001 or within 15 days after the government's notice declining intervention, whichever is later.

     The unsealed qui tam Complaints included in the consolidated MDL proceeding include the following:

     In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA et al, Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1992, and is a qui tam action alleging various violations of the Federal False Claims Act concerning the Company's claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain "cost reserves" in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served the amended complaint on the Company. In December 1998, the U.S. District for the Middle District of Florida unsealed

United States, ex rel. Schilling v. Columbia/HCA, Civil Action No. 96-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and, on March 15, 2001, the government served the amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement.

     On July 31, 1998, the U.S. District Court for the Western District of Texas, unsealed United States ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and alleges various violations of the False Claims Act concerning statements made to the Joint Commission in order to be eligible for Medicare payments, thereby allegedly rending false the defendants' claims for Medicare reimbursement. In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. In September 1998, the government intervened in some of these allegations, but not the allegations relating to the Joint Commission issues. The court has dismissed the DRG upcoding allegations as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss relator's kickback allegations and certain of the relator's cost report allegations on jurisdictional grounds. The government also withdrew its intervention on one cost-shifting allegation. The government retained intervention in the surviving cost-shifting allegations. The first amended complaint was served on the Company on March 9, 2001.

     The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Discovery in this matter is currently stayed. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company.

     The matter of United States ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. The relator filed a motion for partial summary judgment. The court ordered the relator's motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment. The government has declined to intervene in this case.

     In June 1998, the case United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. The government intervened in this action on March 31, 1999. This action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative were excessive and not reasonable and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. On March 15, 2001, the government withdrew its intervention as to claims regarding alleged excessive management fees and filed and served its complaint on the Company covering all remaining counts.

     The case United States ex rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The complaint makes allegations similar to those in the Parslow case, and Company affiliated entities are named in that suit. The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain of the remaining claims and served its complaint on the Company.

     The matter of United States ex rel. McLendon v. Columbia/HCA, et al., Civ. No. 1 97 CV 0890, was filed under seal on April 4, 1997 in the U.S. District Court for the Northern District of Georgia, Atlanta Division. On July 19, 1999, the court unsealed this action. The complaint alleges that the Company acted to illegally obtain Medicare reimbursement for costs incurred in purchasing home health agencies. The complaint also alleges that the Company illegally billed Medicare for certain sales and marketing activities and for certain home care visits. The government has intervened in this action and has served the complaint. On February 16, 2001, the court dismissed this case as released under the Civil Agreement.

     In August 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians' Services Inc., El Paso Nurses Unlimited inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas and the Company was served on or about September 16, 1999. In general, the complaint alleges that the defendants submitted false claims regarding the 72-hour rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, improperly billed certified first assistants in surgery, home health visits, senior health centers, diabetic treatment and wound care center. The Company has filed a motion to extend the time within which to respond to the complaint. In 1997, the relator also filed a case, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The court has dismissed claims relating to the home health issues as being covered by the Civil Agreement. On March 15, 2001, the government declined to intervene on both complaints.

     In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company.

     In 1997, United States ex rel. Adams v. Columbia/HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. On March 15, 2001, the government declined to intervene in this case.

     In August 1997, United States ex rel. Baker, Trent & Ekery v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. SA-97-CA-0955 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as engaging in improper cost shifting, allegedly creating the filing of false cost report claims. On March 15, 2001, the government declined to intervene in this case.

     In 1996, United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud allegations. The government served the complaint on the Company.

     On September 2, 1997, United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that a Company hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. On March 15, 2001, the government intervened in this case and served the complaint on the Company.

     In 1998, United States ex rel Barrett and Goodwin v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. On March 15, 2001, the government declined to intervene in this case.

     In 1996, United States ex rel Rappaport v. Hospital Corp. of America, et al., Civ. Action No. CV 96-N-1491-S (A)(N.D. Ala.) was filed in the United States District Court for the Northern District of Alabama. In general, the complaint alleges the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as upcoding, improper lab billing, cost-shifting and other improper cost reporting practices in violation of the False Claims Act. On February 16, 2001 the court dismissed the DRG upcoding claims. On March 9, 2000, the government declined to intervene in this case.

     In 1999, United States ex rel. Hampton v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The government has intervened in this case for the purpose of dismissing the relator's home health claims as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss the claims. The government also declined to intervene in the kickback allegations. The relator served the complaint on the Company on March 15, 2001.

     In 1998, United States ex rel. Buck v. St. Petersburg General Hospital, et al., Civ. Action No. 98-1631-CIV-T26B (M.D. Fla.) was filed in United States District Court for the Middle District of Florida. In general, the complaint alleges that the Company improperly billed Medicare for private rooms for patients when they were actually put in semi-private rooms. On December 27, 1999, the government declined to intervene in this case.

     In 1997, United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports by improper inflation of cost basis relating to the gero-psych ward. On March 15, 2001, the government declined to intervene in this case.

     In 1997, United States ex rel. Christian, Long & Kuhn v. Columbia Homecare Group, Inc., et al., Civ. Action No. CA-H-97-3083 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges improper billing with respect to home health agencies and other false claims in connection with the filing of cost reports. On February 16, 2001, the court dismissed the case.

     In 1998, United States ex rel. Scussel v. Patton Medical. Inc. et al, Civ. Action No. 4:98-CV-145 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the complaint alleges that the Company entered into an improper referral arrangement with a durable medical equipment supplier. On February 2, 2001, the government declined to intervene in this case. On March 8, 2001, the Company was served with a complaint by the relator.

     In 1999, United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice which allegedly resulted in improper cost allocation to the hospital's acute care services and thus improperly increased reimbursement. On February 13, 2001, the government declined to intervene in this case.

     In 1996, United States ex rel. Health Outcomes v. Columbia Medical Center East, et al., Civ. Action No. 96-1552 (E.D. Pa.) was filed in the United States District Court for the Eastern District of Pennsylvania. In general, the complaint alleges improper upcoding of DRG codes. The government has intervened for the purpose of dismissing the claims covered by the Civil Agreement. On February 16, 2001, the court dismissed this case.

     In 1999, United States ex rel. Cianci v. Columbia/HCA Healthcare Corp., et al., was filed in United States District Court for the Middle District of Florida. The complaint alleges improper upcoding of DRG codes. On February 13, 2001, the government intervened in this case for the purpose of dismissing the claims in the complaint. The relator has objected to the dismissal.

     In 1995, United States ex rel. Wyman & Rothfeder v. Healthtrust, Inc. et al., Civ. Action No. 2:95CV-0079-K (D. Utah) was filed in the United States District Court for the District of Utah. In general, the case alleges improper billing of laboratory tests. On February 16, 2001, the court dismissed this action in its entirety as being covered by the Civil Agreement.

     In August 1997, United States ex rel. Boston v. Columbia/HCA Healthcare Corp., No. 3-97-CV1943-R (N.D. Tex.), was filed in the United States District Court for the Northern District of Texas. In general, the Complaint alleges improper billing relating to home health agencies. The government has intervened in this action for the purpose of dismissing the claims covered by the Civil Agreement, and on February 16, 2001, the court dismissed the case.

  Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts

     During the April 1997 to October 1997 period, numerous securities class action and derivative lawsuits were filed in the United States District Court for the Middle District of Tennessee against the Company and a number of its current and former directors, officers and/or employees.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. These motions were referred to the Magistrate Judge for consideration. In June 1998, the Magistrate Judge recommended that the court grant the motions to dismiss in both cases. Plaintiffs in both cases filed objections to the Magistrate's recommendations with the District Court, and defendants filed responsive pleadings. In September 1999, the District Court entered an order granting the defendants' motion to dismiss McCall, H. Carl, as Comptroller of the State of New York and as Trustee of the New York State Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838 with prejudice. The plaintiffs in the McCall lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. The Sixth Circuit panel heard oral argument on December 7, 2000, and on February 13, 2001, entered an order reversing in part and remanding the case to the trial court. The defendants have filed a motion with the Sixth Circuit Court of Appeals for reconsideration, or in the alternative, certification to the Delaware Supreme Court.

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

  Shareholder Derivative Actions Filed in State Courts

     Several derivative actions have been filed in state courts by certain purported stockholders of the Company against certain of the Company's current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that the Company did not engage in illegal practices thereby exposing the Company to significant damages.

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

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above. As a result of the court's September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit have filed an appeal from that order. Defendants filed their brief in opposition to the appeal in March 2000. The Sixth Circuit panel heard oral argument on December 7, 2000, and on February 13, 2001, entered an order reversing in part and remanding the case to the trial court. The defendants have a filed motion with the Sixth Circuit Court of Appeals for reconsideration, or in the alternative, certification to the Delaware Supreme Court. (See Carl H. McCall, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., above.)

     The Company intends to pursue the defense of these Federal and state shareholder derivative and class action complaints vigorously.

  Patient/Payer Actions and Other Class Actions

     The Company is a party to several purported class action lawsuits which have been filed by patients and/or payers against the Company and/or certain of its current and former officers and directors alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the lawsuits have been conditionally certified as class actions.

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on

August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs' motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers' Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs' motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the Court ordered the Company to produce to the plaintiffs certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court's decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set.

     The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The original complaint, which sought certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of (i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys' fees, interest and costs. In an Order entered on June 11, 1998 by the MDL Panel, other lawsuits against the Company were consolidated with the Boyson case in the Middle District of Tennessee. The amended complaint in Boyson was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organization Act ("RICO") based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

     On April 24, 1998, two matters, Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/HCA Healthcare Corporation, Case No. 598CV157, and Board of Trustees of the Texas Ironworkers' Health Benefit Plan v. Columbia/HCA Healthcare Corporation, Case No. 598CV158, were filed in the United States District Court for the Eastern District of Texas. The original Complaint in these suits alleged violations of RICO only. Plaintiffs in both cases principally alleged that in order to inflate its revenues and profits, defendant engaged in fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. These suits seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. Plaintiffs subsequently amended their complaint to add allegations under ERISA as well as state law claims. These suits have been consolidated by the MDL Panel with Boyson and transferred to the Middle District of Tennessee for pretrial proceedings. The amended complaints in these suits were withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

     The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/HCA Healthcare Corporation, Case No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims which are similar to those alleged in Boyson. Plaintiff, an Employee Welfare Benefit Plan, alleges that defendant violated the terms of the Plan documents by overbilling the Plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the Plan documents by taking Plan assets in payment of such improper bills. Plaintiff further alleges that defendant intentionally concealed or suppressed the true nature of its patients' illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys' fees, interest and costs. This suit has been consolidated by the court with Boyson and the other cases transferred by the MDL Panel to the Middle District of Tennessee. The complaint in Tennessee Laborers was withdrawn and superseded with the filing of the Coordinated Class Action Complaint in the MDL proceeding on September 21, 1998. (See In re:
Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

     The matter of The United Paper Workers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys' fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re:
Columbia/HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs' amended complaint (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's ("Summit") charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order
(i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. On October 3, 2000, the Tennessee Supreme Court heard oral arguments in this case.

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

     The matter of Ultimate Home Healthcare, Inc., on behalf of itself and all other entities similarly situated in the states of Tennessee, Texas, Florida and Georgia v. Columbia/HCA Healthcare Corporation, Columbia Homecare Group, Olsten Corporation, and Olsten Health Management a/k/a Hospital Contract Management Services was filed in the United States District Court for the Middle District of Tennessee on June 14, 2000, as Civil Case No. 3-00-0560. The case is filed as a purported class action on behalf of home health care companies and agencies that conducted business in Tennessee, Texas, Florida and Georgia during the years 1994 through 1996. On July 21, 2000 an amended complaint was filed. The amended complaint alleges violations of civil RICO, antitrust and consumer protection laws, and other business torts arising out of transactions and operations in which the Company's affiliates purchased home health care agencies, or assets of agencies, from Olsten Corporation affiliates. The District Court dismissed plaintiff's RICO, intentional interference with prospective economic advantage, and unjust enrichment claims. The complaint seeks compensatory and punitive damages in an unstated amount plus costs and attorneys' fees. The suit is in its early stages. The Company has filed a response denying the allegations.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 11 -- Contingencies in the Notes to Consolidated Financial Statements

  General Liability and Other Claims

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

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third-party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third-party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim and third-party complaint have filed answers to the counterclaim and third-party complaint. Discovery has been conducted and several dispositive motions are pending with the court. A related pending lawsuit, Nevada Communications Corporation, a Delaware Corporation v. Columbia/HCA Healthcare Corporation, a Delaware Corporation, which was filed in the 12th Judicial Circuit Court for Manatee County, Florida (Civil Action No. CA 98-3039) involves similar issues and alleges a breach of a telecommunications contract. The Company has filed a counterclaim containing allegations similar to the counterclaim in the Florida Software lawsuit. A trial on the Nevada Communications matter is set for April 9, 2001.

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

     The Company intends to pursue the defense of these actions and prosecution of its counterclaims and third-party claims vigorously.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HCA's Common Stock is traded on the New York Stock Exchange, Inc. (the "NYSE") (symbol "HCA"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE Composite Tape for HCA's Common Stock. HCA completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of HCA's common stock outstanding. The sales prices for periods prior to May 11, 1999 have been restated to reflect the effect of the spin-offs of LifePoint and Triad.

                                                               HIGH      LOW
                                                              ------    ------
2000
  First Quarter.............................................  $32.44    $18.75
  Second Quarter............................................   32.44     23.69
  Third Quarter.............................................   39.06     29.75
  Fourth Quarter............................................   45.25     37.25
1999
  First Quarter.............................................  $23.67    $16.38
  Second Quarter............................................   27.47     17.44
  Third Quarter.............................................   25.63     20.19
  Fourth Quarter............................................   29.44     20.25

     At the close of business on February 28, 2001, there were approximately 17,081 holders of record of HCA's Common Stock and one holder of record of HCA's Nonvoting Common Stock.

     HCA currently pays a regular quarterly dividend of $.02 per share. While it is the present intention of HCA's Board of Directors to continue paying a quarterly dividend of $.02 per share, the declaration and payment of future dividends by HCA will depend upon many factors, including HCA's earnings, financial condition, business needs, capital and surplus and regulatory considerations.

ITEM 6.  SELECTED FINANCIAL DATA

                          HCA - THE HEALTHCARE COMPANY
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999        1998        1997        1996
                                                              ---------   ---------   ---------   ---------   ---------
SUMMARY OF OPERATIONS:
Revenues....................................................  $  16,670   $  16,657   $  18,681   $  18,819   $  18,786
Salaries and benefits.......................................      6,639       6,694       7,766       7,631       7,205
Supplies....................................................      2,640       2,645       2,901       2,722       2,655
Other operating expenses....................................      3,085       3,251       3,816       4,263       3,689
Provision for doubtful accounts.............................      1,255       1,269       1,442       1,420       1,196
Depreciation and amortization...............................      1,033       1,094       1,247       1,238       1,143
Interest expense............................................        559         471         561         493         488
Equity in earnings of affiliates............................       (126)        (90)       (112)        (68)       (173)
Settlement with Federal government..........................        840          --          --          --          --
Gains on sales of facilities................................        (34)       (297)       (744)         --          --
Impairment of long-lived assets.............................        117         220         542         442          --
Restructuring of operations and investigation related
  costs.....................................................         62         116         111         140          --
                                                              ---------   ---------   ---------   ---------   ---------
                                                                 16,070      15,373      17,530      18,281      16,203
                                                              ---------   ---------   ---------   ---------   ---------
Income from continuing operations before minority interests
  and income taxes..........................................        600       1,284       1,151         538       2,583
Minority interests in earnings of consolidated entities.....         84          57          70         150         141
                                                              ---------   ---------   ---------   ---------   ---------
Income from continuing operations before income taxes.......        516       1,227       1,081         388       2,442
Provision for income taxes..................................        297         570         549         206         981
                                                              ---------   ---------   ---------   ---------   ---------
Income from continuing operations...........................        219         657         532         182       1,461
Discontinued operations, net of income taxes:
  Income (loss) from operations of discontinued
    businesses..............................................         --          --         (80)         12          44
  Loss on disposals of discontinued businesses..............         --          --         (73)       (443)         --
Cumulative effect of accounting change, net of income
  taxes.....................................................         --          --          --         (56)         --
                                                              ---------   ---------   ---------   ---------   ---------
      Net income (loss).....................................  $     219   $     657   $     379   $    (305)  $   1,505
                                                              =========   =========   =========   =========   =========
Basic earnings (loss) per share:
  Income from continuing operations.........................  $     .39   $    1.12   $     .82   $     .28   $    2.17
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses............................................         --          --        (.12)        .02         .07
    Loss on disposals of discontinued businesses............         --          --        (.11)       (.67)         --
  Cumulative effect of accounting change....................         --          --          --        (.09)         --
                                                              ---------   ---------   ---------   ---------   ---------
      Net income (loss).....................................  $     .39   $    1.12   $     .59   $    (.46)  $    2.24
                                                              =========   =========   =========   =========   =========
Shares used in computing basic earnings (loss) per share (in
  thousands)................................................    555,553     585,216     643,719     657,931     670,774
Diluted earnings (loss) per share:
  Income from continuing operations.........................  $     .39   $    1.11   $     .82   $     .27   $    2.15
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses............................................         --          --        (.12)        .02         .07
    Loss on disposals of discontinued businesses............         --          --        (.11)       (.67)         --
  Cumulative effect of accounting change....................         --          --          --        (.08)         --
                                                              ---------   ---------   ---------   ---------   ---------
      Net income (loss).....................................  $     .39   $    1.11   $     .59   $    (.46)  $    2.22
                                                              =========   =========   =========   =========   =========
Shares used in computing diluted earnings (loss) per share
  (in thousands)............................................    567,685     591,029     646,649     663,090     677,886
Cash dividends per common share.............................  $     .08   $     .08   $     .08   $     .07   $     .08
Redemption of preferred stock purchase rights...............         --          --          --   $     .01          --

                          HCA - THE HEALTHCARE COMPANY
                            SELECTED FINANCIAL DATA
            AS OF AND FOR THE YEARS ENDED DECEMBER 31 -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        1999        1998        1997        1996
                                                              ---------   ---------   ---------   ---------   ---------
FINANCIAL POSITION:
  Assets....................................................  $  17,568   $  16,885   $  19,429   $  22,002   $  21,116
  Working capital...........................................        312         480         446       1,818       1,551
  Net assets of discontinued operations.....................         --          --          --         841         212
  Long-term debt, including amounts due within one year.....      6,752       6,444       6,753       9,408       6,982
  Minority interests in equity of consolidated entities.....        572         763         765         836         836
  Forward purchase contracts and put options................        769          --          --          --          --
  Stockholders' equity......................................      4,405       5,617       7,581       7,250       8,609
CASH FLOW DATA:
  Cash provided by operating activities.....................  $   1,547   $   1,223   $   1,916   $   1,483   $   2,589
  Cash provided by (used in) investing activities...........     (1,087)        925         970      (2,746)     (2,219)
  Cash provided by (used in) financing activities...........       (336)     (2,255)     (2,699)      1,260        (489)
OPERATING DATA:
  Number of hospitals at end of period(a)...................        187         195         281         309         319
  Number of licensed beds at end of period(b)...............     41,009      42,484      53,693      60,643      61,931
  Weighted average licensed beds(c).........................     41,659      46,291      59,104      61,096      62,708
  Admissions(d).............................................  1,553,500   1,625,400   1,891,800   1,915,100   1,895,400
  Equivalent admissions(e)..................................  2,300,800   2,425,100   2,875,600   2,901,400   2,826,000
  Average length of stay (days)(f)..........................        4.9         4.9         5.0         5.0         5.1
  Average daily census(g)...................................     20,952      22,002      25,719      26,006      26,538
  Occupancy(h)..............................................        50%         48%         44%         43%         42%

---------------

(a) Excludes 9 facilities in 2000, 12 facilities in 1999, 24 facilities in 1998, 27 facilities in 1997 and 22 facilities in 1996 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in HCA's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) Represents the average number of patients in HCA's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         HCA  - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Selected Financial Data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA - The Healthcare Company which should be read in conjunction with the following discussion and analysis. The terms "HCA" or the "Company" as used herein refer to HCA - The Healthcare Company and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of HCA - The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners.

FORWARD-LOOKING STATEMENTS

     This "Annual Report on Form 10-K" includes certain disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and governmental investigations and litigation involving the Company's business practices including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government's civil cases and to obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program and to settle related forward purchase contracts, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms,
(xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans,
(xvii) slowness of reimbursement, (xviii) the ability to implement the Company's shared services and other initiatives, (xix) the outcome of pending and future tax audits and litigation associated with the Company's tax positions, (xx) the outcome of the Company's continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company's corporate integrity agreement with the government, (xxi) increased reviews of the Company's cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS

     The Company continues to be the subject of governmental investigations into and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, some of which have been unsealed and served on the Company. The Company is aware of additional qui tam actions that remain under seal. There could also be other sealed qui tam cases of which it is unaware.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS (CONTINUED)

     On December 14, 2000, the Company announced that it had entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). As discussed below, the agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government approximately $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement, which is expected to occur during the second quarter of 2001. The civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice will be reduced from $1 billion to $250 million at the time of the settlement payment, which is expected to occur during the second quarter of 2001. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     The CIA is structured to assure the government of the Company's overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient prospective payment system ("PPS") billing and physician relations. The CIA resulted in a waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare Program for matters settled in the Civil Agreement.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission (the "SEC"). The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS (CONTINUED)

     The Company continues to cooperate in the governmental investigations. Given the scope of the ongoing investigations and litigation, the Company expects other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

     While management is unable to predict the outcome of any of the ongoing investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or losses could have a material adverse effect on the Company's financial position, results of operations and liquidity. (See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 11 -- Contingencies in the Notes to Consolidated Financial Statements and Part I, Item 3: Legal Proceedings.)

BUSINESS STRATEGY

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with the Company's ethics and compliance program, the CIA and governmental regulations. HCA also seeks to enhance financial performance by increasing utilization and improving operating efficiencies of the Company's facilities. To achieve these objectives, HCA pursues the following strategies:

     - Emphasize a "patients first" philosophy and a commitment to ethics and compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life above all else. The values highlighted by the Company's corporate culture -- compassion, honesty, integrity, fairness, loyalty, respect and kindness -- are the cornerstone of HCA. To reinforce the Company's dedication to these values and to ensure integrity in all that HCA does, the Company has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program has reinforced the Company's dedication to excellent patient care.

     - Focus on strong assets in select, core communities: HCA focuses on communities where the Company is or can be the number one or number two health care provider. To achieve this goal, management initiated a comprehensive restructuring process in 1997 that has transformed HCA into a smaller, more focused company. This restructuring allows HCA to focus its efforts on core communities, which are typically located in urban areas characterized by highly integrated health care facility networks. This restructuring included the divestiture of home health operations and the Value Health business units, the spin-offs of LifePoint and Triad to HCA's stockholders, and the sales of various other hospitals and surgery centers outside HCA's strategic locations. HCA intends to continue to optimize core assets through selected divestitures, acquisitions and capital expenditures.

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

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)

       recruit additional specialists. Recognizing that within the health care industry, the shift from inpatient to outpatient care is likely to continue, HCA intends to enhance the access to and the capabilities of the Company's outpatient services by devoting additional capital resources to outpatient facilities.

     - Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures to improve the financial performance of the Company's facilities. To address labor costs, HCA implemented in many communities a flexible staffing model. To curtail supply cost, HCA formed a group purchasing organization that allows the Company to achieve better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the Company should continue to benefit from economies of scale, including supply chain efficiencies and volume discount cost savings. The Company expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

     - Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities the Company serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

     - Streamline and decentralize management, consistent with our local focus: HCA's strategy to streamline and decentralize the Company's management structure affords management of the Company's facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

     - Effectively allocate capital to maximize return on investments: Management carefully evaluates investment opportunities and invests in projects that add to the primary objective of providing comprehensive, high-quality health care services in the most cost-effective manner. HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of the Company's hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement the Company's strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues are affected by pressure on payment rates by government, managed care providers and others. Under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced. Subsequent to BBA-97, two relief bills were passed by Congress. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of BBA-97. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the next five years. BBA-97 contained a requirement that the Health Care Financing Administration adopt a prospective payment system ("PPS") for outpatient hospital services, which was implemented during August 2000. The outpatient PPS has not had a measurable effect on the Company's financial results. The Company and the health care industry continue to experience a shift in business from Medicare and indemnity insurance to managed care. HCA generally receives lower payments per patient under managed care plans thereby reducing revenues, earnings and cash flows. Payer pressure to

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (Continued)

utilize outpatient and alternative health care delivery services also presents a challenge to the Company and the health care industry in general. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2000, 1999 and 1998 are set forth below.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Medicare................................................       37%       38%       39%
Medicaid................................................       11%       11%       11%
Managed care and other discounted.......................       42%       41%       39%
Other...................................................       10%       10%       11%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

     The approximate percentages of inpatient revenues from continuing operations of the Company's facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2000, 1999 and 1998 are set forth below.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Medicare................................................       40%       42%       44%
Medicaid................................................        8%        8%        7%
Managed care and other discounted.......................       38%       33%       28%
Other...................................................       14%       17%       21%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

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

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (Continued)

     The following are comparative summaries of results from continuing operations for the years ended December 31, 2000, 1999 and 1998 (dollars in millions, except per share amounts):

                                                           2000              1999              1998
                                                      ---------------   ---------------   ---------------
                                                      AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                                                      -------   -----   -------   -----   -------   -----
Revenues............................................  $16,670   100.0   $16,657   100.0   $18,681   100.0

Salaries and benefits...............................    6,639    39.8     6,694    40.2     7,766    41.6
Supplies............................................    2,640    15.8     2,645    15.9     2,901    15.5
Other operating expenses............................    3,085    18.6     3,251    19.5     3,816    20.4
Provision for doubtful accounts.....................    1,255     7.5     1,269     7.6     1,442     7.7
Depreciation and amortization.......................    1,033     6.2     1,094     6.6     1,247     6.7
Interest expense....................................      559     3.4       471     2.8       561     3.0
Equity in earnings of affiliates....................     (126)   (0.8)      (90)   (0.5)     (112)   (0.6)
Settlement with Federal government..................      840     5.0        --      --        --      --
Gains on sales of facilities........................      (34)   (0.2)     (297)   (1.8)     (744)   (4.0)
Impairment of long-lived assets.....................      117     0.7       220     1.3       542     2.9
Restructuring of operations and investigation
  related costs.....................................       62     0.4       116     0.7       111     0.6
                                                      -------   -----   -------   -----   -------   -----
                                                       16,070    96.4    15,373    92.3    17,530    93.8
                                                      -------   -----   -------   -----   -------   -----
Income before minority interests and income taxes...      600     3.6     1,284     7.7     1,151     6.2
Minority interests in earnings of consolidated
  entities..........................................       84     0.5        57     0.3        70     0.4
                                                      -------   -----   -------   -----   -------   -----
Income before income taxes..........................      516     3.1     1,227     7.4     1,081     5.8
Provision for income taxes..........................      297     1.8       570     3.5       549     3.0
                                                      -------   -----   -------   -----   -------   -----
Net income..........................................  $   219     1.3   $   657     3.9   $   532     2.8
                                                      =======   =====   =======   =====   =======   =====
Basic earnings per share............................  $   .39           $  1.12           $   .82
Diluted earnings per share..........................  $   .39           $  1.11           $   .82
% changes from prior year:
  Revenues..........................................      0.1%            (10.8)%            (0.7)%
  Income before income taxes........................    (58.0)             13.5             178.8
  Net income........................................    (66.7)             23.6             191.2
  Basic earnings per share..........................    (65.2)             36.6             192.9
  Diluted earnings per share........................    (64.9)             35.4             203.7
  Admissions(a).....................................     (4.4)            (14.1)             (1.4)
  Equivalent admissions(b)..........................     (5.1)            (15.7)             (1.1)
  Revenue per equivalent admission..................      5.5               5.7               0.3
Same facility % changes from prior year(c):
  Revenues..........................................      6.2               5.3              (0.2)
  Admissions(a).....................................      2.8               2.7               0.4
  Equivalent admissions(b)..........................      2.6               2.5               1.4
  Revenue per equivalent admission..................      3.6               2.7              (1.5)

---------------

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior year.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 2000 and 1999

     Income before income taxes decreased 58% to $516 million in 2000 from $1.2 billion in 1999 and pretax margins decreased to 3.1% in 2000 from 7.4% in 1999. The decrease was due primarily to the settlement with the Federal government related to civil and criminal issues that resulted in a pretax charge of $840 million in 2000. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims in the Notes to Consolidated Financial Statements.

     Revenues increased 0.1%, though the number of hospitals operated was reduced to 187 hospitals at December 31, 2000 from 195 hospitals at the end of 1999. On a same facility basis, admissions and revenues increased 2.8% and 6.2%, resulting in a 3.6% increase in revenue per equivalent admission. The increases in revenue per equivalent admission of 5.5% on a consolidated basis and 3.6% on a same facility basis from 1999 to 2000, were primarily the result of successes achieved during 2000 in renegotiating and renewing certain managed care contracts on more favorable terms to the Company.

     Salaries and benefits, as a percentage of revenues, decreased from 40.2% in 1999 to 39.8% in 2000. The 5.5% increase in revenue per equivalent admission, while salaries and benefits per equivalent admission increased 4.5%, was a primary factor for the decrease. HCA continues to experience cost pressures in this area due to a tight labor market for health care professionals.

     Supply costs decreased as a percentage of revenues to 15.8% in 2000 from 15.9% in 1999. HCA's shared services initiatives, orthopedic and cardiovascular contracting initiatives and improved pricing through HCA's group purchasing organization have all played roles in the Company's ability to improve in this area.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 18.6% in 2000 from 19.5% in 1999 due primarily to the restructuring of operations discussed in Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements. The other operating expenses, as a percentage of revenues, for the facilities included in the spin-offs of Triad and LifePoint were 22.4% for 1999, and the other operating expenses, as a percentage of revenues, for the facilities included in the Company's National Group were 27.8% for 1999. Another factor in the improvement in other operating expenses related to certain insurance subsidiary funds being reallocated among investment managers, resulting in the recognition of previously unrealized gains that decreased other operating expenses by approximately $27 million during 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.5% in 2000 from 7.6% in 1999; however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), increased pricing, delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of HCA's facilities.

     Equity in earnings of affiliates increased as a percentage of revenues to 0.8% in 2000 from 0.5% in 1999 due to improved operations during 2000 at certain of HCA's joint ventures accounted for using the equity method and an impairment charge related to one of our equity investment entities in the third quarter of 1999 (resulting in an $11 million expense).

     Depreciation and amortization decreased as a percentage of revenues to 6.2% in 2000 from 6.6% in 1999, primarily due to depreciation expense remaining relatively flat while revenues increased.

     Interest expense increased to $559 million in 2000 compared to $471 million in 1999, primarily as a result of an increase in the average outstanding debt in 2000 compared to 1999, an increase in the general level of

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 2000 and 1999 (Continued)

interest rates during 2000 compared to 1999 and the additional interest expense of approximately $30 million recognized during 2000 related to the settlement with the Federal government. The average interest rates for the Company's borrowings increased from 7.8% at December 31, 1999 to 8.1% at December 31, 2000.

     During 2000 and 1999, respectively, the Company incurred $62 million and $116 million of restructuring of operations and investigation related costs. In 2000, these costs included $51 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs. In 1999, restructuring of operations and investigation related costs included $77 million of professional fees (legal and accounting) related to the governmental investigations, $5 million of severance and $34 million of other costs (including certain costs related to completing the spin-offs of LifePoint and Triad). See Note 4 -- Restructuring of Operations and Investigation Related Costs in the Notes to Consolidated Financial Statements.

     During 2000, the Company recognized a pretax gain of $34 million ($16 million after-tax) on the sales of three hospitals. During 1999, the Company recognized a pretax gain of $297 million ($164 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 2000, the Company identified and initiated plans to sell or replace during 2001, 4 consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $117 million. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1999, the Company identified and initiated, or revised, plans to divest or close 23 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $220 million. See Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     Minority interests increased as a percentage of revenues to 0.5% in 2000 from 0.3% in 1999 due to improved operations at certain joint ventures.

     The effective income tax rate was 57.6% in 2000 and 46.5% in 1999. The increase was due primarily to the settlement with the Federal government and a valuation allowance in 2000, and nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets during both periods. If the effect of the settlement with the Federal government, the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both 2000 and 1999.

  Years Ended December 31, 1999 and 1998

     Income before income taxes increased 13.5% to $1.2 billion in 1999 from $1.1 billion in 1998 and pretax margins increased to 7.4% in 1999 from 5.8% in 1998. The increase in pretax income was primarily the result of reductions from 1998 to 1999 in salaries and benefits and other operating expenses, as a percentage of revenues.

     Revenues decreased 10.8% to $16.7 billion in 1999 from $18.7 billion in 1998 due to the reduction from 281 hospitals at December 31, 1998 to 195 hospitals at December 31, 1999. During 1999, HCA substantially completed a restructuring of its operations by completing the spin-offs of LifePoint and Triad and the sales of

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1999 and 1998 (Continued)

24 hospital facilities. On a same facility basis, both admissions and revenue per equivalent admission increased 2.7% from 1998 to 1999, resulting in a 5.3% increase in revenues. The increases in revenue per equivalent admission of 5.7% on a consolidated basis and 2.7% on a same facility basis from 1998 to 1999, were primarily the result of successes achieved during 1999 in renegotiating and renewing certain managed care contracts on more favorable terms.

     Salaries and benefits, as a percentage of revenues, decreased from 41.6% in 1998 to 40.2% in 1999. The 5.7% increase in revenue per equivalent admission was a primary factor for the decrease. In addition, HCA was more successful in adjusting staffing levels to correspond with the equivalent admission growth rates (man hours per equivalent admission decreased approximately 3% compared to 1998).

     Supply costs increased as a percentage of revenues to 15.9% in 1999 from 15.5% in 1998 due to an increase in the cost of supplies per equivalent admission related to the increasing costs of new technology and pharmaceuticals.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues from 20.4% in 1998 to 19.5% in 1999 due to certain fixed costs such as contract services, rents, leases, and utilities remaining relatively flat while revenue per equivalent admission was increasing. A decline in professional fees, due to the sales of certain teaching facilities which had costs for medical directorships, also contributed to the decrease.

     Provision for doubtful accounts, as a percentage of revenues, decreased slightly to 7.6% in 1999 from 7.7% in 1998. HCA continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in certain of the Company's facilities.

     Depreciation and amortization remained relatively flat as a percentage of revenues at 6.6% in 1999 versus 6.7% in 1998.

     Interest expense decreased to $471 million in 1999 compared to $561 million in 1998 primarily as a result of a decrease in average outstanding debt during 1999 compared to 1998. The spin-offs and facility sales resulted in the receipt of cash proceeds in 1999 and in the third and fourth quarters of 1998 which were used to pay down borrowings.

     Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 0.5% in 1999 and 0.6% in 1998.

     During 1999, the Company recognized a pretax gain of $297 million ($164 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 1998, the Company recognized a pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The net gain includes a pretax gain of $570 million ($335 million after-tax) on the sale of 21 hospitals to a consortium of not-for-profit entities, a pretax gain of $203 million ($50 million after-tax) on the sale of 34 surgery centers, and a pretax loss of $29 million ($20 million after-

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 1999 and 1998 (Continued)

tax) on the sale of 6 hospitals and other facilities. See Note
3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1999, the Company also identified and initiated, or revised, plans to divest or close during 1999 and 2000, 23 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $220 million. See Note
3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

     During 1998, management identified and initiated plans to sell or close 23 consolidating hospitals, 1 non-consolidating hospital and a group of the Company's medical office buildings. The carrying value for the hospitals and other facilities was reduced to fair value, based upon estimates of sales values resulting in a non-cash, pretax impairment charge of $542 million ($175 million of the total impairment charge was related to the medical office buildings). See
Note 3 -- Restructuring of Operations in the Notes to Consolidated Financial Statements.

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

  Liquidity and Capital Resources

     Cash provided by continuing operating activities totaled $1.5 billion in 2000 compared to $1.2 billion in 1999 and $1.9 billion in 1998. The increase in cash provided by continuing operating activities during 2000 was primarily due to an increase in net income, excluding settlement with Federal government, gains on sales of facilities and impairment of long-lived assets. The decrease from 1998 to 1999 was primarily due to an increase in tax payments and an increase in accounts receivables and other current assets. During 1998, HCA applied for and received a refund of approximately $350 million resulting from excess estimated tax payments made in 1997, which were based upon more profitable prior periods.

     Working capital totaled $312 million at December 31, 2000 and $480 million at December 31, 1999. At December 31, 2000 current liabilities included an $840 million accrual for the settlement with the Federal government. See Note
2 -- Investigations and Agreements to Settle Certain Government Claims in the Notes to Consolidated Financial Statements.

     Cash used in investing activities was approximately $1.1 billion in 2000 compared to cash provided by investing activities of approximately $0.9 billion and $1.0 billion in 1999 and 1998, respectively. Excluding acquisitions, capital expenditures were $1.2 billion in 2000 and $1.3 billion in 1999 and 1998, respectively.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

Planned capital expenditures in 2001 are expected to approximate $1.3 billion. At December 31, 2000, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $1.6 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA's revolving credit facility (the "Credit Facility") (approximately $888 million and $789 million as of December 31, 2000 and February 28, 2001, respectively) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities. HCA's restructuring of operations (spin-offs and asset sales) resulted in the receipt of cash proceeds of approximately $1.8 billion in 1999 and $2.8 billion in 1998.

     HCA expended $350 million and $215 million for acquisitions and investments in and advances to affiliates (generally interests in joint ventures that are accounted for using the equity method) during 2000 and 1998, respectively.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $386 million at December 31, 2000. During 2000, two of HCA's joint venture partners exercised their put options whereby HCA purchased the partners' interests in the joint ventures for approximately $95 million. During 1999, no put options were exercised; however, HCA did sell or spin-off the Company's interest in four joint ventures. One additional joint venture was dissolved during 1999, with each partner resuming the operation of the facilities they had previously contributed to the joint venture. During April 1998, one of HCA's joint venture partners exercised its put option whereby HCA purchased the partner's interest in the joint venture for approximately $40 million. HCA cannot predict if, or when, other joint venture partners will exercise such options.

     During the first quarter of 1998, the Internal Revenue Service ("IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities, which participate in such joint ventures, or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS' proposed revocation of the not-for-profit entity's tax-exempt status. In the event that the not-for-profit entity's tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity's share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at December 31, 2000 and 1999.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     Cash flows used in financing activities totaled approximately $336 million during 2000, $2.3 billion during 1999 and $2.7 billion during 1998. The cash flows provided by continuing operating activities and investing activities were primarily used to repurchase HCA's common stock in 2000 and 1999, and to pay down debt during 1999 and 1998.

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. Certain financial organizations purchased approximately 19.4 million shares of the Company's common stock for $535 million during 2000, utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts representing approximately
11.7 million shares at a cost of $300 million. In accordance with the terms of the contracts, approximately 7.7 million shares at a cost of $235 million remain outstanding until settled by the Company. As part of this stock repurchase program, HCA sold 3.8 million put options which remain outstanding at December 31, 2000, each of which entitles the holder to sell HCA's stock to HCA at a specified price on a specified date. These put options expire on various dates through March 27, 2001 and have exercise prices ranging from $34.17 to $37.00 per share, with an average exercise price of $35.66 per share. HCA expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of additional put options.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies having outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("Issue 00-19") are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million ($752 million related to outstanding forward purchase contracts under the March 2000 and November 1999 repurchase authorizations and $17 million related to written put options) from common equity to temporary equity at December 31, 2000 (prior year amounts were not restated).

     In November 1999, HCA announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts representing approximately 18.7 million shares at a cost of $539 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the Company settles the forward purchase contracts. Approximately 15.7 million shares at a cost of $460 million remain outstanding until the forward purchase contracts are settled by HCA.

     In 1999, HCA expended approximately $1.9 billion to complete the repurchase of approximately 81.9 million of its shares through open market purchases and the settlement of accelerated and forward purchase contracts.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The settlement reached with the government in December 2000, as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims in the Notes to Consolidated Financial Statements, provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the civil settlement payment. The civil settlement payment is anticipated during the first six months of 2001. In addition, the settlement provides that any future civil

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

payments on cost reports or physician relations will reduce, but are not related to, the remaining amount of the letters of credit dollar for dollar.

     The resolution of the remaining government investigations and litigation, and the various other lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on the Company's results of operations, financial position and liquidity.

     During March 1999, HCA entered into a $1.0 billion term loan (the "1999 Term Loan"). Borrowings under this loan were used to fund the $1.0 billion share repurchase program approved in February 1999. See Note 12 -- Capital Stock and Stock Repurchases in the Notes to Consolidated Financial Statements. During 1998, HCA entered into a $1.0 billion term loan agreement (the "1998 Term Loan") with several banks which matures February 2002.

     In March 2000, HCA entered into the $1.2 billion term loan (the "2000 Term Loan"). Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the 1999 Term Loan and to reduce outstanding loans under the Credit Facility. The 2000 Term Loan was repaid in January 2001.

     In May 2000, an English subsidiary of HCA entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The term loan was used to purchase the ownership interest of HCA's 50/50 joint venture partner in England and to refinance existing indebtedness. The English Term Loan was repaid in November 2000.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Credit Facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts related to HCA's common stock.

     In September 2000, HCA issued $500 million of floating rate notes due September 19, 2002. Proceeds from the notes were used to reduce the outstanding balance under the 2000 Term Loan.

     In November 2000, HCA issued approximately $217 million of 8.75% notes due November 1, 2010. Proceeds from the notes were used to repay the outstanding balance under the English Term Loan and for general corporate purposes.

     In December 2000, HCA filed a "shelf" registration statement and prospectus with the SEC relating to $1.5 billion in debt securities.

     In January 2001, the Company issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under the 2000 Term Loan.

     The Credit Facility and the 1998 Term Loan contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. HCA is currently in compliance with all such covenants.

     In February 1998, Moody's Investors Service downgraded the Company's senior debt rating to Ba2. At the same time, Fitch IBCA downgraded the Company's senior debt rating to BBB-. In February 1999, Standard & Poor's downgraded the Company's senior debt rating to BB+.

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     Management believes that cash flows from operations, amounts available under the Credit Facility and the Company's access to debt markets are sufficient to meet expected liquidity needs during 2001.

MARKET RISK

     HCA is exposed to market risk related to changes in interest rates and market values of securities. HCA currently is not using derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA's wholly-owned insurance subsidiary or to alter the interest rate characteristics of HCA's debt instruments.

     The investments in debt and equity securities of HCA's wholly-owned insurance subsidiary were $1.2 billion and $423 million, respectively, at December 31, 2000. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to stockholders' equity. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of HCA.

     With respect to HCA's interest-bearing liabilities, approximately $1.9 billion of long-term debt at December 31, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $4.9 billion at December 31, 2000 is subject to fixed rates of interest. HCA's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. HCA's variable rate debt is comprised of the Company's Credit Facility of which interest is payable generally at LIBOR plus 0.45% to 1.5% (depending on HCA's credit ratings), bank term loans of which interest is payable generally at LIBOR plus 0.75% to 2.5%, and floating rate notes of which interest is payable at LIBOR plus 1.5%. Due to increases in LIBOR, the average rate for the Company's Credit Facility increased from 6.1% for the year ended December 31, 1999 to 7.2% for the year ended December 31, 2000, and the average rate for the Company's term loans increased from 6.7% for the year ended December 31, 1999 to 7.9% for the year ended December 31, 2000. The estimated fair value of HCA's total long-term debt was $6.6 billion at December 31, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $19 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio at a fixed rate. HCA has not, during 2000, 1999 or 1998, participated in any interest rate swap agreements.

     Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA's results of operations and financial position.

EFFECTS OF INFLATION AND CHANGING PRICES

     Various Federal, state and local laws have been enacted that, in certain cases, limit HCA's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government's prospective payment system. Total Medicare revenues approximated 28% in 2000, 29% in 1999 and 30% in 1998 of HCA's total revenues.

     Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase

                          HCA - THE HEALTHCARE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

EFFECTS OF INFLATION AND CHANGING PRICES (CONTINUED)

in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, HCA's ability to maintain operating margins through price increases to non-Medicare patients is limited.

IRS DISPUTES

     HCA is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $202 million as of December 31, 2000. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of HCA. See
Note 7 -- Income Taxes in the Notes to Consolidated Financial Statements for a description of the pending IRS disputes.

     During 2000, HCA and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the payment of tax and interest of $156 million and had no impact on HCA's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Market Risk" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company, which is contained in
Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Stock Ownership" in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of the report:

     1. Financial Statements. The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

     2. List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or presented within the financial statements.

     3. List of Exhibits

 3.1      --   Restated Certificate of Incorporation of the Company, as
               amended (filed as Exhibit 1 to the Company's Form 8-A/A,
               Amendment No. 1 dated October 19, 2000, and incorporated
               herein by reference).
 3.2      --   Second Amended and Restated Bylaws of the Company (filed as
               Exhibit 3 to the Company's Form 8-A/A, Amendment No. 1,
               dated October 19, 2000, and incorporated herein by
               reference).
 4.1      --   Specimen Certificate for shares of Common Stock, par value
               $0.01 per share, of the Company (filed as Exhibit 4 to the
               Company's Form 8-A/A, Amendment No. 1, dated October 19,
               2000, and incorporated herein by reference).
 4.2      --   Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the
               persons listed on the signature pages thereto (filed as
               Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3
               filed by HCA-Hospital Corporation of America, Hospital
               Corporation of America and The HCA Profit Sharing Plan on
               March 22, 1989, and incorporated herein by reference).
 4.3      --   Assignment and Assumption Agreement, dated as of February
               10, 1994, between HCA-Hospital Corporation of America and
               the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1993, and incorporated herein by reference).
 4.4(a)   --   $2 Billion Credit Agreement, dated as of February 10, 1994
               (the "Credit Facility"), among the Company, the Several
               Banks and Other Financial Institutions, and Chemical Bank as
               Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1993, and incorporated herein by
               reference).
 4.4(b)   --   Agreement and Amendment to the Credit Facility, dated as of
               September 26, 1994 (filed as Exhibit 4.10 to the Company's
               Registration Statement on Form S-4 (File No. 33-56803), and
               incorporated herein by reference).
 4.4(c)   --   Agreement and Amendment to the Credit Facility, dated as of
               February 28, 1996 (filed as Exhibit 4.10(c) to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, and incorporated herein by reference).
 4.4(d)   --   Agreement and Amendment to the Credit Facility, dated as of
               February 26, 1997 (filed as Exhibit 4.10(d) to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996, and incorporated herein by reference).
 4.4(e)   --   Agreement and Amendment to the Credit Facility, dated as of
               June 17, 1997 (filed as Exhibit 10(d) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997, and incorporated herein by reference).
 4.4(f)   --   Second Amendment to the Credit Facility, dated as of
               February 3, 1998 (filed as Exhibit 4.10(f) to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1997, and incorporated herein by reference).

   4.4(g)      --      Third Amendment to the Credit Facility, dated as of March 26, 1998 (filed as Exhibit 4.10(g) to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
   4.4(h)      --      Fourth Amendment to the Credit Facility, dated as of July 10, 1998 (filed as Exhibit 10(b) to the
                       Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
   4.4(i)      --      Fifth Amendment to the Credit Facility, dated as of March 30, 1999 (filed as Exhibit 10(c) to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
   4.4(j)      --      Sixth Amendment to the Credit Facility, dated as of June 23, 2000 (filed as Exhibit 4.3 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
   4.5(a)      --      Indenture, dated as of December 15, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
   4.5(b)      --      First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust
                       Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for
                       the quarter ended June 30, 2000, and incorporated herein by reference).
   4.6(a)      --      $1 Billion Credit Agreement, dated as of July 10, 1998 among the Registrant, The Several Banks and other Financial Institutions and NationsBank, N.A. as Documentation Agent, The Bank of Nova Scotia
                       and Deutsche Bank Securities, as Co-Syndication Agents and The Chase Manhattan Bank, as Agent (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                       1998, and incorporated herein by reference).
   4.6(b)      --      First Amendment to the July 1998 $1 Billion Agreement, dated as of March 30, 1999 (filed as Exhibit
                       10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
   4.6(c)      --      Second Amendment to the July 1998 $1 Billion Credit Agreement, dated as of June 23, 2000 (filed as
                       Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
   4.7         --      $1 Billion Credit Agreement, dated as of March 30, 1999 among the Company, The Several Banks and
                       Other Financial Institutions, Chase Securities Inc., as Lead Arranger and Sole Book Manager,
                       NationsBank, N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, and
                       Toronto-Dominion (Texas), Inc., as Co-Syndication Agents, Deutsche Bank AG New York Branch and/or
                       Cayman Islands Branch and Fleet National Bank, as Co-Agents, SunTrust Bank, Nashville, N.A. and
                       Wachovia Bank, N.A., as Lead Managers and The Chase Manhattan Bank, as Administrative Agent (filed as
                       Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
   4.8(a)      --      $1.2 Billion Credit Agreement, dated as of March 13, 2000 among the Company, The Several Banks and other Financial Institutions, Chase Securities Inc., as Lead Arranger and Sole Book Manager, Bank of
                       America, N.A., as Documentation Agent and Co-Arranger, The Bank of Nova Scotia, as Syndication Agent
                       and Co-Arranger, Deutsche Bank AG New York and/or Cayman Islands Branches, as Syndication Agent and
                       Co-Arranger, The Bank of New York, as Co-Arranger, The Industrial Bank of Japan, Limited, as
                       Co-Arranger, Citicorp USA, as Lead Manager, SunTrust Bank, as Lead Manager, Wachovia Bank, N.A., as
                       Lead Manager and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 4.11 to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

 4.8(b)   --   First Amendment to the March 2000 $1.2 Billion Credit
               Agreement, dated as of June 23, 2000 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2000, and incorporated herein by
               reference).
 4.9      --   Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals,
               Inc. (filed as Exhibit 99 to the Company's Current Report on
               Form 8-K dated May 11, 1999, and incorporated herein by
               reference).
10.1      --   Amended and Restated Agreement and Plan of Merger among the
               Company, CVH Acquisition Corporation and Value Health, Inc.
               dated as of April 14, 1997 (filed as Exhibit 2 to the
               Company's Current Report on Form 8-K dated April 22, 1997, and incorporated herein by reference).
10.2      --   Agreement and Plan of Merger among the Company, COL
               Acquisition Corporation and Healthtrust, Inc. -- The
               Hospital Company, dated as of October 4, 1994 (filed as
               Exhibit 2 to the Company's Registration Statement on Form
               S-4 (File No. 33-56803), and incorporated herein by
               reference).
10.3      --   Agreement and Plan of Merger among the Company, CHOS
               Acquisition Corporation and HCA-Hospital Corporation of
               America, dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
               33-50735), and incorporated herein by reference).
10.4      --   Agreement and Plan of Merger between Galen Health Care,
               Inc., and the Company, dated as of June 10, 1993 (filed as
               Exhibit 2 to the Company's Registration Statement on Form
               S-4 (File No. 33-49773), and incorporated herein by
               reference).
10.5      --   Columbia Hospital Corporation Stock Option Plan (filed as
               Exhibit 10.13 to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990, and
               incorporated herein by reference).*
10.6(a)   --   Amended and Restated Columbia/HCA Healthcare Corporation
               1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1998, and incorporated herein by
               reference).*
10.6(b)   --   First Amendment to Amended and Restated Columbia/HCA
               Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1999, and
               incorporated herein by reference).*
10.7      --   Columbia Hospital Corporation Outside Directors Nonqualified
               Stock Option Plan (filed as Exhibit 28.1 to the Company's
               Registration Statement on Form S-8 (File No. 33-55272), and
               incorporated herein by reference).*
10.8      --   HCA-Hospital Corporation of America 1989 Nonqualified Stock
               Option Plan, as amended through December 16, 1991 (filed as
               Exhibit 10(g) to HCA-Hospital Corporation of America's
               Registration Statement on Form S-1 (File No. 33-44906), and
               incorporated herein by reference).*
10.9      --   HCA-Hospital Corporation of America Nonqualified Initial
               Option Plan (filed as Exhibit 4.6 to the Company's
               Registration Statement on Form S-3 (File No. 33-52379), and
               incorporated herein by reference).*
10.10     --   Form of Indemnity Agreement with certain officers and
               directors (filed as Exhibit 10(kk) to Galen Health Care,
               Inc.'s Registration Statement on Form 10, as amended, and
               incorporated herein by reference).
10.11     --   Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company's Registration Statement on
               Form S-8 (File No. 33-50147), and incorporated herein by
               reference).*
10.12     --   Columbia/HCA Healthcare Corporation 1997 Annual Incentive
               Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
               and incorporated herein by reference).*

  10.13        --      HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to
                       HCA-Hospital Corporation of America's Registration Statement on Form S-1 (File No. 33-44906), and
                       incorporated herein by reference).*
  10.14        --      Separation Agreement between the Company and Richard L. Scott dated July 25, 1997 (filed as Exhibit
                       10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).*
  10.15        --      Separation Agreement between the Company and David T. Vandewater dated July 25, 1997 (filed as
                       Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                       1997, and incorporated herein by reference).*
  10.16        --      Columbia/HCA Healthcare Corporation Directors Fees/Compensation Policy as revised May 14, 1998 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1998, and incorporated herein by reference).*
  10.17(a)     --      Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as
                       amended and restated (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1999, and incorporated herein by reference).*
  10.17(b)     --      First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive
                       Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (filed as
                       Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
  10.18        --      HCA -- The Healthcare Company Amended and Restated 1995 Management Stock Purchase Plan (filed as
                       Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                       1997, and incorporated herein by reference).*
  10.19        --      Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit
                       10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
  10.20        --      Form of Restricted Stock Purchase Agreement between BNA Associates, Inc. and individuals listed on
                       Schedule A (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).
  10.21        --      Columbia/HCA Healthcare Corporation 1999 Performance Equity Incentive Plan (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
  10.22        --      Columbia/HCA Healthcare Corporation 2000 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-K for the quarter ended March 31, 2000, and incorporated herein by reference).*
  10.23        --      Letter of Credit Agreement dated February 11, 1999 between the Company and the United States of
                       America (filed as Exhibit 99 to the Company's Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference).
  10.24        --      Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company's
                       Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
  10.25        --      Columbia/HCA Healthcare Corporation 2000 Incentive and Retention Plan (filed as Exhibit 10.3 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
  10.26        --      Form of Restricted Stock Award Agreement of OneSource Med, Inc. (filed as Exhibit 10.4 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*

10.27     --   Letter Agreement, dated May 25, 2000, between the Company
               and R. Clayton McWhorter (filed as Exhibit 10.5 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2000, and incorporated herein by reference).*
10.28     --   Civil and Administrative Settlement Agreement, dated
               December 14, 2000 between the Company, the United States
               Department of Justice and others (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 20,
               2000, and incorporated herein by reference).
10.29     --   Plea Agreement, dated December 14, 2000 between the Company,
               Columbia Homecare Group, Inc., Columbia Management
               Companies, Inc. and the United States Department of Justice
               (filed as Exhibit 99.3 to the Company's Current Report on
               Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.30     --   Corporate Integrity Agreement, dated December 14, 2000
               between the Company and the Office of Inspector General of the United States Department of Health and Human Services
               (filed as Exhibit 99.4 to the Company's Current Report on
               Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.31     --   Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV Investor, LLC,
               Healthtrust, Inc. -- The Hospital Company and each of the
               investors listed therein (which agreement is filed
               herewith).
12        --   Statement re Computation of Ratio of Earnings to Fixed
               Charges.
21        --   List of Subsidiaries.
23        --   Consent of Ernst & Young LLP.

---------------

* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

     On November 7, 2000, the Company filed a report on Form 8-K which announced the issuance of L150 million of 8.75% notes due 2010.

     On December 20, 2000, the Company filed a report on Form 8-K which announced an agreement to resolve pending criminal issues and other allegations involved in the government investigation of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HCA - THE HEALTHCARE COMPANY

                                        By:    /s/ JACK O. BOVENDER, JR.
                                           -------------------------------------
                                                   Jack O. Bovender, Jr.
                                                  Chief Executive Officer
Dated: March 29, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

           /s/ THOMAS F. FRIST, JR., M.D.                   Chairman of the Board       March 29, 2001
-----------------------------------------------------
             Thomas F. Frist, Jr., M.D.

              /s/ JACK O. BOVENDER, JR.                  President, Chief Executive     March 29, 2001
-----------------------------------------------------       Officer, and Director
                Jack O. Bovender, Jr.

                /s/ R. MILTON JOHNSON                     Senior Vice President and     March 29, 2001
-----------------------------------------------------       Controller (Principal
                  R. Milton Johnson                          Accounting Officer)

           /s/ MAGDALENA H. AVERHOFF, M.D.                        Director              March 29, 2001
-----------------------------------------------------
             Magdalena H. Averhoff, M.D.

                 /s/ J. MICHAEL COOK                              Director              March 29, 2001
-----------------------------------------------------
                   J. Michael Cook

                /s/ MARTIN FELDSTEIN                              Director              March 29, 2001
-----------------------------------------------------
                  Martin Feldstein

               /s/ FREDERICK W. GLUCK                             Director              March 29, 2001
-----------------------------------------------------
                 Frederick W. Gluck

               /s/ GLENDA A. HATCHETT                             Director              March 29, 2001
-----------------------------------------------------
                 Glenda A. Hatchett

                 /s/ T. MICHAEL LONG                              Director              March 29, 2001
-----------------------------------------------------
                   T. Michael Long

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOHN H. MCARTHUR                              Director              March 29, 2001
-----------------------------------------------------
                  John H. McArthur

                /s/ THOMAS S. MURPHY                              Director              March 29, 2001
-----------------------------------------------------
                  Thomas S. Murphy

                 /s/ KENT C. NELSON                               Director              March 29, 2001
-----------------------------------------------------
                   Kent C. Nelson

                /s/ CARL E. REICHARDT                             Director              March 29, 2001
-----------------------------------------------------
                  Carl E. Reichardt

              /s/ FRANK S. ROYAL, M.D.                            Director              March 29, 2001
-----------------------------------------------------
                Frank S. Royal, M.D.

                          HCA - THE HEALTHCARE COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
  Consolidated Income Statements for the years ended
     December 31, 2000, 1999 and 1998.......................  F-3
  Consolidated Balance Sheets, December 31, 2000 and 1999...  F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
  Quarterly Consolidated Financial Information
     (Unaudited)............................................  F-31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
HCA - The Healthcare Company

     We have audited the accompanying consolidated balance sheets of HCA - The Healthcare Company as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA - The Healthcare Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 5, 2001

                          HCA - THE HEALTHCARE COMPANY
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues....................................................  $16,670    $16,657    $18,681
Salaries and benefits.......................................    6,639      6,694      7,766
Supplies....................................................    2,640      2,645      2,901
Other operating expenses....................................    3,085      3,251      3,816
Provision for doubtful accounts.............................    1,255      1,269      1,442
Depreciation and amortization...............................    1,033      1,094      1,247
Interest expense............................................      559        471        561
Equity in earnings of affiliates............................     (126)       (90)      (112)
Settlement with Federal government..........................      840         --         --
Gains on sales of facilities................................      (34)      (297)      (744)
Impairment of long-lived assets.............................      117        220        542
Restructuring of operations and investigation related
  costs.....................................................       62        116        111
                                                              -------    -------    -------
                                                               16,070     15,373     17,530
                                                              -------    -------    -------
Income from continuing operations before minority interests
  and income taxes..........................................      600      1,284      1,151
Minority interests in earnings of consolidated entities.....       84         57         70
                                                              -------    -------    -------
Income from continuing operations before income taxes.......      516      1,227      1,081
Provision for income taxes..................................      297        570        549
                                                              -------    -------    -------
Income from continuing operations...........................      219        657        532
Discontinued operations:
  Loss from operations of discontinued businesses, net of
     income tax benefit of $26..............................       --         --        (80)
  Loss on disposals of discontinued businesses..............       --         --        (73)
                                                              -------    -------    -------
          Net income........................................  $   219    $   657    $   379
                                                              =======    =======    =======
Basic earnings per share:
  Income from continuing operations.........................  $  0.39    $  1.12    $   .82
  Discontinued operations:
     Loss from operations of discontinued businesses........       --         --       (.12)
     Loss on disposals of discontinued businesses...........       --         --       (.11)
                                                              -------    -------    -------
          Net income........................................  $  0.39    $  1.12    $   .59
                                                              =======    =======    =======
Diluted earnings per share:
  Income from continuing operations.........................  $  0.39    $  1.11    $   .82
  Discontinued operations:
     Loss from operations of discontinued businesses........       --         --       (.12)
     Loss on disposals of discontinued businesses...........       --         --       (.11)
                                                              -------    -------    -------
          Net income........................................  $  0.39    $  1.11    $   .59
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          HCA - THE HEALTHCARE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2000       1999
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $   314    $   190
  Accounts receivable, less allowance for doubtful accounts
     of $1,583 and $1,567...................................    2,211      1,873
  Inventories...............................................      396        383
  Income taxes receivable...................................      197        178
  Other.....................................................    1,335        973
                                                              -------    -------
                                                                4,453      3,597
Property and equipment, at cost:
  Land......................................................      793        813
  Buildings.................................................    6,021      6,108
  Equipment.................................................    7,045      6,721
  Construction in progress..................................      431        442
                                                              -------    -------
                                                               14,290     14,084
  Accumulated depreciation..................................   (5,810)    (5,594)
                                                              -------    -------
                                                                8,480      8,490
Investments of insurance subsidiary.........................    1,371      1,457
Investments in and advances to affiliates...................      779        654
Intangible assets, net of accumulated amortization of $785
  and $644..................................................    2,155      2,319
Other.......................................................      330        368
                                                              -------    -------
                                                              $17,568    $16,885
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   693    $   657
  Accrued salaries..........................................      352        403
  Other accrued expenses....................................    1,135        897
  Government settlement accrual.............................      840         --
  Long-term debt due within one year........................    1,121      1,160
                                                              -------    -------
                                                                4,141      3,117
Long-term debt..............................................    5,631      5,284
Professional liability risks, deferred taxes and other
  liabilities...............................................    2,050      2,104
Minority interests in equity of consolidated entities.......      572        763
Forward purchase contracts and put options..................      769         --
Stockholders' equity:
  Common stock $.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; outstanding
     521,991,700 voting shares and 21,000,000 nonvoting
     shares -- 2000 and 543,272,900 voting shares and
     21,000,000 nonvoting shares -- 1999....................        5          6
  Capital in excess of par value............................       --        951
  Other.....................................................        9          8
  Accumulated other comprehensive income....................       52         53
  Retained earnings.........................................    4,339      4,599
                                                              -------    -------
                                                                4,405      5,617
                                                              -------    -------
                                                              $17,568    $16,885
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          HCA - THE HEALTHCARE COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                COMMON STOCK     CAPITAL IN            ACCUMULATED
                                               ---------------   EXCESS OF                OTHER
                                               SHARES     PAR       PAR               COMPREHENSIVE   RETAINED
                                                (000)    VALUE     VALUE      OTHER      INCOME       EARNINGS    TOTAL
                                               -------   -----   ----------   -----   -------------   --------   -------
Balances, December 31, 1997..................  641,452    $ 6     $ 3,480      $13        $ 92         $3,659    $ 7,250
  Comprehensive income:
    Net income...............................                                                             379        379
    Other comprehensive income (loss):
      Net unrealized losses on investment
         securities..........................                                              (13)                      (13)
      Foreign currency translation
         adjustments.........................                                                1                         1
                                                                                          ----         ------    -------
         Total comprehensive income..........                                              (12)           379        367
  Cash dividends.............................                                                             (52)       (52)
  Stock repurchases..........................   (4,076)               (98)                                           (98)
  Stock options exercised, net...............    1,623                 37                                             37
  Employee benefit plan issuances............    2,983                 71                                             71
  Other......................................      596                  8       (2)                                    6
                                               -------    ---     -------      ---        ----         ------    -------
Balances, December 31, 1998..................  642,578      6       3,498       11          80          3,986      7,581
  Comprehensive income:
    Net income...............................                                                             657        657
    Other comprehensive loss:
      Net unrealized losses on investment
         securities..........................                                              (18)                      (18)
      Foreign currency translation
         adjustments.........................                                               (9)                       (9)
                                                                                          ----         ------    -------
         Total comprehensive income..........                                              (27)           657        630
  Cash dividends.............................                                                             (44)       (44)
  Stock repurchases..........................  (81,855)            (1,930)                                        (1,930)
  Stock options exercised, net...............      719                 15       (1)                                   14
  Employee benefit plan issuances............    2,840                 56                                             56
  Spin-offs of LifePoint and Triad...........                        (687)                                          (687)
  Other......................................       (9)                (1)      (2)                                   (3)
                                               -------    ---     -------      ---        ----         ------    -------
Balances, December 31, 1999..................  564,273      6         951        8          53          4,599      5,617
  Comprehensive income:
      Net income.............................                                                             219        219
      Other comprehensive income (loss):
      Net unrealized losses on investment
         securities..........................                                               (6)                       (6)
      Foreign currency translation
         adjustments.........................                                                5                         5
                                                                                          ----         ------    -------
         Total comprehensive income..........                                               (1)           219        218
  Cash dividends.............................                                                             (44)       (44)
  Stock repurchases..........................  (30,363)    (1)       (873)                                          (874)
  Stock options exercised, net...............    6,564                191                                            191
  Employee benefit plan issuances............    2,431                 52                                             52
  Reclassification of forward purchase
    contracts and put options to temporary
    equity...................................                        (334)                               (435)      (769)
  Other......................................       87                 13        1                                    14
                                               -------    ---     -------      ---        ----         ------    -------

Balances, December 31, 2000..................  542,992    $ 5     $    --      $ 9        $ 52         $4,339    $ 4,405
                                               =======    ===     =======      ===        ====         ======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          HCA - THE HEALTHCARE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                                               2000       1999       1998
                                                              -------    -------    -------
Cash flows from continuing operating activities:
  Net income................................................  $   219    $   657    $   379
  Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
       Provision for doubtful accounts......................    1,255      1,269      1,442
       Depreciation and amortization........................    1,033      1,094      1,247
       Income taxes.........................................     (219)       (66)       351
       Settlement with Federal government...................      840         --         --
       Gains on sales of facilities.........................      (34)      (297)      (744)
       Impairment of long-lived assets......................      117        220        542
       Loss from discontinued operations....................       --         --        153
       Increase (decrease) in cash from operating assets and
          liabilities:
          Accounts receivable...............................   (1,678)    (1,463)    (1,229)
          Inventories and other assets......................       90       (119)       (39)
          Accounts payable and accrued expenses.............     (147)      (110)      (177)
       Other................................................       71         38         (9)
                                                              -------    -------    -------
          Net cash provided by continuing operating
            activities......................................    1,547      1,223      1,916
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,155)    (1,287)    (1,255)
  Acquisition of hospitals and health care entities.........     (350)        --       (215)
  Spin-off of facilities to stockholders....................       --        886         --
  Disposal of hospitals and health care entities............      327        805      2,060
  Change in investments.....................................      106        565       (294)
  Investment in discontinued operations, net................       --         --        677
  Other.....................................................      (15)       (44)        (3)
                                                              -------    -------    -------
          Net cash provided by (used in) investing
            activities......................................   (1,087)       925        970
                                                              -------    -------    -------
Cash flows from financing activities:
  Issuance of long-term debt................................    2,980      1,037          3
  Net change in bank borrowings.............................     (500)       200     (2,514)
  Repayment of long-term debt...............................   (2,058)    (1,572)      (147)
  Issuances (repurchases) of common stock, net..............     (677)    (1,884)         8
  Payment of cash dividends.................................      (44)       (44)       (52)
  Other.....................................................      (37)         8          3
                                                              -------    -------    -------
          Net cash used in financing activities.............     (336)    (2,255)    (2,699)
                                                              -------    -------    -------
Change in cash and cash equivalents.........................      124       (107)       187
Cash and cash equivalents at beginning of period............      190        297        110
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $   314    $   190    $   297
                                                              =======    =======    =======
Interest payments...........................................  $   489    $   475    $   566
Income tax payments, net of refunds.........................  $   516    $   634    $  (139)

   The accompanying notes are an integral part of the consolidated financial statements.

                          HCA - THE HEALTHCARE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Reporting Entity

     HCA - The Healthcare Company is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA - The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2000, these affiliates owned and operated 187 hospitals, 75 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate 9 hospitals and 3 freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "HCA" or the "Company" as used in this annual report on Form 10-K refer to HCA - The Healthcare Company and its affiliates unless otherwise stated or indicated by context.

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The consolidated financial statements include all subsidiaries and entities controlled by HCA. "Control" is generally defined by HCA as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities which HCA does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     HCA has completed various acquisitions and joint venture transactions that have been recorded under the purchase method of accounting. Accordingly, the accounts of these entities have been consolidated with those of HCA for periods subsequent to the acquisition of controlling interests.

  Revenues

     HCA's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). The adjustments to estimated reimbursement amounts resulted in increases to revenues of $168 million, $94 million and $37 million in 2000, 1999 and 1998, respectively. In association with the ongoing Federal investigations into certain of the Company's business practices, the applicable governmental agencies had substantially ceased the processing of final settlements of the Company's cost reports. Since the cost reports were not being settled, the Company has not been receiving the updated information, which prior to 1998, was the basis used by the Company to adjust estimated settlement amounts. During 2000, the governmental agencies and their fiscal intermediaries resumed the cost report audit process and the audits that have been or will be conducted are anticipated to be more intensive than in years prior to the inception of the ongoing Federal investigation. Management believes that adequate

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Revenues (Continued)

provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

     HCA provides care without charge to patients who are financially unable to pay for the health care services they receive. Because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

  Accounts Receivable

     HCA receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2000 and 1999, approximately 28% and 29%, respectively, of HCA's revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

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

  Long-lived Assets

     Depreciation expense, computed using the straight-line method, was $931 million in 2000, $976 million in 1999 and $1.122 billion in 1998. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 4 to 10 years.

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, clinic and other

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Long-lived Assets (Continued)

acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, HCA prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluations of each market that include quantitative analyses of net revenue and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

  Professional Liability Insurance Claims

     A substantial portion of HCA's professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Allowances for professional liability risks were $1.4 billion and $1.5 billion at December 31, 2000 and 1999, respectively. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective balance sheet dates. The allowances for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated allowances are included in current operating results. Although considerable variability is inherent in such estimates, management believes that the allowances for losses and loss expenses are adequate.

     HCA's wholly owned insurance subsidiary has entered into certain reinsurance contracts. The obligations covered by the reinsurance contracts remain on the balance sheet as HCA remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The unamortized balance of the amounts receivable for the reinsurance contracts of $230 million and $215 million at December 31, 2000, and 1999, respectively, are included in other assets. A deferred reinsurance gain of $21 million is included in other liabilities at December 31, 2000 and will be recognized over the estimated recovery period using the interest method.

  Investments of Insurance Subsidiary

     At December 31, 2000 and 1999, all of the investments of HCA's wholly-owned insurance subsidiary were classified as "available-for-sale" as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

  Minority Interests in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

     HCA is a party to several partnership agreements which include provisions for the redemption of minority interests using specified valuation techniques.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Related Party Transactions

     In December 2000, HCA completed the sale of 116 medical office buildings to MedCap Properties, LLC. ("MedCap"). HCA received approximately $250 million and a minority interest in MedCap in the transaction. MedCap is a private company which was formed by HCA and other investors to acquire the buildings. HCA did not recognize a gain or loss on the transaction. The Chief Manager of MedCap, who is also a member of the MedCap board of governors, is a relative of a Director and Executive Officer of the Company. HCA leases certain office space from MedCap and guarantees a certain level of rental revenue to MedCap.

  Stock Based Compensation

     HCA applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA's employee stock benefit plans.

  Disclosures about Segments of an Enterprise

     During 1998, HCA adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

  Derivatives

     During June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement 133". SFAS 138 addressed a limited number of SFAS 133 implementation issues. During June 1999, the FASB issued SFAS 137. SFAS 137 defers the effective date of SFAS 133 to years beginning after June 15, 2000. SFAS 133 will require HCA to recognize all derivatives on the balance sheet at fair value. Management has evaluated SFAS 133 and, due to the Company's minimal use of derivatives, does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS

     The Company continues to be the subject of governmental investigations into and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, some of which have been unsealed and served on the Company. The Company is aware of additional qui tam actions that remain under seal. There could also be other sealed qui tam cases of which it is unaware.

     On December 14, 2000, the Company announced that it had entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). As discussed below, the agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS (CONTINUED)

behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government approximately $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement, which is expected to occur during the second quarter of 2001. The major civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice will be reduced from $1 billion to $250 million at the time of the settlement payment, which is expected to occur during the second quarter of 2001. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     The CIA is structured to assure the government of the Company's overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient prospective payment system ("PPS") billing and physician relations. The CIA resulted in a waiver of the government's discretionary right to exclude any of the Company's operations from participation in the Medicare Program for matters settled in the Civil Agreement.

     The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission (the "SEC"). The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     The Company continues to cooperate in the governmental investigations. Given the scope of the ongoing investigations and litigation, the Company expects other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the ongoing investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS (CONTINUED)

violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or losses could have a material adverse effect on the Company's financial position, results of operations and liquidity. (See Note 11 - Contingencies and Part I, Item 3: Legal Proceedings.)

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

  Divestiture of Certain Hospitals and Surgery Centers

     During 2000, HCA recognized a pretax gain of $34 million ($16 million after-tax) on the sales of three consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

     During 2000, management identified and initiated plans to sell or replace during 2001, 4 consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of $40 million, based upon estimates of sales values, for a total non-cash, pretax charge of approximately $117 million. The consolidating hospitals for which the impairment charge was recorded had revenues of $198 million, $190 million and $192 million for the years ended December 31, 2000, 1999, and 1998, respectively. These facilities incurred net income (loss) from continuing operations before the pretax impairment charge and income taxes of $5 million, $6 million, and ($8) million for the years ended December 31, 2000, 1999, and 1998, respectively.

     During 1999, HCA recognized a net pretax gain of $297 million ($164 million after-tax) on the sale of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 1999, HCA identified and initiated, or revised, plans to divest or close, 23 consolidating hospitals and 4 non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of $217 million, based upon estimates of sales values, for a total non-cash, pretax charge of $220 million. The hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of $189 million, $580 million and $795 million for the years ended December 31, 2000, 1999 and 1998, respectively. These facilities incurred losses from continuing operations before the pretax impairment charge and income tax benefits (through the date of sale or closure) of $15 million, $57 million and $86 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 1999 and 2000, HCA sold or closed 15 consolidating hospitals and the 4 non-consolidating hospitals that had been identified for divestiture. The facilities spun-off to Triad in 1999 included 4 of the consolidating hospitals on which impairment charges had been recorded. HCA completed the sale of one additional hospital in January of 2001. The proceeds from the sales approximated the carrying values and were used to repay bank borrowings.

     During 1998, HCA recognized a net pretax gain of $744 million ($365 million after-tax) on the sale of certain hospitals and surgery centers. The gain includes the sale of 20 consolidating hospitals and one non-consolidating hospital to a consortium of not-for-profit entities for gross proceeds of approximately $1.2 billion, resulting in a pretax gain of $570 million ($335 million after-tax). The $744 million net gain also includes the sale of 34 ambulatory surgery centers for proceeds of approximately $550 million, resulting in a pretax gain of

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (Continued)

$203 million ($50 million after-tax). The high effective tax rate of 73% on the gain was due to significant amounts of non-deductible goodwill related to the surgery centers sold. Also included in the $744 million net gain was a pretax loss of $29 million ($20 million after-tax) on the sales of 6 consolidating hospitals for gross proceeds of $108 million. Proceeds from these sales were used to repay bank borrowings.

     During September 1998, management approved a plan to divest a group of the Company's medical office buildings. The carrying value for the medical office buildings was reduced to fair value of $294 million, based on estimates of sales values, resulting in a non-cash, pretax charge of $175 million. The revenues and results of operations of the medical office buildings to be divested are not significant to the Company's consolidated revenues and results of operations. In December 2000, HCA completed the sale of the medical office buildings to MedCap for $250 million and a minority interest in MedCap. The proceeds from the sale were used to repay bank borrowings.

     During 1998, management identified and initiated plans to sell or close, 23 consolidating hospitals and one non-consolidating hospital. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of $422 million based on estimates of sales values, resulting in a non-cash, pretax charge of $367 million. For the years ended December 31, 2000, 1999 and 1998, respectively, the hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of $406 million, $566 million and $896 million and incurred losses from continuing operations before the pretax impairment charge and income tax benefits (through the date of sale or closure) of $21 million, $64 million and $77 million. During 1998, the sales of 8 consolidating hospitals of the 23 hospitals mentioned above were completed for gross proceeds of $185 million. During 1999, the sales of 9 consolidating hospitals and one non-consolidating hospital that had been identified for divestiture were completed for gross proceeds of $580 million. The facilities spun-off to Triad in 1999 included 3 of the consolidating hospitals on which the impairment charge had been recorded. During 1999, it was determined that one consolidating hospital on which the 1998 impairment charge was taken would not be sold. One hospital, of the 23 hospitals mentioned above, was sold in 2000 for gross proceeds of $4 million. Proceeds from the completed divestitures approximated the carrying values and were used to repay bank borrowings.

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

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- RESTRUCTURING OF OPERATIONS (CONTINUED)

  Divestiture of Certain Hospitals and Surgery Centers (Continued)

     The impairment charges affected the Company's asset categories, as follows (dollars in millions):

                                                              2000    1999    1998
                                                              ----    ----    ----
Property and equipment......................................  $ 73    $122    $401
Intangible assets...........................................    21      82      90
Investments in and advances to affiliates...................    23      16      51
                                                              ----    ----    ----
                                                              $117    $220    $542
                                                              ====    ====    ====

     The impairment charges affected the Company's operating segments, as follows (dollars in millions):

                                                              2000    1999    1998
                                                              ----    ----    ----
Eastern Group...............................................  $ 85    $ 14    $ 91
Western Group...............................................    11       7      43
Corporate and other.........................................    13      14     188
Spin-offs...................................................    --      34      81
National Group..............................................     8     151     139
                                                              ----    ----    ----
                                                              $117    $220    $542
                                                              ====    ====    ====

  Spin-Offs

     On May 11, 1999, the Company completed the spin-offs of LifePoint and Triad through a distribution of one share of LifePoint common stock and one share of Triad common stock for every 19 shares of the Company's common stock outstanding on April 30, 1999. Triad was comprised of 34 consolidating hospitals and LifePoint was comprised of 23 consolidating hospitals. The Company's capital in excess of par value was reduced by $687 million related to the spin-offs of LifePoint and Triad.

     For the years ended December 31, 1999 (through May 11, 1999), and 1998, respectively, the LifePoint and Triad facilities had $666 million and $2.1 billion in revenues. Losses from continuing operations for the LifePoint and Triad facilities were $26 million and $67 million for the years ended December 31, 1999 (through May 11, 1999), and 1998, respectively.

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 2000, 1999 and 1998, the Company recorded the following pretax charges in connection with the restructuring of operations and investigation related costs as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 3 -- Restructuring of Operations (in millions):

                                                              2000    1999    1998
                                                              ----    ----    ----
Professional fees related to investigations.................  $51     $ 77    $ 96
Severance costs.............................................   --        5       5
Other.......................................................   11       34      10
                                                              ---     ----    ----
          Total.............................................  $62     $116    $111
                                                              ===     ====    ====

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amounts in 1999 and 1998 related primarily to a small group of executives associated with operations or functions that were ceased or divested during these periods. In 1999, the Company accrued $6 million for lease commitments related to the

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- RESTRUCTURING AND OPERATIONS AND INVESTIGATION
          RELATED COSTS (CONTINUED)

closure of a leased hospital in the Company's Eastern Group. The liability balance for accrued severance and lease commitments was $8 million at December 31, 2000.

NOTE 5 -- DISCONTINUED OPERATIONS

     Discontinued operations included three of the four business units acquired in the August 1997 merger with Value Health, Inc. ("Value Health") and the Company's home health care businesses. During 1997, the Company implemented plans to dispose of these businesses. During the second and third quarters of 1998, the Company completed sales of the three Value Health units for proceeds totaling $662 million. The proceeds from the sales were used to repay bank borrowings. The Company recorded a $73 million loss upon completion of these sales in 1998, representing an adjustment to the estimated tax benefit related to the after-tax loss on disposal of discontinued operations recorded in the fourth quarter of 1997.

     During the third and fourth quarters of 1998, the Company completed five separate sales transactions that included substantially all of the Company's home health care operations and received $90 million in proceeds. The proceeds from the sales were used to repay bank borrowings.

     Revenues of the discontinued businesses totaled $1.0 billion for the year ended December 31, 1998.

NOTE 6 -- ACQUISITIONS

     During 2000 and 1998, the Company acquired various hospitals and related health care entities (or controlling interests in such entities), all of which were recorded using the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

     The following is a summary of hospitals and other health care entities acquired during 2000 and 1998 (dollars in millions):

                                                              2000    1998
                                                              ----    ----
Number of hospitals.........................................     7       6
Number of licensed beds.....................................   760     852
Purchase price information:
     Hospitals:
       Fair value of assets acquired........................  $325    $205
       Liabilities assumed..................................   (95)    (39)
                                                              ----    ----
          Net assets acquired...............................   230     166
       Contributions from minority partners.................    --     (54)
                                                              ----    ----
                                                               230     112
     Other health care entities acquired....................   120     103
                                                              ----    ----
          Net cash paid.....................................  $350    $215
                                                              ====    ====

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $110 million in 2000 and $86 million in 1998.

     The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective acquisition dates was not significant.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES

     The provision for income taxes on income from continuing operations consists of the following (dollars in millions):

                                                              2000     1999    1998
                                                              -----    ----    -----
Current:
  Federal...................................................  $ 442    $517    $ 637
  State.....................................................     77      90      116
  Foreign...................................................     14       3       --
Deferred:
  Federal...................................................   (231)    (37)    (169)
  State.....................................................    (43)     (6)     (35)
  Foreign...................................................     (5)      3       --
  Change in valuation allowance.............................     43      --       --
                                                              -----    ----    -----
                                                              $ 297    $570    $ 549
                                                              =====    ====    =====

     A reconciliation of the Federal statutory rate to the effective income tax rate follows:

                                                              2000     1999       1998
                                                              ----     ----       ----
  Federal statutory rate....................................  35.0%    35.0%      35.0%
  State income taxes, net of Federal income tax benefit.....   5.0      4.5        4.9
  Non-deductible intangible assets..........................   5.7      7.5       11.4
  Valuation allowance.......................................   7.5       --         --
  Settlement with Federal government........................   6.5       --         --
  Other items, net..........................................  (2.1)    (0.5)      (0.5)
                                                              ----     ----       ----
  Effective income tax rate.................................  57.6%    46.5%      50.8%
                                                              ====     ====       ====

     The tax benefits associated with nonqualified stock options increased the current tax receivable by $40 million, $3 million, and $6 million in 2000, 1999, and 1998, respectively. Such benefits were recorded as increases to additional paid-in capital.

     A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                              2000                   1999
                                                      --------------------   --------------------
                                                      ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                      ------   -----------   ------   -----------
Depreciation and fixed asset basis differences......  $   --      $405        $ --    $       342
Allowances for professional and general liability
  and other risks...................................     249        --         296             --
Doubtful accounts...................................     511        --         359             --
Compensation........................................     125        --         160             --
Settlement with Federal government..................     290        --          --             --
Other...............................................     205       368         140            285
                                                      ------      ----        ----    -----------
                                                       1,380       773         955            627
Valuation allowance.................................     (43)       --          --             --
                                                      ------      ----        ----    -----------
                                                      $1,337      $773        $955    $       627
                                                      ======      ====        ====    ===========

     Deferred income taxes of $1.007 billion and $571 million at December 31, 2000 and 1999, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $443 and $243 million at December 31, 2000 and 1999, respectively.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)

     At December 31, 2000, state net operating loss carryforwards (expiring in years 2001 through 2020) available to offset future taxable income approximated $931 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

  IRS Disputes

     The Company is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of the Company's 1994-1996 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("Hospital Corporation of America") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc.-The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $202 million in income taxes and interest through December 31, 2000.

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the payment of tax and interest of $156 million and had no impact on the Company's results of operations.

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

NOTE 8 -- EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and other stock awards using the treasury stock method and the assumed net-share settlement of structured repurchases of common stock.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- EARNINGS PER SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in millions, except per share amounts and shares in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Income from continuing operations..................  $    219    $    657    $    532
                                                     ========    ========    ========
Weighted average common shares outstanding.........   555,553     585,216     643,719
  Effect of dilutive securities:
     Stock options.................................     9,390       3,865       2,310
     Other.........................................     2,742       1,948         620
                                                     --------    --------    --------
Shares used for diluted earnings per share.........   567,685     591,029     646,649
                                                     ========    ========    ========
Earnings per share:
  Basic earnings per share from continuing
     operations....................................  $   0.39    $   1.12    $   0.82
                                                     ========    ========    ========
  Diluted earnings per share from continuing
     operations....................................  $   0.39    $   1.11    $   0.82
                                                     ========    ========    ========

NOTE 9 -- INVESTMENTS OF INSURANCE SUBSIDIARY

     A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                                                    2000
                                                   --------------------------------------
                                                                  UNREALIZED
                                                                    AMOUNTS
                                                   AMORTIZED    ---------------     FAIR
                                                     COST       GAINS    LOSSES    VALUE
                                                   ---------    -----    ------    ------
Debt securities:
  United States Government.......................   $    4      $ --      $ --     $    4
  States and municipalities......................      761        23        (1)       783
  Mortgage-backed securities.....................      108         2        --        110
  Corporate and other............................      157         1        --        158
  Money market funds.............................      160        --        --        160
  Redeemable preferred stocks....................       33         1        (1)        33
                                                    ------      ----      ----     ------
                                                     1,223        27        (2)     1,248
                                                    ------      ----      ----     ------
Equity securities:
  Perpetual preferred stocks.....................       24        --        (1)        23
  Common stocks..................................      341        88       (29)       400
                                                    ------      ----      ----     ------
                                                       365        88       (30)       423
                                                    ------      ----      ----     ------
                                                    $1,588      $115      $(32)    $1,671
                                                    ======      ====      ====
Amounts classified as current assets.............                                    (300)
                                                                                   ------
Investment carrying value........................                                  $1,371
                                                                                   ======

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)

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

     Scheduled maturities of investments in debt securities at December 31, 2000 were as follows (dollars in millions):

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------    ------
Due in one year or less.....................................   $  251      $  251
Due after one year through five years.......................      240         245
Due after five years through ten years......................      337         347
Due after ten years.........................................      287         295
                                                               ------      ------
                                                                1,115       1,138
Mortgage-backed securities..................................      108         110
                                                               ------      ------
                                                               $1,223      $1,248
                                                               ======      ======

     The average expected maturity of the investments in debt securities listed above approximated 3.9 years at December 31, 2000. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

     The tax equivalent yield on investments (including common stocks) averaged 14% for 2000, 9% for 1999 and 10% for 1998. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of certain investment income not being subject to taxation.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)

     The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

                                                              2000    1999    1998
                                                              ----    ----    ----
Debt securities:
  Cash proceeds.............................................  $395    $514    $341
  Gross realized gains......................................     4       2       3
  Gross realized losses.....................................     7       5       1
Equity securities:
  Cash proceeds.............................................  $425    $200    $308
  Gross realized gains......................................   160     109      77
  Gross realized losses.....................................    34      51      30

NOTE 10 -- LONG-TERM DEBT

     A summary of long-term debt at December 31 (including related interest rates at December 31, 2000) follows (dollars in millions):

                                                               2000      1999
                                                              ------    ------
Senior collateralized debt (rates generally fixed, averaging
  9.1%) payable in periodic installments through 2034.......  $  187    $  211
Senior debt (rates fixed, averaging 8.0%) payable in
  periodic installments through 2095........................   4,591     4,009
Senior debt (floating rates, averaging 8.1%) due 2002.......     500        --
Bank term loans (floating rates, averaging 8.3%)............   1,150     1,400
Bank credit agreement (floating rates, averaging 7.5%)......     200       700
Subordinated debt (rates generally fixed, averaging 6.9%)
  payable in periodic installments through 2015.............     124       124
                                                              ------    ------
Total debt, average life of ten years (rates averaging
  8.1%).....................................................   6,752     6,444
Less amounts due within one year............................   1,121     1,160
                                                              ------    ------
                                                              $5,631    $5,284
                                                              ======    ======

  Credit Facility

     HCA's revolving credit facility (the "Credit Facility") is a $2.0 billion, five-year revolving credit agreement expiring February 2002. As of December 31, 2000, HCA had $200 million outstanding under the Credit Facility.

     As of February 2001, interest is payable generally at either LIBOR plus 0.45% to 1.50% (depending on HCA's credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. HCA is currently in compliance with all such covenants.

  Significant Financing Activities

  2000

     In March 2000, HCA entered into a $1.2 billion term loan agreement (the "2000 Term Loan") with several banks. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- LONG-TERM DEBT (CONTINUED)

  Significant Financing Activities (Continued)

outstanding balance under the $1.0 billion interim term loan agreement entered into in March 1999 (the "1999 Term Loan") and to reduce outstanding loans under the Credit Facility. At December 31, 2000, the balance outstanding under the 2000 Term Loan was $500 million. The 2000 Term Loan was repaid in January 2001.

     In May 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The English Term Loan was used to purchase the ownership interest of the Company's 50/50 joint venture partner in England and to refinance existing indebtedness.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Credit Facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts.

     In September 2000, HCA issued $500 million of floating rate notes due September 19, 2002. Proceeds from the notes were used to reduce the outstanding balance under the 2000 Term Loan.

     In November 2000, HCA issued approximately $217 million of 8.75% notes due November 1, 2010. Proceeds from the notes were used to repay the outstanding balance under the English Term Loan and for general corporate purposes.

     In January 2001, HCA issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under the 2000 Term Loan.

  1999

     In March 1999, HCA entered into the 1999 Term Loan with several banks. Proceeds from the $1.0 billion 1999 Term Loan were used during the second quarter to fund the $1.0 billion share repurchase program approved in February 1999. HCA repaid $500 million of the 1999 Term Loan in September 1999.

     In February 1999, Standard & Poor's ("S&P") downgraded the Company's senior debt rating from BBB to BB+.

  1998

     During June 1998, HCA's 364-day credit facility was converted into a one-year term loan maturing in June 1999. The one year term loan, which had a balance of $741 million at December 31, 1998, was paid off in its entirety in February 1999.

     In July 1998, the Company entered into a $1.0 billion term loan agreement (the "1998 Term Loan") with several banks which matures in February 2002. Proceeds from the 1998 Term Loan were used to reduce other borrowings. The balance outstanding under the 1998 Term Loan at December 31, 2000 was $650 million.

     In February 1998, the Company's senior debt rating was downgraded from Baa2 to Ba2 and from BBB+ to BBB- by Moody's Investors Service ("Moody's") and Fitch IBCA, respectively.

  General Information

     Maturities of long-term debt in years 2002 through 2005 (excluding borrowings under the Credit Facility) are $1.015 billion, $341 million, $313 million and $478 million, respectively.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- LONG-TERM DEBT (CONTINUED)

  General Information (Continued)

     The estimated fair value of the Company's long-term debt was $6.6 billion and $6.1 billion at December 31, 2000 and 1999, respectively, compared to carrying amounts aggregating $6.8 billion and $6.4 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 11 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations and Agreements to Settle Certain Government Claims and Part I, Item 3: Legal Proceedings, for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 12 -- CAPITAL STOCK AND STOCK REPURCHASES

  Capital Stock

     The terms and conditions associated with each class of HCA's common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations.

  Stock Repurchase Program

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. Certain financial organizations purchased approximately 19.4 million shares of the Company's common stock for $535 million during 2000, utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts representing approximately
11.7 million shares at a cost of $300 million. In accordance with the terms of the contracts, approximately 7.7 million shares at a cost of $235 million remain outstanding until settled by the Company. As part of this stock repurchase program, HCA sold 3.8 million put options which remain outstanding at December 31, 2000, each of which entitles the holder to sell HCA's stock to HCA at a specified price on a specified date. These put options expire on various dates through March 27, 2001 and have exercise prices ranging from $34.17 to $37.00 per share, with an average exercise price of $35.66 per share. HCA expects to repurchase the remaining stock associated with the March

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- CAPITAL STOCK AND STOCK REPURCHASES (CONTINUED)

Stock Repurchase Program (Continued)

2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of additional put options.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts representing approximately 18.7 million shares at a cost of $539 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the forward purchase contracts are settled by the Company. Approximately 15.7 million shares at a cost of $460 million remain outstanding (at December 31, 2000) until the forward purchase contracts are settled by HCA.

     In February 1999, HCA's Board of Directors authorized the repurchase of up to $1 billion of HCA's common stock, which the Company completed through open market purchases and accelerated purchase contracts. During 1999, through open market purchases, HCA repurchased 13.7 million shares of its common stock for $300 million. Also during 1999, HCA, through accelerated purchase agreements, repurchased 28.1 million shares of its common stock for $700 million.

     In July 1998, HCA announced a stock repurchase program under which $1 billion of HCA's common stock was repurchased. The majority of these shares were purchased by certain financial organizations utilizing forward purchase contracts. During 1999, HCA settled forward purchase contracts representing 39.5 million shares at a cost of $888 million. HCA, through open market purchases, repurchased 4.1 million shares for $98 million during the fourth quarter of 1998 and 0.6 million shares for $14 million during 1999.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, HCA is obligated to pay the counterparties an amount equal to their cost to acquire the stock plus a rate of return that varies by contract (from LIBOR plus 100 basis points to LIBOR plus 150 basis points), (2) the contracts generally have a stated term of one year, but HCA may settle the contracts at any time, subject to certain notification requirements and (3) HCA may settle the contracts, at its discretion, by one of three methods: (a) physical settlement -- where HCA would pay cash in exchange for the shares or (b) net share settlement -- where HCA would issue shares to the counterparties or the counterparties would return shares to HCA in amounts that provide value equal to the differential between the market value of the shares on the settlement date less the transaction costs and the counterparties' cost to acquire the shares plus the specified rate of return or (c) net cash settlement -- where HCA would pay cash to the counterparties or the counterparties would pay cash to HCA in amounts that would provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the cost to acquire the shares plus the specified rate of return.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, the Potentially Settled in, a Company's Own Stock" ("Issue 00-19"), they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million ($752 million related to outstanding forward purchase contracts under the March 2000 and November 1999 repurchase authorizations and $17 million related to written put options) from common equity to temporary equity at December 31, 2000 (prior year amounts were not restated). This reclassification was made at December 31, 2000, though the transition provisions in Issue 00-19 do not require overall compliance until June 30, 2001. The Company believes that the equity derivative contracts that may remain unsettled at June 30, 2001, if any, will be in compliance with the requirements of Issue 00-19 and does not

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- CAPITAL STOCK AND STOCK REPURCHASES (CONTINUED)

Stock Repurchase Program (Continued)

expect the adoption of Issue 00-19 to have a material impact on our consolidated financial statements or results of operations.

     During 2000 and 1999, the settled share repurchase transactions reduced capital in excess of par value by approximately $0.9 billion and $1.9 billion, respectively.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The Civil Agreement with the government as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims, provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the civil settlement payment, which is anticipated in the first six months of 2001.

NOTE 13 -- STOCK BENEFIT PLANS

     In May 2000, the stockholders of HCA approved the Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (the "2000 Plan"). This plan replaces the Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (the "1992 Plan"). The 2000 Plan is the primary plan under which options to purchase common stock and restricted stock may be granted to officers, employees and directors. The number of options or shares authorized under the 2000 Plan is 50,500,000 (which includes 500,000 shares authorized under the 1992 Plan). In addition, options previously granted under the 1992 Plan that are cancelled become available for subsequent grants. Options are exercisable in whole or in part beginning one to five years after the grant and ending ten years after the grant.

     Options to purchase common stock have been granted to officers, employees and directors under various predecessor plans. Generally, options have been granted with exercise prices no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning two to four years after the grant date and ending four to fifteen years after the grant date.

     On May 11, 1999, HCA completed the spin-offs of LifePoint and Triad. Accordingly, adjustments were made to the HCA stock options outstanding. Nonvested HCA stock options held by individuals who became employees of LifePoint or Triad were cancelled and those employees were granted options by LifePoint or Triad. The number of HCA options was increased, HCA exercise prices were decreased and/or new options were granted by LifePoint and Triad to preserve the intrinsic value that existed just prior to the spin-offs for the holders of nonvested options by those HCA employees who remained HCA employees and for all holders of vested HCA stock options.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- STOCK BENEFIT PLANS (CONTINUED)
     Information regarding these option plans for 2000, 1999 and 1998 is summarized below (share amounts in thousands):

                                            STOCK       OPTION PRICE PER       WEIGHTED AVERAGE
                                           OPTIONS            SHARE             EXERCISE PRICE
                                           -------    ---------------------    ----------------
Balances, December 31, 1997..............  45,015     $ 0.14    to   $59.64         $28.70
  Granted................................   7,092      21.16    to    32.27          25.27
  Exercised..............................  (1,629)      0.38    to    30.90          17.68
  Cancelled..............................  (9,819)      0.14    to    59.64          31.26
                                           ------
Balances, December 31, 1998..............  40,659       0.14    to    41.13          27.92
  Granted................................  18,847      17.12    to    25.75          17.29
  Adjustment due to spin-offs............     406       0.38    to    41.13          27.19
  Exercised..............................    (726)      0.14    to    26.62          14.17
  Cancelled..............................  (7,279)      0.14    to    37.92          29.27
                                           ------
Balances, December 31, 1999..............  51,907       0.14    to    41.13          24.05
  Granted................................   7,609      18.25    to    39.25          20.81
  Exercised..............................  (6,650)      0.38    to    37.92          22.59
  Cancelled..............................  (1,633)      0.14    to    37.92          28.71
                                           ------
Balances, December 31, 2000..............  51,233       0.14    to    41.13          23.58
                                           ======

                                                         2000       1999       1998
                                                        -------    -------    -------
Weighted average fair value for options granted during
  the year............................................  $  9.33    $  8.01    $  8.81
Options exercisable...................................   21,829     18,304     10,757
Options available for grant...........................   51,378      8,478     19,323

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- STOCK BENEFIT PLANS (CONTINUED)

     The following table summarizes information regarding the options outstanding at December 31, 2000 (share amounts in thousands):

                                           OPTIONS OUTSTANDING
                                -----------------------------------------    OPTIONS EXERCISABLE
                                                  WEIGHTED                  ----------------------
                                                  AVERAGE        WEIGHTED     NUMBER      WEIGHTED
                                  NUMBER         REMAINING       AVERAGE    EXERCISABLE   AVERAGE
RANGE OF                        OUTSTANDING     CONTRACTUAL      EXERCISE       AT        EXERCISE
EXERCISE PRICES                 AT 12/31/00         LIFE          PRICE      12/31/00      PRICE
---------------                 -----------   ----------------   --------   -----------   --------
$11.99........................        17      Less than 1 year    $11.99          17       $11.99
 33.52........................         5      Less than 1 year     33.52           5        33.52
 18.07........................         4               1 years     18.07           4        18.07
 35.30........................         8               1 years     35.30           8        35.30
  7.35 to 10.99...............       125               2 years     10.71         125        10.71
 11.26 to 13.24...............       622               2 years     11.77         622        11.77
 23.85........................         5               2 years     23.85           5        23.85
 11.47 to 17.11...............       224               2 years     13.91         224        13.91
  0.38........................       330               3 years      0.38         330         0.38
 21.16 to 27.50...............     1,461               3 years     24.16       1,461        24.16
 25.21 to 30.90...............     2,357               4 years     26.17       2,355        26.16
 29.22 to 36.58...............     4,821               5 years     34.48       3,793        34.27
 41.13........................         3               6 years     41.13           2        41.13
 26.74 to 37.92...............    12,759               7 years     30.70       6,626        30.60
 21.16 to 30.93...............     4,115               7 years     24.90         846        24.98
 32.27........................       147               7 years     32.27          88        32.27
 17.12 to 24.49...............    16,322               8 years     17.22       4,698        17.32
 20.00 to 29.94...............     7,286               9 years     20.74          27        20.06
 31.63 to 39.25...............        29              10 years     33.99          --           --
  0.14........................       101              13 years      0.14         101         0.14
  0.14........................       357              15 years      0.14         357         0.14
  0.38........................        86              16 years      0.38          86         0.38
  0.38........................        49              18 years      0.38          49         0.38
                                  ------                                      ------
                                  51,233                                      21,829
                                  ======                                      ======

     HCA has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. At December 31, 2000, 2,697,500 shares of common stock were reserved for the Company's employee stock purchase plan.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- STOCK BENEFIT PLANS (CONTINUED)
     HCA applies the provisions of APB 25 in accounting for its stock options and stock purchase plans, and accordingly, compensation cost is not recognized in the consolidated income statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), HCA has determined the pro forma net income and earnings per share as if compensation cost for the Company's employee stock option and stock purchase plans had been determined based upon their fair value at the grant date. These pro forma amounts are as follows (dollars in millions, except per share amounts):

                                                              2000    1999    1998
                                                              -----   -----   ----
Net income:
  As reported...............................................  $ 219   $ 657   $379
  Pro forma.................................................    164     609    346
Basic earnings per share:
  As reported...............................................  $0.39   $1.12   $.59
  Pro forma.................................................   0.30    1.04    .54

Diluted earnings per share:
  As reported...............................................  $0.39   $1.11   $.59
  Pro forma.................................................   0.29    1.03    .54

     For SFAS 123 purposes, the weighted average fair values of HCA's stock options granted in 2000, 1999 and 1998 were $9.33, $8.01 and $8.81 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              2000   1999   1998
                                                              ----   ----   ----
Risk-free interest rate.....................................  4.90%  6.53%  4.75%
Expected volatility.........................................   .39    .38    .24
Expected life, in years.....................................     6      6      6
Expected dividend yield.....................................   .25%   .35%   .30%

     The pro forma compensation cost related to the shares of common stock issued under the ESPP was $14 million, $9 million and $13 million for the years 2000, 1999 and 1998, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of each subscription period.

     Under the 1992 Plan, the 2000 Plan and the Management Stock Purchase Plan, the Company has made grants of restricted shares or units of the Company's common stock to provide incentive compensation to key employees. Under the performance equity plan, grants are made annually and are earned based on the achievement of specified performance goals. These shares have a two-year vesting period with half the shares vesting at the end of the first year and the remainder vesting at the end of the second year. The Management Stock Purchase Plan allows key employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years.

     At December 31, 2000, 2,095,200 shares were subject to restrictions, which lapse between 2001 and 2003. During 2000, 1999 and 1998 grants and purchases of 1,490,700, 1,137,100 and 109,000 shares, respectively were made at a weighted-average grant or purchase date fair value of $21.05, $17.88 and $28.89 per share, respectively.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- EMPLOYEE BENEFIT PLANS

     HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's salary and are vested over specified periods of employee service. Retirement plan expense was $121 million for 2000, $151 million for 1999 and $170 million for 1998. Amounts approximately equal to retirement plan expense are funded annually.

     HCA maintains various contributory benefit plans which are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match an amount ranging from 25% to 100% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $17 million for 2000 and 1999 and $21 million for 1998. HCA's contributions are funded periodically during each year.

NOTE 15 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business which is operating hospitals and related health care entities. During the years ended December 31, 2000, 1999 and 1998, approximately 28%, 29% and 30%, respectively, of HCA's revenues related to patients participating in the Medicare program.

     HCA's operations are structured in two geographically organized groups: the Eastern Group comprised of 95 consolidating hospitals located in the Eastern United States and the Western Group comprised of 78 consolidating hospitals located in the Western United States. These two groups represent HCA's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes 6 consolidating hospitals which are located in the United States, but are not located in the Company's core markets and are currently held for sale. The Company also operates 8 consolidating hospitals in England and Switzerland.

     HCA completed the spin-offs of LifePoint and Triad (the "Spin-offs") during the second quarter of 1999. At April 30, 1999, LifePoint included 23 consolidating hospitals located in non-urban areas and Triad included 34 consolidating hospitals, located in small cities, generally in the Southern, Western and Southwestern United States. See Note 3 -- Restructuring of Operations.

     HCA's Chief Executive Officer reviews geographic distributions of HCA's revenues, EBITDA, depreciation and amortization and assets. EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the restructuring of operations transactions (the transfers of certain facilities to the National Group), of

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
HCA's revenues, EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

                                                         2000       1999       1998
                                                        -------    -------    -------
Revenues:
  Eastern Group.......................................  $ 8,193    $ 7,749    $ 7,369
  Western Group.......................................    7,550      7,012      6,491
  Corporate and other(a)..............................      511        303        291
  National Group......................................      416        927      2,443
  Spin-offs...........................................       --        666      2,087
                                                        -------    -------    -------
                                                        $16,670    $16,657    $18,681
                                                        =======    =======    =======
EBITDA:
  Eastern Group.......................................  $ 1,803    $ 1,717    $ 1,566
  Western Group.......................................    1,403      1,173        984
  Corporate and other(a)..............................      (36)       (67)         8
  National Group......................................        7        (18)       104
  Spin-offs...........................................       --         83        206
                                                        -------    -------    -------
                                                        $ 3,177    $ 2,888    $ 2,868
                                                        =======    =======    =======
Depreciation and amortization:
  Eastern Group.......................................  $   450    $   454    $   443
  Western Group.......................................      431        435        405
  Corporate and other(a)..............................      125         95         92
  National Group......................................       27         63        169
  Spin-offs...........................................       --         47        138
                                                        -------    -------    -------
                                                        $ 1,033    $ 1,094    $ 1,247
                                                        =======    =======    =======
Assets:
  Eastern Group.......................................  $ 6,558    $ 6,692    $ 6,689
  Western Group.......................................    6,484      6,591      6,811
  Corporate and other(a)..............................    4,290      3,143      2,884
  National Group......................................      236        459      1,319
  Spin-offs...........................................       --         --      1,726
                                                        -------    -------    -------
                                                        $17,568    $16,885    $19,429
                                                        =======    =======    =======

---------------

(a) Includes the Company's 8 consolidating hospitals located in England and Switzerland.

                          HCA - THE HEALTHCARE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income are as follows (dollars in millions):

                                                               UNREALIZED
                                                                GAINS ON          CURRENCY
                                                           AVAILABLE-FOR-SALE    TRANSLATION
                                                               SECURITIES        ADJUSTMENTS    TOTAL
                                                           ------------------    -----------    -----
Balance at December 31, 1997.............................         $ 90               $ 2        $ 92
  Unrealized gains on available-for-sale securities, net
     of $17 of taxes.....................................           28                --          28
  Gains reclassified into earnings from other
     comprehensive income, net of $23 of taxes...........          (41)               --         (41)
  Currency translation adjustment, net of taxes..........           --                 1           1
                                                                  ----               ---        ----
Balance at December 31, 1998.............................           77                 3          80
  Unrealized gains on available-for-sale securities, net
     of $9 of taxes......................................           17                --          17
  Gains reclassified into earnings from other
     comprehensive income, net of $20 of taxes...........          (35)               --         (35)
  Currency translation adjustment, net of $4 of tax
     benefit.............................................           --                (9)         (9)
                                                                  ----               ---        ----
Balance at December 31, 1999.............................           59                (6)         53
  Unrealized gains on available-for-sale securities, net
     of $41 of taxes.....................................           73                --          73
  Gains reclassified into earnings from other
     comprehensive income, net of $44 of taxes...........          (79)               --         (79)
  Currency translation adjustment, net of $5 of taxes....           --                 5           5
                                                                  ----               ---        ----
Balance at December 31, 2000.............................         $ 53               $(1)       $ 52
                                                                  ====               ===        ====

NOTE 17 -- ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other accrued expenses at December 31 follows (in millions):

                                                               2000     1999
                                                              ------    ----
Employee benefit plans......................................  $  166    $176
Workers compensation........................................      94      55
Taxes other than income.....................................     163     164
Professional liability risks................................     356     210
Interest....................................................     114      64
Other.......................................................     242     228
                                                              ------    ----
                                                              $1,135    $897
                                                              ======    ====

     A summary of activity in the Company's allowance for doubtful accounts follows (in millions):

                                                          PROVISION      ACCOUNTS
                                            BALANCE AT       FOR       WRITTEN OFF,    BALANCE
                                            BEGINNING     DOUBTFUL        NET OF       AT END
                                             OF YEAR      ACCOUNTS      RECOVERIES     OF YEAR
                                            ----------    ---------    ------------    -------
Allowance for doubtful accounts:
  Year-ended December 31, 1998............    $1,661       $1,442        $(1,458)      $ 1,645
  Year-ended December 31, 1999............     1,645        1,269         (1,347)        1,567
  Year-ended December 31, 2000............     1,567        1,255         (1,239)        1,583

                          HCA - THE HEALTHCARE COMPANY
                  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                2000
                                                              -----------------------------------------
                                                              FIRST       SECOND      THIRD      FOURTH
                                                              ------     --------     ------     ------
     Revenues............................................     $4,271     $  4,133     $4,093     $4,173
     Net income (loss)...................................     $  296     $   (272)(a) $  174(b)  $   21(c)
     Basic earnings (loss) per share.....................     $  .53     $   (.49)    $  .31     $  .04
     Diluted earnings (loss) per share...................     $  .52     $   (.49)    $  .31     $  .04
     Cash dividends......................................     $  .02     $    .02     $  .02     $  .02
     Market prices(g):
       High..............................................     $32.44     $  32.44     $39.06     $45.25
       Low...............................................      18.75        23.69      29.75      37.25

                                                                                  1999
                                                                 ---------------------------------------
                                                                 FIRST      SECOND     THIRD      FOURTH
                                                                 ------     ------     ------     ------
     Revenues...............................................     $4,655     $4,161     $3,899     $3,942
     Net income.............................................     $  322(d)  $  106(e)  $  138     $   91(f)
     Basic earnings per share...............................     $  .50     $  .18     $  .25     $  .16
     Diluted earnings per share.............................     $  .50     $  .18     $  .24     $  .16
     Cash dividends.........................................     $  .02     $  .02     $  .02     $  .02
     Market prices(g):
       High.................................................     $23.67     $27.47     $25.63     $29.44
       Low..................................................      16.38      17.44      20.19      20.25

---------------

(a) Second quarter results include $498 million ($.90 per basic and diluted share) charge related to the settlement with the Federal government and $9 million ($.02 per basic and diluted share) of gains on sales of facilities (see NOTES 2 and 3 of the Notes to Consolidated Financial Statements).
(b) Third quarter results include $9 million ($.02 per basic and diluted share) of gains on sales of facilities and $12 million ($.02 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(c) Fourth quarter results include $68 million ($.12 per basic and diluted share) of charges related to the impairment of long-lived assets, $2 million of losses on sales of assets, and $95 million ($.17 per basic and diluted share) related to the settlement with the Federal government (see NOTES 2 and 3 of the Notes to Consolidated Financial Statements).
(d) First quarter results include $151 million ($.24 per basic and diluted share) of gains on sales of facilities and $80 million ($.13 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(e) Second quarter results include $51 million ($.09 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(f) Fourth quarter results include $13 million ($.02 per basic and diluted share) of gains on sales of facilities and $63 million ($.11 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTE 3 of the Notes to Consolidated Financial Statements).
(g) Represents high and low sales prices of the Company's common stock which is traded on the New York Stock Exchange (ticker symbol HCA). The historical sales prices for periods prior to May 11, 1999 have been restated to reflect the effect of the spin-offs of LifePoint and Triad.