Form 10-Q
period 2001-03-31
HCA THE HEALTHCARE CO
filed 2001-05-11
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT APRIL 30, 2001
                ---------------------                              -----------------------------
         Voting common stock, $.01 par value                            516,521,300 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HCA -- THE HEALTHCARE COMPANY

                                   FORM 10-Q
                                 MARCH 31, 2001

                                                                          PAGE OF
                                                                         FORM 10-Q
                                                                         ---------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
           Condensed Consolidated Income Statements -- for the quarters
             ended March 31, 2001 and 2000.............................      3
           Condensed Consolidated Balance Sheets -- March 31, 2001 and
             December 31, 2000.........................................      4
           Condensed Consolidated Statements of Cash Flows -- for the
             quarters ended March 31, 2001 and 2000....................      5
           Notes to Condensed Consolidated Financial Statements........      6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     13

Item 3.    Quantitative and Qualitative Disclosure of Market Risk......     25

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     26
Item 6.    Exhibits and Reports on Form 8-K............................     39

                         HCA -- THE HEALTHCARE COMPANY
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $  4,501   $  4,271

Salaries and benefits.......................................     1,782      1,661
Supplies....................................................       711        670
Other operating expenses....................................       757        764
Provision for doubtful accounts.............................       325        302
Depreciation and amortization...............................       257        256
Interest expense............................................       142        119
Equity in earnings of affiliates............................       (46)       (32)
Gains on sales of facilities................................       (13)        --
Restructuring of operations and investigation related
  costs.....................................................        14         13
                                                              --------   --------
                                                                 3,929      3,753
                                                              --------   --------

Income before minority interests and income taxes...........       572        518
Minority interests in earnings of consolidated entities.....        30         26
                                                              --------   --------

Income before income taxes..................................       542        492
Provision for income taxes..................................       216        196
                                                              --------   --------
          Net income........................................  $    326   $    296
                                                              ========   ========

Per share data:

  Basic earnings............................................  $   0.60   $   0.53

  Diluted earnings..........................................  $   0.59   $   0.52

  Cash dividends............................................  $   0.02   $   0.02

Shares used in earnings per share calculations (in thousands):

  Basic.....................................................   541,381    563,239

  Diluted...................................................   554,818    573,054

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   188      $   314
  Accounts receivable, less allowance for doubtful accounts
     of $1,629 and $1,583...................................     2,412        2,211
  Inventories...............................................       397          396
  Income taxes receivable...................................        --          197
  Other.....................................................     1,428        1,335
                                                               -------      -------
                                                                 4,425        4,453

Property and equipment, at cost.............................    14,388       14,290
Accumulated depreciation....................................    (5,943)      (5,810)
                                                               -------      -------
                                                                 8,445        8,480

Investments of insurance subsidiary.........................     1,301        1,371
Investments in and advances to affiliates...................       822          779
Intangible assets, net......................................     2,117        2,155
Other.......................................................       433          330
                                                               -------      -------
                                                               $17,543      $17,568
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   691      $   693
  Accrued salaries..........................................       339          352
  Government settlement accrual.............................       745          840
  Other accrued expenses....................................     1,084        1,135
  Long-term debt due within one year........................       230        1,121
                                                               -------      -------
                                                                 3,089        4,141

Long-term debt..............................................     6,426        5,631
Professional liability risks, deferred taxes and other
  liabilities...............................................     2,199        2,050
Minority interests in equity of consolidated entities.......       583          572
Forward purchase contracts and put options..................       747          769

Stockholders' equity:
  Common stock $.01 par; authorized 1,650,000,000 shares;
     outstanding 537,221,700 shares in 2001 and 542,991,700
     shares in 2000.........................................         5            5
  Other.....................................................         8            9
  Accumulated other comprehensive income....................         8           52
  Retained earnings.........................................     4,478        4,339
                                                               -------      -------
                                                                 4,499        4,405
                                                               -------      -------
                                                               $17,543      $17,568
                                                               =======      =======

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                              2001     2000
                                                              -----   ------
Cash flows from operating activities:
  Net income................................................  $ 326   $  296
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................    325      302
     Depreciation and amortization..........................    257      256
     Income taxes...........................................    356      163
     Gains on sales of facilities...........................    (13)      --
     Changes in operating assets and liabilities............   (694)    (601)
     Payment to Federal government..........................    (95)      --
     Other..................................................    (24)      13
                                                              -----   ------
       Net cash provided by operating activities............    438      429
                                                              -----   ------
Cash flows from investing activities:
     Purchase of property and equipment.....................   (273)    (272)
     Acquisition of hospitals and health care entities......     --      (18)
     Investment in and advances to affiliates...............    (24)      --
     Disposition of property and equipment..................     67       38
     Change in investments..................................    (17)     (22)
     Other..................................................      5      (26)
                                                              -----   ------
       Net cash used in investing activities................   (242)    (300)
                                                              -----   ------
Cash flows from financing activities:
     Issuance of long-term debt.............................    500    1,200
     Net change in revolving bank credit....................     80     (550)
     Repayment of long-term debt............................   (666)    (607)
     Payment of cash dividends..............................    (11)     (11)
     Repurchases of common stock, net.......................   (218)    (242)
     Other..................................................     (7)      24
                                                              -----   ------
       Net cash used in financing activities................   (322)    (186)
                                                              -----   ------
Change in cash and cash equivalents.........................   (126)     (57)
Cash and cash equivalents at beginning of period............    314      190
                                                              -----   ------
Cash and cash equivalents at end of period..................  $ 188   $  133
                                                              =====   ======

Interest payments...........................................  $ 103   $   80
Income tax payments (refunds), net..........................  $(140)  $   32

                            See accompanying notes.

                         HCA -- THE HEALTHCARE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     HCA -- The Healthcare Company is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA -- The Healthcare Company and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2001, these affiliates owned and operated 185 hospitals, 74 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA -- The Healthcare Company are also partners in 50/50 joint ventures that own and operate nine hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to HCA -- The Healthcare Company and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS (CONTINUED)

$95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. The civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

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

     The Company continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, the Company anticipates continued investigative activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Note 9 -- Contingencies and Part II, Item 1: Legal Proceedings.

NOTE 3 -- FACILITY SALE

     During the first quarter of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one consolidating hospital. Proceeds from the sale were used to repay bank borrowings.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     HCA recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note
2 -- Investigations and Agreements to Settle Certain Government Claims (in millions):

                                                                QUARTER
                                                              -----------
                                                              2001   2000
                                                              ----   ----
Professional fees related to investigations.................  $10    $ 8
Other.......................................................    4      5
                                                              ---    ---
                                                              $14    $13
                                                              ===    ===

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The liability balance for accrued severance and lease commitments was approximately $7 million at March 31, 2001.

NOTE 5 -- INCOME TAXES

     HCA is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of the Company's 1994-1996 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns,
HCA -- Hospital Corporation of America's ("Hospital Corporation of America") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. -- The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $207 million in income taxes and interest through March 31, 2001.

     During the first quarter of 2000, the Company and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the Company's payment of tax and interest of $156 million and had no impact on the Company's results of operations.

     Tax Court decisions received in 1996 and 1997, related to the examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns, may be appealed by the IRS or the Company to the United States Court of Appeals, Sixth Circuit. The Company expects any decisions regarding the appeal of these rulings will be made during the second quarter of 2001. Because no final decisions have been made regarding appeals of the decisions, the Company is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim.

     During the first quarter of 2000, the IRS began an examination of the Company's 1997 and 1998 Federal income tax returns. The Company expects the IRS to complete its examination during the third quarter of 2001. HCA is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim upon completion of the examination.

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000 (dollars in millions, except per share amounts and shares in thousands):

                                                                    QUARTER
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $    326   $    296

Weighted average common shares outstanding..................   541,381    563,239
Effect of dilutive securities:
  Stock options.............................................    11,989      5,338
  Other.....................................................     1,448      4,477
                                                              --------   --------
Shares used for diluted earnings per share..................   554,818    573,054
                                                              ========   ========
Earnings per share:
  Basic earnings per share..................................  $   0.60   $   0.53
  Diluted earnings per share................................  $   0.59   $   0.52

NOTE 7 -- LONG-TERM DEBT

     In January 2001, HCA issued $500 million of 7.875% notes due February 1, 2011. Proceeds from the notes were used to retire the outstanding balance under HCA's $1.2 billion term loan agreement (the "2000 Term Loan").

     In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the "2001 Revolving Loan") and a $750 million term loan (the "2001 Term Loan"), collectively, the "2001 Bank Loans". The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA's revolving credit facility which was scheduled to mature in February 2002. The 2001 Term Loan proceeds were used to reduce outstanding bank loans and resulted in the reclassification of $900 million of debt from current liabilities to noncurrent liabilities. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA's credit ratings) or a competitive bid rate.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating to Ba1 and maintained a positive outlook on the Company.

NOTE 8 -- STOCK REPURCHASE PROGRAM

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Through March 31, 2001, certain financial organizations purchased 30.3 million shares of the Company's common stock for $941 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During the first quarter of 2001, HCA settled forward purchase contracts representing 1.9 million shares at a cost of $66 million. In accordance with the terms of the contracts, 16.7

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 8 -- STOCK REPURCHASE PROGRAM (CONTINUED)

million shares at a cost of $575 million remain outstanding until settled by the Company. A component of the stock repurchase program has been the sale of put options, which entitle the holder to sell HCA's stock to HCA at a specified price on a specified date. At December 31, 2000, 3.8 million put options, with an average exercise price of $35.66 per share, were outstanding. During the first quarter of 2001, 1.0 million put options, at an exercise price of $35.25 per share, were exercised and 2.8 million put options expired unexercised. There were no put options outstanding at March 31, 2001. HCA expects to repurchase, from time to time, the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of put options.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During the first quarter of 2001, HCA settled forward purchase contracts associated with its November 1999 authorization representing 5.6 million shares at a cost of $163 million. In accordance with the terms of the forward purchase contracts, approximately 10.1 million shares at a cost of approximately $297 million remain outstanding until the forward purchase contracts are settled by the Company.

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

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("Issue 00-19"), they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $747 million and $769 million to temporary equity at March 31, 2001 and December 31, 2000, respectively. These reclassifications were made, though the transition provisions in Issue 00-19 do not require overall compliance until June 30, 2001. The Company believes that any equity derivative contracts that may remain unsettled at June 30, 2001 will be in compliance with the requirements of Issue 00-19 and does not expect the adoption of Issue 00-19 to have a material impact on the Company's results of operations or financial position.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The Civil Agreement with the government, as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims, provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the civil settlement payment.

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations and Agreements to Settle Certain Government Claims and Part II, Item 1: Legal Proceedings, for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 10 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2001 and 2000 are as follows (in millions):

                                                                QUARTER
                                                              -----------
                                                              2001   2000
                                                              ----   ----
Net income..................................................  $326   $296
Unrealized gains (losses) on securities.....................   (39)     8
Foreign currency translation adjustments....................    (5)    --
                                                              ----   ----
Comprehensive income........................................  $282   $304
                                                              ====   ====

     The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Net unrealized gains on securities..........................     $14          $53
Foreign currency translation adjustments....................      (6)          (1)
                                                                 ---          ---
Accumulated other comprehensive income......................     $ 8          $52
                                                                 ===          ===

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2001 and 2000 approximately 29.9% and 30.2%, respectively, of the Company's revenues related to patients participating in the Medicare program.

     HCA's operations are structured into two geographically organized groups: the Eastern Group includes 95 consolidating hospitals located in the Eastern United States and the Western Group includes 78 consolidating hospitals located in the Western United States. These two groups represent HCA's core

                         HCA -- THE HEALTHCARE COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes 4 consolidating hospitals which HCA intends to sell or close and the residual operations of certain other hospitals which have been sold. HCA also operates eight consolidating hospitals in England and Switzerland.

     HCA's Chief Executive Officer reviews geographic distributions of HCA's revenues, EBITDA, depreciation and amortization, and assets. EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, restructuring of operations and investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of certain facilities to the National Group, of HCA's revenues, EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Revenues:
  Eastern Group.............................................  $2,249   $2,143
  Western Group.............................................   2,055    1,883
  Corporate and other(a)....................................     158       89
  National Group............................................      39      156
                                                              ------   ------
                                                              $4,501   $4,271
                                                              ======   ======
EBITDA:
  Eastern Group.............................................  $  552   $  538
  Western Group.............................................     434      368
  Corporate and other(a)....................................      (4)      (2)
  National Group............................................     (10)       2
                                                              ------   ------
                                                              $  972   $  906
                                                              ======   ======
Depreciation and amortization:
  Eastern Group.............................................  $  109   $  114
  Western Group.............................................     108      110
  Corporate and other(a)....................................      37       23
  National Group............................................       3        9
                                                              ------   ------
                                                              $  257   $  256
                                                              ======   ======

---------------

(a) Includes the Company's eight consolidating hospitals located in England and Switzerland.

NOTE 12 -- DERIVATIVES

     Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement 133" ("SFAS 138"). SFAS 138 and 133 require HCA to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 138 had no impact on the Company's financial statements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative," "should," "intends" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and governmental investigations and litigation involving the Company's business practices, including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government's remaining civil cases and to obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers,
(v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform,
(vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program and to settle related forward purchase contracts, (xi) changes in accounting practices, (xii) changes in general economic conditions,
(xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement the Company's shared services and other initiatives and realize a decrease in costs, (xix) the outcome of pending and future tax audits and litigation associated with the Company's tax positions, (xx) the outcome of the Company's continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company's corporate integrity agreement with the government, (xxi) increased reviews of the Company's cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. The civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

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

     The Company continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, the Company anticipates continued investigative activity to occur in these and other jurisdictions in the future.

     While management is unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 9 -- Contingencies in the Notes to Condensed Consolidated Financial Statements and Part II, Item 1: Legal Proceedings.

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

     - Focus on strong assets in select, core communities: HCA focuses on communities where the Company is, or can be, the number one or number two health care provider. To achieve this goal, management initiated a comprehensive restructuring process in 1997 that has transformed HCA into a smaller, more focused company. This restructuring allows HCA to focus its efforts on core communities, which are typically located in urban areas characterized by highly integrated health care facility networks. This restructuring included the divestiture of home health operations and the Value Health, Inc. business units, the spin-offs of LifePoint Hospitals, Inc. and Triad Hospitals, Inc. to HCA's stockholders, and the sales of various other hospitals and surgery centers outside HCA's strategic locations. HCA intends to continue to optimize core assets through selected divestitures, acquisitions and capital expenditures.

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

     - Grow through increased patient volume, expansion of specialty and outpatient services and selective acquisitions: HCA intends to identify opportunities in areas where demand for comprehensive health services is not adequately met. Expansion of specialty services should strengthen the Company's health care delivery networks and attract new patients. To support this expansion, HCA plans to actively recruit additional specialists. Recognizing that within the health care industry, the shift from inpatient to outpatient care is likely to continue, HCA intends to enhance the Company's outpatient services by devoting additional capital resources to outpatient facilities.

     - Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures to improve the financial performance of the Company's facilities. To address labor costs, HCA implemented, in many communities, a flexible staffing model. To curtail supply costs, HCA formed a group purchasing organization that allows the Company to achieve better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the Company should continue to benefit from economies of scale, including supply chain efficiencies and volume discount cost savings. The Company expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

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

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues are affected by pressure on payment rates by government, managed care providers and others. Under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced. Subsequent to BBA-97, two relief bills were passed by Congress. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of BBA-97. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the next five years beginning in April 2001. BBA-97 contained a requirement that the Health Care Financing Administration adopt a prospective payment system ("PPS") for outpatient hospital services, which was implemented during August 2000. The outpatient PPS has not had a measurable effect on the Company's financial results. During the first quarter of 2001, the Company experienced an increase in revenue per equivalent admission of 5% over the first quarter of 2000 primarily the result of renegotiating and renewing certain managed care contracts on more favorable terms. Payer pressure to utilize outpatient and alternative health care delivery services also presents a challenge to the Company and the health care industry in general. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters ended March 31, 2001 and 2000 are set forth below.

                                                                 QUARTER
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Medicare....................................................   39.0%    38.4%
Medicaid....................................................   10.7     10.8
Managed care and other discounted...........................   40.3     41.6
Other.......................................................   10.0      9.2
                                                              -----    -----
                                                              100.0%   100.0%
                                                              =====    =====

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Revenue/Volume Trends (continued)

     The approximate percentages of inpatient revenues of the Company's facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters ended March 31, 2001 and 2000 are set forth below:

                                                                 QUARTER
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Medicare....................................................   40.7%    41.8%
Medicaid....................................................    6.6      7.8
Managed care and other discounted...........................   38.3     35.1
Other.......................................................   14.4     15.3
                                                              -----    -----
                                                              100.0%   100.0%
                                                              =====    =====

     Payment pressure on payment rates and pressure by payers for patients to utilize outpatient or alternative delivery services presents an ongoing challenge. The challenges presented by these trends are enhanced by HCA's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary

     The following are comparative summaries of results from operations for the quarters ended March 31, 2001 and 2000 (dollars in millions, except per share amounts):

                                                                               QUARTER
                                                              ------------------------------------------
                                                                     2001                   2000
                                                              -------------------    -------------------
                                                               AMOUNT       RATIO     AMOUNT       RATIO
                                                              --------      -----    --------      -----
Revenues....................................................   $4,501       100.0     $4,271       100.0

Salaries and benefits.......................................    1,782        39.6      1,661        38.9
Supplies....................................................      711        15.8        670        15.7
Other operating expenses....................................      757        16.8        764        17.8
Provision for doubtful accounts.............................      325         7.2        302         7.1
Depreciation and amortization...............................      257         5.7        256         6.0
Interest expense............................................      142         3.2        119         2.8
Equity in earnings of affiliates............................      (46)       (1.0)       (32)       (0.7)
Gains on sales of facilities................................      (13)       (0.3)        --          --
Restructuring of operations and investigation related
  costs.....................................................       14         0.3         13         0.3
                                                               ------       -----     ------       -----
                                                                3,929        87.3      3,753        87.9
                                                               ------       -----     ------       -----
Income before minority interests and income taxes...........      572        12.7        518        12.1
Minority interests in earnings of consolidated entities.....       30         0.7         26         0.6
                                                               ------       -----     ------       -----
Income before income taxes..................................      542        12.0        492        11.5
Provision for income taxes..................................      216         4.8        196         4.6
                                                               ------       -----     ------       -----
Net income..................................................   $  326         7.2     $  296         6.9
                                                               ======       =====     ======       =====
Basic earnings per share....................................   $ 0.60                 $ 0.53
Diluted earnings per share..................................   $ 0.59                 $ 0.52

% changes from prior year:
  Revenues..................................................      5.4%                  (8.2)%
  Income before income taxes................................     10.3                  (13.7)
  Net income................................................     10.3                   (8.0)
  Basic earnings per share..................................     13.2                    6.0
  Diluted earnings per share................................     13.5                    4.0
  Admissions(a).............................................      1.0                  (14.5)
  Equivalent admissions(b)..................................      0.3                  (15.3)
  Revenue per equivalent admission..........................      5.0                    8.3
Same facility % changes from prior year(c):
  Revenues..................................................      6.8                    6.4
  Admissions(a).............................................      2.3                    2.2
  Equivalent admissions(b)..................................      1.8                    2.5
  Revenue per equivalent admission..........................      4.9                    3.8

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended March 31, 2001 and 2000

     Income before income taxes increased 10.3% from income of $492 million in 2000 to $542 million in 2001 and pretax margins increased to 12.0% in 2001 from 11.5% in 2000. The increase in pretax income was primarily attributable to an increase in revenue per equivalent admission and improvement in other operating expenses as a percentage of revenue.

     Revenues increased 5.4% to $4.5 billion in 2001 from $4.3 billion in 2000. The increase was primarily the result of renegotiating and renewing certain managed care contracts on more favorable terms. Admissions increased 1.0% from 2000 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.3%. Revenue per equivalent admission increased 5.0% over 2000. On a same facility basis, revenues increased 6.8%, admissions increased 2.3% and equivalent admissions increased 1.8% from 2000. Revenue per equivalent admission on a same facility basis increased 4.9% over 2000.

     Salaries and benefits, as a percentage of revenues increased to 39.6% in 2001 from 38.9% in 2000. Increasing wage rates, as evidenced by labor cost per man-hour increasing approximately 7.0% over the first quarter of 2000, continue to present a management and industry challenge. Salaries and benefits, as a percentage of revenues, also increased due to manhours associated with HCA's shared services initiatives.

     Supply costs increased slightly as a percentage of revenues to 15.8% in the first quarter of 2001 compared to 15.7% in the first quarter of 2000. The rate of increase in the cost of pharmaceutical, orthopedic and cardiac supplies was generally consistent with the increase in revenue per equivalent admission.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 16.8% in 2001 from 17.8% in 2000 due to small decreases in several of these areas as a percentage of revenues.

     The provision for doubtful accounts, as a percentage of revenues, increased to 7.2% in the first quarter of 2001 from 7.1% in 2000. The Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include delays in payments and the denial of claims by managed care payers and increases in the volume of health care services provided to uninsured patients in the Company's facilities.

     Equity in earnings of affiliates increased as a percentage of revenues to 1.0% in the first quarter of 2001 from 0.7% in 2000 due primarily to improved operations during 2001 in the Denver market joint venture.

     Depreciation and amortization decreased as a percentage of revenues to 5.7% in the first quarter of 2001 from 6.0% in the first quarter or 2000, primarily to due to depreciation and amortization levels remaining relatively unchanged while revenues increased.

     Interest expense increased to $142 million in the first quarter of 2001 from $119 million in the first quarter of 2000. The Company recognized $12 million of interest expense during the first quarter of 2001 related to the proposed settlement with the Federal government. The increase was also due to an increase in the average debt balance outstanding during the first quarter of 2001 compared to the first quarter of 2000. The average debt balance outstanding was $6.6 billion for the first quarter 2001 compared to $6.3 billion for the first quarter of 2000.

     During 2001 and 2000, respectively, the Company incurred $14 million and $13 million of restructuring of operations and investigation related costs. In 2001, the restructuring of operations and investigation related costs included $10 million of legal and accounting fees related to the governmental investigations and $4 million of other costs. In 2000, the costs included $8 million of legal and accounting fees and $5 million of other costs.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended March 31, 2001 and 2000 (continued)

     During the first quarter of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one consolidating hospital. Proceeds from the sale were used to repay bank borrowings.

     Minority interests increased slightly as a percentage of revenues to 0.7% during the first quarter of 2001 compared to 0.6% during the first quarter of 2000 due to improved operations at certain joint ventures.

  Liquidity and Capital Resources

     Cash provided by operating activities totaled $438 million in 2001 compared to $429 million in 2000. The increase in cash provided by operating activities during 2001 was primarily due to an increase in net income. HCA received an income tax refund of $140 million during the first quarter of 2001, but this was partially offset by the payment of $95 million to the government pursuant to the Plea Agreement.

     Working capital totaled $1.336 billion at March 31, 2001 and $312 million at December 31, 2000. During 2001, HCA refinanced $900 million which was included in current liabilities at December 31, 2000.

     Cash used in investing activities was $242 million in 2001 compared to $300 million in 2000. Excluding acquisitions, capital expenditures were $273 million in 2001 and $272 million in 2000. Planned capital expenditures in 2001 are expected to approximate $1.3 billion. At March 31, 2001, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $1.9 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA's credit agreement (approximately $664 million as of April 30, 2001) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was approximately $513 million at March 31, 2001. During 2000, two of HCA's joint venture partners exercised their put options whereby HCA purchased the partners' interests in the joint ventures for approximately $95 million. HCA cannot predict if, or when, other joint venture partners will exercise such options.

     During 1998, the Internal Revenue Service ("IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities, which participate in such joint ventures, or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS' proposed revocation of the not-for-profit entity's tax-exempt status. In the event that the not-for-profit entity's tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity's share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (continued)

     Investments of the Company's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.6 billion at March 31, 2001 and $1.7 billion at December 31, 2000. HCA's wholly-owned insurance subsidiary has entered into certain reinsurance contracts. The obligations covered by the reinsurance contracts remain on the balance sheet as HCA remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The unamortized balance of the amounts receivable related to the reinsurance contracts of $222 million at March 31, 2001 and $230 million at December 31, 2000, are included in other assets.

     HCA has entered into retroactive insurance contracts in regards to certain workers' compensation and professional liability risks. As a result of the reinsurance and retroactive contracts, deferred gains of $86 million at March 31, 2001 and $21 million at December 31, 2000 are included in other liabilities and will be recognized over the estimated recovery period using the interest method.

     Cash flows used in financing activities totaled approximately $322 million during 2001 and $186 million during 2000. The cash flows provided by continuing operating activities and investing activities were primarily used to repurchase common stock.

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. Through March 31, 2001, certain financial organizations purchased approximately 30.3 million shares of the Company's common stock for $941 million, utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled forward purchase contracts representing 1.9 million shares at a cost of $66 million. In accordance with the terms of the contracts, approximately 16.7 million shares at a cost of $575 million remain outstanding until settled by the Company. A component of the stock repurchase program has been the sale of put options, which entitle the holder to sell HCA's stock to HCA at a specified price on a specified date. At December 31, 2000, 3.8 million put options, with an average exercise price of $35.66 per share, were outstanding. During the first quarter of 2001, 1.0 million put options, at an exercise price of $35.25 per share, were exercised and 2.8 million put options expired unexercised. There were no put options outstanding at March 31, 2001. HCA expects to repurchase the remaining stock associated with the March 2000 repurchase authorization through open market purchases, privately negotiated transactions, forward purchase contracts or by utilizing the sale of put options.

     In November 1999, HCA announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During the first quarter of 2001, HCA settled forward purchase contracts associated with its November 1999 authorization representing 5.6 million shares at a cost of $163 million. In accordance with the terms of the forward purchase contracts, the shares purchased remain outstanding until the Company settles the forward purchase contracts. Approximately 10.1 million shares at a cost of $297 million remain outstanding until the forward purchase contracts are settled by HCA.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("Issue 00-19"), they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $747 million and $769 million to temporary equity at March 31, 2001 and December 31, 2000, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (continued)

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The settlement reached with the government in December 2000, as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims in the Notes to Condensed Consolidated Financial Statements, provides that the letters of credit will be reduced from $1 billion to $250 million at the time of the civil settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

     In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the "2001 Revolving Loan") and a $750 million term loan (the "2001 Term Loan"), collectively, the "2001 Bank Loans". The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA's revolving credit facility which was scheduled to mature in February 2002. The 2001 Term Loan proceeds were used to reduce outstanding bank loans and resulted in the reclassification of $900 million of debt from current liabilities to noncurrent liabilities. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA's credit ratings) or a competitive bid rate.

     The 2001 Bank Loans contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. HCA is currently in compliance with all such covenants.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating to Ba1 and maintained a positive outlook on the Company.

     Management believes that cash flows from operations, amounts available under the 2001 Bank Loans and the Company's anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

  Market Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. HCA currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA's wholly-owned insurance subsidiary or to alter the interest rate characteristics of the Company's debt instruments.

     The investments of HCA's wholly-owned insurance subsidiary were $1.09 billion in debt securities and $514 million in equity securities at March 31, 2001. These investments are carried at fair value with changes

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Market Risk (continued)

in unrealized gains and losses being recorded as adjustments to comprehensive income. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     With respect to the Company's interest-bearing liabilities, approximately $1.28 billion of long-term debt at March 31, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $5.38 billion at March 31, 2001 was subject to fixed rates of interest. The Company's variable interest rate is affected by both the general level of U.S. interest rates and the Company's credit rating. The Company's variable rate debt at March 31, 2001 was comprised of the Company's revolving credit facility of which interest was payable generally at LIBOR plus 0.45% to 1.5% (depending on the Company's credit ratings), and bank term loans of which interest was payable generally at LIBOR plus 0.75% to 2.5%. Due to decreases in LIBOR, the average rate for the Company's revolving credit facility decreased from 6.8% for the quarter ended March 31, 2000 to 6.3% for the quarter ended March 31, 2001, and the average rate for the Company's term loans decreased from 7.4% for the quarter ended March 31, 2000 to 7.3% for the quarter ended March 31, 2001. The estimated fair value of the Company's total long-term debt was $6.6 billion at March 31, 2001. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. In April 2001, HCA entered into the 2001 Bank Loans which did not change significantly the allocation of HCA's debt between variable and fixed rates of interest. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA's credit ratings) or a competitive bid rate. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $13 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, the Company generally targets a portion of its debt portfolio at a fixed rate, either by borrowing on a fixed or floating rate basis or entering into interest rate swap transactions. The Company has not, during 2001 or 2000, participated in any interest rate swap agreements.

     Foreign operations and the related market risks associated with foreign currency are currently insignificant to the Company's results of operations and financial position.

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $207 million as of March 31, 2001. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 5 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               2001       2000
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      185         192
  June 30...................................................                  195
  September 30..............................................                  189
  December 31...............................................                  187
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       74          80
  June 30...................................................                   80
  September 30..............................................                   76
  December 31...............................................                   75
Licensed hospital beds at(a):
  March 31..................................................   40,895      42,006
  June 30...................................................               42,240
  September 30..............................................               41,298
  December 31...............................................               41,009
Weighted average licensed beds(b):
  Quarter:
    First...................................................   40,950      42,184
    Second..................................................               41,923
    Third...................................................               41,409
    Fourth..................................................               41,128
  Year......................................................               41,659
Average daily census(c):
  Quarter:
    First...................................................   22,842      22,697
    Second..................................................               20,526
    Third...................................................               20,028
    Fourth..................................................               20,572
  Year......................................................               20,952
Admissions(d):
  Quarter:
    First...................................................  412,000     408,100
    Second..................................................              380,600
    Third...................................................              381,200
    Fourth..................................................              383,600
  Year......................................................            1,553,500
Equivalent admissions(e):
  Quarter:
    First...................................................  597,800     595,900
    Second..................................................              570,600
    Third...................................................              568,500
    Fourth..................................................              565,800
  Year......................................................            2,300,800
Average length of stay (days)(f):
  Quarter:
    First...................................................      5.0         5.1
    Second..................................................                  4.9
    Third...................................................                  4.8
    Fourth..................................................                  4.9
  Year......................................................                  4.9

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                           OPERATING DATA (CONTINUED)

                                                               2001       2000
                                                              -------   ---------
NON-CONSOLIDATING(G)
Number of hospitals in operation at:
  March 31..................................................        9          13
  June 30...................................................                    9
  September 30..............................................                    9
  December 31...............................................                    9
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        3           3
  June 30...................................................                    3
  September 30..............................................                    3
  December 31...............................................                    3
Licensed hospital beds at:
  March 31..................................................    2,698       3,251
  June 30...................................................                2,697
  September 30..............................................                2,697
  December 31...............................................                2,715

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

     The Company is facing significant legal challenges. The Company is the subject of various government investigations and litigation, qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state court, patient/payer actions and general liability claims.

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

     Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. The civil issues that are not covered by the Civil Agreement include claims related to cost reports and physician relations issues.

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

     The Company continues to cooperate in government investigations. Given the scope of the investigations and current litigation, the Company anticipates continued investigative activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 9 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States and have been unsealed and served on the Company. To the best of the Company's knowledge the actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of excessive Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 or more than $11,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. In many instances there are additional common law claims. There are qui tam cases that have been unsealed but have not yet been served on the Company. The Company is aware of additional qui tam actions that remain under seal, and there may be other sealed qui tam cases of which it is unaware.

     On February 12, 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation ("MDL") seeking to transfer and consolidate, pursuant to 28 U.S.C. 1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia. There are some qui tam actions that remain outside the consolidation.

     On January 30, 2001, the District Court in the District of Columbia entered an order establishing an initial schedule for the consolidated qui tam cases. Among other things, the Court ordered that for those qui tam cases which will be dismissed in full or in part pursuant to the Civil Agreement, the parties must file motions to dismiss by February 14, 2001. The Court ordered that, by March 15, 2001, the government must make an intervention decision on the remaining cases and file and serve a Complaint for those cases in which it intervenes. On March 15, 2001, the government filed its notice of intervention or notice declining intervention (where it had not already declined intervention) in each qui tam action in the MDL proceeding. In each case where the government intervened, it served the complaint on the Company. In those cases where the government declined intervention, the respective relators were required to serve the complaint by March 15, 2001 or within 15 days after the government's notice declining intervention, whichever is later.

     The unsealed qui tam Complaints included in the consolidated MDL proceeding include the following:

     In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA et al, Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1992, and is a qui tam action alleging various violations of the Federal False Claims Act concerning the Company's claims for reimbursement under various Federal programs including Medicare, Medicaid and other federally funded programs. The complaint focuses on the alleged creation of certain "cost report reserves" in connection with the preparation of hospital cost reports submitted for the purpose of federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the Government dating back to cost report years ended in 1994 and thereafter. In addition, the relator has served a complaint to preserve the non-intervened claims.

     In December 1998, the U.S. District for the Middle District of Florida unsealed United States, ex rel. Schilling v. Columbia/HCA, Civil Action No. 96-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and, on March 15, 2001, the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the Government dating back to cost report years ended in 1994 and thereafter. In addition, the relator has served a complaint to preserve the non-intervened claims.

     On July 31, 1998, the U.S. District Court for the Western District of Texas, unsealed United States ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and alleges various violations of the False Claims Act concerning statements made to the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. In September 1998, the government intervened in some of these allegations, but not the allegations relating to the Joint Commission issues. The court has dismissed the DRG upcoding allegations as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss relator's physician referral allegations and certain of the relator's cost report allegations on jurisdictional grounds. The government also withdrew its intervention on the one cost-shifting allegation, and relator has dismissed that allegation. The government retained intervention in the surviving cost-shifting allegations. The first amended complaint was served on the Company on March 9, 2001. The Company has filed a Motion to Dismiss the complaint, which is pending before the Court.

     The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Discovery in this matter is currently stayed. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company intends to file a response to the complaint on or before May 14, 2001.

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

     In June 1998, the case United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No 98-1260-CIV-T-23F, in the Middle District of

Florida, Tampa Division, was filed. The government intervened in this action on March 31, 1999. This action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative included non-allowable costs which were reimbursed and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. On March 15, 2001, the government withdrew its intervention as to certain claims and served a complaint on the Company. The relator has moved to dismiss the remaining non-intervened claims. The Company intends to file a response to the complaint on or before May 14, 2001.

     The case United States ex rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain claims relating to the request for reimbursement for non-allowable costs and served its complaint on the Company. The relator has moved to dismiss the remaining claims. The Company intends to file a response to the complaint on or before May 14, 2001.

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

     In August 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians' Services Inc., El Paso Nurses Unlimited inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas and the Company was served on or about September 16, 1999. In general, the complaint alleges that the defendants submitted false claims regarding the 72-hour rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, and improperly billed charges for certified first assistants in surgery, home health visits, senior health centers, diabetic treatment centers and wound care centers. Also in 1997, the relator filed a case, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The court has dismissed claims relating to the home health issues as being covered by the Civil Agreement. On March 15, 2001, the government declined to intervene on both complaints. Relator has served both complaints on the Company, and the Company intends to respond.

     In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company intends to respond to the complaint on or before May 14, 2001. Relator has served a complaint to preserve its non-intervened counts, and the Company intends to respond.

     In 1997, United States ex rel. Adams v. Columbia/HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. On March 15, 2001, the government declined to intervene in this case. Relator has served the complaint on the Company, and the Company intends to respond.

     In August 1997, United States ex rel. Baker, Trent & Ekery v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. SA-97-CA-0955 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as engaging in improper cost shifting, allegedly creating the filing of false cost report claims. On March 15, 2001, the government declined to intervene in this case. Relator did not serve a complaint on the Company.

     In 1996, United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud allegations. The government served the complaint on the Company. The Company intends to respond to the complaint on or before May 14, 2001. Relator has withdrawn the non-intervened counts.

     On September 2, 1997, United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that the Company engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. On March 15, 2001, the government intervened in this case and served the complaint on the Company. The Company intends to respond to this complaint on or before May 14, 2001.

     In 1998, United States ex rel Barrett and Goodwin v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. On March 15, 2001, the government declined to intervene in this case. Relator served the complaint and the Company filed a Motion to Dismiss, which is currently pending before the Court.

     In 1996, United States ex rel Rappaport v. Hospital Corp. of America, et al., Civ. Action No. CV 96-N-1491-S (A)(N.D. Ala.) was filed in the United States District Court for the Northern District of Alabama. In general, the complaint alleges the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as upcoding, improper lab billing, cost-shifting and other improper cost reporting practices in violation of the False Claims Act. On February 16, 2001 the court dismissed the DRG upcoding claims. On March 9, 2000, the government declined to intervene in this case. Relator did not serve a complaint on the Company.

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

     In 1998, United States ex rel. Buck v. St. Petersburg General Hospital, et al., Civ. Action No. 98-1631-CIV-T26B (M.D. Fla.) was filed in United States District Court for the Middle District of Florida. In general, the complaint alleges that the Company improperly billed Medicare for private rooms for patients when they were actually put in semi-private rooms. On December 27, 1999, the government declined to intervene in this case. Relator did not serve a complaint on the Company.

     In 1997, United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports by improper inflation of cost basis relating to the gero-psych ward. On March 15, 2001, the government declined to intervene in this case. The relator served the complaint on the Company, and the Company intends to respond.

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

     In 1999, United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice which allegedly resulted in improper cost allocation to the hospital's acute care services and thus improperly increased reimbursement. On February 13, 2001, the government declined to intervene in this case. The relator served the complaint on the Company, and the Company intends to respond.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. In September 1999, the District Court entered an order granting the defendants' motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court's dismissal order and remanding the case to the trial court. On April 23, 2001, the Sixth Circuit denied defendants' motion for rehearing, or certification to the Delaware Supreme Court.

     On July 28, 2000, the District Court entered an order granting the defendants' motions to dismiss in Morse. The District Court's order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs' motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal is currently pending before the Sixth Circuit.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. In addition, a purported derivative action entitled Williams v. Averhoff, (Civil Action No. 15055-NC) was filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County, but has not been served on any defendants. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company's stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick and Williams lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company's stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick and Williams lawsuits. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for independent public directors; and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an order temporarily staying the lawsuit.

     The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys' fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court's ruling on the defendants' motions to dismiss the McCall action referred to above. As a result of the court's September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court's dismissal order and remanding the case to the trial court, and, on April 23, 2001, the Sixth Circuit denied defendants' motion for rehearing, or, in the alternative, certification to the Delaware Supreme Court. (See Carl
H. McCall, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., above.)

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs' motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers' Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs' motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the Court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court's decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set.

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

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresenta-tion. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

     The matter of The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case (below) and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys' fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs' amended complaint (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

     Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home health care units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

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

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 9 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000. On May 24, 2000, the court issued a memorandum opinion and an order dismissing the plaintiffs' action with prejudice and entered a judgment in favor of defendants. The court ruled that the defendants did not breach their fiduciary duty to the Stock Bonus Plan. On June 12, 2000, plaintiffs filed a notice of appeal. The appeal has been fully briefed. Oral argument has not been set by the Court of Appeals.

     On December 4, 1997, a lawsuit captioned Florida Software Systems, Inc., a Florida corporation v. Columbia/HCA Healthcare Corporation, a Delaware corporation was filed in the United States District Court for the Middle District of Florida (Civil Action No. 97-2866-C.V.-T-17b). The lawsuit alleges that the defendant breached an agreement under which Florida Software Systems, Inc. was allegedly granted the exclusive right to provide medical claims management for certain claims made by the Company for payment to any third-party payers in connection with the rendering of medical care or services. The lawsuit alleges claims for fraud, breach of implied contract and breach of contract. The lawsuit seeks damages, attorneys' fees and costs in excess of $2 billion, as well as injunctive relief. The court denied the plaintiff's motion for a preliminary injunction. On October 15, 1998, the Company filed a counterclaim and third-party complaint against Florida Software Systems, Inc., Receivable Dynamics Inc., Nevada Communications Corporation, Norman R. Dobiesz, Maureen Donovan Dobiesz, Stuart M. Lopata, and Samuel A. Greco (a former senior officer at the Company). The counterclaim alleges racketeering, conspiracy, breach of fiduciary duty, and breach of contract. Defendants in the counterclaim and third-party complaint have filed answers to the counterclaim and third-party complaint. Discovery has been conducted and several dispositive motions are pending with the court. A related pending lawsuit, Nevada Communications Corporation, a Delaware Corporation v. Columbia/HCA Healthcare Corporation, a Delaware Corporation, which was filed in the 12th Judicial Circuit Court for Manatee County, Florida (Civil Action No. CA 98-3039) involves similar issues and alleges a breach of a telecommunications contract. The Company has filed a counterclaim containing allegations similar to the counterclaim in the Florida Software lawsuit. A trial on the Nevada Communications matter was commenced on April 9, 2001. The Nevada Communications and Florida Software matters were settled on April 30, 2001, with no payments required of the Company.

     Two law firms representing groups of health insurers have approached the Company and alleged that the Company's affiliates may have overcharged or otherwise improperly billed the health insurers for various types of medical care during the time frame from 1994 through 1997. The Company is engaged in discussions with these insurers, but no litigation has been filed. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 10.1 -- HCA -- The Healthcare Company 2001 Performance Equity Incentive Plan (which plan is filed herewith).*

     Exhibit 10.2 -- $2.5 Billion Credit Agreement, dated April 30, 2001, among the Company, The Several Banks and Other Financial Institutions, JPMorgan, a Division of Chase Securities, Inc., as Sole Advisor, Lead Arranger and Bookrunner and The Chase Manhattan Bank, as Administrative Agent (which agreement is filed herewith).*

     Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
     Charges.

     *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval System.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

     On January 31, 2001, the Company filed a report on Form 8-K which announced the issuance of $500 million of 7 7/8% Notes due 2011.

     On February 20, 2001, the Company filed a report on Form 8-K which announced its operating results for the year and fourth quarter ended December 31, 2000.

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

Date: May 11, 2001