Form 10-Q
period 2001-06-30
HCA INC/TN
filed 2001-08-14
CIK 860730

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

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-11239

                                    HCA INC.
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

                                  FORMER NAME:
                         HCA -- The Healthcare Company
                          Date of Change: July 1, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT JULY 31, 2001
                ---------------------                              ----------------------------
         Voting common stock, $.01 par value                            492,661,500 shares
       Nonvoting common stock, $.01 par value                            21,000,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    HCA INC.

                                   FORM 10-Q
                                 JUNE 30, 2001

                                                                          PAGE OF
                                                                         FORM 10-Q
                                                                         ---------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited):
           Condensed Consolidated Statements of Operations -- for the
             quarters and six months ended June 30, 2001 and 2000......      3
           Condensed Consolidated Balance Sheets -- June 30, 2001 and
             December 31, 2000.........................................      4
           Condensed Consolidated Statements of Cash Flows -- for the
             six months ended June 30, 2001 and 2000...................      5
           Notes to Condensed Consolidated Financial Statements........      6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     15

Item 3.    Quantitative and Qualitative Disclosure of Market Risk......     29

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     30
Item 4.    Submission of Matters to a Vote of Security Holders.........     43
Item 6.    Exhibits and Reports on Form 8-K............................     44

                                    HCA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              QUARTER             SIX MONTHS
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Revenues..............................................  $  4,476   $  4,133   $  8,977   $  8,404

Salaries and benefits.................................     1,822      1,645      3,604      3,306
Supplies..............................................       713        655      1,424      1,325
Other operating expenses..............................       800        768      1,557      1,532
Provision for doubtful accounts.......................       301        299        626        601
Depreciation and amortization.........................       262        265        519        521
Interest expense......................................       139        136        281        255
Equity in earnings of affiliates......................       (36)       (33)       (82)       (65)
Settlement with Federal government....................         2        745          2        745
Gains on sales of facilities..........................        --        (18)       (13)       (18)
Restructuring of operations and investigation related
  costs...............................................        13         12         27         25
                                                        --------   --------   --------   --------
                                                           4,016      4,474      7,945      8,227
                                                        --------   --------   --------   --------
Income (loss) before minority interests and income
  taxes...............................................       460       (341)     1,032        177
Minority interests in earnings of consolidated
  entities............................................        29         29         59         55
                                                        --------   --------   --------   --------

Income (loss) before income taxes.....................       431       (370)       973        122
Provision (benefit) for income taxes..................       168        (98)       384         98
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $    263   $   (272)  $    589   $     24
                                                        ========   ========   ========   ========

Per share data:

  Basic earnings (loss)...............................  $   0.49   $  (0.49)  $   1.10   $   0.04

  Diluted earnings (loss).............................  $   0.48   $  (0.49)  $   1.07   $   0.04

  Cash dividends......................................  $   0.02   $   0.02   $   0.04   $   0.04

Shares used in earnings per share calculations (in thousands):

  Basic...............................................   531,617    554,759    536,472    558,999

  Diluted.............................................   545,815    554,759    550,290    569,109

                            See accompanying notes.

                                    HCA INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   124      $   314
  Accounts receivable, less allowance for doubtful accounts
     of $1,637 and $1,583...................................    2,364        2,211
  Inventories...............................................      405          396
  Income taxes receivable...................................       73          197
  Other.....................................................    1,413        1,335
                                                              -------      -------
                                                                4,379        4,453

Property and equipment, at cost.............................   14,695       14,290
Accumulated depreciation....................................   (6,130)      (5,810)
                                                              -------      -------
                                                                8,565        8,480

Investments of insurance subsidiary.........................    1,529        1,371
Investments in and advances to affiliates...................      831          779
Intangible assets, net......................................    2,170        2,155
Other.......................................................      406          330
                                                              -------      -------
                                                              $17,880      $17,568
                                                              =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   673      $   693
  Accrued salaries..........................................      356          352
  Government settlement accrual.............................      745          840
  Other accrued expenses....................................      961        1,135
  Long-term debt due within one year........................      218        1,121
                                                              -------      -------
                                                                2,953        4,141

Long-term debt..............................................    6,857        5,631
Professional liability risks, deferred taxes and other
  liabilities...............................................    2,313        2,050
Minority interests in equity of consolidated entities.......      596          572
Company-obligated mandatorily redeemable securities of
  affiliate holding solely Company securities...............      300           --
Forward purchase contracts and put options..................       --          769

Stockholders' equity:
  Common stock $.01 par; authorized 1,650,000,000 shares;
     outstanding 518,222,700 shares in 2001 and 542,991,700
     shares in 2000.........................................        5            5
  Other.....................................................        6            9
  Accumulated other comprehensive income....................       37           52
  Retained earnings.........................................    4,813        4,339
                                                              -------      -------
                                                                4,861        4,405
                                                              -------      -------
                                                              $17,880      $17,568
                                                              =======      =======

                            See accompanying notes.

                                    HCA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   UNAUDITED
                             (DOLLARS IN MILLIONS)

                                                               2001      2000
                                                              -------   ------
Cash flows from operating activities:
  Net income................................................  $   589   $   24
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................      626      601
     Depreciation and amortization..........................      519      521
     Income taxes...........................................      173     (282)
     Settlement with Federal government.....................      (95)     745
     Gains on sales of facilities...........................      (13)     (18)
     Changes in operating assets and liabilities............     (811)    (921)
     Other..................................................       (4)      23
                                                              -------   ------
          Net cash provided by operating activities.........      984      693
                                                              -------   ------
Cash flows from investing activities:
     Purchase of property and equipment.....................     (591)    (586)
     Acquisition of hospitals and health care entities......      (94)    (290)
     Investment in and advances to affiliates...............      (24)      --
     Disposition of property and equipment..................       92      263
     Change in investments..................................     (198)     (96)
     Other..................................................      (19)     (76)
                                                              -------   ------
          Net cash used in investing activities.............     (834)    (785)
                                                              -------   ------
Cash flows from financing activities:
     Issuance of long-term debt.............................    1,750    1,308
     Net change in revolving bank credit....................     (200)      --
     Repayment of long-term debt............................   (1,220)    (860)
     Payment of cash dividends..............................      (22)     (22)
     Repurchases of common stock, net.......................     (611)    (255)
     Other..................................................      (37)      23
                                                              -------   ------
          Net cash (used in) provided by financing
           activities.......................................     (340)     194
                                                              -------   ------
Change in cash and cash equivalents.........................     (190)     102
Cash and cash equivalents at beginning of period............      314      190
                                                              -------   ------
Cash and cash equivalents at end of period..................  $   124   $  292
                                                              =======   ======
Interest payments...........................................  $   240   $  247
Income tax payments.........................................  $   211   $  378

                            See accompanying notes.

                                    HCA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     HCA Inc., formerly HCA -- The Healthcare Company, is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2001, these affiliates owned and operated 185 hospitals, 75 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate nine hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company's facilities are located in 24 states, England and Switzerland. The terms "HCA" or the "Company" as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS

     The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

     On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

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

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 2 -- INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS

 (CONTINUED)
     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. On July 31, 2001, the government filed a motion to order payment of the settlement amount by the Company. On August 7, 2001, an order was entered approving the settlement and directing payment. On August 10, 2001, the payment was made by the Company. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million upon payment of the settlement amount. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See
Note 10 -- Contingencies and Part II, Item 1: Legal Proceedings.

NOTE 3 -- FACILITY SALE

     During the first six months of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one consolidating hospital. During the first six months of 2000, HCA recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one consolidating hospital. Proceeds from each sale were used to repay bank borrowings in each respective period.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 4 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     HCA recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note
2 -- Investigations and Agreements to Settle Certain Government Claims (in millions):

                                                                QUARTER     SIX MONTHS
                                                              -----------   -----------
                                                              2001   2000   2001   2000
                                                              ----   ----   ----   ----
Professional fees related to investigations.................  $10    $12    $20    $20
Other.......................................................    3     --      7      5
                                                              ---    ---    ---    ---
                                                              $13    $12    $27    $25
                                                              ===    ===    ===    ===

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The liability balance for accrued severance and lease commitments was approximately $5 million at June 30, 2001.

NOTE 5 -- INCOME TAXES

     HCA is currently contesting before the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of the Company's 1994-1996 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns,
HCA -- Hospital Corporation of America's ("Hospital Corporation of America") 1991 through 1993 Federal income tax returns and Healthtrust, Inc. -- The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the disallowance of certain financing costs, system conversion costs and insurance premiums which were deducted in calculating taxable income, and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by the Company in 1995 and 1996. The IRS is claiming an additional $212 million in income taxes and interest through June 30, 2001.

     During the second quarter of 2001, the Company filed a notice of appeal with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America's 1987 through 1988 Federal income tax returns. The Company expects to file an appeal with the United States Court of Appeals, Sixth Circuit, during the third quarter of 2001, contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of the recognition of deferred income in connection with its sale of certain subsidiaries to Healthtrust in 1987.

     Neither the Company nor the IRS filed notices of appeal with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns. Accordingly, these decisions have become final and Hospital Corporation of America's 1981 through 1986 taxable years are now closed.

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

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000 (dollars in millions, except per share amounts and shares in thousands):

                                                      QUARTER             SIX MONTHS
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Net income (loss).............................  $    263   $   (272)  $    589   $     24
Weighted average common shares outstanding....   531,617    554,759    536,472    558,999
Effect of dilutive securities:
  Stock options...............................    12,493         (a)    12,241      6,422
  Other.......................................     1,705         (a)     1,577      3,688
                                                --------   --------   --------   --------
Shares used for diluted earnings (loss) per
  share.......................................   545,815    554,759    550,290    569,109
                                                ========   ========   ========   ========
Earnings per share:
  Basic earnings (loss) per share.............  $   0.49   $  (0.49)  $   1.10   $   0.04
  Diluted earnings (loss) per share...........  $   0.48   $  (0.49)  $   1.07   $   0.04

---------------

(a) No incremental shares included due to the loss incurred for the quarter ended June 30, 2000.

NOTE 7 -- DERIVATIVES

     Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). SFAS 133 requires HCA to recognize all derivatives on the balance sheet at fair value.

     HCA entered into interest rate swap agreements to manage its exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA's credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements will be settled on a net basis.

     In accordance with the provisions of SFAS 133, HCA designated its outstanding interest rate swap agreements as fair value hedges. HCA determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA's debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 7 -- DERIVATIVES (CONTINUED)

     The following table sets forth HCA's derivative financial instruments at June 30, 2001 (dollars in millions):

                                                             NOTIONAL   TERMINATION   FAIR
                                                              AMOUNT       DATE       VALUE
                                                             --------   -----------   -----
Interest rate swap -- floating.............................    $250     May 2006       $1
Interest rate swap -- floating.............................    $250     May 2006       $1

     The fair value of the interest rate swaps at June 30, 2001 represents the estimated amounts HCA would have received upon termination of these agreements.

NOTE 8 -- LONG-TERM DEBT

     In January 2001, HCA issued $500 million of 7.875% notes due February 1, 2011. Proceeds from the notes were used to retire the outstanding balance under HCA's $1.2 billion term loan agreement.

     In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the "2001 Revolving Loan") and a $750 million term loan (the "2001 Term Loan"), collectively, the "2001 Bank Loans". The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA's $2.0 billion revolving credit facility which was scheduled to mature in February 2002. The 2001 Term Loan proceeds were used to reduce outstanding bank loans and resulted in the reclassification of $900 million of debt from current liabilities to noncurrent liabilities. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA's credit ratings) or a competitive bid rate.

     In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating to Ba1 and maintained a positive outlook on the Company. In May 2001, Standard & Poor's changed its rating outlook on HCA from stable to positive.

NOTE 9 -- STOCK REPURCHASE PROGRAM

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Through June 30, 2001, certain financial organizations had purchased 31.3 million shares of the Company's common stock for $977 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During the first quarter of 2001, HCA settled forward purchase contracts representing
1.9 million shares at a cost of $66 million. During the second quarter of 2001, HCA settled forward purchase contracts representing 12.1 million shares at a cost of $405 million. In accordance with the terms of the contracts, 5.6 million shares at a cost of $206 million remained outstanding at June 30, 2001; however, during July 2001, HCA settled these contracts. A component of the stock repurchase program was the sale of put options, which entitle the holder to sell HCA's stock to HCA at a specified price on a specified date. At December 31, 2000, 3.8 million put options, with an average exercise price of $35.66 per share, were outstanding. During the first quarter of 2001, 1.0 million put options, at an exercise price of $35.25 per share, were exercised and 2.8 million put options expired unexercised. There were no put options outstanding at June 30, 2001. In connection with the March 2000 authorization during 2001, HCA has also purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 9 -- STOCK REPURCHASE PROGRAM (CONTINUED)

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During the first quarter of 2001, HCA settled forward purchase contracts associated with its November 1999 authorization representing 5.6 million shares at a cost of $163 million. During the second quarter of 2001, HCA settled the remaining forward purchase contracts associated with the November 1999 authorization representing
10.1 shares for $298 million.

     During the second quarter of 2001, the Company entered into an agreement with a financial institution that resulted in the financial institution investing $300 million to capitalize an entity that would acquire HCA common shares. This consolidated affiliate acquired 16.8 million of HCA shares in connection with the Company's settlement of certain forward purchase contracts. The financial institution's investment in the consolidated affiliate is scheduled for repayment by the Company on April 30, 2003 and is reflected in HCA's balance sheet as "Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities." The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate, is recorded as minority interest expense.

     The significant terms of the forward purchase contracts utilized in the repurchase transactions include: (1) in consideration for the purchases, the Company is obligated to pay the counterparties an amount equal to their average cost to acquire the stock plus a rate of LIBOR plus 125 basis points, (2) the contracts generally have a stated term of one year, but the Company may settle the contracts at any time, subject to certain notification requirements and (3) the Company may settle the contracts, at its discretion, by one of three methods: (a) physical settlement -- where the Company would pay cash in exchange for the shares, (b) net share settlement -- where the Company would issue shares to the counterparties or the counterparties would return shares to the Company in amounts that provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the counterparties' cost to acquire the shares plus the specified rate of return or
(c) net cash settlement -- where the Company would pay cash to the counterparties or the counterparties would pay cash to the Company in amounts that would provide value equal to the differential between the market value of the shares on the settlement date less transaction costs and the cost to acquire the shares plus the specified rate of return.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("Issue 00-19"), they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million to temporary equity at December 31, 2000. The Company believes that the forward purchase contracts that were not settled at June 30, 2001 (representing 5.6 million shares at a cost of $206 million) were compliant with the provisions of Issue 00-19.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. As provided under the Civil Agreement with the government, as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims, the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

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

  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions, the claimants may seek punitive damages against the Company, which may not be covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 11 -- COMPREHENSIVE INCOME

     The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2001 and 2000 are as follows (in millions):

                                                            QUARTER      SIX MONTHS
                                                          ------------   -----------
                                                          2001   2000    2001   2000
                                                          ----   -----   ----   ----
Net income (loss)......................................   $263   $(272)  $589   $24
Unrealized gains (losses) on securities................     32     (16)    (7)   (8)
Foreign currency translation adjustments...............     (3)     (2)    (8)   (2)
                                                          ----   -----   ----   ---
Comprehensive income (loss)............................   $292   $(290)  $574   $14
                                                          ====   =====   ====   ===

     The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Net unrealized gains on securities..........................    $46          $53
Foreign currency translation adjustments....................     (9)          (1)
                                                                ---          ---
Accumulated other comprehensive income......................    $37          $52
                                                                ===          ===

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended June 30, 2001 and 2000, 28% of the Company's revenues related to patients participating in the Medicare program. During both six month periods ended June 30, 2001 and 2000, 29% of the Company's revenues related to patients participating in the Medicare program.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

     HCA's operations are structured into two geographically organized groups: the Eastern Group includes 96 consolidating hospitals located in the Eastern United States and the Western Group includes 77 consolidating hospitals located in the Western United States. These two groups represent HCA's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes four consolidating hospitals which HCA intends to sell or close and the residual operations of certain other hospitals which have been sold. HCA also operates eight consolidating hospitals in England and Switzerland.

     HCA's senior management reviews geographic distributions of HCA's revenues, EBITDA and depreciation and amortization. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, restructuring of operations and investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA's revenues, EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

                                                            QUARTER         SIX MONTHS
                                                        ENDED JUNE 30,    ENDED JUNE 30,
                                                        ---------------   ---------------
                                                         2001     2000     2001     2000
                                                        ------   ------   ------   ------
Revenues:
  Eastern Group.......................................  $2,216   $2,032   $4,465   $4,175
  Western Group.......................................   2,078    1,863    4,133    3,746
  Corporate and other(a)..............................     146      110      304      199
  National Group......................................      36      128       75      284
                                                        ------   ------   ------   ------
                                                        $4,476   $4,133   $8,977   $8,404
                                                        ======   ======   ======   ======
EBITDA:
  Eastern Group.......................................  $  498   $  451   $1,050   $  989
  Western Group.......................................     437      355      871      723
  Corporate and other(a)..............................     (58)       6      (62)       4
  National Group......................................      (1)     (13)     (11)     (11)
                                                        ------   ------   ------   ------
                                                        $  876   $  799   $1,848   $1,705
                                                        ======   ======   ======   ======
Depreciation and amortization:
  Eastern Group.......................................  $  115   $  115   $  224   $  229
  Western Group.......................................     109      110      217      220
  Corporate and other(a)..............................      34       26       71       49
  National Group......................................       4       14        7       23
                                                        ------   ------   ------   ------
                                                        $  262   $  265   $  519   $  521
                                                        ======   ======   ======   ======

---------------

(a) Includes the Company's eight consolidating hospitals located in England and Switzerland.

                                    HCA INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   UNAUDITED

NOTE 13 -- BUSINESS COMBINATIONS

     The following is a summary of acquisitions consummated during the six months ended June 30, 2001 and 2000 (dollars in millions):

                                                              2001    2000
                                                              ----    ----
Number of hospitals.........................................     1       7
Number of licensed beds.....................................   180     760
Purchase price information:
  Hospitals:
     Fair value of assets acquired..........................  $ 69    $322
     Liabilities assumed....................................    --     (89)
                                                              ----    ----
          Net assets acquired...............................    69     233
  Other health care entities acquired.......................    25      57
                                                              ----    ----
          Net cash paid.....................................  $ 94    $290
                                                              ====    ====

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $49 million in 2001 and $82 million in 2000. The pro forma effect of these acquisitions on the Company's results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 14 -- RECENT PRONOUNCEMENTS

     During July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for years beginning after December 15, 2001. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. HCA will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $76 million ($0.14 per share) per year. HCA will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect the results of these tests will have on the Company's results of operations and financial position.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative," "should," "intends" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company's control, that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and governmental investigations and litigation involving the Company's business practices, including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government's remaining civil cases and to obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers,
(v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform,
(vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company's common stock, (x) ability to complete the share repurchase program and to settle related purchase contracts, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement the Company's shared services and other initiatives and realize a decrease in administrative, supply and infrastructure costs, (xix) the outcome of pending and future tax audits and litigation associated with the Company's tax positions, (xx) the outcome of the Company's continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company's corporate integrity agreement with the government, (xxi) increased reviews of the Company's cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INVESTIGATIONS AND AGREEMENTS TO SETTLE CERTAIN GOVERNMENT CLAIMS

     The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

     On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

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

     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. On July 31, 2001, the government filed a motion to order payment of the settlement amount by the Company. On August 7, 2001, an order was entered approving the settlement and directing payment. On August 10, 2001, the payment was made by the Company. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million upon payment of the settlement amount. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

     While management is unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements and Part II, Item 1: Legal Proceedings.

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

     - Streamline and decentralize management, consistent with HCA's local focus: HCA's strategy to streamline and decentralize the Company's management structure affords management of the Company's facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

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

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues are affected by pressure on payment rates by government, managed care providers and others. Under the Balanced Budget Act of 1997 ("BBA-97"), the Company's reimbursement from the Medicare and Medicaid programs was reduced. Subsequent to BBA-97, two relief bills were passed by Congress. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of BBA-97. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the next five years which began in April 2001. BBA-97 contained a requirement that the Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) adopt a prospective payment system ("PPS") for outpatient hospital services, which was implemented during August 2000. The outpatient PPS has not had a measurable effect on the Company's financial results. During the second quarter of 2001, the Company experienced an increase in revenue per equivalent admission of 7.2% over the second quarter of 2000 due to renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government as a result of BIPA. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and six months ended June 30, 2001 and 2000 are set forth below.

                                                         QUARTER          SIX MONTHS
                                                      --------------    --------------
                                                      2001     2000     2001     2000
                                                      -----    -----    -----    -----
Medicare............................................   37.6%    36.8%    38.3%    37.6%
Medicaid............................................   10.4     10.6     10.5     10.7
Managed care and other discounted...................   41.5     42.7     40.9     42.2
Other...............................................   10.5      9.9     10.3      9.5
                                                      -----    -----    -----    -----
                                                      100.0%   100.0%   100.0%   100.0%
                                                      =====    =====    =====    =====

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Revenue/Volume Trends (continued)

     The approximate percentages of inpatient revenues of the Company's facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and six months ended June 30, 2001 and 2000 are set forth below:

                                                         QUARTER          SIX MONTHS
                                                      --------------    --------------
                                                      2001     2000     2001     2000
                                                      -----    -----    -----    -----
Medicare............................................   39.5%    41.1%    40.2%    41.8%
Medicaid............................................    6.7      7.4      6.8      7.5
Managed care and other discounted...................   39.7     37.1     38.8     35.8
Other...............................................   14.1     14.4     14.2     14.9
                                                      -----    -----    -----    -----
                                                      100.0%   100.0%   100.0%   100.0%
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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Operating Results Summary

     The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2001 and 2000 (dollars in millions, except per share amounts):

                                                                      QUARTER
                                                          -------------------------------
                                                               2001             2000
                                                          --------------   --------------
                                                          AMOUNT   RATIO   AMOUNT   RATIO
                                                          ------   -----   ------   -----
Revenues................................................  $4,476   100.0   $4,133   100.0

Salaries and benefits...................................   1,822    40.7    1,645    39.8
Supplies................................................     713    15.9      655    15.9
Other operating expenses................................     800    17.9      768    18.6
Provision for doubtful accounts.........................     301     6.7      299     7.2
Depreciation and amortization...........................     262     5.9      265     6.3
Interest expense........................................     139     3.1      136     3.3
Equity in earnings of affiliates........................     (36)   (0.8)     (33)   (0.8)
Settlement with Federal government......................       2      --      745    18.0
Gains on sales of facilities............................      --      --      (18)   (0.4)
Restructuring of operations and investigation related
  costs.................................................      13     0.3       12     0.3
                                                          ------   -----   ------   -----
                                                           4,016    89.7    4,474   108.2
                                                          ------   -----   ------   -----
Income (loss) before minority interests and income
  taxes.................................................     460    10.3     (341)   (8.2)
Minority interests in earnings of consolidated
  entities..............................................      29     0.7       29     0.8
                                                          ------   -----   ------   -----
Income (loss) before income taxes.......................     431     9.6     (370)   (9.0)
Provision (benefit) for income taxes....................     168     3.7      (98)   (2.4)
                                                          ------   -----   ------   -----
Net income (loss).......................................  $  263     5.9   $ (272)   (6.6)
                                                          ======   =====   ======   =====
Basic earnings (loss) per share.........................  $ 0.49           $(0.49)
Diluted earnings (loss) per share.......................  $ 0.48           $(0.49)
% changes from prior year:
  Revenues..............................................     8.3%            (0.7)%
  Income (loss) before income taxes.....................   216.3           (268.5)
  Net income (loss).....................................   196.5           (354.8)
  Basic earnings (loss) per share.......................   200.0           (372.2)
  Diluted earnings (loss) per share.....................   198.0           (372.2)
  Admissions(a).........................................     2.1             (3.8)
  Equivalent admissions(b)..............................     1.0             (4.4)
  Revenue per equivalent admission......................     7.2              3.9
Same facility % changes from prior year(c):
  Revenues..............................................    10.6              5.2
  Admissions(a).........................................     4.2              3.0
  Equivalent admissions(b)..............................     3.5              2.8
  Revenue per equivalent admission......................     6.9              2.4

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Operating Results Summary (continued)


                                                                         SIX MONTHS
                                                              ---------------------------------
                                                                    2001              2000
                                                              ----------------   --------------
                                                               AMOUNT    RATIO   AMOUNT   RATIO
                                                              --------   -----   ------   -----
Revenues....................................................  $  8,977   100.0   $8,404   100.0

Salaries and benefits.......................................     3,604    40.1    3,306    39.3
Supplies....................................................     1,424    15.9    1,325    15.8
Other operating expenses....................................     1,557    17.3    1,532    18.2
Provision for doubtful accounts.............................       626     7.0      601     7.2
Depreciation and amortization...............................       519     5.8      521     6.2
Interest expense............................................       281     3.1      255     3.0
Equity in earnings of affiliates............................       (82)   (0.9)     (65)   (0.8)
Settlement with Federal government..........................         2      --      745     8.9
Gains on sales of facilities................................       (13)   (0.1)     (18)   (0.2)
Restructuring of operations and investigation related
  costs.....................................................        27     0.3       25     0.3
                                                              --------   -----   ------   -----
                                                                 7,945    88.5    8,227    97.9
                                                              --------   -----   ------   -----
Income before minority interests and income taxes...........     1,032    11.5      177     2.1
Minority interests in earnings of consolidated entities.....        59     0.7       55     0.7
                                                              --------   -----   ------   -----
Income before income taxes..................................       973    10.8      122     1.4
Provision for income taxes..................................       384     4.2       98     1.1
                                                              --------   -----   ------   -----
Net income..................................................  $    589     6.6   $   24     0.3
                                                              ========   =====   ======   =====
Basic earnings per share....................................  $   1.10           $ 0.04
Diluted earnings per share..................................  $   1.07           $ 0.04
% changes from prior year:
  Revenues..................................................       6.8%            (4.7)%
  Income before income taxes................................     699.0            (84.6)
  Net income................................................   2,359.0            (94.4)
  Basic earnings per share..................................   2,650.0            (94.3)
  Diluted earnings per share................................   2,575.0            (94.3)
  Admissions(a).............................................       1.5             (9.7)
  Equivalent admissions(b)..................................       0.7            (10.3)
  Revenue per equivalent admission..........................       6.1              6.3
Same facility % changes from prior year(c):
  Revenues..................................................       8.6              5.8
  Admissions(a).............................................       3.2              2.6
  Equivalent admissions(b)..................................       2.6              2.6
  Revenue per equivalent admission..........................       5.9              3.1

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Quarters Ended June 30, 2001 and 2000

     Income before income taxes increased 216.3% from a loss of $370 million in 2000 to income of $431 million in 2001, and pretax margins increased to 9.6% in 2001 from (9.0)% in 2000. The increase in pretax income was primarily attributable to the $745 million accrual for settlement with the Federal government in 2000 as well as an increase in revenue per equivalent admission and improvement in other operating expenses as a percentage of revenues.

     Revenues increased 8.3% to $4.5 billion in 2001 from $4.1 billion in 2000. The increase was the result of increasing volumes and increases in revenue per equivalent admission. Admissions increased 2.1% from 2000 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 1.0%. Revenue per equivalent admission increased 7.2% over 2000. On a same facility basis, revenues increased 10.6%, admissions increased 4.2% and equivalent admissions increased 3.5% from 2000. Revenue per equivalent admission on a same facility basis increased 6.9% over 2000. The increase in revenue per equivalent admission resulted from successes achieved in negotiating and renewing certain managed care contracts on more favorable terms, a shift in HCA's managed care business from HMO to PPO products and from managed Medicare to traditional Medicare, and improved reimbursement from government payers due to BIPA.

     Salaries and benefits, as a percentage of revenues, increased to 40.7% in 2001 from 39.8% in 2000. Increasing wage rates, as evidenced by labor cost per man-hour increasing 6.0% over the second quarter of 2000, continue to present a management and industry challenge. Salaries and benefits, as a percentage of revenues, also increased due to man-hours associated with HCA's shared services initiatives.

     Supply costs remained flat as a percentage of revenues at 15.9% in the second quarter of 2001 and 2000. The rate of increase in the cost of pharmaceutical, orthopedic and cardiac supplies was generally consistent with the increase in revenue per equivalent admission.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 17.9% in 2001 from 18.6% in 2000 due to small decreases in several of these areas.

     The provision for doubtful accounts, as a percentage of revenues, decreased to 6.7% in the second quarter of 2001 from 7.2% in 2000. HCA continues to focus on collections and work with managed care providers to ensure timely and accurate reimbursement.

     Depreciation and amortization decreased as a percentage of revenues to 5.9% in the second quarter of 2001 from 6.3% in the second quarter of 2000, primarily due to depreciation and amortization levels remaining relatively unchanged while revenues increased.

     Interest expense increased to $139 million in the second quarter of 2001 from $136 million in the second quarter of 2000. The Company recognized $12 million of interest expense during the second quarter of 2001 related to the Federal government settlement compared to $6 million in the second quarter of 2000.

     Equity in earnings of affiliates remained flat as a percentage of revenues at 0.8% in 2001 and 2000 as improved operations at hospital joint ventures were offset by a loss incurred by a start-up purchasing organization affiliate.

     During the second quarter of 2000, HCA recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one hospital. Proceeds from the sale were used to repay bank borrowings.

     During 2001 and 2000, respectively, the Company incurred $13 million and $12 million of restructuring of operations and investigation related costs. In 2001, the restructuring of operations and investigation related

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Quarters Ended June 30, 2001 and 2000 (continued)

costs included $10 million of legal and accounting fees related to the governmental investigations and $3 million of other costs. In 2000, the costs included $12 million of legal and accounting fees.

     Minority interests decreased slightly as a percentage of revenues to 0.7% during the second quarter of 2001 compared to 0.8% during the second quarter of 2000.

  Six Months Ended June 30, 2001 and 2000

     Income before income taxes increased 699.0% from $122 million for the six months ended June 30, 2000 to $973 million for the same period of 2001. Pretax margins increased to 10.8% from 1.4% for the same period a year ago. The increase in pretax income was primarily due to the $745 million accrual for settlement with the Federal government in 2000 and increases in volumes and in revenue per equivalent admission.

     Revenues increased 6.8% to $9.0 billion for the first half of 2001 compared to $8.4 billion for 2000. The increase was due to increasing volumes and an increase in revenue per equivalent admission. HCA increased volumes while reducing the number of hospitals from 195 in 2000 to 185 in 2001. Admissions increased 1.5% from 2000, and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.7%. Revenue per equivalent admission increased 6.1% over 2000. On a same facility basis, revenues increased 8.6%, admissions increased 3.2% and equivalent admissions increased 2.6%. Revenue per equivalent admission on a same facility basis increased 5.9%.

     Salaries and benefits, as a percentage of revenues increased to 40.1% in 2001 from 39.3% in 2000. Increasing wage rates, as evidenced by labor cost per man-hour increasing 7.0% over the second quarter of 2000, continue to present a management and industry challenge. Salaries and benefits as a percentage of revenues, also increased due to man-hours associated with HCA's shared services initiatives.

     Supply costs remained relatively flat as a percentage of revenues at 15.9% for the six months ended June 30, 2001, compared to 15.8% for the same period of 2000.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 17.3% in 2001 from 18.2% in 2000 due to small decreases in several of these areas.

     The provision for doubtful accounts, as a percentage of revenues, improved to 7.0% from 7.2% in 2000 as HCA continues to focus on collections and work with managed care providers to ensure the Company receives appropriate payments on a timely basis.

     Depreciation and amortization decreased as a percentage of revenues to 5.8% for the first half of 2001 compared to 6.2% for the same period of 2000. Depreciation and amortization levels remained relatively unchanged while revenues increased over the prior year.

     Interest expense increased to $281 million in 2001 from $255 million 2000. The Company recognized $24 million of interest expense during 2001 related to the settlement with the Federal government compared to $6 million in 2000.

     Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 0.9% in 2001 compared to 0.8% in 2000.

     During the first six months of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one hospital. Proceeds from the sale were used to repay bank borrowings. During 2000, HCA recognized a pretax gain of $18 million ($8 million after-tax) on the sale of one hospital.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Six Months Ended June 30, 2001 and 2000 (continued)

     During 2001 and 2000, respectively, the Company incurred $27 million and $25 million of restructuring of operations and investigation related costs. The restructuring of operations and investigation related costs included $20 million of legal and accounting fees related to the governmental investigations in both 2001 and 2000. HCA also recognized $7 million and $5 million, in 2001 and 2000, respectively, of other costs.

     Minority interests remained unchanged as a percentage of revenues at 0.7% during the six months ended June 30, 2001 compared to the same period ended June 30, 2000.

     The effective income tax rate was 80.3% in 2000 due to an increase in the valuation allowance. If the effect of the valuation allowance was excluded, the effective income tax rate would have been approximately 39% in 2000, as it was in 2001.

  Liquidity and Capital Resources

     Cash provided by operating activities totaled $984 million during the first six months of 2001 compared to $693 million in 2000. The increase in cash provided by operating activities during 2001 was primarily due to an increase in net income.

     Working capital totaled $1.4 billion at June 30, 2001 and $312 million at December 31, 2000. During 2001, HCA refinanced $900 million of debt which was included in current liabilities at December 31, 2000.

     Cash used in investing activities was $834 million in 2001 compared to $785 million in 2000. Excluding acquisitions, capital expenditures were $591 million in 2001 and $586 million in 2000. Planned capital expenditures in 2001 are expected to approximate $1.3 billion. At June 30, 2001, there were projects under construction which had an estimated additional cost to complete and equip, over the next five years, of approximately $2.1 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA's credit agreement (approximately $700 million as of July 31, 2001) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was $527 million at June 30, 2001. During 2000, two of HCA's joint venture partners exercised their put options whereby HCA purchased the partners' interests in the joint ventures for approximately $95 million. HCA cannot predict if, or when, other joint venture partners will exercise such options.

     During 1998, the Internal Revenue Service ("IRS") issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities that participate in such joint ventures, or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity that participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS' proposed revocation of the not-for-profit entity's tax-exempt status. In the event that the not-for-profit entity's tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity's share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (continued)

public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit the development of joint ventures with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

     Investments of the Company's professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.7 billion at both June 30, 2001 and December 31, 2000. HCA's wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the Company's balance sheet as HCA remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The unamortized balance of the amounts receivable related to the reinsurance contracts of $225 million at June 30, 2001 and $230 million at December 31, 2000, are included in other assets.

     HCA has entered into retroactive insurance contracts in regards to certain workers' compensation and professional liability risks. As a result of the reinsurance and retroactive contracts, deferred gains of $78 million at June 30, 2001 and $21 million at December 31, 2000 are included in other liabilities and will be recognized over the estimated recovery period using the interest method.

     Cash flows used in financing activities totaled $340 million during 2001 compared to cash provided of $194 million during 2000. The cash flows provided by operating activities were primarily used to repurchase common stock.

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock. Through June 30, 2001, certain financial organizations had purchased approximately 31.3 million shares of the Company's common stock for $977 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled forward purchase contracts representing 14.0 million shares at a cost of $471 million. In accordance with the terms of the contracts, approximately 5.6 million shares at a cost of $206 million remained outstanding at June 30, 2001; however, during July 2001, HCA settled these contracts. A component of the stock repurchase program has been the sale of put options, which entitle the holder to sell HCA's stock to HCA at a specified price on a specified date. At December 31, 2000, 3.8 million put options, with an average exercise price of $35.66 per share, were outstanding. During the first quarter of 2001, 1.0 million put options, at an exercise price of $35.25 per share, were exercised and 2.8 million put options expired unexercised. There were no put options outstanding at June 30, 2001. In addition, during 2001, HCA purchased 1.1 million shares through open market purchases at a cost of $40 million, and received $17 million in premiums from the sale of put options.

     In November 1999, HCA announced that its Board of Directors had authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million.

     During the second quarter of 2001, the Company entered into an agreement with a financial institution that resulted in the financial institution investing $300 million to capitalize an entity that would acquire HCA common shares. This consolidated affiliate acquired 16.8 million of HCA shares in connection with the Company's settlement of certain forward purchase contracts. The financial institution's investment in the consolidated affiliate is scheduled for repayment by the Company on April 30, 2003 and is reflected in HCA's balance sheet as "Company-obligated mandatorily redeemable securities of affiliate holding solely Company

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (continued)

securities." The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate, is recorded as minority interest expense.

     In connection with the Company's share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The settlement reached with the government in December 2000, as discussed in Note 2 -- Investigations and Agreements to Settle Certain Government Claims in the Notes to Condensed Consolidated Financial Statements, provides that the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

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

     In December 2000, HCA filed a "shelf" registration statement and prospectus with the SEC relating to $1.5 billion in debt securities. At June 30, 2001, $1.0 billion has been issued related to this shelf.

     In January 2001, the Company issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under the 2000 Term Loan.

     In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the "2001 Revolving Loan") and a $750 million term loan (the "2001 Term Loan"), collectively, the "2001 Bank Loans". The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA's $2.0 billion revolving credit facility which was scheduled to mature in February 2002. The 2001 Term Loan proceeds were used to reduce outstanding bank loans and resulted in the reclassification of $900 million of debt from current liabilities to noncurrent liabilities. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA's credit ratings) or a competitive bid rate.

     In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

     The 2001 Bank Loans contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. HCA is currently in compliance with all such covenants.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating to Ba1 and maintained a positive outlook on the Company. In May 2001, Standard & Poor's changed its rating outlook on HCA from stable to positive.

     Management believes that cash flows from operations, amounts available under the 2001 Bank Loans and the Company's anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

  Market Risk

     The Company is exposed to market risk related to changes in interest rates and market values of securities. HCA currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA's wholly-owned insurance subsidiary; however, HCA periodically enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Market Risk (continued)

     The investments of HCA's wholly-owned insurance subsidiary were $1.1 billion in debt securities and $573 million in equity securities at June 30, 2001. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to comprehensive income. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of the Company.

     HCA's interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA's credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements will be settled on a net basis. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

     With respect to the Company's interest-bearing liabilities and after taking into account the effect of the interest rate swap agreements, approximately $1.8 billion of long-term debt at June 30, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $5.3 billion at June 30, 2001 was subject to fixed rates of interest. The Company's variable interest rate debt is affected by both the general level of U.S. interest rates and, as to bank loans, the Company's credit rating. The estimated fair value of the Company's total long-term debt was $7.1 billion at June 30, 2001. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $18 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. The Company manages the impact of fluctuations in interest rates either by borrowing on a fixed or variable rate basis and by entering into interest rate swap transactions.

     Foreign operations and the related market risks associated with foreign currency are currently insignificant to the Company's results of operations and financial position.

PENDING IRS DISPUTES

     The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $212 million as of June 30, 2001. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 5 -- Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 OPERATING DATA

                                                               2001       2000
                                                              -------   ---------
CONSOLIDATING
Number of hospitals in operation at:
  March 31..................................................      185         192
  June 30...................................................      185         195
  September 30..............................................                  189
  December 31...............................................                  187
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................       74          80
  June 30...................................................       75          80
  September 30..............................................                   76
  December 31...............................................                   75
Licensed hospital beds at(a):
  March 31..................................................   40,895      42,006
  June 30...................................................   41,032      42,240
  September 30..............................................               41,298
  December 31...............................................               41,009
Weighted average licensed beds(b):
  Quarter:
    First...................................................   40,950      42,184
    Second..................................................   40,852      41,923
    Third...................................................               41,409
    Fourth..................................................               41,128
  Year......................................................               41,659
Average daily census(c):
  Quarter:
    First...................................................   22,842      22,697
    Second..................................................   21,124      20,526
    Third...................................................               20,028
    Fourth..................................................               20,572
  Year......................................................               20,952
Admissions(d):
  Quarter:
    First...................................................  412,000     408,100
    Second..................................................  388,500     380,600
    Third...................................................              381,200
    Fourth..................................................              383,600
  Year......................................................            1,553,500
Equivalent admissions(e):
  Quarter:
    First...................................................  597,800     595,900
    Second..................................................  576,500     570,600
    Third...................................................              568,500
    Fourth..................................................              565,800
  Year......................................................            2,300,800
Average length of stay (days)(f):
  Quarter:
    First...................................................      5.0         5.1
    Second..................................................      4.9         4.9
    Third...................................................                  4.8
    Fourth..................................................                  4.9
  Year......................................................                  4.9

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


                  OPERATING DATA (CONTINUED)

                                                               2001       2000
                                                              -------   ---------
NON-CONSOLIDATING(G)
Number of hospitals in operation at:
  March 31..................................................        9          13
  June 30...................................................        9           9
  September 30..............................................                    9
  December 31...............................................                    9
Number of freestanding outpatient surgical centers in
  operation at:
  March 31..................................................        3           3
  June 30...................................................        3           3
  September 30..............................................                    3
  December 31...............................................                    3
Licensed hospital beds at:
  March 31..................................................    2,698       3,251
  June 30...................................................    2,699       2,697
  September 30..............................................                2,697
  December 31...............................................                2,715

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

GOVERNMENT INVESTIGATIONS AND LITIGATION

     The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

     On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against the Company and, subject to court approval, certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Company also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

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

     The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. The civil payment will be made upon receipt of court approval of the Civil Agreement. On July 31, 2001, the government filed a motion to order payment of the settlement amount by the Company. On August 7, 2001, an order was entered approving the settlement and directing payment. On August 10, 2001, the payment was made by the Company. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

     Under the Civil Agreement, the Company's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

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

     The qui tam Complaints included in the consolidated MDL proceeding include the following:

     In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA et al, Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1992, and is a qui tam action alleging various violations of the Federal False Claims Act concerning the Company's claims for reimbursement under various Federal programs including Medicare, Medicaid and other federally funded programs. The complaint focuses on the alleged creation of certain "cost report reserves" in connection with the preparation of hospital cost reports submitted for the purpose of federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims.

     In December 1998, the U.S. District for the Middle District of Florida unsealed United States, ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and, on March 15, 2001, the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims.

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

     The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Discovery in this matter is currently stayed. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

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

     In June 1998, the case United States ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. The government intervened in this action on March 31, 1999. This action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative included non-allowable costs which were reimbursed and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. On March 15, 2001, the government withdrew its intervention as to certain claims and served a complaint on the Company. The relator has moved to dismiss the remaining non-intervened claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

     The case United States ex rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain claims relating to the request for reimbursement for non-allowable costs and served its complaint on the Company. The relator has moved to dismiss the remaining claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

     The matter of United States ex rel. McLendon v. Columbia/HCA, et al., Civ. No. 1 97 CV 0890, was filed under seal on April 4, 1997 in the U.S. District Court for the Northern District of Georgia, Atlanta Division. On July 19, 1999, the court unsealed this action. The complaint alleges that the Company acted to illegally obtain Medicare reimbursement for costs incurred in purchasing home health agencies. The complaint also alleges that the Company illegally billed Medicare for certain sales and marketing activities and for certain home care visits. The government intervened in this action and served the complaint. On February 16, 2001, the court dismissed this case as released under the Civil Agreement. Final payment under the Civil Agreement was made to the U.S. Government by the Company on August 10, 2001.

     In August 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians' Services Inc., El Paso Nurses Unlimited inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas and the Company was served on or about September 16, 1999. In general, the complaint alleges that the defendants submitted false claims regarding the 72-hour rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, and improperly billed charges for certified first assistants in surgery, home health visits, senior health centers, diabetic treatment centers and wound care centers. Also in 1997, the relator filed a case, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The court has dismissed claims relating to the home health issues as being covered by the Civil Agreement. On March 15, 2001, the government declined to intervene on both complaints. Relator has served both complaints on the Company. On June 5, 2001, the Company filed a motion to extend the time for responding to the duplicative complaints until such time as the relator elects which complaint she intends to pursue.

     In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. Relator has served a complaint to preserve its non-intervened counts, and the Company intends to respond.

     In 1997, United States ex rel. Adams v. Columbia/HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. On March 15, 2001, the government declined to intervene in this case. Relator served the complaint on the Company, and the Company filed a motion to dismiss, which is currently pending before the court.

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

     In 1996, United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud allegations. The government served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. Relator has withdrawn the non-intervened counts.

     On September 2, 1997, United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that the Company engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. On March 15, 2001, the government intervened in this case and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

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

     In 1999, United States ex rel. Hampton v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The government has intervened in this case for the purpose of dismissing the relator's home health claims as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss the claims. The government also declined to intervene in the kickback allegations. The relator served the complaint on the Company on March 15, 2001. On July 6, 2001, the court dismissed the relator's complaint.

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

     In 1997, United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports by improper inflation of cost basis relating to the gero-psych ward. On March 15, 2001, the government declined to intervene in this case. The relator served the complaint on the Company, and the Company has filed an answer to the complaint.

     In 1998, United States ex rel. Scussel v. Patton Medical. Inc. et al, Civ. Action No. 4:98-CV-145 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the complaint alleges that the Company entered into an improper referral arrangement with a durable medical equipment supplier. On February 2, 2001, the government declined to intervene in this case. On March 8, 2001, the Company was served with a complaint by the relator. The Company has filed a motion to dismiss, which is currently pending before the court.

     In 1999, United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice which allegedly resulted in improper cost allocation to the hospital's acute care services and thus improperly increased reimbursement. On February 13, 2001, the government declined to intervene in this case. The relator served the complaint on the Company, and the Company filed an answer to the complaint on June 15, 2001.

     In 1996, United States ex rel. Health Outcomes v. Columbia Medical Center East, et al., Civ. Action No. 96-1552 (E.D. Pa.) was filed in the United States District Court for the Eastern District of Pennsylvania. In general, the complaint alleges improper upcoding of DRG codes. The government has intervened for the purpose of dismissing the claims covered by the Civil Agreement. On February 16, 2001, the court dismissed this case. Final payment under the Civil Agreement was made to the U.S. Government by the Company on August 10, 2001.

     In 1999, United States ex rel. Cianci v. Columbia/HCA Healthcare Corp., et al., was filed in United States District Court for the Middle District of Florida. The complaint alleges improper upcoding of DRG codes. On February 13, 2001, the government intervened in this case for the purpose of dismissing the claims in the complaint. On July 6, 2001, the court dismissed the complaint.

     In 1995, United States ex rel. Wyman & Rothfeder v. Healthtrust, Inc. et al., Civ. Action No. 2:95CVM-0079-K (D. Utah) was filed in the United States District Court for the District of Utah. In general, the case alleges improper billing of laboratory tests. On February 16, 2001, the court dismissed this action in its entirety as being covered by the Civil Agreement. Final payment under the Civil Agreement was made to the U.S. Government by the Company on August 10, 2001.

     In August 1997, United States ex rel. Boston v. Columbia/HCA Healthcare Corp., No. 3-97-CV1943-R (N.D. Tex.), was filed in the United States District Court for the Northern District of Texas. In general, the Complaint alleges improper billing relating to home health agencies. The government has intervened in this action for the purpose of dismissing the claims covered by the Civil Agreement, and on February 16, 2001, the court dismissed the case. Final payment under the Civil Agreement was made to the U.S. Government by the Company on August 10, 2001.

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

     The defendants filed motions to dismiss in both the Morse and McCall lawsuits. In September 1999, the District Court entered an order granting the defendants' motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court's dismissal order and remanding the case to the trial court. On April 23, 2001, the Sixth Circuit denied defendants' motion for rehearing, or certification to the Delaware Supreme Court. On July 25, 2001, the trial court issued a Second Case Management Order. A trial date has not been set.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs' motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers' Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs' motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the Court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court's decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set. At a status conference on April 27, 2001, the court ordered a joint audit of the medical and billing records for certain beneficiaries of one or more of the plaintiff Health and Welfare Funds. Another status conference is scheduled for September 14, 2001.

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

     Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's ("Summit") charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an Order
(i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. On October 3, 2000, the Tennessee Supreme Court heard oral arguments in this case. On May 24 2001, the Supreme Court ruled that the hospital's admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court further held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Defendants have filed a motion for entry of judgment.

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

     The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys' fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients' illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Action in this case is stayed by agreement of the parties pending the audit and status conference in the Columbia/HCA Billing Practices litigation.

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

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Agreements to Settle Certain Government Claims and Note 10 -- Contingencies in the Notes to Condensed Consolidated Financial Statements.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000. On May 24, 2000, the court issued a memorandum opinion and an order dismissing the plaintiffs' action with prejudice and entered a judgment in favor of defendants. The court ruled that the defendants did not breach their fiduciary duty to the Stock Bonus Plan. On June 12, 2000, plaintiffs filed a notice of appeal. The appeal has been fully briefed. Oral argument before the Sixth Circuit Court of Appeals has been set for September 21, 2001.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on May 24, 2001. The following matters were voted upon at the meeting:

                                                    VOTES IN FAVOR   VOTES WITHHELD
                                                    --------------   --------------
1.   Election of Directors
     Magdelena H. Averhoff, M.D. .................   454,812,299       3,392,393
     Jack O. Bovender, Jr. .......................   454,809,354       3,395,337
     J. Michael Cook..............................   454,814,190       3,390,501
     Martin Feldstein.............................   454,741,705       3,462,987
     Thomas F. Frist, Jr., M.D. ..................   454,802,595       3,402,096
     Frederick W. Gluck...........................   454,802,234       3,402,457
     Glenda A. Hatchett...........................   454,795,385       3,409,307
     T. Michael Long..............................   454,810,070       3,394,621
     John H. McArthur.............................   454,651,583       3,553,109
     Thomas S. Murphy.............................   454,612,960       3,591,732
     Kent C. Nelson...............................   454,812,256       3,392,436
     Carl E. Reichardt............................   454,725,486       3,479,205
     Franck S. Royal, M.D. .......................   454,786,062       3,418,630
     Harold T. Shapiro............................   454,716,816       3,487,875

                                                    VOTES IN FAVOR   VOTES WITHHELD   ABSTENTIONS
                                                    --------------   --------------   -----------
2.   Approval of the Amended and Restated HCA
     Employee Stock Purchase Plan, as described in
     the Proxy Statement..........................   450,853,976       5,639,674       1,705,837
3.   Ratification of Ernst & Young LLP as HCA's
     independent auditors.........................   455,206,269       1,511,337       1,486,736

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

     Exhibit 4.1 -- Second Supplemental Indenture dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (which Supplement is filed herewith).*

     Exhibit 10.1 -- Loan Agreement among the Company, lenders party to the agreement and Toronto Dominion (Texas), Inc., as administrative agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No 333-67040), and incorporated herein by reference).

     Exhibit 12 -- Statement re Computation of Ratio of Earnings to Fixed
     Charges.

     *Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval System.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

          On April 24, 2001, the Company filed a report on Form 8-K which announced its operating results for the first quarter ended March 31, 2001.

          On May 23, 2001, the Company filed a report on Form 8-K which announced the Issuance of $500 million of 7.125% Notes due 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCA Inc.

                                                 /s/ R. MILTON JOHNSON
                                          --------------------------------------
                                                    R. Milton Johnson
                                           Senior Vice President and Controller

Date: August 14, 2001