Form 10-Q
period 2001-09-30
HCA INC/TN
filed 2001-11-14
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11239

HCA Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2497104 (I.R.S. Employer Identification No.)

One Park Plaza Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)

(615) 344-9551

(Registrant’s telephone number, including area code)

Former Name:

HCA — The Healthcare Company
Date of Change: July 1, 2001

Not Applicable

(Former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

Class of Common Stock	Outstanding at October 31, 2001

Voting common stock, $.01 par value	494,024,400 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

FORM 10-Q

September 30, 2001

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Income Statements for the quarters and nine months ended September 30, 2001 and 2000	3

	Condensed Consolidated Balance Sheets — September 30, 2001 and December 31, 2000	4

	Condensed Consolidated Statements of Cash Flows — for the nine months ended September 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	31

Part II.	Other Information

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	44

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and nine months ended September 30, 2001 and 2000
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months

	2001	2000	2001	2000

Revenues	$4,438	$4,093	$13,415	$12,497

Salaries and benefits	1,808	1,650	5,412	4,956

Supplies	712	646	2,136	1,971

Other operating expenses	824	756	2,381	2,288

Provision for doubtful accounts	364	333	990	934

Depreciation and amortization	255	257	774	778

Interest expense	137	147	418	402

Equity in earnings of affiliates	(40)	(28)	(122)	(93)

Settlement with Federal government	—	—	2	745

Gains on sales of facilities	(112)	(20)	(125)	(38)

Impairment of long-lived assets	17	17	17	17

Restructuring of operations and investigation related costs	17	16	44	41

	3,982	3,774	11,927	12,001

Income before minority interests and income taxes	456	319	1,488	496

Minority interests in earnings of consolidated entities	33	26	92	81

Income before income taxes	423	293	1,396	415

Provision for income taxes	167	119	551	217

Net income	$256	$174	$845	$198

Per share data:

Basic earnings	$0.50	$0.31	$1.60	$0.36

Diluted earnings	$0.48	$0.31	$1.56	$0.35

Cash dividends	$0.02	$0.02	$0.06	$0.06

Shares used in earnings per share calculations (in thousands):

Basic	513,873	553,642	528,856	557,200

Diluted	529,491	566,470	543,274	568,216

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$74	$314

Accounts receivable, less allowance for doubtful accounts of $1,704 and $1,583	2,398	2,211

Inventories	402	396

Income taxes receivable	333	197

Other	1,034	1,335

	4,241	4,453

Property and equipment, at cost	14,984	14,290

Accumulated depreciation	(6,280)	(5,810)

	8,704	8,480

Investments of insurance subsidiary	1,408	1,371

Investments in and advances to affiliates	698	779

Intangible assets, net	2,032	2,155

Other	414	330

	$17,497	$17,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$680	$693

Accrued salaries	370	352

Government settlement accrual	—	840

Other accrued expenses	968	1,135

Long-term debt due within one year	795	1,121

	2,813	4,141

Long-term debt	6,312	5,631

Professional liability risks, deferred taxes and other liabilities	2,354	2,050

Minority interests in equity of consolidated entities	603	572

Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	500	—

Forward purchase contracts and put options	—	769

Stockholders’ equity:

Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 514,844,600 shares in 2001 and 542,991,700 shares in 2000	5	5

Other	7	9

Accumulated other comprehensive income (loss)	(19)	52

Retained earnings	4,922	4,339

	4,915	4,405

	$17,497	$17,568

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
Unaudited
(Dollars in millions)

	2001	2000

Cash flows from operating activities:

Net income	$845	$198

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for doubtful accounts	990	934

Depreciation and amortization	774	778

Income taxes	336	(281)

Settlement with Federal government	(840)	745

Gains on sales of facilities	(125)	(38)

Impairment of long-lived assets	17	17

Changes in operating assets and liabilities	(1,165)	(1,307)

Other	(11)	68

Net cash provided by operating activities	821	1,114

Cash flows from investing activities:

Purchase of property and equipment	(962)	(860)

Acquisition of hospitals and health care entities	(94)	(338)

Investment in and advances to affiliates	(24)	—

Disposition of property and equipment	443	295

Change in investments	(124)	(78)

Other	(17)	(2)

Net cash used in investing activities	(778)	(983)

Cash flows from financing activities:

Issuance of long-term debt	1,750	2,736

Net change in revolving bank credit	(15)	(700)

Repayment of long-term debt	(1,380)	(1,710)

Issuance of mandatorily redeemable securities of affiliate	500	—

Payment of cash dividends	(32)	(34)

Repurchases of common stock, net	(1,069)	(400)

Other	(37)	(33)

Net cash used in financing activities	(283)	(141)

Change in cash and cash equivalents	(240)	(10)

Cash and cash equivalents at beginning of period	314	190

Cash and cash equivalents at end of period	$74	$180

Interest payments	$420	$342

Income tax payments	$215	$498

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — BASIS OF PRESENTATION

      HCA Inc., formerly HCA — The Healthcare Company, is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2001, these affiliates owned and operated 182 hospitals, 75 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate seven hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 24 states, England and Switzerland. The terms “HCA” or the “Company” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

      The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

      On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against the Company and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia on August 7, 2001. The Company also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (continued)

      The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. On August 7, 2001, an order was entered approving the settlement and directing payment, which was made by the Company on August 10, 2001. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

      Under the Civil Agreement, the Company’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million upon payment of the settlement amount. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

      The CIA is structured to assure the government of the Company’s overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient prospective payment system (“PPS”) billing and physician relations. The CIA resulted in a waiver of the government’s discretionary right to exclude any of the Company’s operations from participation in the Medicare program for matters settled in the Civil Agreement.

      The Company remains the subject of a formal order of investigation by the Securities and Exchange Commission (the “SEC”). The Company understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      The Company continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, the Company anticipates continued investigative activity to occur in these and other jurisdictions in the future.

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company’s financial position, results of operations and liquidity. See Note 11 — Contingencies and Part II, Item 1: Legal Proceedings.

NOTE 3 — FACILITY SALES

      During the first nine months of 2001, HCA recognized pretax gains of $46 million ($24 million after-tax) on the sales of two consolidating hospitals and two non-consolidating hospitals. During the third quarter, HCA also recognized a pretax gain of $79 million ($48 million after-tax) on the sale of a provider of specialty managed care benefit programs which was acquired in the Value Health acquisition in 1997. Proceeds from each sale were used to repay bank borrowings.

      During the first nine months of 2000, HCA recognized pretax gains of $38 million ($18 million after-tax) on the sales of three consolidating hospitals and certain related health care facilities. Proceeds from each sale were used to repay bank borrowings.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS

      During the third quarter of 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million. This joint venture’s impact on HCA’s operations was not significant.

      During the third quarter of 2000, management identified and initiated plans to sell one consolidating hospital and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value of $19 million, based upon estimates of sales values, for a non-cash, pretax charge of $17 million. The impact of these facilities on HCA’s operations was not significant. HCA sold the consolidating hospital during the second quarter of 2001. The proceeds approximated the carrying value and were used to repay bank borrowings.

      Management’s estimates of sales values are generally based upon internal evaluations of each market that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

      The asset impairment charges did not have a significant impact on HCA’s cash flows and are not expected to significantly impact cash flows for future periods. The impaired facilities are classified as “held for use” because economic and operational considerations justify operating the facilities and marketing them as operating enterprises; therefore, depreciation has not been suspended.

      The impairment charges affected the Company’s asset categories, as follows (in millions):

	Quarter and
	Nine Months

	2001	2000

Property and equipment	$—	$11

Investments in and advances to affiliates	17	6

	$17	$17

      The impairment charges affected the Company’s operating segments, as follows (in millions):

	Quarter and
	Nine Months

	2001	2000

Eastern Group	$—	$6

Western Group	—	11

Corporate and other	17	—

	$17	$17

NOTE 5 — RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

      HCA recorded the following pretax charges in connection with the restructuring of operations and investigations as discussed in Note 2 — Investigations and Settlement of Certain Government Claims (in millions):

	Quarter		Nine Months

	2001	2000	2001	2000

Professional fees related to investigations	$15	$16	$35	$36

Other	2	—	9	5

	$17	$16	$44	$41

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 —	RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS (continued)

      The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The liability balance for accrued severance and lease commitments was approximately $5 million at September 30, 2001.

NOTE  6 — INCOME TAXES

      HCA is currently contesting before the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of the Company’s 1994-1996 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA — Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. In October 2001, the Company and the IRS filed stipulated settlements with the Tax Court resolving certain adjustments proposed by the IRS during its examination of the Company’s 1994-1996 and CHC’s 1993-1994 Federal income tax returns. The settled issues include the amount of certain financing costs, system conversion costs and insurance premiums which were deductible in calculating taxable income and the allocation of costs to fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. As a result of the settlement, the Company owes additional tax and interest of approximately $16 million at September 30, 2001. The settlement had no impact on the Company’s results of operations.

      During the third quarter of 2001, the Company filed an appeal with the United States Court of Appeals, Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sale of certain subsidiaries to Healthtrust.

      Neither the Company nor the IRS filed notices of appeal with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Hospital Corporation of America’s 1981 through 1988 Federal income tax returns. Accordingly, these decisions have become final and Hospital Corporation of America’s 1981 through 1986 taxable years are now closed.

      During the first quarter of 2000, the IRS began an examination of the Company’s 1997 and 1998 Federal income tax returns. The Company expects the IRS to complete its examination during the fourth quarter of 2001. HCA is presently unable to estimate the amount of any additional income tax and interest which the IRS may claim upon completion of the examination.

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

NOTE  7 — EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants, using the treasury stock method.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE  7 — EARNINGS PER SHARE (continued)

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000 (dollars in millions, except per share amounts and shares in thousands):

	Quarter		Nine Months

	2001	2000	2001	2000

Net income	$256	$174	$845	$198

Weighted average common shares outstanding	513,873	553,642	528,856	557,200

Effect of dilutive securities:

Stock options	13,964	10,973	12,815	7,939

Other	1,654	1,855	1,603	3,077

Shares used for diluted earnings per share	529,491	566,470	543,274	568,216

Earnings per share:

Basic earnings per share	$0.50	$0.31	$1.60	$0.36

Diluted earnings per share	$0.48	$0.31	$1.56	$0.35

NOTE  8 — DERIVATIVES

      Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

      HCA has entered into interest rate swap agreements to manage its exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements will be settled on a net basis.

      In accordance with the provisions of SFAS 133, HCA designated its outstanding interest rate swap agreements as fair value hedges. HCA determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA’s debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE  8 — DERIVATIVES (continued)

      The following table sets forth HCA’s derivative financial instruments at September 30, 2001 (dollars in millions):

	Notional	Termination	Fair
	Amount	Date	Value

Interest rate swap — floating	$250	May 2006	$12

Interest rate swap — floating	$250	May 2006	$12

Interest rate swap — floating	$150	March 2004	$2

Interest rate swap — floating	$125	September 2003	$3

      The fair value of the interest rate swaps at September 30, 2001 represents the estimated amounts HCA would have received upon termination of these agreements.

NOTE 9 — LONG-TERM DEBT

      In January 2001, HCA issued $500 million of 7.875% notes due February 1, 2011. Proceeds from the notes were used to retire the outstanding balance under HCA’s $1.2 billion term loan agreement.

      In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the “2001 Revolving Loan”) and a $750 million term loan (the “2001 Term Loan”), collectively, the “2001 Bank Loans.” The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA’s $2.0 billion revolving credit facility that was scheduled to mature in February 2002. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA’s credit ratings) or a competitive bid rate.

      In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

      In April 2001, Moody’s Investors Service upgraded HCA’s senior debt rating to Ba1 and maintained a positive outlook on the Company. In May 2001, Standard & Poor’s changed its rating outlook on HCA from stable to positive. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive.

NOTE 10 — STOCK REPURCHASE PROGRAM

      In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Through September 30, 2001, certain financial organizations had purchased 31.3 million shares of the Company’s common stock for $977 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million. A component of the stock repurchase program was the sale of put options, which entitle the holder to sell HCA’s stock to HCA at a specified price on a specified date. At December 31, 2000, 3.8 million put options, with an average exercise price of $35.66 per share, were outstanding. During the first quarter of 2001, 1.0 million put options, at an exercise price of $35.25 per share, were exercised and 2.8 million put options expired unexercised. There were no put options outstanding at September 30, 2001. In connection with the March 2000 authorization, during 2001, HCA has purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

      In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 10 — STOCK REPURCHASE PROGRAM (continued)

November 1999 authorization representing 18.7 million shares at a cost of $539 million. During the first and second quarters of 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million.

      During the second quarter of 2001, the Company entered into an agreement with a financial institution that resulted in the financial institution investing $300 million ($500 million at September 30, 2001) to capitalize an entity that would acquire HCA common shares. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with the Company’s settlement of certain forward purchase contracts. The financial institution’s investment in the consolidated affiliate is scheduled for repayment by the Company on April 30, 2003 and is reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities.” The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate, is recorded as minority interest expense.

      At the November 2000 meeting of the Emerging Issues Task Force (“EITF”), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million to temporary equity at December 31, 2000.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. HCA expects to repurchase its shares from time to time through open market purchases or privately negotiated transactions.

      In connection with its share repurchase programs, HCA entered into a Letter of Credit Agreement with the United States Department of Justice in 1999. As part of the agreement, HCA provided the government with letters of credit totaling $1 billion. As provided under the Civil Agreement with the government, as discussed in Note 2 — Investigations and Settlement of Certain Government Claims, the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

NOTE 11 — CONTINGENCIES

     Significant Legal Proceedings

      Various lawsuits, claims and legal proceedings (see Note 2 — Investigations and Settlement of Certain Government Claims and Part II, Item 1: Legal Proceedings, for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or “whistleblower” actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

     General Liability Claims

      The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — CONTINGENCIES (continued)

     General Liability Claims (continued)

actions, the claimants may seek punitive damages against the Company, which may not be covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

NOTE 12 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2001 and 2000 are as follows (in millions):

	Quarter		Nine Months

	2001	2000	2001	2000

Net income	$256	$174	$845	$198

Unrealized losses on securities	(62)	(3)	(69)	(11)

Foreign currency translation adjustments	6	(2)	(2)	(4)

Comprehensive income	$200	$169	$774	$183

      The components of accumulated other comprehensive income (loss), net of related taxes are as follows (in millions):

	September 30,	December 31,
	2001	2000

Net unrealized gains (losses) on securities	$(16)	$53

Foreign currency translation adjustments	(3)	(1)

Accumulated other comprehensive income (loss)	$(19)	$52

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2001 and 2000, 27% and 28%, respectively, of the Company’s revenues related to patients participating in the Medicare program. During both nine month periods ended September 30, 2001 and 2000, 29% of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 94 consolidating hospitals located in the Eastern United States and the Western Group includes 76 consolidating hospitals located in the Western United States. These two groups represent HCA’s core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, includes four consolidating hospitals that HCA intends to sell or close and the residual operations of certain other hospitals that have been sold. HCA also operates eight consolidating hospitals in England and Switzerland.

      HCA’s senior management reviews geographic distributions of HCA’s revenues, EBITDA and depreciation and amortization. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, EBITDA, depreciation and amortization, and assets, restated for the transfers of certain facilities to the National Group, are summarized in the following table (dollars in millions):

	Quarter		Quarter		Quarter		Nine Months
	Ended		Ended		Ended		Ended
	March 31,		June 30,		September 30,		September 30,

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues:

Eastern Group	$2,225	$2,120	$2,193	$2,009	$2,168	$1,950	$6,586	$6,079

Western Group	2,055	1,883	2,078	1,863	2,109	1,896	6,242	5,642

Corporate and other(a)	158	89	145	110	131	163	434	362

National Group	63	179	60	151	30	84	153	414

	$4,501	$4,271	$4,476	$4,133	$4,438	$4,093	$13,415	$12,497

EBITDA:

Eastern Group	$551	$537	$500	$450	$440	$392	$1,491	$1,379

Western Group	436	368	440	355	401	329	1,277	1,052

Corporate and other(a)	(6)	(3)	(62)	7	(68)	29	(136)	33

National Group	(9)	4	(2)	(13)	(3)	(14)	(14)	(23)

	$972	$906	$876	$799	$770	$736	$2,618	$2,441

Depreciation and amortization:

Eastern Group	$108	$113	$114	$114	$109	$110	$331	$337

Western Group	107	110	109	110	109	103	325	323

Corporate and other(a)	39	22	34	27	34	39	107	88

National Group	3	11	5	14	3	5	11	30

	$257	$256	$262	$265	$255	$257	$774	$778

	September 30,	December 31,
	2001	2000

Assets:

Eastern Group	$6,588	$6,485

Western Group	6,656	6,482

Corporate and other(a)	4,126	4,294

National Group	127	307

	$17,497	$17,568

(a)	Includes the Company’s eight consolidating hospitals located in England and Switzerland.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 14 — BUSINESS COMBINATIONS

      The following is a summary of acquisitions consummated during the nine months ended September 30, 2001 and 2000 (dollars in millions):

	2001	2000

Number of hospitals	1	7

Number of licensed beds	180	760

Purchase price information:

Hospitals:

Fair value of assets acquired	$69	$322

Liabilities assumed	—	(89)

Net assets acquired	69	233

Other health care entities acquired	25	105

Net cash paid	$94	$338

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $51 million in 2001 and $90 million in 2000. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 15 — RECENT PRONOUNCEMENTS

      During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for years beginning after December 15, 2001. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. HCA will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $76 million ($0.14 per share) per year. HCA will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and does not expect any impairments of goodwill in amounts that would result in a material adverse effect on the Company’s results of operations or financial position.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and may be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative,” “should,” “intends” or “continue.” These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of known and unknown uncertainties and risks, many of which are beyond the Company’s control, that could significantly affect current plans and expectations and the Company’s future financial condition and results. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and governmental investigations and litigation involving the Company’s business practices, including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government’s remaining civil cases and to obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulation affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against the Company, (ix) fluctuations in the market value of the Company’s common stock, (x) ability to complete the share repurchase program, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company’s business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement the Company’s shared services and other initiatives and realize a decrease in administrative, supply and infrastructure costs, (xix) the outcome of pending and future tax audits and litigation associated with the Company’s tax positions, (xx) the outcome of the Company’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company’s corporate integrity agreement with the government, (xxi) increased reviews of the Company’s cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investigations and Settlement of Certain Government Claims

      The Company continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, the Company is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

      On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against the Company and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia on August 7, 2001. The Company also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

      Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas.

      The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. On August 7, 2001, an order was entered approving the settlement and directing payment, which was made by the Company on August 10, 2001. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

      Under the Civil Agreement, the Company’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million upon payment of the settlement amount. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

      The CIA is structured to assure the government of the Company’s overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient PPS billing and physician relations. The CIA resulted in a waiver of the government’s discretionary right to exclude any of the Company’s operations from participation in the Medicare program for matters settled in the Civil Agreement.

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

      While management is unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the Notes to Condensed Consolidated Financial Statements and Part II, Item 1: Legal Proceedings.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with the Company’s ethics and compliance program, the CIA and governmental regulations. HCA also seeks to enhance financial performance by increasing utilization and improving operating efficiencies of the Company’s facilities. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy and a commitment to ethics and compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life above all else. The values highlighted by the Company’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce the Company’s dedication to these values and to ensure integrity in all that HCA does, the Company has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program has reinforced the Company’s dedication to providing excellent patient care.

•	Focus on strong assets in select, core communities: HCA focuses on communities where the Company is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through selected divestitures, acquisitions and capital expenditures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of the Company’s facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region which should enable the Company to attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency room facilities and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new services, and provide new and expanded emergency rooms, operating rooms and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures to improve the financial performance of the Company’s facilities. To address labor costs, HCA implemented in many communities a flexible staffing model. To curtail supply costs, HCA formed a group purchasing organization that allows the Company to achieve better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the Company should continue to benefit from economies of scale, including supply chain efficiencies and volume discount cost savings. The Company expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

•	Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities the Company serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize the Company’s management structure affords management of the Company’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

attractiveness of the Company’s hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement the Company’s strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues are affected by pressure on payment rates by government, managed care providers and others. Under the Balanced Budget Act of 1997 (“BBA-97”), the Company’s reimbursement from the Medicare and Medicaid programs was reduced. Subsequent to BBA-97, Congress passed two relief bills. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of BBA-97. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the five-year period that began in April 2001. BBA-97 contained a requirement that the Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) adopt a prospective payment system (“PPS”) for outpatient hospital services, which was implemented during August 2000. The outpatient PPS has not had a measurable effect on the Company’s financial results. During the third quarter of 2001, the Company experienced an increase in revenue per equivalent admission of 8.7% over the third quarter of 2000 due to renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government as a result of BIPA. Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 2001 and 2000 are set forth below.

	Quarter		Nine Months

	2001	2000	2001	2000

Medicare	36.5%	35.3%	37.7%	36.9%

Medicaid	11.2	11.1	10.7	10.9

Managed care and other discounted arrangements	42.0	42.8	41.3	42.4

Other	10.3	10.8	10.3	9.8

	100.0%	100.0%	100.0%	100.0%

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 2001 and 2000 are set forth below:

	Quarter		Nine Months

	2001	2000	2001	2000

Medicare	37.8%	39.2%	39.4%	41.0%

Medicaid	7.5	8.1	7.0	7.7

Managed care and other discounted arrangements	40.0	39.0	39.2	36.9

Other	14.7	13.7	14.4	14.4

	100.0%	100.0%	100.0%	100.0%

      Pressure on payment rates and pressure by payers for patients to utilize outpatient or alternative delivery services present ongoing challenges. The challenges presented by these trends are enhanced by HCA’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

      Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiatives.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary

      The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2001 and 2000 (dollars in millions, except per share amounts):

	Quarter

	2001		2000

	Amount	Ratio	Amount	Ratio

Revenues	$4,438	100.0	$4,093	100.0

Salaries and benefits	1,808	40.7	1,650	40.3

Supplies	712	16.0	646	15.8

Other operating expenses	824	18.6	756	18.5

Provision for doubtful accounts	364	8.2	333	8.1

Depreciation and amortization	255	5.7	257	6.3

Interest expense	137	3.1	147	3.6

Equity in earnings of affiliates	(40)	(0.9)	(28)	(0.7)

Gains on sales of facilities	(112)	(2.5)	(20)	(0.5)

Impairment of long-lived assets	17	0.4	17	0.4

Restructuring of operations and investigation related costs	17	0.4	16	0.4

	3,982	89.7	3,774	92.2

Income before minority interests and income taxes	456	10.3	319	7.8

Minority interests in earnings of consolidated entities	33	0.8	26	0.6

Income before income taxes	423	9.5	293	7.2

Provision for income taxes	167	3.7	119	2.9

Net income	$256	5.8	$174	4.3

Basic earnings per share	$0.50		$0.31

Diluted earnings per share	$0.48		$0.31

% changes from prior year:

Revenues	8.4%		5.0%

Income before income taxes	44.0		25.1

Net income	47.1		26.3

Basic earnings per share	61.3		24.0

Diluted earnings per share	54.8		29.2

Admissions(a)	(0.1)		2.9

Equivalent admissions(b)	(0.3)		1.9

Revenue per equivalent admission	8.7		3.0

Same facility % changes from prior year(c):

Revenues	10.8		6.9

Admissions(a)	2.6		4.3

Equivalent admissions(b)	2.5		3.4

Revenue per equivalent admission	8.1		3.4

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

  Operating Results Summary (continued)

	Nine Months

	2001		2000

	Amount	Ratio	Amount	Ratio

Revenues	$13,415	100.0	$12,497	100.0

Salaries and benefits	5,412	40.3	4,956	39.7

Supplies	2,136	15.9	1,971	15.8

Other operating expenses	2,381	17.8	2,288	18.2

Provision for doubtful accounts	990	7.4	934	7.5

Depreciation and amortization	774	5.8	778	6.2

Interest expense	418	3.1	402	3.2

Equity in earnings of affiliates	(122)	(0.9)	(93)	(0.7)

Settlement with Federal government	2	—	745	6.0

Gains on sales of facilities	(125)	(0.9)	(38)	(0.3)

Impairment of long-lived assets	17	0.1	17	0.1

Restructuring of operations and investigation related costs	44	0.3	41	0.3

	11,927	88.9	12,001	96.0

Income before minority interests and income taxes	1,488	11.1	496	4.0

Minority interests in earnings of consolidated entities	92	0.7	81	0.7

Income before income taxes	1,396	10.4	415	3.3

Provision for income taxes	551	4.1	217	1.7

Net income	$845	6.3	$198	1.6

Basic earnings per share	$1.60		$0.36

Diluted earnings per share	$1.56		$0.35

% changes from prior year:

Revenues	7.3%		(1.7)%

Income before income taxes	235.9		(59.4)

Net income	326.2		(65.0)

Basic earnings per share	344.4		(62.1)

Diluted earnings per share	345.7		(63.2)

Admissions(a)	1.0		(5.9)

Equivalent admissions(b)	0.4		(6.6)

Revenue per equivalent admission	7.0		5.3

Same facility % changes from prior year(c):

Revenues	9.4		6.2

Admissions(a)	3.0		3.2

Equivalent admissions(b)	2.6		3.0

Revenue per equivalent admission	6.7		3.1

(a)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Quarters Ended September 30, 2001 and 2000

      Income before income taxes increased 44.0% from $293 million in 2000 to $423 million in 2001, and pretax margins increased to 9.5% in 2001 from 7.2% in 2000. The increase in pretax income was primarily attributable to strong revenue growth and a $92 million increase in gains on the sales of facilities.

      Revenues increased 8.4% to $4.4 billion in 2001 from $4.1 billion in 2000. The increase was the result of increases in revenue per equivalent admission. Admissions decreased 0.1% from 2000 and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 0.3%. The number of consolidating hospitals was reduced from 189 at September 30, 2000 to 182 at September 30, 2001. Revenue per equivalent admission increased 8.7% over 2000. On a same facility basis, revenues increased 10.8%, admissions increased 2.6% and equivalent admissions increased 2.5% from 2000. Revenue per equivalent admission on a same facility basis increased 8.1% over 2000. The increase in revenue per equivalent admission resulted from successes achieved in negotiating and renewing certain managed care contracts on more favorable terms, a shift in HCA’s managed care business from HMO to PPO products and from managed Medicare to traditional Medicare, and improved reimbursement from government payers due to BIPA.

      Salaries and benefits, as a percentage of revenues, increased to 40.7% in 2001 from 40.3% in 2000. Increasing wage rates, as evidenced by labor cost per man-hour increasing approximately 6.5% over the third quarter of 2000, and increasing employee health benefits costs continue to present management and industry challenges. Salaries and benefits, as a percentage of revenues, also increased due to man-hours associated with HCA’s shared services initiatives.

      Supply costs, as a percentage of revenues, increased to 16.0% in the third quarter of 2001 from 15.8% in the third quarter of 2000. The rate of increase in the cost of pharmaceutical, orthopedic and cardiac supplies was greater than the increase in revenue per equivalent admission.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, increased to 18.6% in 2001 from 18.5% in 2000 due to a $16 million charge for settlement of non-governmental litigation related to 1997 business matters and a decline in realized gains on investments of the Company’s captive insurance company.

      The provision for doubtful accounts, as a percentage of revenues, increased to 8.2% in the third quarter of 2001 from 8.1% in 2000. HCA continues to focus on collections and work with managed care providers to ensure timely and accurate reimbursement.

      Depreciation and amortization decreased as a percentage of revenues to 5.7% in the third quarter of 2001 from 6.3% in the third quarter of 2000, primarily due to depreciation and amortization levels remaining relatively unchanged while revenues increased.

      Interest expense decreased to $137 million in the third quarter of 2001 from $147 million in the third quarter of 2000. The Company recognized $5 million of interest expense during the third quarter of 2001 related to the Federal government settlement compared to $12 million in the third quarter of 2000.

      Equity in earnings of affiliates as a percentage of revenues increased to 0.9% in 2001 from 0.7% in 2000 due to improved operations at hospital joint ventures.

      During the third quarter of 2001, HCA recognized a pretax gain of $112 million ($68 million after-tax) on the sale of one consolidating hospital, two non-consolidating hospitals and a provider of specialty managed care benefit programs. During the third quarter of 2000, the Company realized a pretax gain of $20 million ($9 million after-tax) on the sales of two consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Quarters Ended September 30, 2001 and 2000 (continued)

      During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million. During 2000, HCA identified and initiated plans to sell one consolidating and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value, based upon estimates of sales values, for a non-cash, pretax charge of approximately $17 million. See Note 4 — Impairments of Long-Lived Assets in the Notes to Condensed Consolidated Financial Statements.

      During 2001 and 2000, respectively, the Company incurred $17 million and $16 million of restructuring of operations and investigation related costs. In 2001, the restructuring of operations and investigation related costs included $15 million of legal and accounting fees related to the governmental investigations and litigation and $2 million of other costs. In 2000, the restructuring of operations and investigation related costs were comprised of $16 million of legal and accounting fees.

      Minority interests increased slightly as a percentage of revenues to 0.8% during the third quarter of 2001 compared to 0.6% during the third quarter of 2000. During 2001, HCA entered into an agreement with a financial institution which invested in a consolidated entity established to acquire HCA common stock and the return on the financial institution’s investment is recorded in minority interests in earnings of consolidated entities.

     Nine Months Ended September 30, 2001 and 2000

      Income before income taxes increased 235.9% from $415 million for the nine months ended September 30, 2000 to $1.4 billion for the same period of 2001. Pretax margins increased to 10.4% from 3.3% for the same period a year ago. The increase in pretax income was primarily due to the $745 million accrual for settlement with the Federal government in 2000, an $87 million increase in gains on sales of facilities during 2001 and an increase in revenue per equivalent admission during 2001.

      Revenues increased 7.3% to $13.4 billion for the first nine months of 2001 compared to $12.5 billion for 2000. The increase was due to increasing volumes and an increase in revenue per equivalent admission. HCA increased volumes while reducing the number of consolidating hospitals from 189 in 2000 to 182 in 2001. Admissions increased 1.0% from 2000, and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.4%. Revenue per equivalent admission increased 7.0% over 2000. On a same facility basis, revenues increased 9.4%, admissions increased 3.0% and equivalent admissions increased 2.6%. Revenue per equivalent admission on a same facility basis increased 6.7%. The increase in revenue per equivalent admission resulted from successes achieved in negotiating and renewing certain managed care contracts on more favorable terms, a shift in HCA’s managed care business from HMO to PPO products and from managed Medicare to traditional Medicare, and improved reimbursement from government payers due to BIPA.

      Salaries and benefits, as a percentage of revenues, increased to 40.3% in 2001 from 39.7% in 2000. Increasing wage rates, as evidenced by labor cost per man-hour increasing approximately 7.0% over 2000, continue to present a management and industry challenge. Increased man-hours associated with HCA’s shared services initiatives and rising costs of employee health benefits contributed to the increase in salaries and benefits.

      Supply costs remained relatively flat as a percentage of revenues at 15.9% for the nine months ended September 30, 2001, compared to 15.8% for the same period of 2000.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Nine Months Ended September 30, 2001 and 2000 (continued)

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 17.8% in 2001 from 18.2% in 2000 due to small decreases in several of these areas.

      The provision for doubtful accounts, as a percentage of revenues, improved to 7.4% from 7.5% in 2000 as HCA continues to focus on collections and work with managed care providers to ensure the Company receives appropriate payments on a timely basis.

      Depreciation and amortization decreased as a percentage of revenues to 5.8% for the first nine months of 2001 compared to 6.2% for the same period of 2000. Depreciation and amortization levels remained relatively unchanged while revenues increased over the prior year.

      Interest expense increased to $418 million in 2001 from $402 million 2000. The Company recognized $29 million of interest expense during 2001 related to the settlement with the Federal government compared to $18 million in 2000.

      Equity in earnings of affiliates, as a percentage of revenues, increased to 0.9% in 2001 from 0.7% in 2000, due to improved operations at hospital joint ventures.

      During the first nine months of 2001, HCA recognized a pretax gain of $125 million ($72 million after-tax) on the sales of two consolidating hospitals, two non-consolidating hospitals and a provider of specialty managed care benefit programs. During 2000, HCA recognized a pretax gain of $38 million ($18 million after-tax) on the sales of three consolidating hospitals and certain related health care facilities. Proceeds from each of these sales were used to repay bank borrowings.

      During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million. During 2000, HCA identified and initiated plans to sell one consolidating and one non-consolidating hospital. The carrying value for the hospitals was reduced to fair value, based upon estimates of sales values, for a non-cash, pretax charge of approximately $17 million. See Note 4 — Impairments of Long-Lived Assets in the Notes to Condensed Consolidated Financial Statements.

      During 2001 and 2000, respectively, the Company incurred $44 million and $41 million of restructuring of operations and investigation related costs. The restructuring of operations and investigation related costs included $35 million and $36 million, respectively, of legal and accounting fees related to the governmental investigations in 2001 and 2000. HCA also recognized $9 million and $5 million of other costs, in 2001 and 2000, respectively.

      Minority interests remained unchanged as a percentage of revenues at 0.7% during the nine months ended September 30, 2001 compared to the same period ended September 30, 2000.

      The effective income tax rate was 52.3% in 2000 due primarily to an increase in the valuation allowance. If the effect of the valuation allowance were excluded, the effective income tax rate would have been approximately 39% in 2000, as it was in 2001.

     Liquidity and Capital Resources

      Cash provided by operating activities totaled $821 million during the first nine months of 2001 compared to $1.1 billion in 2000. The decrease in cash provided by operating activities during 2001 was primarily due to the settlement payments of $840 million (excluding interest of $60 million) to the Federal government.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

  Liquidity and Capital Resources (continued)

      Working capital increased to $1.4 billion at September 30, 2001 from $312 million at December 31, 2000. The increase resulted from the payment of the Federal government settlement accrual in 2001.

      Cash used in investing activities was $778 million in 2001 compared to $983 million in 2000. Excluding acquisitions, capital expenditures were $962 million in 2001 and $860 million in 2000. Planned capital expenditures in 2001 are expected to approximate $1.3 billion. At September 30, 2001, there were approved construction projects that had an estimated additional cost to complete and equip, over the next five years, of approximately $2.4 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA’s credit agreement (approximately $1.3 billion as of October 31, 2001) and access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

      HCA has various agreements with joint venture partners whereby the partners have an option to sell or “put” their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was $263 million at September 30, 2001. During 2001, two put options expired and HCA sold its partnership interest in another joint venture for approximately $113 million. During 2000, two of HCA’s joint venture partners exercised their put options whereby HCA purchased the partners’ interests in the joint ventures for approximately $95 million. In September 2001, one of HCA’s joint venture partners announced that it intends to exercise its put option; however, HCA cannot predict if, or when, other joint venture partners will exercise such options.

      During 1998, the Internal Revenue Service (“IRS”) issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities that participate in such joint ventures, or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity that participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’ proposed revocation of the not-for-profit entity’s tax-exempt status. In the event that the not-for-profit entity’s tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity’s share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit the development of joint ventures with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of the put agreements by certain existing joint venture partners.

      Investments of the Company’s professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.6 billion at September 30, 2001 and $1.7 billion at December 31, 2000, respectively. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the Company’s balance sheet as HCA remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable related to the reinsurance contracts of $232 million at September 30, 2001 and $230 million at December 31, 2000, are included in other assets.

      HCA has entered into retroactive insurance contracts in regards to certain workers’ compensation and professional liability risks. As a result of these retroactive contracts, deferred gains of $71 million at

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

  Liquidity and Capital Resources (continued)

September 30, 2001 and $21 million at December 31, 2000 are included in other liabilities and will be recognized over the estimated recovery period using the interest method.

      Cash flows used in financing activities totaled $283 million during 2001 compared to $141 million during 2000. The cash flows provided by operating activities were primarily used to repurchase common stock.

      In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. Through September 30, 2001, certain financial organizations had purchased approximately 31.3 million shares of the Company’s common stock for $977 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million. In addition, during 2001, HCA purchased 1.1 million shares through open market purchases at a cost of $40 million, and received $17 million in premiums from the sale of put options.

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

      During the second quarter of 2001, the Company entered into an agreement with a financial institution that resulted in the financial institution investing $300 million ($500 million at September 30, 2001) to capitalize an entity that would acquire HCA common shares. This consolidated affiliate acquired 16.8 million of HCA shares in connection with the Company’s settlement of certain forward purchase contracts. The financial institution’s investment in the consolidated affiliate is scheduled for repayment by the Company on April 30, 2003 and is reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities.” The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate, is recorded as minority interest expense.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. HCA expects to repurchase its shares from time to time through open market purchases or privately negotiated transactions.

      In connection with the Company’s share repurchase programs, the Company entered into a Letter of Credit Agreement with the United States Department of Justice in 1999. As part of the agreement, the Company provided the government with letters of credit totaling $1 billion. The settlement reached with the government in December 2000, as discussed in Note 2 — Investigations and Settlement of Certain Government Claims in the Notes to Condensed Consolidated Financial Statements, provides that the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

      The resolution of the remaining government investigations and litigation, and the various other lawsuits and legal proceedings that have been asserted could result in substantial liabilities to the Company. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

      In December 2000, HCA filed a “shelf” registration statement and prospectus with the SEC relating to $1.5 billion in debt securities. At September 30, 2001, $1.0 billion of debt securities have been issued related to this shelf.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

  Liquidity and Capital Resources (continued)

      In January 2001, the Company issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under the 2000 Term Loan.

      In April 2001, HCA entered into a new credit agreement with a group of banks consisting of a $1.75 billion revolving credit loan (the “2001 Revolving Loan”) and a $750 million term loan (the “2001 Term Loan”) (collectively, the “2001 Bank Loans”). The 2001 Bank Loans have a final maturity in April 2006. The 2001 Revolving Loan refinanced and replaced HCA’s $2.0 billion revolving credit facility that was scheduled to mature in February 2002. Interest under the 2001 Bank Loans is payable generally at either LIBOR plus 1% to 2% or the prime lending rate plus 0% to 1% (in each case depending on HCA’s credit ratings) or a competitive bid rate. The 2001 Bank Loans contain customary covenants which include (i) limitations on additional debt, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of certain interest coverage ratios. HCA is currently in compliance with all such covenants.

      In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

      In April 2001, Moody’s Investors Service upgraded HCA’s senior debt rating to Ba1 and maintained a positive outlook on the Company. In May 2001, Standard & Poor’s changed its rating outlook on HCA from stable to positive. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive.

      Management believes that cash flows from operations, amounts available under the 2001 Bank Loans and the Company’s access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

     Market Risk

      The Company is exposed to market risk related to changes in interest rates and market values of securities. HCA currently does not use derivative instruments to offset the market risk exposure of the investments in debt or equity securities of HCA’s wholly-owned insurance subsidiary; however, HCA periodically enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates.

      The investments of HCA’s wholly-owned insurance subsidiary were $1.1 billion in debt securities and $483 million in equity securities at September 30, 2001. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to comprehensive income. The fair value of investments is generally based on quoted market prices. Debt securities are subject to interest rate risk and the equity securities are subject to price risk. The investment portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

      HCA’s interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements will be settled on a net basis. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

      With respect to the Company’s interest-bearing liabilities and after taking into account the effect of the interest rate swap agreements, approximately $2.2 billion of long-term debt at September 30, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $4.9 billion at September 30,

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

  Market Risk (continued)

2001 was subject to fixed rates of interest. The Company’s variable interest rate debt is affected by both the general level of U.S. interest rates and, as to bank loans, the Company’s credit rating. The estimated fair value of the Company’s total long-term debt was $7.3 billion at September 30, 2001. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $22 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company’s borrowing cost and long-term debt balances. The Company manages the impact of fluctuations in interest rates either by borrowing on a fixed or variable rate basis and by entering into interest rate swap transactions.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to the Company’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting certain claimed deficiencies and adjustments proposed by the IRS for prior years. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 6 — Income Taxes in the Notes to Condensed Consolidated Financial Statements for a description of the pending IRS disputes.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2001	2000

CONSOLIDATING

Number of hospitals in operation at:

March 31	185	192

June 30	185	195

September 30	182	189

December 31		187

Number of freestanding outpatient surgical centers in operation at:

March 31	74	80

June 30	75	80

September 30	75	76

December 31		75

Licensed hospital beds at(a):

March 31	40,895	42,006

June 30	41,032	42,240

September 30	40,450	41,298

December 31		41,009

Weighted average licensed beds(b):

Quarter:

First	40,950	42,184

Second	40,852	41,923

Third	40,458	41,409

Fourth		41,128

Year		41,659

Average daily census(c):

Quarter:

First	22,842	22,697

Second	21,124	20,526

Third	20,363	20,028

Fourth		20,572

Year		20,952

Admissions(d):

Quarter:

First	412,000	408,100

Second	388,500	380,600

Third	380,800	381,200

Fourth		383,600

Year		1,553,500

Equivalent admissions(e):

Quarter:

First	597,800	595,900

Second	576,500	570,600

Third	567,000	568,500

Fourth		565,800

Year		2,300,800

Average length of stay (days)(f):

Quarter:

First	5.0	5.1

Second	4.9	4.9

Third	4.9	4.8

Fourth		4.9

Year		4.9

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2001	2000

NON-CONSOLIDATING(g)

Number of hospitals in operation at:

March 31	9	13

June 30	9	9

September 30	7	9

December 31		9

Number of freestanding outpatient surgical centers in operation at:

March 31	3	3

June 30	3	3

September 30	3	3

December 31		3

Licensed hospital beds at:

March 31	2,698	3,251

June 30	2,699	2,697

September 30	2,406	2,697

December 31		2,715

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

Item  3.     Quantitative and Qualitative Disclosure of Market Risk

      The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      On December 14, 2000, the Company entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against the Company and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia on August 7, 2001. The Company also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      Pursuant to the Plea Agreement, the Company and its affiliates received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding: Medicare cost reports; violations of the Anti-kickback Statute or the Physician Self-referral law, and any other conduct involving relations with referral sources and those in a position to influence referral sources; DRG billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute the Company for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. The Plea Agreement provided that the Company pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas.

      The Civil Agreement covers, in general, the following issues: DRG coding for calendar years 1990-1997; outpatient laboratory billings for calendar years 1989-1997; home health community education for Medicare cost report years 1994-1997; home health billing for calendar years 1995-1998; and certain home health management transactions for Medicare cost report years 1993-1998. The Civil Agreement provides that in return for releases on these issues, the Company will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. On August 7, 2001, an order was entered approving the settlement and directing payment, which was made by the Company on August 10, 2001. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues.

      Under the Civil Agreement, the Company’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

      The CIA is structured to assure the government of the Company’s overall Medicare compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient PPS billing and physician relations. The CIA resulted in a waiver of the government’s discretionary right to exclude any of the Company’s operations from participation in the Medicare program for matters settled in the Civil Agreement.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were the Company to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, the Company could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on the Company’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the Notes to Condensed Consolidated Financial Statements.

Lawsuits

  Qui Tam Actions

      Several qui tam actions have been brought by private parties (“relators”) on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of excessive Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 or more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. In many instances there are additional common law claims.

      On February 12, 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation (“MDL”) seeking to transfer and consolidate, pursuant to 28 U.S.C. 1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia. There are some qui tam actions that remain outside the consolidation.

      On January 30, 2001, the District Court in the District of Columbia entered an order establishing an initial schedule for the consolidated qui tam cases. Among other things, the Court ordered that for those qui tam cases which will be dismissed in full or in part pursuant to the Civil Agreement, the parties were required to file motions to dismiss by February 14, 2001. The Court ordered that, by March 15, 2001, the government was required to make an intervention decision on the remaining cases and file and serve a Complaint for those cases in which it intervenes. On March 15, 2001, the government filed its notice of intervention or notice declining intervention (where it had not already declined intervention) in each qui tam action in the MDL proceeding. In each case where the government intervened, it served the complaint on the Company. In those cases where the government declined intervention, the respective relators were required to serve the complaint by March 15, 2001 or within 15 days after the government’s notice declining intervention, whichever is later.

      The qui tam Complaints included in the consolidated MDL proceeding include the following:

      In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/ HCA et al, Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1992, and is a qui tam action alleging various violations of the Federal False Claims Act concerning the Company’s claims for reimbursement under various Federal programs including Medicare, Medicaid and other federally funded programs. The complaint focuses on the alleged creation of certain “cost report reserves” in connection with the preparation of hospital cost reports submitted for the purpose of federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims.

      In December 1998, the U.S. District for the Middle District of Florida unsealed United States, ex rel. Schilling v. Columbia/ HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and, on March 15, 2001, the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims.

      On July 31, 1998, the U.S. District Court for the Western District of Texas, unsealed United States ex rel. Sara Ortega v. Columbia/ HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and alleges various violations of the False Claims Act concerning statements made to the Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”). In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. In September 1998, the government intervened in some of these allegations, but not the allegations relating to the Joint Commission issues. The court has dismissed the DRG upcoding allegations as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss relator’s physician referral allegations and certain of the relator’s cost report allegations on jurisdictional grounds. The government also withdrew its intervention on the one cost-shifting allegation, and relator has dismissed that allegation. The government retained intervention in the surviving cost-shifting allegations. The first amended complaint was served on the Company on March 9, 2001. The Company has filed a Motion to Dismiss the complaint, which is pending before the Court.

      The matter of United States ex rel. James Thompson v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court’s rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a Third Amended Complaint. Discovery in this matter is currently stayed. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

      The matter of United States ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date, the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. The relator filed a motion for partial summary judgment. The court ordered the relator’s motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment.

      In June 1998, the case United States ex rel. Joseph “Mickey” Parslow v. Columbia/ HCA Healthcare Corporation and Curative Health Services, Incorporated, No 98-1260-CIV-T-23F, in the Middle District of Florida, Tampa Division, was filed. The government intervened in this action on March 31, 1999. This action alleges that the Company submitted false claims relating to contracts with Curative for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative included non-allowable costs which were reimbursed and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. On March 15, 2001, the government withdrew its intervention as to certain claims and served a complaint on the Company. The relator has moved to dismiss the remaining non-intervened claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

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

      In August 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/ HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians’ Services Inc., El Paso Nurses Unlimited inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas and the Company was served on or about September 16, 1999. In general, the complaint alleges that the defendants submitted false claims regarding the 72-hour rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, and improperly billed charges for certified first assistants in surgery, home health visits, senior health centers, diabetic treatment centers and wound care centers. Also in 1997, the relator filed a case, United States ex rel. Atchison v. Columbia/ HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The court has dismissed claims relating to the home health issues as being covered by the Civil Agreement. On March 15, 2001, the government declined to intervene on both complaints. Relator has served both complaints on the Company. On June 5, 2001, the Company filed a motion to extend the time for responding to the duplicative complaints until such time as the relator elects which complaint she intends to pursue.

      In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. Relator has served a complaint to preserve its non-intervened counts, and the Company filed an answer on June 15, 2001.

      In 1997, United States ex rel. Adams v. Columbia/ HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. On March 15, 2001, the government declined to intervene in this case. Relator served the complaint on the Company, and the Company filed a motion to dismiss, which is currently pending before the court.

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

      On September 2, 1997, United States ex rel. Ann Mroz v. Columbia/ HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that the Company engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. On March 15, 2001, the government intervened in this case and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001.

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

      In 1999, United States ex rel. Hampton v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The government has intervened in this case for the purpose of dismissing the relator’s home health claims as being covered by the Civil Agreement. On March 15, 2001, the government moved to dismiss the claims. The government also declined to intervene in the kickback allegations. The relator served the complaint on the Company on March 15, 2001. On July 6, 2001, the court dismissed the relator’s complaint. On August 3, 2001, the relator filed a notice of appeal.

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

      In 1999, United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice which allegedly resulted in improper cost allocation to the hospital’s acute care services and thus improperly increased reimbursement. On February 13, 2001, the government declined to intervene in this case. The relator served the complaint on the Company, and the Company filed an answer to the complaint on June 15, 2001.

Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts

      During the April 1997 to October 1997 period, numerous securities class action and derivative lawsuits were filed in the United States District Court for the Middle District of Tennessee against the Company and a number of its current and former directors, officers and/or employees.

      On October 10, 1997, the court entered an order consolidating the above-mentioned securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case

No. 3-97-0370. All of the other individual securities class action lawsuits were administratively closed by the court. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company’s common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D., T. Michael Long and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the Federal securities laws by materially inflating the Company’s revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses.

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

      The defendants filed motions to dismiss in both the Morse and McCall lawsuits. In September 1999, the District Court entered an order granting the defendants’ motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court. On April 23, 2001, the Sixth Circuit denied defendants’ motion for rehearing, or certification to the Delaware Supreme Court. On July 25, 2001, the trial court issued a Second Case Management Order. A trial date has not been set.

      On July 28, 2000, the District Court entered an order granting the defendants’ motions to dismiss in Morse. The District Court’s order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs’ motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal is currently pending before the Sixth Circuit.

Shareholder Derivative Actions Filed in State Courts

      Several derivative actions have been filed in state courts by certain purported stockholders of the Company against certain of the Company’s current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that the Company did not engage in illegal practices thereby exposing the Company to significant damages.

      Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil

Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. In addition, a purported derivative action entitled Williams v. Averhoff, (Civil Action No. 15055-NC) was filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County, but has not been served on any defendants. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company’s current and former officers and directors. The suits seek damages, attorneys’ fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company’s stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. In the Kovalchick and Williams lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company’s stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick and Williams lawsuits. Plaintiffs in both Barron and Kovalchick have granted the defendants an indefinite extension of time to respond to the Complaints. On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company’s current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for independent public directors; and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an order temporarily staying the lawsuit.

      The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys’ fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court’s ruling on the defendants’ motions to dismiss the McCall action referred to above. As a result of the court’s September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court, and, on April 23, 2001, the Sixth Circuit denied defendants’ motion for rehearing, or, in the alternative, certification to the Delaware Supreme Court. (See Carl H. McCall, as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/ HCA Healthcare Corporation v. Richard L. Scott, et al., above.)

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

      The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs’ motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the Court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set. At a status conference on April 27, 2001, the court ordered a joint audit of the medical and billing records for certain beneficiaries of one or more of the plaintiff Health and Welfare Funds. A follow-up status conference was held on October  31, 2001 and a case management order is being submitted.

      The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/ HCA Healthcare Corporation was filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936). The original complaint, which sought certification of a national class comprised of all persons or entities who have paid for medical services provided by the Company, alleges, among other things, that the Company has engaged in a pattern and practice of (i) inflating diagnosis and medical treatments of its patients to receive larger payments from the purported class members; (ii) providing unnecessary medical care; and (iii) billing for services never rendered. This lawsuit seeks injunctive relief requiring the Company to perform an accounting to identify and disgorge medical bill overcharges. It also seeks damages, attorneys’ fees, interest and costs. In an Order entered on June 11, 1998 by the MDL Panel, other lawsuits against the Company were consolidated with the Boyson case in the Middle District of Tennessee. The amended complaint in Boyson was withdrawn and superseded by the

Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/ HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”) based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 (“ERISA”) as well as state law claims. The amended complaint seeks damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant’s motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      On April 24, 1998, two matters, Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/ HCA Healthcare Corporation, Case No. 598CV157, and Board of Trustees of the Texas Ironworkers’ Health Benefit Plan v. Columbia/ HCA Healthcare Corporation, Case No. 598CV158, were filed in the United States District Court for the Eastern District of Texas. The original complaint in these suits alleged violations of RICO only. Plaintiffs in both cases principally alleged that in order to inflate its revenues and profits, defendant engaged in fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. These suits seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. Plaintiffs subsequently amended their complaint to add allegations under ERISA as well as state law claims. These suits have been consolidated by the MDL Panel with Boyson and transferred to the Middle District of Tennessee for pretrial proceedings. The amended complaints in these suits were withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/ HCA Healthcare Corporation, Case No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims which are similar to those alleged in Boyson. Plaintiff, an Employee Welfare Benefit Plan, alleges that defendant violated the terms of the Plan documents by overbilling the Plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the Plan documents by taking Plan assets in payment of such improper bills. Plaintiff further alleges that defendant intentionally concealed or suppressed the true nature of its patients’ illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys’ fees, interest and costs. This suit has been consolidated by the court with Boyson and the other cases transferred by the MDL Panel to the Middle District of Tennessee. The complaint in Tennessee Laborers was withdrawn and superseded with the filing of the Coordinated Class Action Complaint in the MDL proceeding on September 21, 1998. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee,

Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case (below) and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys’ fees and other litigation costs. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs’ amended complaint (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital charged excessive amounts for goods and services associated with patient care and treatment, including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys’ fees and costs. In response to defendant’s amended motion to dismiss filed in January 1996, plaintiff amended the Complaint and defendant subsequently filed an answer and defenses in June 1996. On October 15, 1997, Harald Jackson moved to intervene in the lawsuit (see case below). The court denied Jackson’s motion on December 19, 1997. To date, discovery is proceeding and no class has been certified.

      The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter (above) in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The court denied Jackson’s motion on December 19, 1997, and Jackson subsequently filed a complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys’ fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint which are pending. Jackson moved to transfer the case to the judge handling the Brown case but the motion to transfer was denied on April 8, 1999. Discovery has commenced.

      Jane Doe and her husband, John Doe, on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc., d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center’s (“Summit”) charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff’s case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys’ fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs’ rights to be free from predatory billing and collection practices and an Order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit. In July 1997, Summit filed a Motion for Summary Judgment. In

March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant’s application for permission to appeal the trial court’s denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court’s denial of Summit’s Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. On October 3, 2000, the Tennessee Supreme Court heard oral arguments in this case. On May 24 2001, the Supreme Court ruled that the hospital’s admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court further held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Defendants have filed a motion for entry of judgment. A hearing took place on October 26, 2001. The court denied defendant’s motion for entry of judgment and granted with limitations, plaintiff’s motion for leave to amend their complaint. The parties agreed that plaintiffs will proceed under their real names and not a pseudonym. The court subsequently issued orders appointing two special masters to advise the court on the legal standards for determining the reasonable value of medical goods and services.

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/ HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company’s hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys’ fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a Motion for Summary Judgment which was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed Amended Complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients’ lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company’s home health care units or psychiatric hospitals. Both seek an additional order that the Company’s contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

      The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys’ fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients’ illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Action in this case is stayed by agreement of the parties pending the audit and status conference in the Columbia/ HCA Billing Practices litigation.

      The matter of Ultimate Home Healthcare, Inc., on behalf of itself and all other entities similarly situated in the states of Tennessee, Texas, Florida and Georgia v. Columbia/ HCA Healthcare Corporation, Columbia Homecare Group, Olsten Corporation, and Olsten Health Management a/k/a Hospital Contract Management Services was filed in the United States District Court for the Middle District of Tennessee on June 14, 2000, as Civil Case No. 3-00-0560. The case is filed as a purported class action on behalf of home health care companies and agencies that conducted business in Tennessee, Texas, Florida and Georgia during the years 1994 through 1996. On July 21, 2000 an amended complaint was filed. The amended complaint alleges violations of civil RICO, antitrust and consumer protection laws, and other business torts arising out of transactions and operations in which the Company’s affiliates purchased home health care agencies, or assets of agencies, from Olsten Corporation affiliates. The District Court dismissed plaintiff’s RICO, intentional interference with prospective economic advantage, and unjust enrichment claims. The complaint seeks compensatory and punitive damages in an unstated amount plus costs and attorneys’ fees. The suit is in its early stages. The Company has filed a response denying the allegations. Plaintiff has subsequently voluntarily withdrawn its anti-trust claims and class-action allegations. The only claims remaining are the individual claims by Ultimate Home Healthcare for violation of Tennessee consumer protection laws and civil conspiracy.

      The Company intends to pursue the defense of these class actions vigorously.

      While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company’s liquidity, financial position and results of operations. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the Notes to Condensed Consolidated Financial Statements.

  General Liability and Other Claims

      The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/ HCA Stock Bonus Plan v. Columbia/ HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company’s Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company’s Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company’s stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys’ fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000. On May 24, 2000, the court issued a memorandum opinion and an order dismissing the plaintiffs’ action with prejudice and entered a judgment in favor of defendants. The court ruled that the defendants did not breach their fiduciary duty to the Stock Bonus Plan. On June 12, 2000, plaintiffs filed a notice of appeal. The appeal has been fully briefed. Oral argument before the Sixth Circuit Court of Appeals took place on September 21, 2001.

      Two law firms representing groups of health insurers have approached the Company and alleged that the Company’s affiliates may have overcharged or otherwise improperly billed the health insurers for various types of medical care during the time frame from 1994 through 1997. The Company is engaged in discussions with these insurers, but no litigation has been filed. The Company is unable to determine if litigation will be filed, and if filed, what damages would be asserted.

      The Company intends to pursue the defense of these actions and prosecution of its counterclaims and third-party claims vigorously.

      The Company is a party to certain proceedings in the United States Tax Courts, the United States Court of Federal Claims and the United States Court of Appeals, Sixth Circuit. For a description of those proceedings, see Note 6 — Income Taxes in the Notes to Condensed Consolidated Financial Statements.

      The Company is also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which may not be covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

Item 6:	Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

Exhibit 12 — Statement re Computation of Ratio of Earnings to Fixed Charges.

      (b)  Reports on Form 8-K filed during the quarter ended September 30, 2001:

On July 2, 2001, the Company filed a report on Form 8-K which announced that the Company changed its corporate name to “HCA Inc.”

On July 24, 2001, the Company filed a report on Form 8-K which announced its operating results for the second quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date:  November 14, 2001