Form 10-K405
period 2001-12-31
HCA INC/TN
filed 2002-04-01
CIK 860730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11239
                             ---------------------

                                    HCA INC.
             (Exact Name of Registrant as Specified in its Charter)
                             ---------------------

                 DELAWARE                                         75-2497104
     (State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
      Incorporation or Organization)                                37203
                                                                  (Zip Code)
              ONE PARK PLAZA
           NASHVILLE, TENNESSEE
 (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (615) 344-9551

                                  FORMER NAME:
                          HCA - The Healthcare Company
                          Date of Change: July 1, 2001

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

     As of February 28, 2002, there were outstanding 489,167,400 shares of the Registrant's Voting Common Stock and 21,000,000 shares of the Registrant's Nonvoting Common Stock. As of February 28, 2002 the aggregate market value of the Common Stock held by non-affiliates was approximately $18.8 billion. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, HCA 401(k) Plan, the EPIC Profit Sharing Plan and the Healthtrust 401(k) Retirement Program have been deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
                                      PART I
Item 1.    Business....................................................      3
Item 2.    Properties..................................................     26
Item 3.    Legal Proceedings...........................................     27
Item 4.    Submission of Matters to a Vote of Security Holders.........     39

                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................     40
Item 6.    Selected Financial Data.....................................     41
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     43
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     60
Item 8.    Financial Statements and Supplementary Data.................     60
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     60

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........     61
Item 11.   Executive Compensation......................................     61
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     61
Item 13.   Certain Relationships and Related Transactions..............     61

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     62

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2001, the Company operated 184 hospitals, comprised of 172 general, acute care hospitals, six psychiatric hospitals, and six hospitals included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 79 freestanding surgery centers, three of which are accounted for using the equity method. The Company's facilities are located in 23 states, England and Switzerland. The terms "Company" and "HCA" as used herein refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner possible. HCA's general, acute care hospitals provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA's general, acute care hospitals and through HCA's freestanding outpatient surgery and diagnostic centers, and rehabilitation facilities. HCA's psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

     HCA, through various predecessor entities, began operations on July 1, 1988. The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA's principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number is (615) 344-9551.

     Prior to 1997, the Company grew substantially through a series of corporate mergers and acquisitions of individual facilities. In September 1993, the Company, then known as Columbia Healthcare Corporation, acquired Galen Health Care, Inc. ("Galen") in a merger accounted for as a pooling of interests. In February 1994, the Company acquired HCA - Hospital Corporation of America in a merger accounted for as a pooling of interests and changed its name to Columbia/HCA Healthcare Corporation. In September 1994, the Company acquired Medical Care America, Inc. ("MCA") in a transaction accounted for as a purchase, and in April 1995, the Company acquired Healthtrust, Inc. - The Hospital Company ("Healthtrust") in a merger accounted for as a pooling of interests. During the 1993 through early 1997 time period, the Company also completed numerous joint ventures and other acquisitions of health care assets.

     In July 1997, following the inception of a Federal investigation into its business practices, HCA made substantial changes to its executive management and initiated a plan to restructure its operations to create a smaller and more focused company. Since July 1997, HCA has reduced the number of hospitals it operates by 46%, or 156 hospitals, and the number of surgery centers by 47%, or 70 centers. In addition, HCA sold substantially all of its home health operations and various other non-core assets. The reduction of hospitals and surgery centers includes the spin-offs of LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") creating two independent publicly traded companies, which together operated 57 hospitals at the time of the spin-offs in May 1999. In May 2000, Columbia/HCA Healthcare Corporation changed its name to HCA - The Healthcare Company. In July 2001, HCA - The Healthcare Company changed its name to HCA Inc.

     The Company continues to be the subject of governmental investigations and litigation relating to its business practices. In 2000, the Company agreed to settle all criminal and certain civil claims against the Company relating to these matters. The Company continues to work closely with the appropriate governmental authorities to resolve the remaining civil matters. The Company is also named in various other legal proceedings, which include qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims. HCA is defending these actions vigorously. See Item
3 -- "Legal Proceedings."

BUSINESS STRATEGY

     HCA's business strategy is to be a comprehensive provider of quality health care services in the most cost-effective manner and consistent with its ethics and compliance program, applicable governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

     - emphasize a "patients first" philosophy and a commitment to ethics and compliance;

     - focus on strong assets in select, core communities;

     - develop comprehensive local health care networks with a broad range of health care services;

     - grow through increased patient volume, expansion of specialty services and emergency departments and selective acquisitions;

     - improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives;

     - recruit, develop and maintain relationships with physicians;

     - streamline and decentralize management, consistent with HCA's local focus; and

     - effectively allocate capital to maximize return on investments.

     HCA, and the health care industry in general, are facing many challenges, including the growing number of uninsured patients, the availability and rising cost of labor, rising employee health benefit costs, and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to some of these challenges, HCA is implementing a shared services initiative. This important initiative is a company-wide program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, HCA is implementing company-wide supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. The Company has also undertaken both company-wide and market-based initiatives to enhance recruitment and retention efforts and has implemented various leadership and career development programs.

HEALTH CARE FACILITIES

     HCA currently owns, manages or operates hospitals, ambulatory surgery centers, diagnostic centers, radiation and oncology therapy centers, comprehensive outpatient rehabilitation and physical therapy centers and various other facilities.

     At December 31, 2001, HCA operated 172 general, acute care hospitals with 39,504 licensed beds and an additional six hospitals with 2,063 licensed beds that are operated through joint ventures, which are accounted for using the equity method. Most of HCA's general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

     Like most hospitals, HCA's hospitals do not engage in extensive medical research and education programs. However, some of HCA's hospitals are affiliated with medical schools and may participate in the clinical rotation of medical students and other education programs.

     At December 31, 2001, HCA operated six psychiatric hospitals with 608 licensed beds. HCA's psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

     Outpatient health care facilities operated by HCA include ambulatory surgery centers, diagnostic centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of HCA's strategy to develop comprehensive health care networks in select communities.

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

SOURCES OF REVENUE

     Hospital revenues depend upon inpatient occupancy levels and the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital.

     HCA receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and private insurers, as well as directly from patients. The approximate percentages of patient revenues of the Company's facilities from such sources were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Medicare....................................................    28%       28%       29%
Medicaid....................................................     6%        7%        7%
Managed care and other discounted...........................    42%       40%       37%
Other.......................................................    24%       25%       27%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

     Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. Substantially all of HCA's hospitals are certified as health care services providers for persons covered under the Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than the hospital's established charges for the services provided.

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

  Medicare

     Under the Medicare program, HCA receives reimbursement under a prospective payment system ("PPS") for inpatient and outpatient hospital services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, providers typically receive additional "outlier" payments. DRG payments do not consider a specific hospital's cost, but are adjusted for area wage differentials. For cost reporting periods beginning after September 30, 2001, all hospitals, other than those defined as "new," will have inpatient capital costs for acute care facilities reimbursed on a prospective payment system based on DRG weights multiplied by a geographically adjusted Federal rate, unless a hospital qualifies for a special exceptions payment.

     DRG rates are updated and DRG weights are recalibrated each Federal fiscal year. The index used to adjust the DRG rates (the "market basket") gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, the DRG update for discharges from October 1, 2000 through April 1, 2001 was market basket of 3.4% minus 1.1% (or 2.3%), and for discharges from April 1, 2001 through September 30, 2001 was market basket of 3.4% plus 1.1% (or 4.5%). This resulted in a DRG rate increase of market basket of 3.4% for all of Federal fiscal year 2001. In Federal fiscal year 2002, the DRG rate increase is market basket of 3.3% minus 0.55% (or 2.75%). BIPA provides for DRG rate updates in Federal fiscal year 2003 of market basket minus 0.55%.

     Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal years 2000 and 2001, CMS has projected that payments for cost outlier cases will exceed the 5.1% set aside. CMS has increased the outlier cost threshold for Federal fiscal years 2001 and 2002, which will reduce the number of cases that qualify for outlier payments and the amount of payments for outlier cases that continue to qualify.

     Effective for cost reporting periods beginning on or after January 1, 2002, rehabilitation hospitals and rehabilitation units that are distinct parts of a hospital were permitted to transition to PPS or to become subject immediately to PPS. Previously, rehabilitation hospitals and units that met certain criteria and had cost reporting periods beginning before January 1, 2002 were exempt from PPS. Psychiatric, long-term care, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric units that are distinct parts of a hospital and meet the Centers for Medicare and Medicaid Services ("CMS," formerly the Health Care Financing Administration) criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits.

     Outpatient

     Traditionally, outpatient services provided at general, acute care hospitals were reimbursed by Medicare at the lower of customary charges, a blend of fee schedule amounts and costs that are subject to limits, or actual costs, subject to limits. On August 1, 2000, CMS began reimbursing hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding ambulatory surgery centers are reimbursed on a fee schedule.

     All services paid under the new PPS for hospital outpatient services are classified into groups called ambulatory payment classifications ("APCs"). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC rates are based on the rates that would have been in effect January 1, 1999, updated by the rate of increase in the hospital market basket of

2.9% minus one percentage point, or 1.9%. Under BIPA, the update to the outpatient PPS rates for calendar year 2001 was market basket, or 3.4%. The update scheduled for 2002 as provided for under BIPA was to have been market basket of 3.3% minus 1% (or 2.3%).

     The Medicare program sets aside 2.5% of APC payments to pay for certain approved medical devices, drugs, and biologicals on a pass-through basis. As part of the update process, CMS has estimated that pass-through payments for 2002 would be considerably in excess of the 2.5% set aside if payments were to be made at the current levels for pass-through medical devices. To correct for this estimated overpayment in calendar year 2002, CMS recently issued final regulations that will make significant changes to pass-through device payments for services furnished on or after April 1, 2002, including a pro rata reduction of 63.6%. These final regulations also corrected significant technical errors that impacted all APCs and that delayed the implementation of updated APC rates for calendar year 2002. The updated rates for calendar year 2002 are to be implemented for services furnished on or after April 1, 2002. Calendar year 2001 APC rates will be used for services provided prior to April 1, 2002. While the rules and implementation of outpatient PPS are complex, the Company does not anticipate a material financial impact as a result of outpatient PPS, or the delay in the implementation of the update to calendar year 2002 rates, nor the pro rata payment reduction for 2002.

     Rehabilitation

     PPS for rehabilitation hospitals and rehabilitation units of hospitals was implemented for Medicare cost reporting periods beginning on or after January 1, 2002. Hospitals and units with cost reporting periods beginning prior to October 1, 2002 can elect to be paid under PPS or a blend of PPS and the facility-specific payment rates. Cost reporting periods beginning on or after October 1, 2002 are to be paid under PPS. Under PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient's case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. As of December 31, 2001, HCA had two rehabilitation hospitals and 54 hospital rehabilitation units.

     Other

     Payments to PPS-exempt hospitals and units (e.g., inpatient psychiatric, rehabilitation for cost reporting periods beginning prior to January 1, 2002, and long-term hospital services) are currently based upon reasonable cost, subject to a cost per discharge target (the TEFRA limits). These limits are updated annually by a market basket index. The update to a hospital's target amount for its cost reporting period beginning in fiscal year 2001 was a range of 0% to 3.4%, depending on the hospital's or unit's costs in relation to its rate-of-increase limit. The update to a hospital's target amount for its cost reporting period beginning in fiscal year 2002 is a range of 0% to 3.3%, depending on the hospital's or unit's costs in relation to its rate-of-increase limit. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units. The cost per discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category.

     The Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") required CMS to develop and implement budget-neutral PPS systems for both psychiatric and long-term hospitals for cost reporting periods beginning on or after October 1, 2002. As of December 31, 2001, HCA had six psychiatric hospitals and 49 hospital psychiatric units and one long-term care hospital.

     Historically, Medicare reimbursed skilled nursing facilities on the basis of actual costs, subject to certain limits. The Balanced Budget Act of 1997 ("BBA-97") required the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities are paid a per diem rate for virtually all covered services. This payment system was phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. BBRA and BIPA made changes to the skilled nursing facilities payment rates, which impacted the BBA-97 provisions in a manner favorable to HCA. As of December 31, 2001, HCA had 59 skilled nursing units.

  Medicaid

     Medicaid programs are funded jointly by the Federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. The Federal government and many states periodically consider altering the level of Medicaid funding (including upper payment limits) in a manner that could adversely affect future levels of Medicaid reimbursement received by HCA's hospitals. As permitted by law, certain states in which HCA operates have adopted broad-based provider taxes to fund their Medicaid programs.

  Annual Cost Reports

     All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. CMS has extended filing due dates for cost reports as a result of problems it has experienced with updating the payment reports used to complete cost reports. Although CMS recently announced a revised schedule of filing deadlines that range from May to December 2002, HCA cannot predict whether these dates will be further postponed. In the meantime, HCA's hospitals continue to receive interim payments from CMS but these payments are not yet subject to any adjustment based upon actual costs.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HCA under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to HCA under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports.

     The Company has reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods from 1993 through periods ended on or before July 31, 2001, many of which CMS has yet to audit. The understanding with CMS is subject to approval by the U.S. Department of Justice ("DOJ"), which has not yet been obtained, and execution of a definitive written agreement. See Note 19 -- Subsequent Event -- Understanding Regarding Claims for Medicare Reimbursement in the notes to consolidated financial statements.

     The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Item 3 -- "Legal Proceedings."

  Managed Care

     To attract additional volume, most of HCA's hospitals offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. HCA's admissions attributable to managed care payers decreased from 42% for the year ended December 31, 2000 to 41% for the year ended December 31, 2001. The percentage of HCA's revenues attributable to managed care payers increased from 40% for the year ended December 31, 2000 to 42% for the year ended December 31, 2001. HCA generally receives lower payments for similar services from managed care payers than from traditional commercial/indemnity insurers. Managed care contracts are typically negotiated for one to two year terms. While HCA has generally received average price increases of five to eight percent from managed care payers during the previous two years, there can be no assurance that HCA will continue to receive increases in the future.

  Commercial Insurance

     HCA's hospitals provide services to individuals covered by traditional private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policyholders based upon the particular hospital's established charges and the particular coverage provided in the insurance policy. Commercial insurers payment arrangements vary from DRG-based payment systems, per diems, case rates and percentages of billed charges.

HOSPITAL UTILIZATION

     HCA believes that the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, HCA believes that the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

     The following table sets forth certain operating statistics for hospitals owned by HCA. Hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

                                                                 YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                 ---------   ---------   ---------   ---------   ---------
Number of hospitals at end of period(a)........        178         187         195         281         309
Number of licensed beds at end of period(b)....     40,112      41,009      42,484      53,693      60,643
Weighted average licensed beds(c)..............     40,645      41,659      46,291      59,104      61,096
Admissions(d)..................................  1,564,100   1,553,500   1,625,400   1,891,800   1,915,100
Equivalent admissions(e).......................  2,311,700   2,300,800   2,425,100   2,875,600   2,901,400
Average length of stay (days)(f)...............        4.9         4.9         4.9         5.0         5.0
Average daily census(g)........................     21,160      20,952      22,002      25,719      26,006
Occupancy rate(h)..............................         52%         50%         48%         44%         43%

---------------

(a) Excludes six facilities in 2001, nine facilities in 2000, 12 facilities in 1999, 24 facilities in 1998 and 27 facilities in 1997 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in HCA's hospitals.
(g) Represents the average number of patients in HCA's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

COMPETITION

     Generally, other hospitals in the local communities served by most of HCA's hospitals provide services similar to those offered by HCA's hospitals. Additionally, in the past several years the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA's hospitals operate in an increasingly competitive environment. The rates charged by HCA's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than HCA's hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities which may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to HCA's hospitals. In addition, in certain localities served by HCA there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of HCA's hospitals. Increasingly, HCA is facing competition by physician-owned specialty hospitals and outpatient surgery centers that compete for market share in high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, HCA's psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

     HCA believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians and other health care professionals, location, breadth of services, technology offered and prices charged. HCA's strategies are designed, and management believes that its hospitals are positioned, to be competitive.

     One of the most significant factors to the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, the Company's hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. HCA believes that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, HCA strives to maintain quality facilities, equipment, employees and services for physicians and their patients.

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

     HCA, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers remain ongoing challenges and may require changes in HCA's operations in the future.

     The hospital industry and many of HCA's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, HCA intends to expand many of its facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.

REGULATION AND OTHER FACTORS

  Licensure, Certification and Accreditation

     Health care facility construction and operation are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. HCA believes that its health care facilities are properly licensed under applicable state laws. Substantially all of HCA's general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("Joint Commission"). Certain of HCA's psychiatric hospitals do not participate in these programs. If any facility were to lose its Joint Commission accreditation or otherwise loses its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that HCA's facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for HCA to make changes in its facilities, equipment, personnel and services.

  Certificates of Need

     In some states where HCA operates hospitals, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership.

  State Rate Review

     Some states where HCA operates hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected HCA's results of operations.

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

  Federal Health Care Program Regulations

     Participation in any Federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital's participation in the Federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act or both.

     Anti-kickback Statute

     Among these provisions is a section of the Social Security Act known as the Anti-kickback Statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 and damages of up to three times the total amount of the remuneration, and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.

     The Office of Inspector General at the Department of Health and Human Services ("OIG"), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued "Special Fraud Alerts" that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including:
(a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) "gainsharing," the practice of giving physicians a share of any reduction in a hospital's costs for patient care attributable in part to the physician's efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

     As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers, and referral agreements for specialty services. HCA has a variety of financial relationships with physicians who refer patients to its hospitals. HCA has contracts with physicians providing services under a variety of financial arrangements such as employment contracts, leases and professional service agreements. HCA also provides financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by its hospitals. While the Company endeavors to exercise best efforts to comply with the applicable safe harbors, certain of the Company's current arrangements, including joint ventures, do not qualify for safe harbor protection. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities that enforce these laws will not determine that these financial arrangements violate the Anti-kickback Statute or other applicable laws. This determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs.

     Stark Law

     The Social Security Act also includes a provision commonly known as the "Stark Law." This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for prohibited services, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician's ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department.

     On January 4, 2001, CMS issued final regulations, subject to comment, intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The phase one regulations generally became effective January 4, 2002. However, CMS has delayed until January 6, 2003 the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be "set in advance" for purposes of exceptions to the Stark Law. The Company cannot predict the final form that these regulations will take or the effect that the final regulations will have on its operations.

     Similar State Laws

     Many states in which HCA operates also have laws that prohibit payments to physicians for patient referrals similar to the Anti-kickback Statute and self-referral legislation similar to the Stark Law. The scope of these state laws is broad, since they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties as well as loss of facility licensure.

     HIPAA and BBA-97

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

     Other Fraud and Abuse Provisions

     The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary's selection of a health care provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, including preparing cost reports, must be performed to avoid liability.

     Medicare regulations and fraud and abuse are areas included in the ongoing government investigation and litigation pertaining to the Company. See Item
3 -- "Legal Proceedings."

  The Federal False Claims Act and Similar State Laws

     A factor affecting the health care industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government's behalf under the False Claims Act's "qui tam," or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government. Qui tam actions are among the types of lawsuits faced by HCA. See Item 3 -- "Legal Proceedings."

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

     In some cases, whistleblowers and the Federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. A number of states in which HCA operates have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

  Administrative Simplification and Privacy Requirements

     The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. However, Congress recently enacted the Administrative Simplification Compliance Act, which extends the compliance date until October 16, 2003 for entities that file a plan with HHS that demonstrates how they intend to comply with the regulations by the extended deadline.

     The Administrative Simplification Provisions also require HHS to adopt standards to protect the security and privacy of health-related information. HHS proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed would require health care providers to implement organizational, physical and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, HHS released final regulations containing privacy standards in December 2000. These privacy regulations became effective April 2001, but compliance with these regulations is not required until April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently effective, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations, as proposed, and the privacy regulations, as effective, could impose significant costs on HCA's facilities in order to comply with these standards.

     Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the Federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any Federal or state privacy-related laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary and could impose additional penalties.

  EMTALA

     All of HCA's hospitals are subject to the Emergency Medical Treatment and Active Labor Act ("EMTALA"). This Federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital's emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient's ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient's family or a medical facility that suffers a financial loss as a direct result of another hospital's violation of the law can bring a civil suit against the hospital.

     The government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital's emergency department but present for treatment to the hospital's campus generally or to a hospital-based clinic or are transported in a hospital-owned ambulance. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. Moreover, patients are increasingly including EMTALA violation allegations in malpractice lawsuits. Management believes HCA's hospitals operate in substantial compliance with EMTALA.

  Corporate Practice of Medicine/Fee Splitting

     Some of the states in which HCA operates have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

  Health Care Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. The Company is currently the subject of various Federal and state investigations and litigation. See Item 3 -- "Legal Proceedings."

     The Company's substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of its operations. The Company continues to monitor all aspects of its business and has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including the Company's.

     It is possible that governmental entities could initiate investigations or litigation in the future at facilities operated by HCA and that such matters could result in significant penalties as well as adverse publicity. It is also possible that HCA's executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

  Health Care Reform

     Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private health care insurance. Most states, including the states in which HCA operates, have applied for and been granted Federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.

  Compliance Program and Corporate Integrity Agreement

     HCA maintains a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, HCA provides annual ethics and compliance training to its employees and encourages all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line.

     In January 2001, HCA entered into a Corporate Integrity Agreement ("CIA") with the OIG which has an eight-year term. The CIA is structured to assure the Federal government of HCA's overall Federal health care program compliance and specifically covers DRG coding, outpatient laboratory billing, outpatient PPS billing and physician relations. Under the CIA, HCA has an affirmative obligation to report potential violations of applicable Federal heath care laws and regulations and has, pursuant to this obligation, reported a number of potential technical violations of the Stark and EMTALA laws. This obligation could result in greater scrutiny by regulatory authorities. The CIA resulted in a waiver of the government's discretionary right to exclude any of HCA's operations from participation in the Medicare program for matters settled in the Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice. See Item 3 -- "Legal Proceedings." Breach of the CIA could subject HCA to substantial monetary penalties and/or exclusion from participation in the Medicare and Medicaid programs.

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

     The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (that require HCA to purchase the partner's interest in the joint venture) by certain existing joint venture partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Antitrust Laws

     The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements and other practices that have or may have an adverse effect on competition. Violations of Federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. HCA believes it is in compliance with such Federal and state laws, but there can be no assurance that a review of HCA's practices by courts or regulatory authorities will not result in a determination that could adversely affect HCA's operations.

ENVIRONMENTAL MATTERS

     HCA is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that HCA will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, results of operations or financial condition.

INSURANCE

     As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, HCA insures a substantial portion of its professional and general liability risks. HCA's health care facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. HCA also maintains professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary. HCA and its insurance subsidiary maintain allowances for professional liability risks that totaled $1.5 billion at December 31, 2001. Management considers such allowances, which are based on actuarially determined estimates, to be adequate for such liability risks.

EMPLOYEES AND MEDICAL STAFFS

     At December 31, 2001, HCA had approximately 174,000 employees, including approximately 51,000 part-time employees. HCA is subject to various state and Federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 11 hospitals are represented by various labor unions. HCA considers its employee relations to be satisfactory. While HCA's hospitals experience union organizational activity from time to time, HCA does not expect such efforts to materially affect its future operations. HCA's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, HCA has implemented several initiatives to improve recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel. References herein to "employees" refer to employees of affiliates of HCA.

     Licensed physicians who have been accepted to the medical staff of individual hospitals staff HCA's hospitals. With certain exceptions, physicians generally are not employees of HCA's hospitals. However, some physicians provide services in HCA's hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of HCA's hospitals, but the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria must approve acceptance to the staff. Members of the medical staffs of HCA's hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

RISK FACTORS

     If any of the events discussed in the following risks were to occur, HCA's business, financial position, results of operations, cash flows or prospects could be materially adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by HCA may also constrain its business and operations. In either case, the trading price of HCA's common stock could decline and stockholders could lose all or part of their investment.

 HCA Continues To Be The Subject Of Governmental Investigations And Litigation That Could Result In Sanctions And Judgments.

     HCA continues to be the subject of governmental investigations and litigation relating to its business practices. On December 14, 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys' Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. Pursuant to the Plea Agreement, HCA paid the government $95 million during the first quarter of 2001. The Civil Agreement was approved by the Federal District Court for the District of Columbia in August 2001. Pursuant to the Civil Agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Civil issues that are not covered by the Civil Agreement that remain outstanding include claims related to cost reports and physician relations issues. HCA also entered into the CIA with the OIG, under which the Company has an affirmative obligation to report potential violations of applicable laws and regulations. This obligation could result in greater scrutiny by regulatory authorities.

     HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission. HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     While management is unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, should HCA be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or in breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such fines or penalties could require HCA to make significant additional payments, and any exclusion from participation in the Medicare and Medicaid programs could reduce HCA's revenues.

  If HCA Fails To Comply With Extensive Laws And Government Regulations, It Could Suffer Penalties Or Be Required To Make Significant Changes To Its Operations.

     The health care industry is required to comply with extensive and complex laws and regulations at the Federal, state and local government levels relating to, among other things:

     - billing for services;

     - relationships with physicians and other referral sources;

     - adequacy of medical care;

     - quality of medical equipment and services;

     - qualifications of medical and support personnel;

     - confidentiality, maintenance and security issues associated with health-related information and medical records;

     - the screening, stabilization and transfer of patients who have emergency medical conditions;

     - licensure;

     - hospital rate or budget review;

     - operating policies and procedures; and

     - addition of facilities and services.

     Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that HCA may have with physicians and other referral sources. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. A number of HCA's current financial relationships with physicians and other referral sources do not qualify for safe harbor protection under the Anti-kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. Further, HCA cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.

     In order to comply with the Stark Law, HCA's financial relationships with physicians and their immediate family members must meet an exception. HCA attempts to structure its relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions, some of which are still under review, are detailed and complex, and HCA cannot guarantee that every relationship complies fully with the Stark Law.

     If HCA fails to comply with the Anti-kickback Statute, the Stark law or other applicable laws and regulations, it could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of its licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other Federal and state health care programs. See "Business -- Regulation and Other Factors".

     Because many of these laws and regulations are relatively new, HCA does not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject HCA's current or past practices to allegations of impropriety or illegality or could require HCA to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that HCA has violated these laws, or the public announcement that it is being investigated for possible violations of these laws, could have a material adverse effect on its business, financial condition, results of operations or prospects and HCA's business reputation could suffer significantly. In addition, HCA is unable to predict whether other legislation or regulations at the Federal or state level will be adopted, what form such legislation or regulations may take or their impact.

  HCA Is Subject To Uncertainties Regarding Health Care Reform.

     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. HCA cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on its business, financial position or results of operations.

  HCA's Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

     The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of HCA's hospitals provide services similar to those offered by HCA's hospitals. In addition, the number of freestanding specialty hospitals and outpatient surgery and diagnostic centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA's hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with HCA's hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, HCA is facing competition by physician-owned specialty hospitals and outpatient surgery centers that compete for market share in high margin services. Some of HCA's competitors are more established, offer highly specialized facilities, equipment and services which may not be available at HCA's hospitals, offer a wider range of services or have more capital or other resources. If HCA's competitors are better able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, HCA may experience a decline in patient volume. See "Business -- Competition."

  HCA's Performance Depends On Its Ability To Recruit And Retain Quality Physicians.

     Physicians generally direct the majority of hospital admissions and therefore the success of HCA's hospitals depends, in part, on the number and quality of the physicians on the medical staffs of its hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that HCA serves, most physicians have admitting privileges at other hospitals in addition to HCA's hospitals. Such physicians may terminate their affiliation with HCA hospitals at any time. If HCA is unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to HCA facilities, admissions may decrease and HCA's operating performance may decline.

  HCA's Hospitals Face Competition For Staffing, Which May Increase Its Labor Costs And Reduce Profitability.

     HCA's operations are dependent on the effort, abilities and experience of its management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as its physicians. HCA competes with other health care providers in recruiting and retaining qualified management and support personnel responsible for the day-to-day operations of each of its hospitals, including nurses and other non-physician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. This shortage may require HCA to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. HCA's salaries and benefits, as a percentage of revenues, increased to 40.5% in 2001 from 39.8% in 2000 in part due to cost pressures associated with the tight labor market for health care professionals. HCA also depends on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. If HCA's labor costs continue to increase, it may not be able to raise rates to offset these increased costs. Because a significant percentage of HCA's revenues consist of fixed, prospective payments, its ability to pass along increased labor costs is constrained. HCA's failure to recruit and retain qualified management, nurses and other medical support personnel, or to control its labor costs could have a material adverse effect on HCA's results of operations.

  Changes In Governmental Programs May Reduce HCA's Revenues.

     A significant portion of HCA's revenues are derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. HCA derived approximately 34% of its patient revenues from the Medicare and Medicaid programs in 2001. Legislative changes, including those enacted as part of BBA-97, have resulted in limitations on and, in some cases, reductions in levels of, payments to health care providers for certain services under these government programs.

     Many changes imposed by BBA-97 are being phased in over a period of years. BBRA and BIPA are mitigating certain rate reductions resulting from BBA-97. Nonetheless, BBA-97 significantly changed the method of payment under the Medicare and Medicaid programs. This change resulted in significant reductions in payments for HCA's inpatient, outpatient, and skilled nursing services. In addition, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states' Medicaid systems. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on the financial position and results of operations of HCA.

  Demands Of Non-government Payers May Reduce HCA's Revenues.

     HCA's ability to negotiate favorable contracts with non-government payers including, HMOs, PPOs and other managed care plans, significantly affects the revenues and operating results of most of its hospitals. Patient revenues derived from managed care payers accounted for approximately 42% of HCA's patient revenues in 2001. Non-government payers, including managed care payers, increasingly are demanding discounted fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material adverse effect on the financial position and results of operations of HCA.

  Controls Designed To Reduce Inpatient Services May Reduce HCA's Revenues.

     Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as "utilization review," have affected and are expected to continue to affect HCA's facilities. Utilization review entails the review of the admission and course of treatment of a patient by PROs. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required pre-admission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although HCA is unable to predict the effect these changes will have on its operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on HCA's business, financial position and results of operations.

  HCA's Shared Services And Other Initiatives May Not Achieve Anticipated Efficiencies.

     HCA's strategy includes controlling the cost of providing services. HCA is implementing a shared services initiative designed to increase revenue, accelerate cash flows and reduce operating costs by consolidating hospitals' back-office functions such as billing and collections and standardizing and upgrading financial services. In addition, HCA is implementing supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. HCA is also in the process of implementing an enterprise resource planning ("ERP") system to replace its financial and human resources information systems and reporting process. The ERP system is designed to improve the integration among the Company's various software systems and allow for more efficient collecting, sharing and analyzing of data. The ERP system should provide more flexibility to format reports to fit facilities' needs and allow employees to use their PCs to gather and analyze information. HCA has expended significant sums to implement these initiatives and expects to spend additional amounts over the next two years to fully develop and implement these initiatives. There can be no assurance that HCA's implementation will not be delayed, that HCA will not spend significantly more than currently anticipated to implement these initiatives, that HCA's financial business processes will not be interrupted during implementation or that HCA will be able to realize the anticipated efficiencies from these initiatives.

  State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair HCA's Ability To Operate And Expand Its Operations.

     Some states require health care providers to obtain prior approval, known as CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. HCA currently operates hospitals in a number of states with CON laws. The failure to obtain any required CON could impair HCA's ability to operate or expand operations.

  HCA's Facilities Are Heavily Concentrated In Florida And Texas, Which Makes The Company Sensitive To Regulatory, Economic And Competitive Changes In Those States.

     Of 184 hospitals at December 31, 2001, 77 are located in Florida and Texas, which makes HCA particularly sensitive to regulatory, economic, and competition changes in those states. Any material change in the current regulatory, economic or competitive conditions in these states could have a disproportionate affect on the Company's overall business results.

  HCA May Be Subject To Liabilities Because of Claims By The IRS.

     HCA is currently contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $307 million through December 31, 2001. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by HCA in 1995 and 1996. During the first quarter of 2001, the IRS began an examination of HCA's 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination or any other examinations that may be initiated by the IRS.

  HCA May Be Subject To Liabilities From Claims Brought Against Its Facilities.

     HCA is subject to significant litigation relating to its business practices including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See
Item 3 -- "Legal Proceedings." Many of these actions involve large claims and significant defense costs. HCA insures a substantial portion of its professional and general liability risks through a wholly-owned subsidiary, in amounts management believes are sufficient to cover claims arising out of the operation of HCA's facilities. HCA's wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. Some of the claims, however, could exceed the maximum insurance coverage, may not be covered by insurance, or reinsurers could fail to meet their obligations. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers fail to meet their obligations, the results of operations and financial position of HCA could be adversely affected.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of HCA as of February 28, 2002, were as follows:

NAME                                   AGE                     POSITION(S)
----                                   ---                     -----------
Jack O. Bovender, Jr. ...............  56    Chairman of the Board and Chief Executive
                                             Officer
Richard M. Bracken...................  49    President and Chief Operating Officer
David G. Anderson....................  54    Senior Vice President -- Finance and Treasurer
Victor L. Campbell...................  55    Senior Vice President
Rosalyn S. Elton.....................  40    Senior Vice President -- Operations Finance
James A. Fitzgerald, Jr. ............  47    Senior Vice President -- Contracts and
                                             Operations Support
V. Carl George.......................  57    Senior Vice President -- Development
Jay Grinney..........................  50    President -- Eastern Group
Samuel N. Hazen......................  41    President -- Western Group
Frank M. Houser, M.D. ...............  61    Senior Vice President -- Quality and Medical
                                             Director
R. Milton Johnson....................  45    Senior Vice President and Controller
Patricia T. Lindler..................  54    Senior Vice President -- Government Programs
A. Bruce Moore, Jr. .................  42    Senior Vice President -- Operations
                                             Administration
Philip R. Patton.....................  49    Senior Vice President -- Human Resources
Gregory S. Roth......................  45    President -- Ambulatory Surgery Group
William B. Rutherford................  38    Chief Financial Officer -- Eastern Group
Richard J. Shallcross................  43    Chief Financial Officer -- Western Group
Joseph N. Steakley...................  47    Senior Vice President -- Internal Audit &
                                             Consulting Services
Beverly B. Wallace...................  51    Senior Vice President -- Revenue Cycle
                                             Operations Management
Robert A. Waterman...................  48    Senior Vice President and General Counsel
Noel Brown Williams..................  46    Senior Vice President and Chief Information
                                             Officer
Alan R. Yuspeh.......................  52    Senior Vice President -- Ethics, Compliance and
                                             Corporate Responsibility

     Jack O. Bovender, Jr. was appointed Chairman of the Board and Chief Executive Officer effective January 2002. Mr. Bovender served as President and Chief Executive Officer from January 2001 until December 2001. Mr. Bovender served as President and Chief Operating Officer of the Company from August 1997 to January 2001 and was appointed a Director of the Company in July 1999. From April 1994 to August 1997, he was retired after serving as Chief Operating Officer of HCA-Hospital Corporation of America from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA-Hospital Corporation of America.

     Richard M. Bracken was appointed President and Chief Operating Officer in January 2002 after being appointed Chief Operating Officer in July 2001. Mr. Bracken served as President -- Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995 he served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

     David G. Anderson has served as Senior Vice President -- Finance and Treasurer of the Company since July 1999. Mr. Anderson served as Vice President
- Finance of the Company from September 1993 to July 1999 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Galen Health Care, Inc. From July 1988 to March 1993, Mr. Anderson served as Vice President -- Finance and Treasurer of Humana Inc.

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

     Samuel N. Hazen was appointed President -- Western Group of the Company in July 2001. Mr. Hazen served as Chief Financial Officer -- Western Group of the Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer -- North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

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

     Philip R. Patton has served as Senior Vice President -- Human Resources of the Company since September 1998. Mr. Patton served as Vice President for Human Resources of Quorum Health Group, Inc.

from 1996 to August 1998. Mr. Patton joined HCA -- Hospital Corporation of America in 1979 and served as Senior Vice President of Human Resources from 1992 to 1994.

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

     Richard J. Shallcross was appointed Chief Financial Officer -- Western Group of the Company in August 2001. Mr. Shallcross served as Chief Financial Officer -- Continental Division of the Company from September 1997 to August 2001. From October 1996 to August 1997 Mr. Shallcross served as Chief Financial Officer-Utah/Idaho Division of the Company. From November 1995 until September 1996 Mr. Shallcross served as Vice President of Finance and Managed Care for the Colorado Division of the Company.

     Joseph N. Steakley has served as Senior Vice President -- Internal Audit & Consulting Services of the Company since July 1999. Mr. Steakley served as Vice President -- Internal Audit & Consulting Services from November 1997 to July 1999. From October 1989 until October 1997, Mr. Steakley was a partner with Ernst & Young LLP.

     Beverly B. Wallace has served as Senior Vice President -- Revenue Cycle Operations Management of the Company since July 1999. Ms. Wallace served as Vice President -- Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President -- Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial Officer -- Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer -- Mid-America Division of the Company.

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

ITEM 2.  PROPERTIES

     The following table lists, by state, the number of hospitals (general, acute care and psychiatric), directly or indirectly, owned and operated by the Company as of December 31, 2001:

                                                                          LICENSED
STATE                                                         HOSPITALS     BEDS
-----                                                         ---------   --------
Alaska......................................................       1          254
California..................................................       7        1,977
Colorado....................................................       6        2,063
Florida.....................................................      40       10,061
Georgia.....................................................      17        2,822
Idaho.......................................................       2          473
Indiana.....................................................       2          460
Kansas......................................................       1          760
Kentucky....................................................       2          396
Louisiana...................................................      13        2,137
Mississippi.................................................       1          130
Nevada......................................................       2          880
New Hampshire...............................................       2          295
North Carolina..............................................       1           60
Oklahoma....................................................       5        1,186
South Carolina..............................................       3          731
Tennessee...................................................      11        2,267
Texas.......................................................      37        9,172
Utah........................................................       6          898
Virginia....................................................      12        3,107
Washington..................................................       1          119
West Virginia...............................................       4        1,003

INTERNATIONAL
Switzerland.................................................       2          220
United Kingdom..............................................       6          704
                                                                 ---       ------
                                                                 184       42,175
                                                                 ===       ======

     In addition to the hospitals listed in the above table, HCA, directly or indirectly operates 79 freestanding surgery centers. HCA also operates medical office buildings in conjunction with some of its hospitals. These office buildings are primarily occupied by physicians who practice at HCA's hospitals.

     HCA owns and maintains its headquarters in approximately 787,000 square feet of space in five office buildings in Nashville, Tennessee.

     HCA's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for HCA's present needs. HCA's properties are subject to various Federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect HCA's financial position or results from operations.

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

GOVERNMENT INVESTIGATIONS AND LITIGATION

     HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

     In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Under the Civil Agreement, HCA's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission. HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     HCA continues to cooperate in government investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA's financial position, results of operations and liquidity. See Note
2 -- Investigations and Settlement of Certain Government Claims, Note
12 -- Contingencies and Note 19 -- Subsequent Event -- Understanding Regarding Claims for Medicare Reimbursement in the notes to consolidated financial statements.

LAWSUITS

  Qui Tam Actions

     Several qui tam actions have been brought by private parties ("relators") on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. 3729, et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,500 or more than $11,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. In many instances there are additional common law claims.

     In February 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation ("MDL") seeking to transfer and consolidate, pursuant to 28 U.S.C. 1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia.

     In January 2001, the District Court in the District of Columbia entered an order establishing an initial schedule for the consolidated qui tam cases. Among other things, the court ordered that for those qui tam cases which will be dismissed in full or in part pursuant to the Civil Agreement, the parties were required to file motions to dismiss by February 14, 2001. The court ordered that, by March 15, 2001, the government was required to make an intervention decision on the remaining cases and file and serve a Complaint for those cases in which it intervenes. On March 15, 2001, the government filed its notice of intervention or notice declining intervention (where it had not already declined intervention) in each qui tam action in the MDL proceeding. In each case where the government intervened, it served the complaint on the Company. In those cases where the government declined intervention, the respective relators were required to serve the complaint by the later of March 15, 2001 or within 15 days after the government's notice declining intervention.

A. QUI TAM ACTIONS IN WHICH THE UNITED STATES HAS INTERVENED

     The United States intervened in eight of the consolidated cases, which fall generally in three categories: (1) cost reports allegedly constituting false claims; (2) alleged improper financial arrangements with physicians to induce referrals; and (3) alleged false claims pertaining to certain management fees paid to Curative Health Services.

  1. Cost Report Cases

     In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA, et al., Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1993, and is a qui tam action alleging various violations of the Federal False Claims Act concerning the Company's claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain "cost report reserves" in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims. Discovery regarding all claims began in August 2001, and is ongoing. However, on January 28, 2002, the Company filed a motion for protective order regarding depositions of its current and former employees. The filing of the motion has had the effect of staying such depositions pending a ruling. The government has filed a motion to consolidate the case with United States ex rel. Schilling v. Columbia/HCA, which the Company has opposed.

     In December 1998, the U.S. District for the Middle District of Florida unsealed United States ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and on March 15, 2001 the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims. Discovery regarding all claims began in August 2001, and is currently ongoing.

     In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. Relator has served a complaint to preserve its non-intervened counts, and the Company filed an answer on June 15, 2001. Discovery is currently ongoing.

  2. Physician Referral Cases

     The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court's rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a third amended complaint. Discovery in this matter is currently stayed. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

     In 1996, the case United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud charges. The government's complaint alleges that the Company's financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government's complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government's complaint on May 14, 2001, and an amended answer on July 27, 2001. Relator has withdrawn the non-intervened counts. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

     On September 2, 1997, the case United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that an HCA hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. The government intervened in this case, and on March 15, 2001 served its complaint on the Company. The government's complaint alleges that the Company's financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government's complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government's complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

  3. Curative Health Services Cases

     In June of 1998, the case United States of America ex rel. Joseph "Mickey" Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. This complaint was unsealed by the court on April 9, 1999. The government has intervened in this lawsuit and served the complaint on the Company. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated ("Curative") for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative that were excessive and not reasonable and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. Discovery is ongoing.

     The case United States ex rel. Lanni v. Curative Health Services, et al.,98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The complaint has allegations similar to those in the Parslow case. The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain claims relating to the request for reimbursement for non-allowable costs and served its complaint on the Company. The relator has moved to dismiss the remaining claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. Discovery is ongoing.

B. QUI TAM ACTIONS IN WHICH THE UNITED STATES HAS NOT INTERVENED

     In 1997, the case United States ex rel. Adams v. Columbia/HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. The government has not intervened in this case. Relator served the complaint and the Company filed a motion to dismiss, which is currently pending before the court.

     In 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/ HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians' Services Inc., El Paso Nurses Unlimited Inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas. In general, the complaint alleges that the defendants submitted false claims regarding the three day DRG payment window rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy charges and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, improperly billed certified first assistants in surgery, home health visits, senior health centers, diabetic treatment and wound care center. In 1997, relator also filed a second suit, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The United States has not intervened in either action. Relator served both complaints in March 2001. On June 5, 2001, the Company filed a motion to extend the time for responding to the duplicative complaints until such time as relator elects which complaint she intends to pursue. The court has stayed discovery pending a ruling on the motion to extend.

     In 1998, the case United States ex rel. Barrett and Goodwin v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. The United States has not intervened in this case. The relators served the complaint, and the Company filed a motion to dismiss, which is currently pending. Discovery is stayed pending a ruling on the motion to dismiss.

     In 1999, the case United States ex rel. Hampton v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The United States did not intervene in this case. The relator served the complaint, which the court dismissed on July 6, 2001. The relator filed a notice of appeal in August 2001.

     In 1997, the case United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports such as including improper inflation of cost basis, costs relating to unnecessary care to patients, and falsification of records. The United States has not intervened in this case. The Company has been served with the complaint, which it answered. Discovery is stayed pending a ruling on another defendant's motion to dismiss.

     In 1999, the case United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice that allegedly resulted in improper cost allocation to the hospital's acute care services and thus improperly increased reimbursement. The government has not intervened in this case. The Company was served with the complaint and filed an answer. Discovery is stayed pending a ruling on another defendant's motion to dismiss.

     On July 31, 1998, the U.S. District Court for the Western District of Texas, unsealed United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and is a qui tam action alleging various violations of the Federal False Claims Act concerning statements made to the Joint Commission in order to be eligible for Medicare payments, thereby allegedly rendering false the defendants' claims for Medicare reimbursement. In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. Some of the claims were dismissed as released under the Settlement Agreement. The Company filed a motion to dismiss the remaining allegations in the complaint. Discovery has been stayed pending a ruling on the motion to dismiss.

     The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator's motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment. The government has not intervened in this case. Discovery is currently ongoing.

     In 1998, the case United States ex rel. Scussel v. Patton Medical. Inc., et al., Civ. Action No. 4:98-CV-145 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the complaint alleges that the Company entered into an improper referral arrangement with a durable medical equipment supplier. The United States declined intervention in this case. The Company was served with the relator's complaint. The Company filed a motion to dismiss, which is currently pending. Discovery has been stayed pending a ruling on the motion.

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

     On October 10, 1997, the court entered an order consolidating the above-mentioned derivative law claims into a single-captioned case, Carl H. McCall as Comptroller of the State of New York and as Trustee of the New York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. All of the other derivative lawsuits were administratively closed by the court. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes involving improperly increasing revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and expenses. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits; (ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with Federal and state laws and ensure reports to the Board of material violations.

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

     On July 28, 2000, the District Court entered an order granting the defendants' motions to dismiss in Morse. The District Court's order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs' motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal is currently pending before the Sixth Circuit, and oral argument has been set for April 23, 2002.

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

     Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil

Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. In addition, a purported derivative action entitled Williams v. Averhoff, (Civil Action No. 15055-NC) was filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County, but has not been served on any defendants. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company's current and former officers and directors. The suits seek damages, attorneys' fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company's stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. On March 30, 1999, the Barron case was dismissed without prejudice. In the Kovalchick and Williams lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company's stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick and Williams lawsuits. On January 31, 2002, the plaintiffs in Kovalchick and Williams advised the court that they intended to lift the stay of proceedings in this matter and proceed with discovery. The Company has filed motions opposing plaintiffs' request to lift the stays.

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

     The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company's petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers' Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients' illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs' motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers' Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs' motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court's decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set. At a status conference on April 27, 2001, the court ordered a joint audit of the medical and billing records for certain beneficiaries of one or more of the plaintiff health and welfare funds. A follow-up status conference was held on October 31, 2001 and a case management order was entered on February 8, 2002.

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

     The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 ("ERISA") as well as state law claims. The amended complaint seeks damages, attorneys' fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant's motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

     The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital charged excessive amounts for goods and services associated with patient care and treatment, including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys' fees and costs. In response to defendant's amended motion to dismiss filed in January 1996, plaintiff amended the complaint and defendant subsequently filed an answer and defenses in June 1996. On October 15, 1997, Harald Jackson moved to intervene in the lawsuit (see case below). The court denied Jackson's motion on December 19, 1997. To date, discovery is proceeding and no class has been certified. There has been no activity since April 1999.

     The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter (above) in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The court denied Jackson's motion on December 19, 1997, and Jackson subsequently filed a complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys' fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint which are pending. Jackson moved to transfer the case to the judge handling the Brown case but the motion to transfer was denied on April 8, 1999. A Motion, Notice and Order of Dismissal for lack of prosecution was entered by the court on June 1, 2000. Plaintiff filed a Showing of Good Cause on June 28, 2000. A hearing was held on July 18, 2000, after which the court entered an Order that Action Remain Pending. There has been no activity in the case since July 2000.

     Smallwood, Peggy Sue and her husband, John R. Smallwood (formerly described as Jane Doe and her husband, John Doe), on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center's ("Summit") charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff's case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys' fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs' rights to be free from predatory billing and collection practices and an order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit. In July 1997, Summit filed a Motion for Summary Judgment. In March 1998, the court denied the Motion for Summary Judgment and ordered the parties into mediation. In June 1998, the Court of Appeals denied defendant's application for permission to appeal the trial court's denial of the summary judgment motion. Summit filed an application for permission to appeal to the Supreme Court of Tennessee, which the Supreme Court granted on November 9, 1998, and remanded the case to the Court of Appeals for review on the merits. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court's denial of Summit's Motion for Summary Judgment. Summit filed an application for permission to appeal to the Tennessee Supreme Court in October 1999. On December 10, 1999, the Tennessee Supreme Court granted permission for the Tennessee Hospital Association and Adventist Health System Sunbelt Healthcare Corporation to file an amicus brief in this case. On October 3, 2000, the Tennessee Supreme Court heard oral arguments in this case. On May 24, 2001, the Supreme Court ruled that the hospital's admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court further held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Defendants filed a motion for entry of judgment, and a hearing took place on October 26, 2001. The court denied defendant's motion for entry of judgment and granted with limitations, plaintiff's motion for leave to amend their complaint. The parties agreed that plaintiffs will proceed under their real names and not a pseudonym. The court subsequently issued orders appointing two special masters to advise the court on the legal standards for determining the reasonable value of medical goods and services. The case is currently set for trial on September 30, 2002.

     Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company's hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys' fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a Motion for Summary Judgment that was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. Both proposed amended complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients' lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company's home health care units or psychiatric hospitals. Both seek an additional order that the Company's contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

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

     The matter of Ultimate Home Healthcare, Inc., on behalf of itself and all other entities similarly situated in the states of Tennessee, Texas, Florida and Georgia v. Columbia/HCA Healthcare Corporation, Columbia Homecare Group, Olsten Corporation, and Olsten Health Management a/k/a Hospital Contract Management Services was filed in the United States District Court for the Middle District of Tennessee on June 14, 2000, as Civil Case No. 3-00-0560. The case was filed as a purported class action on behalf of home health care companies and agencies that conducted business in Tennessee, Texas, Florida and Georgia during the years 1994 through 1996. On July 21, 2000 an amended complaint was filed. The amended complaint alleges violations of civil RICO, antitrust and consumer protection laws, and other business torts arising out of transactions and operations in which the Company's affiliates purchased home health care agencies, or assets of agencies, from Olsten Corporation affiliates. The District Court dismissed plaintiff's RICO, intentional interference with prospective economic advantage, and unjust enrichment claims. The complaint sought compensatory and punitive damages in an unstated amount plus costs and attorneys' fees. The Company filed a response denying the allegations. Plaintiff subsequently voluntarily withdrew its anti-trust claims and class-action allegations. On December 11, 2001, this case was dismissed with prejudice against the plaintiffs by agreement of the parties.

     The Company intends to pursue the defense of these class actions vigorously.

     While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company's liquidity, financial position and results of operations. See Note 2 -- Investigations and Settlement of Certain Government Claims and Note 12 -- Contingencies in the notes to consolidated financial statements.

  General Liability and Other Claims

     The matter of Landgraff, Anne M. and Gina Magarian, on behalf of the Columbia/HCA Stock Bonus Plan v. Columbia/HCA Healthcare Corporation of America, et al. was originally filed on November 7, 1997 in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 97-CV-3381 and transferred by agreement of the parties to the United States District Court for the Middle District of Tennessee, Civil Action No. 3-98-0090. The plaintiffs filed a second amended complaint on April 24, 1998 against the Company and certain members of the Company's Retirement Committee during 1997 alleging breach of fiduciary duty owed to the participants in the Company's Stock Bonus Plan by failing to sell the Plan holdings of Company stock based upon knowledge of material public and non-public adverse information and by failing to act solely in the interests and for the benefit of the participants. The suit generally alleges that the defendants fraudulently concealed information from the public and fraudulently inflated the Company's stock price through billing fraud, overcharges, inaccurate Medicare cost reports and illegal kickbacks for physician referrals. The suit seeks an order allowing the plaintiffs to proceed on behalf of the plan as in a derivative action, a judgment for compensatory and restitutionary damages for the losses allegedly experienced by the Plan because of breaches of fiduciary duty, an order transferring management of the plan to a competent, neutral third-party, and an award of pre-judgment interest, reasonable attorneys' fees and costs. A bench trial was held from June 8 through July 1, 1999. Additional oral arguments were held on March 23, 2000. On May 24, 2000, the court issued a memorandum opinion and an order dismissing the plaintiffs' action with prejudice and entered a judgment in favor of defendants. The court ruled that the defendants did not breach their fiduciary duty to the Stock Bonus Plan. On June 12, 2000, plaintiffs filed a notice of appeal. The appeal has been fully briefed. Oral argument before the Sixth Circuit Court of Appeals took place on September 21, 2001. On February 7, 2002, the Sixth Circuit Court of Appeals affirmed the District Court's decision.

     The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark's Hospital, Case No. 000906627, was filed in the 3rd Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark's Hospital's contracts with certain managed care organizations. The court denied plaintiff's request for a preliminary injunction. Cross-motions for summary judgment were filed by both parties and both motions were denied in December 2001. In March 2002, plaintiffs filed a Motion for Leave to Amend seeking permission to join three related corporate entities of St. Mark's Hospital. This motion will be opposed by the defendant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HCA's common stock is traded on the New York Stock Exchange, Inc. (the "NYSE") (symbol "HCA"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE composite tape for HCA's common stock.

                                                               HIGH      LOW
                                                              ------    ------
2001
  First Quarter.............................................  $44.16    $33.93
  Second Quarter............................................   45.22     35.60
  Third Quarter.............................................   47.28     41.20
  Fourth Quarter............................................   46.90     36.44
2000
  First Quarter.............................................  $32.44    $18.75
  Second Quarter............................................   32.44     23.69
  Third Quarter.............................................   39.06     29.75
  Fourth Quarter............................................   45.25     37.25

     At the close of business on February 28, 2002, there were approximately 15,700 holders of record of HCA's common stock and one holder of record of HCA's nonvoting common stock.

     HCA currently pays a regular quarterly dividend of $0.02 per share. While it is the present intention of HCA's board of directors to continue paying a quarterly dividend of $0.02 per share, the declaration and payment of future dividends by HCA will depend upon many factors, including HCA's earnings, financial position, business needs, capital and surplus and regulatory considerations.

ITEM 6.  SELECTED FINANCIAL DATA

                                    HCA INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2001         2000         1999         1998         1997
                                                             ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS:
Revenues...................................................  $   17,953   $   16,670   $   16,657   $   18,681   $   18,819

Salaries and benefits......................................       7,279        6,639        6,694        7,766        7,631
Supplies...................................................       2,860        2,640        2,645        2,901        2,722
Other operating expenses...................................       3,238        3,208        3,306        3,865        4,331
Provision for doubtful accounts............................       1,376        1,255        1,269        1,442        1,420
Depreciation and amortization..............................       1,048        1,033        1,094        1,247        1,238
Interest expense...........................................         536          559          471          561          493
Insurance subsidiary gains on sales of investments.........         (63)        (123)         (55)         (49)         (68)
Equity in earnings of affiliates...........................        (158)        (126)         (90)        (112)         (68)
Settlement with Federal government.........................         262          840           --           --           --
Gains on sales of facilities...............................        (131)         (34)        (297)        (744)          --
Impairment of long-lived assets............................          17          117          220          542          442
Restructuring of operations and investigation related
  costs....................................................          65           62          116          111          140
                                                             ----------   ----------   ----------   ----------   ----------
                                                                 16,329       16,070       15,373       17,530       18,281
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations before minority interests
  and income taxes.........................................       1,624          600        1,284        1,151          538
Minority interests in earnings of consolidated entities....         119           84           57           70          150
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations before income taxes......       1,505          516        1,227        1,081          388
Provision for income taxes.................................         602          297          570          549          206
                                                             ----------   ----------   ----------   ----------   ----------
Income from continuing operations before extraordinary
  charge...................................................         903          219          657          532          182
Discontinued operations, net of income taxes:
  Loss (income) from operations of discontinued
    businesses.............................................          --           --           --           80          (12)
  Loss on disposals of discontinued businesses.............          --           --           --           73          443
Cumulative effect of accounting change, net of income
  taxes....................................................          --           --           --           --           56
Extraordinary charge on extinguishment of debt, net of
  income taxes.............................................          17           --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $      886   $      219   $      657   $      379   $     (305)
                                                             ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share:
  Income from continuing operations before extraordinary
    charge.................................................  $     1.72   $     0.39   $     1.12   $     0.82   $     0.28
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses...........................................          --           --           --        (0.12)        0.02
    Loss on disposals of discontinued businesses...........          --           --           --        (0.11)       (0.67)
  Cumulative effect of accounting change...................          --           --           --           --        (0.09)
  Extraordinary charge on extinguishment of debt...........       (0.03)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $     1.69   $     0.39   $     1.12   $     0.59   $    (0.46)
                                                             ==========   ==========   ==========   ==========   ==========
Shares used in computing basic earnings (loss) per share
  (in thousands)...........................................     524,112      555,553      585,216      643,719      657,931
Diluted earnings (loss) per share:
  Income from continuing operations before extraordinary
    charge.................................................  $     1.68   $     0.39   $     1.11   $     0.82   $     0.27
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses...........................................          --           --           --        (0.12)        0.02
    Loss on disposals of discontinued businesses...........          --           --           --        (0.11)       (0.67)
  Cumulative effect of accounting change...................          --           --           --           --        (0.08)
  Extraordinary charge on extinguishment of debt...........        (.03)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
      Net income (loss)....................................  $     1.65   $     0.39   $     1.11   $     0.59   $    (0.46)
                                                             ==========   ==========   ==========   ==========   ==========
Shares used in computing diluted earnings (loss) per share
  (in thousands)...........................................     538,177      567,685      591,029      646,649      663,090
Cash dividends per common share............................  $     0.08   $     0.08   $     0.08   $     0.08   $     0.07
Redemption of preferred stock purchase rights..............  $       --   $       --   $       --   $       --   $     0.01

                                    HCA INC.
                            SELECTED FINANCIAL DATA
            AS OF AND FOR THE YEARS ENDED DECEMBER 31 -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                2001         2000         1999         1998         1997
                                                             ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION:
  Assets...................................................  $   17,730   $   17,568   $   16,885   $   19,429   $   22,002
  Working capital..........................................         957          312          480          446        1,818
  Net assets of discontinued operations....................          --           --           --           --          841
  Long-term debt, including amounts due within one year....       7,360        6,752        6,444        6,753        9,408
  Minority interests in equity of consolidated entities....         563          572          763          765          836
  Company-obligated mandatorily redeemable securities of
    affiliate holding solely Company securities............         400           --           --           --           --
  Forward purchase contracts and put options...............          --          769           --           --           --
  Stockholders' equity.....................................       4,762        4,405        5,617        7,581        7,250
CASH FLOW DATA:
  Cash provided by operating activities....................  $    1,413   $    1,547   $    1,223   $    1,916   $    1,483
  Cash provided by (used in) investing activities..........      (1,300)      (1,087)         925          970       (2,746)
  Cash provided by (used in) financing activities..........        (342)        (336)      (2,255)      (2,699)       1,260
OPERATING DATA:
  Number of hospitals at end of period(a)..................         178          187          195          281          309
  Number of licensed beds at end of period(b)..............      40,112       41,009       42,484       53,693       60,643
  Weighted average licensed beds(c)........................      40,645       41,659       46,291       59,104       61,096
  Admissions(d)............................................   1,564,100    1,553,500    1,625,400    1,891,800    1,915,100
  Equivalent admissions(e).................................   2,311,700    2,300,800    2,425,100    2,875,600    2,901,400
  Average length of stay (days)(f).........................         4.9          4.9          4.9          5.0          5.0
  Average daily census(g)..................................      21,160       20,952       22,002       25,719       26,006
  Occupancy(h).............................................         52%          50%          48%          44%          43%

---------------

(a) Excludes six facilities in 2001, nine facilities in 2000, 12 facilities in 1999, 24 facilities in 1998 and 27 facilities in 1997 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in HCA's hospitals.
(g) Represents the average number of patients in HCA's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Inc. which should be read in conjunction with the following discussion and analysis. The terms "HCA" or the "Company" as used herein refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term "affiliates" means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.

FORWARD-LOOKING STATEMENTS

     This "Annual Report on Form 10-K" includes certain disclosures which contain "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "initiative" or "continue." These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA's control, that could significantly affect current plans and expectations and HCA's future financial position and results of operations. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and the governmental investigations and litigation involving HCA's business practices including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government's remaining civil cases and to obtain court approval thereof, (ii) the ability to consummate the understanding with the Centers for Medicare and Medicaid Services ("CMS," formerly known as the Health Care Financing Administration), (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers,
(vi) changes in Federal, state or local regulations affecting the health care industry, (vii) the possible enactment of Federal or state health care reform,
(viii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (ix) liabilities and other claims asserted against HCA, (x) fluctuations in the market value of HCA's common stock, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms,
(xv) the availability, terms and cost of capital, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement HCA's shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xix) the outcome of pending and any future tax audits, appeals, and litigation associated with HCA's tax positions, (xx) the outcome of HCA's continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA's corporate integrity agreement with the government, (xxi) increased reviews of HCA's cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

     HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (CONTINUED)

     In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Under the Civil Agreement, HCA's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission ("SEC"). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity may occur in these and other jurisdictions in the future.

     While management is unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA's financial position, results of operations and liquidity. See Note
2 -- Investigations and Settlement of Certain Government Claims, Note
12 -- Contingencies and Note 19 -- Subsequent Event -- Understanding Regarding Claims for Medicare Reimbursement in the notes to consolidated financial statements and Part I, Item 3: Legal Proceedings.

BUSINESS STRATEGY

     HCA's primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA's ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

     - Emphasize a "patients first" philosophy and a commitment to ethics and compliance: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

BUSINESS STRATEGY (CONTINUED)

       outcomes for patients. HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life above all else. The values highlighted by HCA's corporate culture -- compassion, honesty, integrity, fairness, loyalty, respect and kindness -- are the cornerstone of HCA. To reinforce HCA's dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

     - Focus on strong assets in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

     - Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA's affiliates own or operate within a common region that should enable these local health care networks to effectively contract with managed care and other payers and attract and serve patients and physicians.

     - Grow through increased patient volume, expansion of specialty services and emergency departments and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency departments, operating rooms, women's services, imaging, oncology, open-heart areas and intensive and critical care units.

     - Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA's hospitals with strategies to improve recruiting, compensation programs and productivity; implemented training programs for middle managers at the hospital level; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

     - Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

     - Streamline and decentralize management, consistent with HCA's local focus: HCA's strategy to streamline and decentralize management structure affords management of HCA's facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

     - Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of HCA's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. HCA's management base their estimates on historical experience and various other assumptions that they believe are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes changes to the estimates as experience develops or new information becomes known. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

  Revenues

     HCA derived 76% of its 2001 patient revenues (75% in 2000 and 73% in 1999) from Medicare, Medicaid and managed care patients. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from Medicare, Medicaid and the managed care payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management's interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to the laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Management has invested significant resources to refine and improve the information system data used to make these estimates and to develop a standardized calculation process and train employees.

     Due to the complexities involved in these estimations of revenue earned, the health care services authorized and provided and related reimbursement are often subject to interpretations that could result in payments that are different from our estimates.

  Provision for Doubtful Accounts

     The collection of outstanding receivables from Medicare, managed care payers and patients is HCA's primary source of cash and is critical to the Company's operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which primary insurance has paid, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The amount of the provision for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. Management relies on annual detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA's revenues and accounts receivable. Adverse changes in business office operations, payer mix, economic conditions or trends in Federal and state governmental health care coverage could affect HCA's collection of accounts receivable, cash flows and results of operations.

  Professional Liability Insurance Claims

     HCA, along with virtually all health care providers, operate in an environment with medical malpractice and professional liability risks. Allowances for professional liability risks were $1.5 billion at December 31, 2001. A substantial portion of HCA's professional liability risks is insured through a wholly-owned insurance subsidiary. HCA's health care facilities are insured by the wholly-owned insurance subsidiary for losses up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. Professional

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)


  Professional Liability Insurance Claims  (Continued)

and general liability risks above $1.8 million retention per occurrence for 2000, $6.8 million retention per occurrence for 2001 and $10 million retention per occurrence for 2002 have been reinsured. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred. The allowances for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated allowances are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management's estimates.

  Accrual of Government Claims Settlements and Related Litigation Contingencies

     HCA continues to be the subject of governmental investigations and litigation relating to its business practices. The governmental investigations were initiated more than five years ago and include activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested.

     During December 2000, HCA and the government entered into agreements that resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the agreements and remain outstanding include United States Department of Justice ("DOJ") claims related to cost reports and physician relations issues. Pursuant to the agreements, HCA paid the government $840 million (plus $60 million of accrued interest) during 2001.

     During March 2002, HCA and CMS reached an understanding pursuant to which the Company has agreed to pay CMS $250 million for settlement of all CMS Medicare reimbursement and payment issues regarding all HCA cost report, home office cost statement and appeal issues between HCA and CMS related to cost report periods from 1993 through periods ended on or before July 31, 2001. HCA recorded an accrual for the $250 million settlement payment in the December 31, 2001 consolidated financial statements. The understanding with CMS is subject to approval by the U.S. Department of Justice, which has not yet been obtained, and execution of a definitive written agreement. See Note 19 -- Subsequent
Event -- Understanding Regarding Claims for Medicare Reimbursement in the notes to consolidated financial statements.

     The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Item 3 -- "Legal Proceedings."

     At December 31, 2001, no liability has been accrued related to the remaining cost report and physician relations issues. The criteria that management must evaluate in determining when the recording of loss contingency shall be accrued are: (1) that it is probable that a liability has been incurred and (2) that the loss can be reasonably estimated. Management has determined that due to the considerable uncertainties that exist regarding the cost report and physician relations issues, the ultimate liability cannot be determined or reasonably estimated at this time. Management recognizes that this determination must be continually reassessed as negotiations develop and new information becomes available. The amounts claimed are substantial and, upon resolution of these contingencies, it is possible that results of operations, financial position and liquidity could be materially, adversely affected.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     HCA's revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

     HCA's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. HCA's facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix and favorable pricing trends. HCA has experienced increases in revenue per equivalent admission over the prior period of 7.2%, 5.5% and 5.7%, in 2001, 2000, and 1999, respectively. There can be no assurances that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government.

     The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of the Balanced Budget Act of 1997 ("BBA-97"). The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 ("BIPA") was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the five-year period that began in April 2001. BBA-97 contained a requirement that CMS adopt a prospective payment system ("PPS") for outpatient hospital services, which was implemented during August 2000. The implementation of outpatient PPS has not had a measurable effect on HCA's financial results.

     Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2001, 2000 and 1999 are set forth below.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Medicare................................................       38%       37%       38%
Medicaid................................................       11%       11%       11%
Managed care and other discounted.......................       41%       42%       41%
Other...................................................       10%       10%       10%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

     The approximate percentages of inpatient revenues of the Company's facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2001, 2000 and 1999 are set forth below.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Medicare................................................       39%       40%       42%
Medicaid................................................        7%        8%        8%
Managed care and other discounted.......................       39%       38%       33%
Other...................................................       15%       14%       17%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Revenue/Volume Trends (Continued)

     Payment pressure by payers for patients to utilize outpatient or alternative delivery services is expected to present ongoing challenges. The challenges presented by these trends are enhanced by HCA's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

     Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiative.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Revenue/Volume Trends (Continued)

     The following are comparative summaries of net income for the years ended December 31, 2001, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                2001              2000              1999
                                                           ---------------   ---------------   ---------------
                                                           AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                                                           -------   -----   -------   -----   -------   -----
Revenues.................................................  $17,953   100.0   $16,670   100.0   $16,657   100.0

Salaries and benefits....................................    7,279    40.5     6,639    39.8     6,694    40.2
Supplies.................................................    2,860    15.9     2,640    15.8     2,645    15.9
Other operating expenses.................................    3,238    18.1     3,208    19.3     3,306    19.8
Provision for doubtful accounts..........................    1,376     7.7     1,255     7.5     1,269     7.6
Depreciation and amortization............................    1,048     5.8     1,033     6.2     1,094     6.6
Interest expense.........................................      536     3.0       559     3.4       471     2.8
Insurance subsidiary gains on sales of investments.......      (63)   (0.4)     (123)   (0.7)      (55)   (0.3)
Equity in earnings of affiliates.........................     (158)   (0.9)     (126)   (0.8)      (90)   (0.5)
Settlement with Federal government.......................      262     1.5       840     5.0        --      --
Gains on sales of facilities.............................     (131)   (0.7)      (34)   (0.2)     (297)   (1.8)
Impairment of long-lived assets..........................       17     0.1       117     0.7       220     1.3
Restructuring of operations and investigation related
  costs..................................................       65     0.4        62     0.4       116     0.7
                                                           -------   -----   -------   -----   -------   -----
                                                            16,329    91.0    16,070    96.4    15,373    92.3
                                                           -------   -----   -------   -----   -------   -----
Income before minority interests and income taxes........    1,624     9.0       600     3.6     1,284     7.7
Minority interests in earnings of consolidated
  entities...............................................      119     0.6        84     0.5        57     0.3
                                                           -------   -----   -------   -----   -------   -----
Income before income taxes...............................    1,505     8.4       516     3.1     1,227     7.4
Provision for income taxes...............................      602     3.4       297     1.8       570     3.5
                                                           -------   -----   -------   -----   -------   -----
Income before extraordinary charge.......................      903     5.0       219     1.3       657     3.9
Extraordinary charge on extinguishment of debt, net of
  income taxes...........................................       17     0.1        --      --        --      --
                                                           -------   -----   -------   -----   -------   -----
Net income...............................................  $   886     4.9   $   219     1.3   $   657     3.9
                                                           =======   =====   =======   =====   =======   =====
Basic earnings per share.................................  $  1.69           $  0.39           $  1.12
Diluted earnings per share...............................  $  1.65           $  0.39           $  1.11
% changes from prior year:
  Revenues...............................................      7.7%              0.1%            (10.8)%
  Income before income taxes.............................    191.7             (58.0)             13.5
  Income before extraordinary charge.....................    312.5             (66.7)             23.6
  Net income.............................................    304.9             (66.7)             23.6
  Basic earnings per share...............................    333.3             (65.2)             36.6
  Diluted earnings per share.............................    323.1             (64.9)             35.4
  Admissions(a)..........................................      0.7              (4.4)            (14.1)
  Equivalent admissions(b)...............................      0.5              (5.1)            (15.7)
  Revenue per equivalent admission.......................      7.2               5.5               5.7
Same facility % changes from prior year(c):
  Revenues...............................................     10.2               6.2               5.3
  Admissions(a)..........................................      2.7               2.8               2.7
  Equivalent admissions(b)...............................      2.6               2.6               2.5
  Revenue per equivalent admission.......................      7.4               3.6               2.7

---------------

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to HCA's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) Same facility information excludes the operations of hospitals and their related facilities that were either acquired or divested during the current and prior year.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Years Ended December 31, 2001 and 2000

     Income before income taxes increased 192% primarily due to the settlement with the Federal government related to civil and criminal issues that resulted in a pretax charge of $840 million in 2000. Also in 2000, HCA incurred a pretax charge of $117 million for the impairment of long-lived assets. During 2001, HCA incurred a pretax charge of $262 million for the settlement with the Federal government and $17 million for the impairment of long-lived assets. See Note
2 -- Investigations and Settlement of Certain Government Claims, Note
4 -- Impairments of Long-Lived Assets and Note 19 -- Subsequent
Event -- Understanding Regarding Claims for Medicare Reimbursement in the notes to consolidated financial statements.

     Revenues increased 7.7%, though the number of hospitals was reduced from 187 hospitals at December 31, 2000 to 178 hospitals at the end of 2001. On a same facility basis, revenues increased 10.2% and admissions increased 2.7%. The increases in reported and same facility revenues were the result of admissions growth of 0.7% on a reported basis and 2.7% on a same facility basis, combined with revenue per equivalent admission increases of 7.2% on a reported basis and 7.4% on a same facility basis. Successes achieved during 2001 in renegotiating and renewing certain managed care contracts on more favorable terms, shifts from Medicare managed care to traditional Medicare and shifts by managed care patients from HMO to PPO products led to these improvements in revenue per equivalent admission.

     Salaries and benefits, as a percentage of revenues, increased to 40.5% in 2001 from 39.8% in 2000. Salaries per equivalent admission increased 9.2% from 2000 to 2001 due to cost pressures associated with the tight labor market for health care professionals and increasing employee health benefits costs. Employee benefits as a percentage of salaries and benefits increased from 14.9% in 2000 to 16.2% in 2001.

     Supply costs increased, as a percentage of revenues, to 15.9% in 2001 from 15.8% in 2000. The 7.8% rate of increase in the cost of supplies per equivalent admission (including pharmaceutical, orthopedic and cardiac supplies) exceeded the 7.2% increase in revenue per equivalent admission.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 18.1% in 2001 from 19.3% in 2000 primarily due to the combined effect of revenue growth and leveraging the fixed nature of the majority of these expenses.

     Provision for doubtful accounts, as a percentage of revenues, increased to 7.7% in 2001 from 7.5% in 2000. The effect of rate increases on a small component of the Company's overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, as measured as a percent of net revenue, because the revenues associated with those patients are generally recorded at gross charges.

     Depreciation and amortization decreased, as a percentage of revenues, to 5.8% in 2001 from 6.2% in 2000. Depreciation and amortization levels remained relatively unchanged while revenues increased over the prior year.

     Interest expense decreased to $536 million in 2001 from $559 million in 2000 primarily due to a decrease in the general level of interest rates during 2001 compared to 2000. The average interest rates for the Company's borrowings decreased from 8.1% at December 31, 2000 to 6.5% at December 31, 2001.

     Insurance subsidiary gains on sales of investments consist of realized gains on the sales of investment securities by HCA's wholly-owned insurance subsidiary. These gains decreased from $123 million in 2000 to $63 million in 2001. During 2000, certain funds were reallocated among investment managers, resulting in the recognition of previously unrealized gains.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Years Ended December 31, 2001 and 2000 (Continued)

     Equity in earnings of affiliates, as a percentage of revenues, increased to 0.9% in 2001 from 0.8% in 2000 due to improved operations at hospital joint ventures accounted for using the equity method.

     During 2001, HCA recognized a pretax gain of $131 million ($76 million after-tax) on the sales of three consolidating hospitals, HCA's interest in two non-consolidating hospitals and a provider of specialty managed care benefit programs. During 2000, HCA recognized a pretax gain of $34 million ($16 million after-tax) on the sales of three consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

     During 2001, HCA reduced the carrying value for its interest in a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million ($10 million after-tax). During 2000, HCA identified and initiated plans to sell or replace four consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $117 million ($80 million after-tax). See Note 4 -- Impairments of Long-Lived Assets in the notes to consolidated financial statements.

     During 2001 and 2000, respectively, HCA incurred $65 million and $62 million of restructuring of operations and investigation related costs. In 2001, these costs included $54 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs. In 2000, these costs included $51 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs. See Note 5 -- Restructuring of Operations and Investigation Related Costs in the notes to consolidated financial statements.

     Minority interests in earnings of consolidated entities increased, as a percentage of revenues, to 0.6% in 2001 from 0.5% in 2000 due to improved operations at certain consolidating joint ventures.

     The effective income tax rate was 57.6% in 2000 and 39.9% in 2001. The higher effective income tax rate in 2000 was due to the recording of a valuation allowance and certain nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets. If the effect of the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been 39% for both periods.

  Years Ended December 31, 2000 and 1999

     Income before income taxes decreased 58% to $516 million in 2000 from $1.2 billion in 1999 and pretax margins decreased to 3.1% in 2000 from 7.4% in 1999. The decrease was due primarily to the settlement with the Federal government related to civil and criminal issues that resulted in a pretax charge of $840 million in 2000. See Note 2 -- Investigations and Settlement of Certain Government Claims in the notes to consolidated financial statements.

     Revenues increased 0.1%, though the number of hospitals operated was reduced to 187 hospitals at December 31, 2000 from 195 hospitals at the end of 1999. On a same facility basis, admissions and revenues increased 2.8% and 6.2%, resulting in a 3.6% increase in revenue per equivalent admission. The increases in revenue per equivalent admission of 5.5% on a reported basis and 3.6% on a same facility basis from 1999 to 2000, were primarily the result of successes achieved during 2000 in renegotiating and renewing certain managed care contracts on more favorable terms.

     Salaries and benefits, as a percentage of revenues, decreased from 40.2% in 1999 to 39.8% in 2000. The 5.5% increase in revenue per equivalent admission, while salaries and benefits per equivalent admission

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Years Ended December 31, 2000 and 1999 (Continued)

increased 4.5%, was a primary factor for the decrease. HCA continues to experience cost pressures in this area due to a tight labor market and rising employee benefit costs for health care professionals.

     Supply costs decreased, as a percentage of revenues, to 15.8% in 2000 from 15.9% in 1999. HCA's shared services initiatives, orthopedic and cardiovascular contracting initiatives and improved pricing through HCA's group purchasing organization all played roles in the improvement in this area.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 19.3% in 2000 from 19.8% in 1999 due primarily to the Company's restructuring of operations. The other operating expenses, as a percentage of revenues, for the facilities included in the spin-offs of Triad Hospitals, Inc. ("Triad") and LifePoint Hospitals, Inc. ("LifePoint") were 22.4% for 1999, and the other operating expenses, as a percentage of revenues, for the facilities included in the Company's National Group (includes facilities which were in use, but intended to be sold) were 27.8% for 1999.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.5% in 2000 from 7.6% in 1999; however, the Company continues to experience trends that make it difficult to maintain or reduce the provision for doubtful accounts as a percentage of revenues. These trends include payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles), increased pricing and increases in the volume of health care services provided to uninsured patients in certain of HCA's facilities.

     Depreciation and amortization decreased, as a percentage of revenues, to 6.2% in 2000 from 6.6% in 1999, primarily due to depreciation expense remaining relatively flat while revenues increased.

     Interest expense increased to $559 million in 2000 compared to $471 million in 1999, primarily as a result of an increase in the average outstanding debt in 2000 compared to 1999, an increase in the general level of interest rates during 2000 compared to 1999 and $30 million of additional interest expense recognized during 2000 related to the settlement with the Federal government. The average interest rates for the Company's borrowings increased from 7.8% at December 31, 1999 to 8.1% at December 31, 2000.

     Insurance subsidiary gains on sales of investments consist of realized gains on the sales of investment securities by HCA's wholly-owned insurance subsidiary. These gains increased from $55 million in 1999 to $123 million in 2000. During 2000, certain funds were reallocated among investment managers, resulting in the recognition of previously unrealized gains.

     Equity in earnings of affiliates increased, as a percentage of revenues, to 0.8% in 2000 from 0.5% in 1999 due to improved operations during 2000 at certain of HCA's joint ventures accounted for using the equity method and an impairment charge related to one of our equity investment entities in the third quarter of 1999 (resulting in an $11 million expense).

     During 2000, the Company recognized a pretax gain of $34 million ($16 million after-tax) on the sales of three hospitals. During 1999, the Company recognized a pretax gain of $297 million ($164 million after-tax) on the sales of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

     During 2000, the Company identified and initiated plans to sell or replace four consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $117 million ($80 million after-tax). See Note 4 -- Impairments of Long-Lived Assets in the notes to consolidated financial statements.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Years Ended December 31, 2000 and 1999 (Continued)

     During 1999, the Company identified and initiated, or revised, plans to divest or close 23 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, for a total non-cash, pretax charge of $220 million ($194 million after-tax). See Note 4 -- Impairments of Long-Lived Assets in the notes to consolidated financial statements.

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

     Minority interests in earnings of consolidated entities increased, as a percentage of revenues, to 0.5% in 2000 from 0.3% in 1999 due to improved operations at certain consolidating joint ventures.

     The effective income tax rate was 57.6% in 2000 and 46.5% in 1999. The increase was due primarily to the settlement with the Federal government and the recording of a valuation allowance in 2000, and nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets during both periods. If the effect of the settlement with the Federal government, the valuation allowance, the nondeductible intangible assets and the related amortization were excluded, the effective income tax rate would have been approximately 39% for both periods.

  Liquidity and Capital Resources

     Cash provided by operating activities totaled $1.4 billion in 2001, compared to $1.5 billion in 2000 and $1.2 billion in 1999. The decrease in cash provided by operating activities during 2001 compared to 2000 was primarily due to the payment of $840 million to the Federal government pursuant to the Plea and Civil Agreements and changes in income tax payments. The increase in cash provided by operating activities during 2000 compared to 1999 was primarily due to an increase in net income, excluding settlement with Federal government, gains on sales of facilities and impairment of long-lived assets.

     Working capital totaled $957 million at December 31, 2001 and $312 million at December 31, 2000. At December 31, 2001 and 2000, respectively, current liabilities included $250 million and $840 million accruals for settlements with the Federal government.

     Cash used in investing activities was $1.3 billion and $1.1 billion in 2001 and 2000, respectively, compared to cash provided by investing activities of $0.9 billion in 1999. Excluding acquisitions, capital expenditures were $1.4 billion in 2001, $1.2 billion in 2000 and $1.3 billion in 1999. HCA expended $239 million and $350 million for acquisitions and investments in and advances to affiliates (generally interests in joint ventures that are accounted for using the equity method) during 2001 and 2000, respectively. The cash flows provided by operating activities were used to fund capital expenditures in 2001 and 2000. Planned capital expenditures in 2002 and 2003 are expected to approximate $1.6 billion and $1.8 billion, respectively. At December 31, 2001, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of $2.4 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. In addition to cash flows from operations, available sources of capital include amounts available under HCA's revolving credit facility (the "Credit Facility") ($695 million and

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (Continued)

$860 million as of December 31, 2001 and February 28, 2002, respectively) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities. HCA's restructuring of operations (spin-offs and asset sales) resulted in the receipt of cash proceeds of $1.8 billion in 1999.

     HCA has various agreements with joint venture partners whereby the partners have an option to sell or "put" their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. The combined put price under all such agreements was $61 million and $270 million at February 28, 2002 and December 31, 2001, respectively. During January 2002, one put option expired. During 2001, two put options expired, HCA sold its partnership interest in another joint venture for $113 million, and one of HCA's joint venture partners exercised its put option whereby HCA purchased the partner's interest in the joint venture for $20 million. During 2000, two of HCA's joint venture partners exercised their put options and HCA purchased the partners' interests in the joint ventures for $95 million. During 1999, no put options were exercised, however, HCA did sell or spin-off the Company's interest in four joint ventures. One additional joint venture was dissolved during 1999, with each partner resuming the operation of the facilities they had previously contributed to the joint venture. HCA cannot predict if, or when, other joint venture partners will exercise such options.

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

     Investments of HCA's professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at December 31, 2001 and 2000. HCA's wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $313 million and $230 million at December 31, 2001 and 2000, respectively, are included in other assets.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (Continued)

     Cash flows used in financing activities totaled $342 million in 2001, $336 million in 2000 and $2.3 billion in 1999. The cash flows provided by operating activities and investing activities were primarily used to repurchase HCA's common stock in 1999.

     In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA repurchased
6.4 million shares through open market purchases for $250 million, completing the repurchase authorization.

     During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million of HCA shares in connection with HCA's settlement of certain forward purchase contracts. The financial institution's investment in the consolidated affiliate is scheduled for repayment on April 30, 2003 and is reflected in HCA's balance sheet as "Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities." The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate during 2001, is recorded as minority interest expense.

     In March 2000, HCA announced an authorization to repurchase up to $1 billion of the Company's common stock. Certain financial organizations purchased approximately 31.3 million shares of HCA's common stock for $977 million, utilizing forward purchase contracts. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a cost of $677 million. During 2000, HCA settled forward purchase contracts representing approximately 11.7 million shares at a cost of $300 million. In addition, during 2001, HCA purchased 1.1 million shares through open market purchases at a cost of $40 million, and received $17 million in premiums from the sale of put options.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("Issue 00-19") they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million from common equity to temporary equity at December 31, 2000.

     In November 1999, HCA announced an authorization to repurchase up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts representing approximately 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million.

     In 1999, HCA expended approximately $1.9 billion to complete the repurchase of approximately 81.9 million of its shares through open market purchases and the settlement of accelerated and forward purchase contracts.

     In connection with the share repurchase programs, HCA entered into a Letter of Credit Agreement with the United States Department of Justice in 1999. As part of the agreement, HCA provided the government with letters of credit totaling $1 billion. The settlement reached with the government in December 2000, as discussed in Note 2 -- Investigations and Settlement of Certain Government Claims in the notes to consolidated financial statements, provides that the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (Continued)

     The resolution of the remaining government investigations and litigation, and the various other lawsuits and legal proceedings that have been asserted could result in substantial liabilities to HCA. The ultimate liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on HCA's results of operations, financial position and liquidity.

     In January 2001, HCA issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under a $1.2 billion bank term loan agreement (the "2000 Term Loan").

     In April 2001, HCA entered into a $2.5 billion credit agreement (the "2001 Credit Agreement") with a group of banks consisting of a $1.75 billion revolving credit facility (the "Credit Facility") and a $750 million term loan (the "2001 Term Loan"). The 2001 Credit Agreement has a final maturity in April 2006. The Credit Facility refinanced and replaced HCA's previously existing $2.0 billion credit facility ("Prior Credit Facility"). Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA's credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. HCA is currently in compliance with all such covenants.

     In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

     In March 2000, HCA entered into the 2000 Term Loan. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under a $1.0 billion term loan and to reduce outstanding loans under the Prior Credit Facility.

     In May 2000, an English subsidiary of HCA entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The term loan was used to purchase the ownership interest of HCA's 50/50 joint venture partner in England and to refinance existing indebtedness.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Prior Credit Facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts related to HCA's common stock.

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

     In December 2000, HCA filed a "shelf" registration statement and prospectus with the SEC relating to $1.5 billion in debt securities. At December 31, 2001, $1.0 billion of debt securities have been issued related to this shelf.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating to Bal from Ba2 and maintained a positive outlook on the Company. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive. In February 2002, Standard & Poor's upgraded HCA's senior debt rating from BB+ to BBB-.

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)


  Liquidity and Capital Resources (Continued)

     Maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

                                                                 PAYMENTS DUE BY PERIOD
                                                     -----------------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL    CURRENT   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------                     ------   -------   ---------   ---------   -------------
Long-term debt, excluding the Credit
  Facility................................  $6,605    $807      $1,687      $1,038        $3,073
Loans outstanding under the Credit
  Facility................................     755      --          --         755            --
Company-obligated mandatorily redeemable
  securities of affiliate holding solely
  Company obligations.....................     400      --         400          --            --
Operating leases..........................   1,007     179         313         203           312

                                                             COMMITMENT EXPIRATION BY PERIOD
                                                     -----------------------------------------------
OTHER COMMERCIAL COMMITMENTS                 TOTAL   CURRENT   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
----------------------------                 -----   -------   ---------   ---------   -------------
Government letter of credit................  $250     $ --        $--        $250           $--
Other letters of credit....................    59       12         2           41            4
Surety bonds...............................   141      140         1           --           --
Guarantees.................................     4       --        --           --            4

     Management believes that cash flows from operations, amounts available under the Credit Facility and HCA's anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

MARKET RISK

     HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA's wholly-owned insurance subsidiary were $1.1 billion and $574 million, respectively, at December 31, 2001. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. Changes in interest rates and market values of securities are not expected to be material in relation to the financial position and operating results of HCA.

     HCA is also exposed to market risk related to changes in interest rates, and HCA periodically enters into interest rate swap agreements to manage its exposure to these fluctuations. HCA's interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA's credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

     With respect to HCA's interest-bearing liabilities, approximately $2.3 billion of long-term debt at December 31, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.1 billion at December 31, 2001 is subject to fixed rates of interest. Both the general level of U.S. interest

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

MARKET RISK (CONTINUED)

rates and, for the 2001 Credit Agreement, the Company's credit rating affect HCA's variable interest rate. HCA's variable rate debt is comprised of the Company's Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA's credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and floating rate notes on which interest is payable at LIBOR plus 1.5% to 1.9%. Due to decreases in LIBOR, the average rate for the Company's Credit Facility decreased from 7.2% for the year ended December 31, 2000 to 4.3% for the year ended December 31, 2001, and the average rate for the Company's term loans decreased from 7.9% for the year ended December 31, 2000 to 5.2% for the year ended December 31, 2001. The estimated fair value of HCA's total long-term debt was $7.5 billion at December 31, 2001. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $23 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA's borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

     HCA is exposed to market risk related to changes in interest rates and the market price of HCA stock with respect to an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that acquired 16.8 million HCA shares. The agreement stipulates that the return on their investment be based on a floating interest rate, which at December 31, 2001 was LIBOR plus 125 basis points. The rate was lowered in February 2002 to LIBOR plus 87.5 basis points due, in part, to Standard & Poor's upgrade of HCA's senior debt rating from BB+ to BBB-. The agreement also stipulates that if the market price of HCA stock closes below $18 per share on the New York Stock Exchange, the financial institution may elect to accelerate repayment of their investment which may result in the sale of all or part of the 16.8 million HCA shares. The 16.8 million HCA shares were registered under a shelf registration that was declared effective during February 2002.

     Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA's results of operations and financial position.

EFFECTS OF INFLATION AND CHANGING PRICES

     Various Federal, state and local laws have been enacted that, in certain cases, limit HCA's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government's prospective payment system. Total Medicare revenues approximated 28% in 2001, 28% in 2000 and 29% in 1999 of HCA's total patient revenues.

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

IRS DISPUTES

     HCA is contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $307 million as of December 31, 2001. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of HCA. See

                                    HCA INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

IRS DISPUTES (CONTINUED)

Note 7 -- Income Taxes in the notes to consolidated financial statements for a description of the pending IRS disputes.

     In October 2001, the Company and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS' proposed disallowance of certain financing costs, systems conversion costs and insurance premiums which were deducted in calculating taxable income and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. The settlement resulted in the Company's payment of additional tax and interest of $16 million and had no impact on the Company's results of operations.

     During the third quarter of 2001, the Company filed an appeal with the United States Court of Appeals, Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of HCA - Hospital Corporation of America's ("Hospital Corporation of America") 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust Inc. -- The Hospital Company in 1987. Neither the Company nor the IRS filed appeals with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns. Accordingly, these decisions have become final and Hospital Corporation of America's 1981 through 1986 taxable years are now closed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the heading "Election of Directors" in the definitive proxy materials of HCA to be filed in connection with its 2002 Annual Meeting of Stockholders, except for the information regarding executive officers of HCA, which is contained in Item 1 of
Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of HCA to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the heading "Stock Ownership" in the definitive proxy materials of HCA to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" in the definitive proxy materials of HCA to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of the report:

     1. Financial Statements. The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

     2. List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

     3. List of Exhibits

  3.1      --   Restated Certificate of Incorporation of the Company, as
                amended (filed as Exhibit 1 to the Company's Form 8-A/A,
                Amendment No. 1 dated October 19, 2000, and incorporated
                herein by reference).
  3.2      --   Second Amended and Restated Bylaws of the Company (filed as
                Exhibit 3 to the Company's Form 8-A/A, Amendment No. 1,
                dated October 19, 2000, and incorporated herein by
                reference).
  3.3      --   Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 1, 2001, and incorporated herein by reference).
  4.1      --   Specimen Certificate for shares of Common Stock, par value
                $0.01 per share, of the Company (filed as Exhibit 4 to the
                Company's Form 8-A/A, Amendment No. 1, dated October 19,
                2000, and incorporated herein by reference).
  4.2      --   Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the
                persons listed on the signature pages thereto (filed as
                Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3
                filed by HCA-Hospital Corporation of America, Hospital
                Corporation of America and The HCA Profit Sharing Plan on
                March 22, 1989, and incorporated herein by reference).
  4.3      --   Assignment and Assumption Agreement, dated as of February
                10, 1994, between HCA-Hospital Corporation of America and
                the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1993, and incorporated herein by reference).
  4.4(a)   --   $2 Billion Credit Agreement, dated as of February 10, 1994
                (the "Credit Facility"), among the Company, the Several
                Banks and Other Financial Institutions, and Chemical Bank as
                Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993, and incorporated herein by
                reference).
  4.4(b)   --   Agreement and Amendment to the Credit Facility, dated as of
                September 26, 1994 (filed as Exhibit 4.10 to the Company's
                Registration Statement on Form S-4 (File No. 33-56803), and
                incorporated herein by reference).
  4.4(c)   --   Agreement and Amendment to the Credit Facility, dated as of
                February 28, 1996 (filed as Exhibit 4.10(c) to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1995, and incorporated herein by reference).
  4.4(d)   --   Agreement and Amendment to the Credit Facility, dated as of
                February 26, 1997 (filed as Exhibit 4.10(d) to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1996, and incorporated herein by reference).
  4.4(e)   --   Agreement and Amendment to the Credit Facility, dated as of
                June 17, 1997 (filed as Exhibit 10(d) to the Company's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997, and incorporated herein by reference).
  4.4(f)   --   Second Amendment to the Credit Facility, dated as of
                February 3, 1998 (filed as Exhibit 4.10(f) to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1997, and incorporated herein by reference).

  4.4(g)   --   Third Amendment to the Credit Facility, dated as of March
                26, 1998 (filed as Exhibit 4.10(g) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1997,
                and incorporated herein by reference).
  4.4(h)   --   Fourth Amendment to the Credit Facility, dated as of July
                10, 1998 (filed as Exhibit 10(b) to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998, and incorporated herein by reference).
  4.4(i)   --   Fifth Amendment to the Credit Facility, dated as of March
                30, 1999 (filed as Exhibit 10(c) to the Company's Quarterly
                Report on Form 10-Q for the quarter ended March 31, 1999,
                and incorporated herein by reference).
  4.4(j)   --   Sixth Amendment to the Credit Facility, dated as of June 23,
                2000 (filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and
                incorporated herein by reference).
  4.5(a)   --   Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as
                Exhibit 4.11 to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1993, and incorporated
                herein by reference).
  4.5(b)   --   First Supplemental Indenture, dated as of May 25, 2000
                between the Company and Bank One Trust Company, N.A., as
                Trustee (filed as Exhibit 4.4 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
  4.5(c)   --   Second Supplemental Indenture, dated as of July 1, 2001
                between the Company and Bank One Trust Company, N.A., as
                Trustee (filed as Exhibit 4.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
  4.5(d)   --   Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee
                (which agreement is filed herewith).
  4.6(a)   --   $1 Billion Credit Agreement, dated as of July 10, 1998 among the Registrant, The Several Banks and other Financial
                Institutions and NationsBank, N.A. as Documentation Agent,
                The Bank of Nova Scotia and Deutsche Bank Securities, as
                Co-Syndication Agents and The Chase Manhattan Bank, as Agent
                (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and
                incorporated herein by reference).
  4.6(b)   --   First Amendment to the July 1998 $1 Billion Agreement, dated as of March 30, 1999 (filed as Exhibit 10(b) to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended March 31, 1999, and incorporated herein by reference).
  4.6(c)   --   Second Amendment to the July 1998 $1 Billion Credit
                Agreement, dated as of June 23, 2000 (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000, and incorporated herein by
                reference).
  4.7      --   $1 Billion Credit Agreement, dated as of March 30, 1999
                among the Company, The Several Banks and Other Financial
                Institutions, Chase Securities Inc., as Lead Arranger and
                Sole Book Manager, NationsBank, N.A., as Documentation
                Agent, The Bank of New York, The Bank of Nova Scotia, and
                Toronto-Dominion (Texas), Inc., as Co-Syndication Agents,
                Deutsche Bank AG New York Branch and/or Cayman Islands
                Branch and Fleet National Bank, as Co-Agents, SunTrust Bank,
                Nashville, N.A. and Wachovia Bank, N.A., as Lead Managers
                and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10(a) to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

  4.8(a)   --   $1.2 Billion Credit Agreement, dated as of March 13, 2000
                among the Company, The Several Banks and other Financial
                Institutions, Chase Securities Inc., as Lead Arranger and
                Sole Book Manager, Bank of America, N.A., as Documentation
                Agent and Co-Arranger, The Bank of Nova Scotia, as
                Syndication Agent and Co-Arranger, Deutsche Bank AG New York
                and/or Cayman Islands Branches, as Syndication Agent and
                Co-Arranger, The Bank of New York, as Co-Arranger, The
                Industrial Bank of Japan, Limited, as Co-Arranger, Citicorp
                USA, as Lead Manager, SunTrust Bank, as Lead Manager,
                Wachovia Bank, N.A., as Lead Manager and The Chase Manhattan
                Bank, as Administrative Agent (filed as Exhibit 4.11 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1999, and incorporated herein by reference).
  4.8(b)   --   First Amendment to the March 2000 $1.2 Billion Credit
                Agreement, dated as of June 23, 2000 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000, and incorporated herein by
                reference).
  4.9      --   Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals,
                Inc. (filed as Exhibit 99 to the Company's Current Report on
                Form 8-K dated May 11, 1999, and incorporated herein by
                reference).
  4.10     --   $2.5 Billion Credit Agreement, dated April 30, 2001, among the Company, The Several Banks and Other Financial
                Institutions, JP Morgan, a Division of Chase Securities,
                Inc., as Sole Advisor, Lead Arranger and Bookrunner and The
                Chase Manhatten Bank, as Administrative Agent (filed as
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended March 31, 2001, and incorporated
                herein by reference).
  4.11     --   Loan Agreement among the Company, Lenders party to the
                agreement and Toronto Dominion (Texas), Inc., as
                Administrative Agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No.
                333-67040), and incorporated herein by reference).
  4.12     --   Registration Rights Agreement, dated as of June 28, 2001,
                between the Company and Canadian Investments LLC, a Delaware limited liability Company (filed as Exhibit 10.2 to the
                Company's Registration Statement on Form S-3 (File No.
                333-67040), and incorporated herein by reference).
 10.1      --   Amended and Restated Agreement and Plan of Merger among the
                Company, CVH Acquisition Corporation and Value Health, Inc.
                dated as of April 14, 1997 (filed as Exhibit 2 to the
                Company's Current Report on Form 8-K dated April 22, 1997, and incorporated herein by reference).
 10.2      --   Agreement and Plan of Merger among the Company, COL
                Acquisition Corporation and Healthtrust, Inc. -- The
                Hospital Company, dated as of October 4, 1994 (filed as
                Exhibit 2 to the Company's Registration Statement on Form
                S-4 (File No. 33-56803), and incorporated herein by
                reference).
 10.3      --   Agreement and Plan of Merger among the Company, CHOS
                Acquisition Corporation and HCA-Hospital Corporation of
                America, dated as of October 2, 1993 (filed as Exhibit 2 to the Company's Registration Statement on Form S-4 (File No.
                33-50735), and incorporated herein by reference).
 10.4      --   Agreement and Plan of Merger between Galen Health Care,
                Inc., and the Company, dated as of June 10, 1993 (filed as
                Exhibit 2 to the Company's Registration Statement on Form
                S-4 (File No. 33-49773), and incorporated herein by
                reference).
 10.5      --   Columbia Hospital Corporation Stock Option Plan (filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1990, and
                incorporated herein by reference).*
 10.6(a)   --   Amended and Restated Columbia/HCA Healthcare Corporation
                1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by
                reference).*
 10.6(b)   --   First Amendment to Amended and Restated Columbia/HCA
                Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form
                10-Q for the quarter ended September 30, 1999, and
                incorporated herein by reference).*

 10.7      --   Columbia Hospital Corporation Outside Directors Nonqualified
                Stock Option Plan (filed as Exhibit 28.1 to the Company's
                Registration Statement on Form S-8 (File No. 33-55272), and
                incorporated herein by reference).*
 10.8      --   HCA-Hospital Corporation of America 1989 Nonqualified Stock
                Option Plan, as amended through December 16, 1991 (filed as
                Exhibit 10(g) to HCA-Hospital Corporation of America's
                Registration Statement on Form S-1 (File No. 33-44906), and
                incorporated herein by reference).*
 10.9      --   HCA-Hospital Corporation of America Nonqualified Initial
                Option Plan (filed as Exhibit 4.6 to the Company's
                Registration Statement on Form S-3 (File No. 33-52379), and
                incorporated herein by reference).*
 10.10     --   Form of Indemnity Agreement with certain officers and
                directors (filed as Exhibit 10(kk) to Galen Health Care,
                Inc.'s Registration Statement on Form 10, as amended, and
                incorporated herein by reference).
 10.11     --   Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company's Registration Statement on
                Form S-8 (File No. 33-50147), and incorporated herein by
                reference).*
 10.12     --   HCA-Hospital Corporation of America 1992 Stock Compensation
                Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of
                America's Registration Statement on Form S-1 (File No.
                33-44906), and incorporated herein by reference).*
 10.13     --   Separation Agreement between the Company and Richard L.
                Scott dated July 25, 1997 (filed as Exhibit 10(a) to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended September 30, 1997, and incorporated herein by
                reference).*
 10.14     --   Separation Agreement between the Company and David T.
                Vandewater dated July 25, 1997 (filed as Exhibit 10(b) to
                the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by
                reference).*
 10.15(a)  --   Columbia/HCA Healthcare Corporation Outside Directors Stock
                and Incentive Compensation Plan, as amended and restated
                (filed as Exhibit 10.1 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999, and
                incorporated herein by reference).*
 10.15(b)  --   First Amendment to the Columbia/HCA Healthcare Corporation
                Outside Directors Stock and Incentive Compensation Plan, as
                amended and restated September 23, 1999, dated as of May 25,
                2000 (filed as Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
 10.16     --   HCA -- The Healthcare Company Amended and Restated 1995
                Management Stock Purchase Plan (filed as Exhibit 10.30 to
                the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by
                reference).*
 10.17     --   Letter Agreement between the Company and Robert Waterman
                dated October 31, 1997 (filed as Exhibit 10.33 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1998, and incorporated herein by
                reference).*
 10.18     --   Form of Restricted Stock Purchase Agreement between BNA
                Associates, Inc. and individuals listed on Schedule A (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K
                for the fiscal year ended December 31, 1999, and
                incorporated herein by reference).
 10.19     --   Columbia/HCA Healthcare Corporation 1999 Performance Equity
                Incentive Plan (filed as Exhibit 10.35 to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1998, and incorporated herein by reference).*
 10.20     --   Columbia/HCA Healthcare Corporation 2000 Performance Equity
                Incentive Plan (filed as Exhibit 10 to the Company's
                Quarterly Report on Form 10-K for the quarter ended March
                31, 2000, and incorporated herein by reference).*
 10.21     --   Letter of Credit Agreement dated February 11, 1999 between the Company and the United States of America (filed as
                Exhibit 99 to the Company's Current Report on Form 8-K dated
                February 23, 1999, and incorporated herein by reference).

   10.22         --      Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company's
                         Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
   10.23         --      Columbia/HCA Healthcare Corporation 2000 Incentive and Retention Plan (filed as Exhibit 10.3 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
   10.24         --      Form of Restricted Stock Award Agreement of OneSource Med, Inc. (filed as Exhibit 10.4 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
   10.25         --      Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the
                         United States Department of Justice and others (filed as Exhibit 99.2 to the Company's Current
                         Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
   10.26         --      Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc.,
                         Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit
                         99.3 to the Company's Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
   10.27         --      Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of
                         Inspector General of the United States Department of Health and Human Services (filed as Exhibit
                         99.4 to the Company's Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
   10.28         --      Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV
                         Investor, LLC, Healthtrust, Inc. -- The Hospital Company and each of the investors listed therein
                         (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31,
                         2000, and incorporated herein by reference).
   10.29         --      HCA -- The Healthcare Company 2001 Performance Equity Incentive Plan (filed as Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).*
   10.30         --      Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002
                         (which agreement is filed herewith).*
   10.31         --      HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (which plan is filed herewith).*
   10.32         --      HCA Restoration Plan dated as of January 1, 2001 (which plan is filed herewith).*
   10.33         --      HCA Directors' Compensation/Fees Policy as revised May 24, 2001 (which policy is filed herewith).*
   12            --      Statement re Computation of Ratio of Earnings to Fixed Charges.
   21            --      List of Subsidiaries.
   23            --      Consent of Ernst & Young LLP.

---------------

* Management compensatory plan or arrangement.

  (b) Reports on Form 8-K.

     On October 25, 2001, the Company filed a report on Form 8-K which announced its operating results for the third quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HCA INC.

                                        By:    /s/ JACK O. BOVENDER, JR.
                                           -------------------------------------
                                                   Jack O. Bovender, Jr.
                                                  Chief Executive Officer

Dated: March 29, 2002

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ JACK O. BOVENDER, JR.                   Chairman of the Board and     March 29, 2002
-----------------------------------------------------      Chief Executive Officer
                Jack O. Bovender, Jr.                   (Principal Executive Officer)

                /s/ R. MILTON JOHNSON                     Senior Vice President and     March 29, 2002
-----------------------------------------------------       Controller (Principal
                  R. Milton Johnson                          Accounting Officer)

           /s/ MAGDALENA H. AVERHOFF, M.D.                        Director              March 29, 2002
-----------------------------------------------------
             Magdalena H. Averhoff, M.D.

                 /s/ J. MICHAEL COOK                              Director              March 29, 2002
-----------------------------------------------------
                   J. Michael Cook

                /s/ MARTIN FELDSTEIN                              Director              March 29, 2002
-----------------------------------------------------
                  Martin Feldstein

           /s/ THOMAS F. FRIST, JR., M.D.                         Director              March 29, 2002
-----------------------------------------------------
             Thomas F. Frist, Jr., M.D.

               /s/ FREDERICK W. GLUCK                             Director              March 29, 2002
-----------------------------------------------------
                 Frederick W. Gluck

               /s/ GLENDA A. HATCHETT                             Director              March 29, 2002
-----------------------------------------------------
                 Glenda A. Hatchett

                 /s/ T. MICHAEL LONG                              Director              March 29, 2002
-----------------------------------------------------
                   T. Michael Long

                /s/ JOHN H. MCARTHUR                              Director              March 29, 2002
-----------------------------------------------------
                  John H. McArthur

                /s/ THOMAS S. MURPHY                              Director              March 29, 2002
-----------------------------------------------------
                  Thomas S. Murphy

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----


                 /s/ KENT C. NELSON                               Director              March 29, 2002
-----------------------------------------------------
                   Kent C. Nelson

                /s/ CARL E. REICHARDT                             Director              March 29, 2002
-----------------------------------------------------
                  Carl E. Reichardt

              /s/ FRANK S. ROYAL, M.D.                            Director              March 29, 2002
-----------------------------------------------------
                Frank S. Royal, M.D.

                /s/ HAROLD T. SHAPIRO                             Director              March 29, 2002
-----------------------------------------------------
                  Harold T. Shapiro

                                    HCA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    F-2
Consolidated Financial Statements:
  Consolidated Income Statements for the years ended
     December 31, 2001, 2000 and 1999.......................    F-3
  Consolidated Balance Sheets, December 31, 2001 and 2000...    F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................    F-6
  Notes to Consolidated Financial Statements................    F-7
  Quarterly Consolidated Financial Information
     (Unaudited)............................................   F-33

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
HCA Inc.

     We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
February 5, 2002, except for Note 19,
as to which the date is March 28, 2002

                                    HCA INC.
                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2001       2000       1999
                                                              -------    -------    -------
Revenues....................................................  $17,953    $16,670    $16,657
Salaries and benefits.......................................    7,279      6,639      6,694
Supplies....................................................    2,860      2,640      2,645
Other operating expenses....................................    3,238      3,208      3,306
Provision for doubtful accounts.............................    1,376      1,255      1,269
Depreciation and amortization...............................    1,048      1,033      1,094
Interest expense............................................      536        559        471
Insurance subsidiary gains on sales of investments..........      (63)      (123)       (55)
Equity in earnings of affiliates............................     (158)      (126)       (90)
Settlement with Federal government..........................      262        840         --
Gains on sales of facilities................................     (131)       (34)      (297)
Impairment of long-lived assets.............................       17        117        220
Restructuring of operations and investigation related
  costs.....................................................       65         62        116
                                                              -------    -------    -------
                                                               16,329     16,070     15,373
                                                              -------    -------    -------
Income before minority interests and income taxes...........    1,624        600      1,284
Minority interests in earnings of consolidated entities.....      119         84         57
                                                              -------    -------    -------
Income before income taxes..................................    1,505        516      1,227
Provision for income taxes..................................      602        297        570
                                                              -------    -------    -------
Income before extraordinary charge..........................      903        219        657
Extraordinary charge on extinguishment of debt, net of
  income tax benefit of $11.................................       17         --         --
                                                              -------    -------    -------
          Net income........................................  $   886    $   219    $   657
                                                              =======    =======    =======
Basic earnings per share:
  Income before extraordinary charge........................  $  1.72    $  0.39    $  1.12
  Extraordinary charge......................................    (0.03)        --         --
                                                              -------    -------    -------
          Net income........................................  $  1.69    $  0.39    $  1.12
                                                              =======    =======    =======
Diluted earnings per share:
  Income before extraordinary charge........................  $  1.68    $  0.39    $  1.11
  Extraordinary charge......................................    (0.03)        --         --
                                                              -------    -------    -------
          Net income........................................  $  1.65    $  0.39    $  1.11
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                    HCA INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               2001       2000
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $    85    $   314
  Accounts receivable, less allowance for doubtful accounts
     of $1,812 and $1,583...................................    2,420      2,211
  Inventories...............................................      423        396
  Income taxes receivable...................................       93        197
  Other.....................................................    1,120      1,335
                                                              -------    -------
                                                                4,141      4,453
Property and equipment, at cost:
  Land......................................................      966        793
  Buildings.................................................    6,076      6,021
  Equipment.................................................    7,530      7,045
  Construction in progress..................................      650        431
                                                              -------    -------
                                                               15,222     14,290
  Accumulated depreciation..................................   (6,303)    (5,810)
                                                              -------    -------
                                                                8,919      8,480
Investments of insurance subsidiary.........................    1,453      1,371
Investments in and advances to affiliates...................      680        779
Intangible assets, net of accumulated amortization of $973
  and $785..................................................    2,051      2,155
Other.......................................................      486        330
                                                              -------    -------
                                                              $17,730    $17,568
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   755    $   693
  Accrued salaries..........................................      386        352
  Other accrued expenses....................................      986      1,135
  Government settlement accrual.............................      250        840
  Long-term debt due within one year........................      807      1,121
                                                              -------    -------
                                                                3,184      4,141
Long-term debt..............................................    6,553      5,631
Professional liability risks, deferred taxes and other
  liabilities...............................................    2,268      2,050
Minority interests in equity of consolidated entities.......      563        572
Company-obligated mandatorily redeemable securities of
  affiliate holding solely Company securities...............      400         --
Forward purchase contracts and put options..................       --        769
Stockholders' equity:
  Common stock $0.01 par; authorized 1,600,000,000 voting
     shares and 50,000,000 nonvoting shares; 488,297,200
     outstanding voting shares and 21,000,000 nonvoting
     shares -- 2001 and 521,991,700 voting shares and
     21,000,000 nonvoting shares -- 2000....................        5          5
  Other.....................................................        7          9
  Accumulated other comprehensive income....................       18         52
  Retained earnings.........................................    4,732      4,339
                                                              -------    -------
                                                                4,762      4,405
                                                              -------    -------
                                                              $17,730    $17,568
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                    HCA INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                               COMMON STOCK     CAPITAL IN            ACCUMULATED
                                              ---------------   EXCESS OF                OTHER
                                              SHARES     PAR       PAR               COMPREHENSIVE   RETAINED
                                               (000)    VALUE     VALUE      OTHER      INCOME       EARNINGS    TOTAL
                                              -------   -----   ----------   -----   -------------   --------   -------
Balances, December 31, 1998.................  642,578    $ 6     $ 3,498     $ 11        $ 80        $ 3,986    $ 7,581
  Comprehensive income:
    Net income..............................                                                             657        657
    Other comprehensive loss:
      Net unrealized losses on investment
         securities.........................                                              (18)                      (18)
      Foreign currency translation
         adjustments........................                                               (9)                       (9)
                                                                                         ----        -------    -------
         Total comprehensive income.........                                              (27)           657        630
  Cash dividends............................                                                             (44)       (44)
  Stock repurchases.........................  (81,855)            (1,930)                                        (1,930)
  Stock options exercised, net..............      719                 15       (1)                                   14
  Employee benefit plan issuances...........    2,840                 56                                             56
  Spin-offs of LifePoint and Triad..........                        (687)                                          (687)
  Other.....................................       (9)                (1)      (2)                                   (3)
                                              -------    ---     -------     ----        ----        -------    -------
Balances, December 31, 1999.................  564,273      6         951        8          53          4,599      5,617
  Comprehensive income:
    Net income..............................                                                             219        219
    Other comprehensive income (loss):
      Net unrealized losses on investment
         securities.........................                                               (6)                       (6)
      Foreign currency translation
         adjustments........................                                                5                         5
                                                                                         ----        -------    -------
         Total comprehensive income.........                                               (1)           219        218
  Cash dividends............................                                                             (44)       (44)
  Stock repurchases.........................  (30,363)    (1)       (873)                                          (874)
  Stock options exercised, net..............    6,564                191                                            191
  Employee benefit plan issuances...........    2,431                 52                                             52
  Reclassification of forward purchase
    contracts and put options to temporary
    equity..................................                        (334)                               (435)      (769)
  Other.....................................       87                 13        1                                    14
                                              -------    ---     -------     ----        ----        -------    -------
Balances, December 31, 2000.................  542,992      5          --        9          52          4,339      4,405
  Comprehensive income:
    Net income..............................                                                             886        886
    Net unrealized losses on investment
      securities............................                                              (34)                      (34)
                                                                                         ----        -------    -------
         Total comprehensive income.........                                              (34)           886        852
  Cash dividends............................                                                             (42)       (42)
  Stock repurchases.........................  (42,934)                                                  (738)      (738)
  Stock options exercised, net..............    7,629                                                    239        239
  Employee benefit plan issuances...........    1,549                                                     52         52
  Other.....................................       61                          (2)                        (4)        (6)
                                              -------    ---     -------     ----        ----        -------    -------
Balances, December 31, 2001.................  509,297    $ 5     $    --     $  7        $ 18        $ 4,732    $ 4,762
                                              =======    ===     =======     ====        ====        =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                    HCA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN MILLIONS)

                                                              2001        2000         1999
                                                             ------      -------      -------
Cash flows from operating activities:
  Net income...............................................  $  886      $   219      $   657
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for doubtful accounts.....................   1,376        1,255        1,269
       Depreciation and amortization.......................   1,048        1,033        1,094
       Income taxes........................................     412         (219)         (66)
       Settlement with Federal government..................    (580)         840           --
       Gains on sales of facilities........................    (131)         (34)        (297)
       Impairment of long-lived assets.....................      17          117          220
       Increase (decrease) in cash from operating assets
          and liabilities:
          Accounts receivable..............................  (1,603)      (1,678)      (1,463)
          Inventories and other assets.....................     (39)          90         (119)
          Accounts payable and accrued expenses............      45         (147)        (110)
       Other...............................................     (18)          71           38
                                                             ------      -------      -------
          Net cash provided by operating activities........   1,413        1,547        1,223
                                                             ------      -------      -------
Cash flows from investing activities:
  Purchase of property and equipment.......................  (1,370)      (1,155)      (1,287)
  Acquisition of hospitals and health care entities........    (239)        (350)          --
  Spin-off of facilities to stockholders...................      --           --          886
  Disposal of hospitals and health care entities...........     519          327          805
  Change in investments....................................    (167)         106          565
  Other....................................................     (43)         (15)         (44)
                                                             ------      -------      -------
          Net cash provided by (used in) investing
            activities.....................................  (1,300)      (1,087)         925
                                                             ------      -------      -------
Cash flows from financing activities:
  Issuance of long-term debt...............................   1,750        2,980        1,037
  Net change in revolving credit facility..................     555         (500)         200
  Repayment of long-term debt..............................  (1,697)      (2,058)      (1,572)
  Repurchases of common stock..............................  (1,506)        (874)      (1,931)
  Issuances of common stock................................     213          197           47
  Issuance of mandatorily redeemable securities of
     affiliate.............................................     400           --           --
  Payment of cash dividends................................     (42)         (44)         (44)
  Other....................................................     (15)         (37)           8
                                                             ------      -------      -------
          Net cash used in financing activities............    (342)        (336)      (2,255)
                                                             ------      -------      -------
  Change in cash and cash equivalents......................    (229)         124         (107)
  Cash and cash equivalents at beginning of period.........     314          190          297
                                                             ------      -------      -------
  Cash and cash equivalents at end of period...............  $   85      $   314      $   190
                                                             ======      =======      =======
  Interest payments........................................  $  558      $   489      $   475
  Income tax payments, net of refunds......................  $  179      $   516      $   634

   The accompanying notes are an integral part of the consolidated financial statements.

                                    HCA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Reporting Entity

     HCA Inc., is a holding company whose affiliates own and operate hospitals and related health care entities. The term "affiliates" includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2001, these affiliates owned and operated 178 hospitals, 76 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate six hospitals and three freestanding surgery centers, which are accounted for using the equity method. The Company's facilities are located in 23 states, England and Switzerland. The terms "HCA" or the "Company" as used in this annual report on Form 10-K refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The consolidated financial statements include all subsidiaries and entities controlled by HCA. "Control" is generally defined by HCA as ownership of a majority of the voting interest of an entity. Significant intercompany transactions have been eliminated. Investments in entities that HCA does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

     HCA has completed various acquisitions and joint venture transactions that have been recorded under the purchase method of accounting. Accordingly, the accounts of these entities have been consolidated with those of HCA for periods subsequent to the acquisition of controlling interests.

  Revenues

     Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers, including Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreement. Managed care agreements' contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). The adjustments to estimated reimbursement amounts resulted in increases to revenues of $105 million, $168 million and $94 million in 2001, 2000 and 1999, respectively. In association with the ongoing Federal investigations into certain of HCA's business practices, the applicable governmental agencies had substantially ceased the processing of final settlements of HCA's cost reports. Since the cost reports were not being settled, HCA has not been receiving the updated information, which prior to 1998, was the basis used by HCA to adjust estimated settlement amounts. During 2000, the governmental agencies and their fiscal intermediaries resumed the cost report audit process and the audits that have been conducted have been more intensive than in years prior to the inception of the ongoing Federal investigations. HCA, as well as all hospitals nationwide,

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)


  Revenues (Continued)

has been unable to file Medicare cost reports for periods ending on or after August 1, 2000 due to delays being experienced by Medicare fiscal intermediaries in furnishing payment reports to hospitals. The Centers for Medicare and Medicaid Services expects Medicare fiscal intermediaries to be able to issue the payment reports to hospitals that will enable hospitals to file these delayed cost reports between May 2002 and December 2002. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

  Accounts Receivable

     HCA receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies, employers and patients. During both years ended December 31, 2001 and 2000, approximately 28% of HCA's revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

     Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance and subsequent recoveries are added.

     The amount of the provision for doubtful accounts is based upon management's assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. The primary tool used in management's assessment is an annual, detailed review of historical collections and write-offs at facilities that represent a majority of the Company's revenues and accounts receivable. The results of the detailed review of historical collections and write-offs experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Long-Lived Assets

     Depreciation expense, computed using the straight-line method, was $961 million in 2001, $931 million in 2000 and $976 million in 1999. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 4 to 10 years.

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities (goodwill) and have been amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice, clinic and other acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the lives of the respective contracts or loans.

     When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, HCA prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluations of each market that include quantitative analyses of net revenue and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

  Professional Liability Insurance Claims

     A substantial portion of HCA's professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Allowances for professional liability risks were $1.5 billion and $1.4 billion at December 31, 2001 and 2000, respectively. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense allowances represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective balance sheet dates. The allowances for unpaid losses and loss expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated allowances are included in current operating results. Although considerable variability is inherent in such estimates, management believes that the allowances for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management's estimates.

     HCA's health care facilities are insured by the wholly-owned insurance subsidiary for losses up to $25 million per occurrence, a portion of which is reinsured with unrelated commercial carriers. Professional and general liability risks above $1.8 million retention per occurrence for 2000, $6.8 million retention per occurrence for 2001 and $10 million retention per occurrence for 2002 have been reinsured. The obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable for the reinsurance contracts of $313 million and $230 million at December 31, 2001, and 2000, respectively, are included in other assets. In addition, deferred gains from retroactive reinsurance of $15 million and $21 million are included in other liabilities at December 31, 2001 and 2000, respectively, and will be recognized over the estimated recovery period using the interest method.

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)

  Investments of Insurance Subsidiary

     At December 31, 2001 and 2000, all of the investments of HCA's wholly-owned insurance subsidiary were classified as "available-for-sale" as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

  Minority Interests in Consolidated Entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

     HCA is a party to several partnership agreements that include provisions for the redemption of minority interests using specified valuation techniques.

  Related Party Transactions

     MedCap Properties, LCC ("MedCap")

     In December 2000, HCA transferred 116 medical office buildings ("MOBs") to MedCap. HCA received approximately $250 million and a minority interest (approximately 48%) in MedCap in the transaction. MedCap is a private company that was formed by HCA and other investors to acquire the buildings. HCA did not recognize a gain or loss on the transaction. The Chief Manager of MedCap, who is also a member of the MedCap board of governors, is a relative of a Director and former executive officer of the Company.

     HCA leases certain office space from MedCap and during 2001, paid MedCap $17.1 million in rents for such leased office space. HCA reserves certain rights of control and approval with respect to the leasing, operation and maintenance of the MOBs transferred to MedCap. In return for these rights, HCA has provided MedCap with a contingent guaranty of a specified level of net operating income, defined as rental income less operating expenses. This agreement relates to the majority of the MOBs transferred to MedCap and no payments were required under the agreement during 2001. HCA has also provided special credit enhancement under separate operations and support agreements related to certain MOBs that are newly constructed or have relatively low occupancy rates. HCA incurred costs of $3.2 million under these agreements during 2001, and HCA expects that the costs to be incurred in future periods will not have a material impact on its results of operations. The term for the operations and support agreements is for five years and is extendable indefinitely at HCA's option.

     MedCap has the option to require HCA to purchase the affiliated MOBs with respect to an HCA hospital that is closed or replaced. The purchase price for affiliated MOBs under the option agreement is the greater of their aggregate current fair value or their aggregate book value at MedCap's formation date. During 2001, HCA repurchased two MOBs from MedCap that were affiliated with hospital facilities that HCA planned to sell. The aggregate purchase price of $4.5 million exceeded HCA's allocation of its investment book value for the two MOBs by $1.9 million. MedCap also has rights of first offer on any future MOBs developed by HCA or its affiliates and on the disposition by HCA and its affiliates of any existing MOB associated with HCA hospitals, in geographic markets covered by MedCap.

     LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad")

     In May 1999, HCA completed the spin-offs of LifePoint and Triad (the "Spin-offs") through the distribution of shares of LifePoint common stock and Triad common stock to the HCA stockholders. In connection with the Spin-offs, HCA entered into agreements to provide financial, clinical, patient accounting, network information and risk management services to LifePoint and Triad. The agreements have terms expiring in May 2006. For the years ended December 31, 2001 and 2000, HCA received $11.6 million and $11.0 million, respectively, from LifePoint and $35.6 million and $26.2 million, respectively, from Triad

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)


     LifePoint Hospitals, Inc. ("LifePoint") and Triad Hospitals, Inc. ("Triad") (Continued)

pursuant to these agreements. The fees provided for in the agreements are intended to be market competitive based on HCA's costs incurred in providing the services. During 2000, HCA sold a hospital facility to LifePoint for a sales price of $51 million and realized a pretax gain of $18 million. During 2001, HCA sold a hospital facility to LifePoint for a sales price of $19 million and realized a pretax gain of $3 million. The Company believes the sales of the hospital facilities to LifePoint were on terms no less favorable to the Company than those which would have been obtained from an unaffiliated party.

     Medibuy, Inc ("Medibuy")

     In 1999, HCA formed a strategic internet initiative, known as empactHealth.com, aimed at improving efficiencies in the procurement of goods and supplies by its hospitals. In January 2001, empactHealth merged with Medibuy, an unrelated competitor of empactHealth. As a result of the merger, HCA owns approximately 17% and its directors and certain members of its management own approximately 2% of Medibuy. The Company has implemented a plan to eliminate the HCA management and directors ownership in Medibuy at fair value during 2002. An officer of HCA also serves as HCA's designee on Medibuy's board of directors. HCA has entered into agreements with Medibuy pursuant to which Medibuy provides access to its e-commerce system. The agreements have five-year terms and provide for an annual software license fee of $10,000 per facility for 2002, subject to a minimum fee of $2.0 million for 2002, and $5,000 per facility annually thereafter, subject to a minimum fee of $1.0 million for 2003, until such time as HCA transitions to an alternative provider. The agreements also require HCA to pay a transaction fee for any transactions effected through the Medibuy marketplace. During 2001, HCA reduced the carrying value for its investment in Medibuy to fair value, based upon estimates of sales values, for a non-cash pretax charge of $17 million ($10 million after tax). In January 2002, HCA agreed to invest up to $3 million in Medibuy during 2002, $1 million of which was funded in March 2002. The Company believes its transactions with Medibuy are on terms no less favorable to the Company than those which would be obtained from an unaffiliated party.

     HealthStream, Inc. ("HealthStream")

     In October 2001, HCA entered into an amended agreement with HealthStream to purchase internet-based education and training services. The agreement has a four-year term and provides for minimum fees of $2.5 million per year, with total minimum fees of $12 million over the four-year term. During 2001, the Company paid HealthStream $1.5 million, which represented approximately 11% of HealthStream's net revenues. The Chief Executive Officer, President and Chairman of the Board of Directors of HealthStream is a relative of a Director and former executive officer of HCA. The Company believes its transactions with HealthStream are on terms no less favorable to the Company than those which would be obtained from an unaffiliated party.

  Stock Based Compensation

     HCA applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA's stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.

  Derivatives

     Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). SFAS 133

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)


  Derivatives -- (Continued)

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

  Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, all business combinations initiated after June 30, 2001 are accounted for using the purchase method of accounting. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. HCA will adopt SFAS 142 effective January 1, 2002 and the Company does not expect any material amounts of goodwill to be determined to be impaired; however, the adoption of SFAS 142 will have a material effect on future results of operations, as goodwill will not be amortized and the effective tax rate is expected to decrease. The following table shows HCA's net income for the years ended

                                    HCA INC.

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)


  Recent Pronouncements -- (Continued)

December 31, 2001, 2000 and 1999 on a pro forma basis as if the cessation of goodwill amortization had occurred as of January 1, 1999 (dollars in millions, except per share amounts):

                                                               2001    2000    1999
                                                              ------   -----   -----
Income before extraordinary charge, as reported.............  $  903   $ 219   $ 657
Goodwill amortization, net of applicable income tax
  benefits..................................................      69      73      83
                                                              ------   -----   -----
Pro forma income before extraordinary charge................     972     292     740
Extraordinary charge........................................      17      --      --
                                                              ------   -----   -----
     Pro forma net income...................................  $  955   $ 292   $ 740
                                                              ======   =====   =====
Basic earnings per share:
Income before extraordinary charge, as reported.............  $ 1.72   $0.39   $1.12
Goodwill amortization, net of applicable income tax
  benefits..................................................    0.13    0.13    0.15
                                                              ------   -----   -----
Pro forma income before extraordinary charge................    1.85    0.52    1.27
Extraordinary charge........................................   (0.03)     --      --
                                                              ------   -----   -----
     Pro forma net income...................................  $ 1.82   $0.52   $1.27
                                                              ======   =====   =====
Diluted earnings per share:
Income before extraordinary charge, as reported.............  $ 1.68   $0.39   $1.11
Goodwill amortization, net of applicable income tax
  benefits..................................................    0.13    0.13    0.15
                                                              ------   -----   -----
Pro forma income before extraordinary charge................    1.81    0.52    1.26
Extraordinary charge........................................   (0.03)     --      --
                                                              ------   -----   -----
     Pro forma net income...................................  $ 1.78   $0.52   $1.26
                                                              ======   =====   =====

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results of operations and financial position upon adoption. HCA plans to adopt SFAS 143 effective January 1, 2003.

     SFAS 144 establishes a single accounting model for the impairment of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. HCA does not expect that the adoption will have a material impact on its results of operations and financial position.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                                    HCA INC.

NOTE 2 -- INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

     HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

     In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (the "Plea Agreement") and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the "Civil Agreement"). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relation issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services.

     Under the Civil Agreement, HCA's existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

     HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission (the "SEC"). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity to occur in these and other jurisdictions in the future.

     While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA's financial position, results of operations and liquidity. See Note
12 -- Contingencies, Note 19 -- Subsequent Event -- Understanding Regarding Claims for Medicare Reimbursement and Part I, Item 3: Legal Proceedings.

NOTE 3 -- FACILITY SALES

     During 2001, HCA recognized pretax gains of $52 million ($28 million after-tax) on the sales of three consolidating hospitals and HCA's interests in two non-consolidating hospitals. HCA also recognized a pretax gain of $79 million ($48 million after-tax) on the sale of a provider of specialty managed care benefit programs. During 2000, HCA recognized a pretax gain of $34 million ($16 million after-tax) on the sales of three consolidating hospitals. During 1999, HCA recognized a net pretax gain of $297 million ($164 million after-tax) on the sales of three hospitals and certain related health care facilities. Proceeds from the sales were used to repay bank borrowings.

                                    HCA INC.

NOTE 4 -- IMPAIRMENTS OF LONG-LIVED ASSETS

     During 2001, HCA reduced the carrying value for its investment in a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million ($10 million after-tax). This joint ventures' impact on HCA's operations was not significant.

     During 2000, HCA management identified and initiated plans to sell or replace four consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of $40 million, based upon estimates of sales values, for a total non-cash, pretax charge of $117 million ($80 million after-tax). The consolidating hospitals for which the impairment charge was recorded had revenues (through the date of sale) of $162 million, $198 million and $190 million for the years ended December 31, 2001, 2000, and 1999, respectively. These facilities reported net income (through the date of sale) before the pretax impairment charge and income taxes of $10 million, $5 million and $6 million for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001, HCA sold one of these consolidating hospitals, and the proceeds approximated the carrying value.

     During 1999, HCA management identified and initiated, or revised, plans to divest or close 23 consolidating hospitals and four non-consolidating hospitals. The carrying value for the hospitals and other assets expected to be sold was reduced to fair value of $217 million, based upon estimates of sales values, for a total non-cash, pretax charge of $220 million ($194 million after-tax). The hospitals and other assets for which the impairment charge was recorded had revenues (through the date of sale or closure) of $100 million, $189 million and $580 million for the years ended December 31, 2001, 2000 and 1999, respectively. These facilities incurred losses from continuing operations before the pretax impairment charge and income tax benefits (through the date of sale or closure) of $8 million, $15 million and $57 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 1999 and 2000, HCA sold or closed 15 consolidating hospitals and the four non-consolidating hospitals that had been identified for divestiture. During 2000, it was determined that one consolidating hospital that had been identified to be sold would not be sold. The facilities spun-off to Triad in 1999 included four of the consolidating hospitals on which impairment charges had been recorded. HCA completed the sales of the three remaining hospitals during 2001. The proceeds from the sales approximated the carrying values and were used to repay bank borrowings.

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

     The asset impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. The impaired facilities are classified as "held for use" because economic and operational considerations justify operating the facilities and marketing them as operating enterprises, therefore depreciation has not been suspended. As a result of the write-downs, depreciation expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation expense is not expected to have a material effect on operating results for future periods.

     The impairment charges affected HCA's asset categories, as follows (dollars in millions):

                                                              2001    2000    1999
                                                              ----    ----    ----
Property and equipment......................................  $--     $ 73    $122
Intangible assets...........................................   --       21      82
Investments in and advances to affiliates...................   17       23      16
                                                              ---     ----    ----
                                                              $17     $117    $220
                                                              ===     ====    ====

                                    HCA INC.

NOTE 4 -- IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)



     The impairment charges affected HCA's operating segments, as follows (dollars in millions):

                                                              2001    2000    1999
                                                              ----    ----    ----
Eastern Group...............................................  $--     $ 85    $  6
Western Group...............................................   --       11       7
Corporate and other.........................................   17       13      14
Spin-offs...................................................   --       --      34
National Group..............................................   --        8     159
                                                              ---     ----    ----
                                                              $17     $117    $220
                                                              ===     ====    ====

NOTE 5 -- RESTRUCTURING OF OPERATIONS AND INVESTIGATION RELATED COSTS

     During 2001, 2000 and 1999, HCA recorded the following pretax charges in connection with the restructuring of operations and investigation related costs, as discussed in Note 2 -- Investigations and Settlement of Certain Government Claims (in millions).

                                                              2001    2000    1999
                                                              ----    ----    ----
Professional fees related to investigations.................  $54     $51     $ 77
Severance costs.............................................   --      --        5
Other.......................................................   11      11       34
                                                              ---     ---     ----
                                                              $65     $62     $116
                                                              ===     ===     ====

     The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred. The severance amount in 1999 related primarily to a small group of executives associated with operations or functions that were ceased or divested. In 1999, HCA accrued $6 million for lease commitments related to the closure of a leased hospital in HCA's Eastern Group. The liability balance for accrued severance and lease commitments was $4 million at December 31, 2001.

NOTE 6 -- ACQUISITIONS

     During 2001 and 2000, HCA acquired various hospitals and related health care entities (or controlling interests in such entities), all of which were recorded using the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

     The following is a summary of hospitals and other health care entities acquired during 2001 and 2000 (dollars in millions):

                                                              2001    2000
                                                              ----    ----
Number of hospitals.........................................     2       7
Number of licensed beds.....................................   543     760
Purchase price information:
     Hospitals:
       Fair value of assets acquired........................  $ 99    $325
       Liabilities assumed..................................    (9)    (95)
                                                              ----    ----
          Net assets acquired...............................    90     230
     Other health care entities acquired....................   149     120
                                                              ----    ----
          Net cash paid.....................................  $239    $350
                                                              ====    ====

                                    HCA INC.

NOTE 6 -- ACQUISITIONS (CONTINUED)

     The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $127 million in 2001 and $110 million in 2000.

     The pro forma effect of these acquisitions on HCA's results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 7 -- INCOME TAXES

     The provision for income taxes consists of the following (dollars in millions):

                                                              2001    2000    1999
                                                              ----    ----    ----
Current:
  Federal...................................................  $299    $442    $517
  State.....................................................    51      77      90
  Foreign...................................................     7      14       3
Deferred:
  Federal...................................................   221    (231)    (37)
  State.....................................................    54     (43)     (6)
  Foreign...................................................    13      (5)      3
  Change in valuation allowance.............................   (43)     43      --
                                                              ----    ----    ----
                                                              $602    $297    $570
                                                              ====    ====    ====

     A reconciliation of the Federal statutory rate to the effective income tax rate follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
State income taxes, net of Federal income tax benefit.......   4.1     5.0     4.5
Non-deductible intangible assets............................   1.6     5.7     7.5
Valuation allowance.........................................  (2.6)    7.5      --
Settlement with Federal government..........................    --     6.5      --
Other items, net............................................   1.8    (2.1)   (0.5)
                                                              ----    ----    ----
Effective income tax rate...................................  39.9%   57.6%   46.5%
                                                              ====    ====    ====

     The tax benefits associated with nonqualified stock options increased the current tax receivable by $60 million, $40 million, and $3 million in 2001, 2000, and 1999, respectively. Such benefits were recorded as increases to additional paid-in capital.

                                    HCA INC.

NOTE 7 -- INCOME TAXES (CONTINUED)

     A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                             2001                   2000
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Depreciation and fixed asset basis differences.....  $   --      $514       $   --      $405
Allowances for professional and general liability
  and other risks..................................     231        --          249        --
Doubtful accounts..................................     592        --          511        --
Compensation.......................................     126        --          125        --
Settlement with Federal government.................      92        --          290        --
Other..............................................     196       380          205       368
                                                     ------      ----       ------      ----
                                                      1,237       894        1,380       773
Valuation allowance................................      --        --          (43)       --
                                                     ------      ----       ------      ----
                                                     $1,237      $894       $1,337      $773
                                                     ======      ====       ======      ====

     Deferred income taxes of $781 million and $1.007 billion at December 31, 2001 and 2000, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $438 million and $443 million at December 31, 2001 and 2000, respectively.

     At December 31, 2001, state net operating loss carryforwards (expiring in years 2002 through 2020) available to offset future taxable income approximated $1.049 billion. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

  IRS Disputes

     HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the "IRS"), the United States Tax Court (the "Tax Court") and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA's 1994-1998 Federal income tax returns, Columbia Healthcare Corporation's ("CHC") 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.'s ("Hospital Corporation of America") 1981 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. - The Hospital Company's ("Healthtrust") 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $307 million in income taxes and interest through December 31, 2001.

     In October 2001, the Company and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS' proposed disallowance of certain financing costs, systems conversion costs and insurance premiums which were deducted in calculating taxable income and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. The settlement resulted in the Company's payment of additional tax and interest of $16 million and had no impact on the Company's results of operations.

     During the third quarter of 2001, the Company filed an appeal with the United States Court of Appeals, Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America's 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve

                                    HCA INC.

NOTE 7 -- INCOME TAXES (CONTINUED)


  IRS Disputes (Continued)

for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust in 1987. Neither the Company nor the IRS filed appeals with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Hospital Corporation of America's 1981 through 1988 Federal income tax returns. Accordingly, these decisions have become final and Hospital Corporation of America's 1981 through 1986 taxable years are now closed.

     During the first quarter of 2000, HCA and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS' proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in HCA's payment of tax and interest of $156 million and had no impact on HCA's results of operations.

     During the first quarter of 2001, the IRS began an examination of HCA's 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

     Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, CHC, Hospital Corporation of America and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position.

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

     The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts and shares in thousands):

                                                       2001        2000        1999
                                                     --------    --------    --------
Income before extraordinary charge.................  $    903    $    219    $    657
                                                     ========    ========    ========
Weighted average common shares outstanding.........   524,112     555,553     585,216
  Effect of dilutive securities:
     Stock options.................................    12,446       9,390       3,865
     Other.........................................     1,619       2,742       1,948
                                                     --------    --------    --------
Shares used for diluted earnings per share.........   538,177     567,685     591,029
                                                     ========    ========    ========
Earnings per share:
  Basic earnings per share.........................  $   1.72    $   0.39    $   1.12
                                                     ========    ========    ========
  Diluted earnings per share.......................  $   1.68    $   0.39    $   1.11
                                                     ========    ========    ========

                                    HCA INC.

NOTE 9 -- INVESTMENTS OF INSURANCE SUBSIDIARY

     A summary of the insurance subsidiary's investments at December 31 follows (dollars in millions):

                                                                   2001
                                                 ----------------------------------------
                                                                 UNREALIZED
                                                                   AMOUNTS
                                                 AMORTIZED    -----------------     FAIR
                                                   COST        GAINS     LOSSES    VALUE
                                                 ---------    -------    ------    ------
Debt securities:
  United States Government.....................   $    4       $ --       $ --     $    4
  States and municipalities....................      804         26         (2)       828
  Mortgage-backed securities...................      103          3         --        106
  Corporate and other..........................      101          2         (1)       102
  Money market funds...........................       84         --         --         84
  Redeemable preferred stocks..................        5         --         --          5
                                                  ------       ----       ----     ------
                                                   1,101         31         (3)     1,129
                                                  ------       ----       ----     ------
Equity securities:
  Perpetual preferred stocks...................       11         --         (1)        10
  Common stocks................................      560         81        (77)       564
                                                  ------       ----       ----     ------
                                                     571         81        (78)       574
                                                  ------       ----       ----     ------
                                                  $1,672       $112       $(81)     1,703
                                                  ======       ====       ====
Amounts classified as current assets...........                                      (250)
                                                                                   ------
Investment carrying value......................                                    $1,453
                                                                                   ======

                                                                    2000
                                                  ----------------------------------------
                                                                  UNREALIZED
                                                                    AMOUNTS
                                                  AMORTIZED   -------------------    FAIR
                                                    COST        GAINS      LOSSES   VALUE
                                                  ---------   ----------   ------   ------
Debt securities:
  United States Government......................   $    4        $ --       $ --    $    4
  States and municipalities.....................      761          23         (1)      783
  Mortgage-backed securities....................      108           2         --       110
  Corporate and other...........................      157           1         --       158
  Money market funds............................      160          --         --       160
  Redeemable preferred stocks...................       33           1         (1)       33
                                                   ------        ----       ----    ------
                                                    1,223          27         (2)    1,248
                                                   ------        ----       ----    ------
Equity securities:
  Perpetual preferred stocks....................       24          --         (1)       23
  Common stocks.................................      341          88        (29)      400
                                                   ------        ----       ----    ------
                                                      365          88        (30)      423
                                                   ------        ----       ----    ------
                                                   $1,588        $115       $(32)    1,671
                                                   ======        ====       ====
Amounts classified as current assets............                                      (300)
                                                                                    ------
Investment carrying value.......................                                    $1,371
                                                                                    ======

     The fair value of investment securities is generally based on quoted market prices.

                                    HCA INC.

NOTE 9 -- INVESTMENTS OF INSURANCE SUBSIDIARY (CONTINUED)

     Scheduled maturities of investments in debt securities at December 31, 2001 were as follows (dollars in millions):

                                                              AMORTIZED    FAIR
                                                                COST      VALUE
                                                              ---------   ------
  Due in one year or less...................................   $  116     $  116
  Due after one year through five years.....................      266        277
  Due after five years through ten years....................      311        318
  Due after ten years.......................................      305        312
                                                               ------     ------
                                                                  998      1,023
  Mortgage-backed securities................................      103        106
                                                               ------     ------
                                                               $1,101     $1,129
                                                               ======     ======

     The average expected maturity of the investments in debt securities listed above approximated 4.3 years at December 31, 2001. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

     The tax equivalent yield on investments (including common stocks) averaged 9% for 2001, 14% for 2000 and 9% for 1999. Tax equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of certain investment income not being subject to taxation.

     The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

                                                              2001    2000    1999
                                                              ----    ----    ----
Debt securities:
  Cash proceeds.............................................  $155    $395    $514
  Gross realized gains......................................     5       4       2
  Gross realized losses.....................................     2       7       5
Equity securities:
  Cash proceeds.............................................  $412    $425    $200
  Gross realized gains......................................    95     160     109
  Gross realized losses.....................................    35      34      51

NOTE 10 -- DERIVATIVES

     HCA has entered into interest rate swap agreements to manage its exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-floating swaps effectively convert fixed rate obligations to LIBOR indexed variable rate instruments. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA's credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis.

                                    HCA INC.

NOTE 10 -- DERIVATIVES (CONTINUED)

     The following table sets forth HCA's derivative financial instruments at December 31, 2001 (dollars in millions):

                                                            NOTIONAL     TERMINATION      FAIR
                                                             AMOUNT          DATE         VALUE
                                                            --------    --------------    -----
Pay-floating interest rate swap...........................    $150      March 2004         $3
Pay-floating interest rate swap...........................    $125      September 2003     $3

     The fair value of the interest rate swaps at December 31, 2001 represents the estimated amounts HCA would have received upon termination of these agreements.

NOTE 11 -- LONG-TERM DEBT

     A summary of long-term debt at December 31, including related interest rates at December 31, 2001, follows (dollars in millions):

                                                               2001      2000
                                                              ------    ------
Senior collateralized debt (rates generally fixed, averaging
  8.4%) payable in periodic installments through 2034.......  $  153    $  187
Senior debt (rates fixed, averaging 7.9%) payable in
  periodic installments through 2095........................   4,927     4,591
Senior debt (floating rates, averaging 3.5%) due 2004.......     775       500
Bank term loans (floating rates, averaging 3.2%)............     750     1,150
Bank revolving credit facility (floating rates, averaging
  2.8%).....................................................     755       200
Subordinated debt...........................................      --       124
                                                              ------    ------
Total debt, average life of ten years (rates averaging
  6.5%).....................................................   7,360     6,752
Less amounts due within one year............................     807     1,121
                                                              ------    ------
                                                              $6,553    $5,631
                                                              ======    ======

  Bank Revolving Credit Facility

     HCA's revolving credit facility (the "Credit Facility") is a $1.75 billion agreement expiring April 2006. As of December 31, 2001, HCA had $755 million outstanding under the Credit Facility.

     As of February 2002, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA's credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. HCA is currently in compliance with all such covenants.

  Significant Financing Activities

  2001

     In January 2001, HCA issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under a $1.2 billion bank term loan agreement (the "2000 Term Loan").

     In April 2001, HCA entered into a $2.5 billion credit agreement (the "2001 Credit Agreement") with several banks. The 2001 Credit Agreement consists of a $750 million term loan maturing in 2006 (the "2001 Term Loan") and the Credit Facility. Proceeds from the 2001 Term Loan were used to refinance prior bank loans.

                                    HCA INC.

NOTE 11 -- LONG-TERM DEBT (CONTINUED)


  Significant Financing Activities (Continued)

     In May 2001, HCA issued $500 million of 7.125% notes due 2006. Proceeds from the notes were used for general corporate purposes.

     In April 2001, Moody's Investors Service upgraded HCA's senior debt rating from Ba2 to Ba1 and maintained a positive ratings outlook. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive. In February 2002, Standard & Poor's upgraded HCA's senior debt rating from BB+ to BBB-.

     During 2001, HCA made open market purchases of its debt that resulted in an extraordinary charge of $17 million, net of income taxes of $11 million.

  2000

     In March 2000, HCA entered into the 2000 Term Loan with several banks. Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under the $1.0 billion interim term loan agreement entered into in March 1999 and to reduce outstanding loans under a prior bank revolving credit facility (the "Prior Credit Facility").

     In May 2000, an English subsidiary of the Company entered into a $168 million Term Facility Agreement ("English Term Loan") with a bank. The English Term Loan was used to purchase the ownership interest of the Company's 50/50 joint venture partner in England and to refinance existing indebtedness.

     In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Prior Credit Facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts.

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

     In December 2000, HCA filed a "shelf" registration statement and prospectus with the SEC relating to $1.5 billion in debt securities. At December 31, 2001, $1.0 billion of debt securities have been issued related to this shelf.

  General Information

     Maturities of long-term debt in years 2003 through 2006 (excluding borrowings under the Credit Facility) are $447 million, $500 million, $740 million and $714 million, respectively.

     The estimated fair value of the Company's long-term debt was $7.5 billion and $6.6 billion at December 31, 2001 and 2000, respectively, compared to carrying amounts aggregating $7.4 billion and $6.8 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

                                    HCA INC.

NOTE 11 -- LONG-TERM DEBT (CONTINUED)

  Fair Value Information

     At December 31, 2001 and 2000, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quoted market prices and the related carrying amounts are as follows (dollars in millions):

                                                        2001                  2000
                                                 ------------------    ------------------
                                                 CARRYING     FAIR     CARRYING     FAIR
                                                  AMOUNT     VALUE      AMOUNT     VALUE
                                                 --------    ------    --------    ------
Investments....................................   $1,453     $1,453     $1,371     $1,371
Interest rate swaps............................        6          6         --         --
Long-term debt.................................    7,360      7,521      6,752      6,591

NOTE 12 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings (see Note
2 -- Investigations and Settlement of Certain Government Claims and Part I, Item 3: Legal Proceedings for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against HCA, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding, claims and overcharging, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients and other violations of law. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

  General Liability Claims

     HCA is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants may seek punitive damages against HCA, which may not be covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on HCA's results of operations or financial position.

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASES

  Capital Stock

     The terms and conditions associated with each class of HCA's common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations.

  Stock Repurchase Programs

     In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

                                    HCA INC.

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASES (CONTINUED)


  Stock Repurchase Programs (Continued)

     During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA's settlement of certain forward purchase contracts. The financial institution's investment in the consolidated affiliate is scheduled for repayment on April 30, 2003 and is reflected in HCA's balance sheet as "Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities." The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate during 2001, is recorded as minority interest expense.

     In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of common stock. Through September 30, 2001, certain financial organizations had purchased 31.3 million shares of HCA's common stock for $977 million utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million, purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

     In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization, representing 15.7 million shares at a cost of $461 million.

     In 1999, HCA expended $1.9 billion to complete the repurchase of 81.9 million of its shares through open market purchases and the settlement of accelerated and forward purchase contracts.

     At the November 2000 meeting of the Emerging Issues Task Force ("EITF"), the SEC provided guidance that in situations where public companies have outstanding equity derivative contracts that are not compliant with the EITF guidance in Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", they are required to reclassify the maximum amount of the potential cash obligation (the forward price in a forward stock purchase contract or the strike price for a written put option) to temporary equity. Pursuant to this guidance, HCA reclassified $769 million from common equity to temporary equity at December 31, 2000.

     During 2001 and 2000, the settled share repurchase transactions reduced stockholders' equity by $738 million and $874 million, respectively.

     In connection with its share repurchase programs, HCA entered into a Letter of Credit Agreement with the United States Department of Justice in 1999. As part of the agreement, HCA provided the government with letters of credit totaling $1 billion. As provided under the Civil Agreement with the government, as discussed in Note 2 -- Investigations and Settlement of Certain Government Claims, the letters of credit were reduced from $1 billion to $250 million upon payment of the civil settlement.

                                    HCA INC.

NOTE 14 -- STOCK BENEFIT PLANS

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

     Information regarding these option plans for 2001, 2000 and 1999 is summarized below (share amounts in thousands):

                                            STOCK       OPTION PRICE PER       WEIGHTED AVERAGE
                                           OPTIONS            SHARE             EXERCISE PRICE
                                           -------    ---------------------    ----------------
Balances, December 31, 1998..............  40,659     $ 0.14    to   $41.13         $27.92
  Granted................................  18,847      17.12    to    25.75          17.29
  Adjustment due to spin-offs............     406       0.38    to    41.13          27.19
  Exercised..............................    (726)      0.14    to    26.62          14.17
  Cancelled..............................  (7,279)      0.14    to    37.92          29.27
                                           ------
Balances, December 31, 1999..............  51,907       0.14    to    41.13          24.05
  Granted................................   7,609      18.25    to    39.25          20.81
  Exercised..............................  (6,650)      0.38    to    37.92          22.59
  Cancelled..............................  (1,633)      0.14    to    37.92          28.71
                                           ------
Balances, December 31, 2000..............  51,233       0.14    to    41.13          23.58
  Granted................................   8,384      27.56    to    46.36          36.34
  Exercised..............................  (7,631)      0.14    to    37.92          23.29
  Cancelled..............................  (1,755)     17.12    to    40.23          25.18
                                           ------
Balances, December 31, 2001..............  50,231       0.14    to    46.36          25.70
                                           ======

                                                         2001       2000       1999
                                                        -------    -------    -------
Weighted average fair value for options granted during
  the year............................................  $ 15.93    $  9.33    $  8.01
Options exercisable...................................   24,757     21,829     18,304
Options available for grant...........................   44,024     51,378      8,478

                                    HCA INC.

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)

     The following table summarizes information regarding the options outstanding at December 31, 2001 (share amounts in thousands):

                                           OPTIONS OUTSTANDING
                                -----------------------------------------    OPTIONS EXERCISABLE
                                                  WEIGHTED                  ----------------------
                                                  AVERAGE        WEIGHTED     NUMBER      WEIGHTED
                                  NUMBER         REMAINING       AVERAGE    EXERCISABLE   AVERAGE
RANGE OF                        OUTSTANDING     CONTRACTUAL      EXERCISE       AT        EXERCISE
EXERCISE PRICES                 AT 12/31/01         LIFE          PRICE      12/31/01      PRICE
---------------                 -----------   ----------------   --------   -----------   --------
$ 7.35........................         2      Less than 1 year    $ 7.35           2       $ 7.35
 18.07........................         4      Less than 1 year     18.07           4        18.07
 35.30........................         5      Less than 1 year     35.30           5        35.30
 10.63 to 13.24...............       418                1 year     11.54         418        11.54
 23.85........................         5                1 year     23.85           5        23.85
 11.47 to 17.11...............       158                1 year     13.25         158        13.25
  0.38........................       249               2 years      0.38         249         0.38
 21.16 to 25.21...............     1,081               2 years     24.19       1,081        24.19
 25.21 to 30.90...............     1,769               3 years     26.14       1,769        26.14
 29.22 to 36.05...............     3,879               4 years     34.30       3,879        34.30
 41.13........................         3               5 years     41.13           2        41.13
 26.74 to 37.92...............    11,565               6 years     30.31       8,611        30.19
 21.16 to 30.93...............     3,223               6 years     24.77       1,249        24.68
 32.27........................       114               6 years     32.27          84        32.27
 17.12 to 24.49...............    13,106               7 years     17.22       5,720        17.29
 20.00 to 29.94...............     6,009               8 years     20.79         912        20.60
 31.63 to 39.25...............        24               9 years     34.48           2        39.25
 27.56 to 39.20...............     7,533               9 years     35.75          32        37.64
 43.00 to 46.36...............       507              10 years     45.57          --           --
 38.54........................         2              10 years     38.54          --           --
  0.14........................        83              12 years      0.14          83         0.14
  0.14........................       357              14 years      0.14         357         0.14
  0.38........................        86              15 years      0.38          86         0.38
  0.38........................        49              17 years      0.38          49         0.38
                                  ------                                      ------
                                  50,231                                      24,757
                                  ======                                      ======

     HCA's amended and restated Employee Stock Purchase Plan ("ESPP") provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month periods) to substantially all employees. HCA stockholders on May 24, 2001 approved increasing the number of shares that may be issued pursuant to the ESPP by 10,000,000 shares. At December 31, 2001, 11,627,800 shares of common stock were reserved for HCA's employee stock purchase plan.

     HCA applies the provisions of APB 25 in accounting for its stock options and stock purchase plans, and accordingly, compensation cost is not recognized in the consolidated income statements. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), HCA has determined the pro forma net income and earnings per share as if compensation cost for HCA's employee stock option and stock purchase plans had been determined based upon their fair

                                    HCA INC.

NOTE 14 -- STOCK BENEFIT PLANS (CONTINUED)

values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

                                                              2001    2000    1999
                                                              -----   -----   -----
Net income:
  As reported...............................................  $ 886   $ 219   $ 657
  Pro forma.................................................    837     164     609
Basic earnings per share:
  As reported...............................................  $1.69   $0.39   $1.12
  Pro forma.................................................   1.60    0.30    1.04
Diluted earnings per share:
  As reported...............................................  $1.65   $0.39   $1.11
  Pro forma.................................................   1.56    0.29    1.03

     For SFAS 123 purposes, the weighted average fair values of HCA's stock options granted in 2001, 2000 and 1999 were $15.93, $9.33 and $8.01 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                              2001   2000   1999
                                                              ----   ----   ----
Risk-free interest rate.....................................  4.62%  4.90%  6.53%
Expected volatility.........................................    38%    39%    38%
Expected life, in years.....................................     6      6      6
Expected dividend yield.....................................   .20%   .25%   .35%

     The pro forma compensation cost related to the shares of common stock issued under the ESPP was $6 million, $14 million and $9 million for the years 2001, 2000 and 1999, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of each subscription period.

     Under the 1992 Plan, the 2000 Plan and the Management Stock Purchase Plan, HCA has made grants of restricted shares or units of HCA's common stock to provide incentive compensation to key employees. Under the performance equity plan, grants are made annually and are earned based on the achievement of specified performance goals. These shares have a two-year vesting period with half the shares vesting at the end of the first year and the remainder vesting at the end of the second year. The Management Stock Purchase Plan allows key employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years.

     At December 31, 2001, 1,822,600 shares were subject to restrictions, which lapse between 2002 and 2004. During 2001, 2000 and 1999 grants and purchases of 969,500, 1,490,700 and 1,137,100 shares, respectively were made at a weighted-average grant or purchase date fair value of $36.80, $21.05 and $17.88 per share, respectively.

NOTE 15 -- EMPLOYEE BENEFIT PLANS

     HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant's salary and are vested over specified periods of employee service. Retirement plan expense was $128 million for 2001, $121 million for 2000 and $151 million for 1999. Amounts approximately equal to retirement plan expense are funded annually.

     HCA maintains various contributory benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match certain percentages of participants'

                                    HCA INC.

NOTE 15 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants in 2001 and 25% of the first 3% of compensation deferred by participants in 2000 and 1999). The cost of these plans totaled $41 million for 2001 and $17 million for 2000 and 1999. HCA's contributions are funded periodically during each year.

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION

     HCA operates in one line of business, which is operating hospitals and related health care entities. During the years ended December 31, 2001, 2000 and 1999, approximately 28%, 28% and 29%, respectively, of HCA's revenues related to patients participating in the Medicare program.

     HCA's operations are structured in two geographically organized groups: the Eastern Group includes 94 consolidating hospitals located in the Eastern United States and the Western Group includes 76 consolidating hospitals located in the Western United States. These two groups represent HCA's core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, included hospitals that are located in the United States, but are not located in the Company's core markets. All of the hospitals that were included in the National Group had been sold as of December 31, 2001. HCA also operates 8 consolidating hospitals in England and Switzerland.

     HCA's senior management reviews geographic distributions of HCA's revenues, EBITDA, depreciation and amortization and assets. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of long-lived assets, restructuring of operations and investigation related costs, minority interests, income taxes and extraordinary charge. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the restructuring of operations transactions (the transfers of certain facilities to the National Group), of HCA's revenues,

                                    HCA INC.

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

equity in earnings of affiliates, EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        --------    --------    --------
Revenues:
  Eastern Group.......................................  $ 8,823     $ 8,066     $ 7,625
  Western Group.......................................    8,381       7,550       7,012
  Corporate and other(a)..............................      550         511         303
  National Group......................................      199         543       1,051
  Spin-offs...........................................       --          --         666
                                                        -------     -------     -------
                                                        $17,953     $16,670     $16,657
                                                        =======     =======     =======
Equity in earnings of affiliates:
  Eastern Group.......................................  $   (16)    $   (16)    $   (27)
  Western Group.......................................     (153)       (101)        (50)
  Corporate and other(a)..............................       11         (17)        (27)
  National Group......................................       --           8          14
  Spin-offs...........................................       --          --          --
                                                        -------     -------     -------
                                                        $  (158)    $  (126)    $   (90)
                                                        =======     =======     =======
EBITDA:
  Eastern Group.......................................  $ 1,938     $ 1,796     $ 1,708
  Western Group.......................................    1,705       1,403       1,173
  Corporate and other(a)..............................     (206)        (36)        (67)
  National Group......................................      (16)         14          (9)
  Spin-offs...........................................       --          --          83
                                                        -------     -------     -------
                                                        $ 3,421     $ 3,177     $ 2,888
                                                        =======     =======     =======
Depreciation and amortization:
  Eastern Group.......................................  $   453     $   444     $   448
  Western Group.......................................      439         431         435
  Corporate and other(a)..............................      140         125          95
  National Group......................................       16          33          69
  Spin-offs...........................................       --          --          47
                                                        -------     -------     -------
                                                        $ 1,048     $ 1,033     $ 1,094
                                                        =======     =======     =======

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Assets:
  Eastern Group.............................................  $ 6,675    $ 6,464
  Western Group.............................................    6,755      6,482
  Corporate and other(a)....................................    4,199      4,294
  National Group............................................      101        328
  Spin-offs.................................................       --         --
                                                              -------    -------
                                                              $17,730    $17,568
                                                              =======    =======

---------------

(a) Includes HCA's 8 consolidating hospitals located in England and Switzerland.

                                    HCA INC.

NOTE 17 -- OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income are as follows (dollars in millions):

                                                       UNREALIZED
                                                        GAINS ON          CURRENCY
                                                   AVAILABLE-FOR-SALE    TRANSLATION
                                                       SECURITIES        ADJUSTMENTS    TOTAL
                                                   ------------------    -----------    -----
Balance at December 31, 1998.....................         $ 77               $ 3        $ 80
  Unrealized gains on available-for-sale
     securities, net of $9 of taxes..............           17                --          17
  Gains reclassified into earnings from other
     comprehensive income, net of $20 of taxes...          (35)               --         (35)
  Currency translation adjustment, net of $4 of
     tax benefit.................................           --                (9)         (9)
                                                          ----               ---        ----
Balance at December 31, 1999.....................           59                (6)         53
  Unrealized gains on available-for-sale
     securities, net of $41 of taxes.............           73                --          73
  Gains reclassified into earnings from other
     comprehensive income, net of $44 of taxes...          (79)               --         (79)
  Currency translation adjustment, net of $5 of
     taxes.......................................           --                 5           5
                                                          ----               ---        ----
Balance at December 31, 2000.....................           53                (1)         52
  Unrealized gains on available-for-sale
     securities, net of $4 of taxes..............            6                --           6
  Gains reclassified into earnings from other
     comprehensive income, net of $23 of taxes...          (40)               --         (40)
                                                          ----               ---        ----
Balance at December 31, 2001.....................         $ 19               $(1)       $ 18
                                                          ====               ===        ====

NOTE 18 -- ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other accrued expenses at December 31 follows (in millions):

                                                              2001     2000
                                                              ----    ------
Employee benefit plans......................................  $160    $  166
Workers compensation........................................    39        94
Taxes other than income.....................................   151       163
Professional liability risks................................   318       356
Interest....................................................    84       114
Other.......................................................   234       242
                                                              ----    ------
                                                              $986    $1,135
                                                              ====    ======

     A summary of activity in HCA's allowance for doubtful accounts follows (in millions):

                                                           PROVISION      ACCOUNTS
                                             BALANCE AT       FOR       WRITTEN OFF,    BALANCE
                                             BEGINNING     DOUBTFUL        NET OF       AT END
                                              OF YEAR      ACCOUNTS      RECOVERIES     OF YEAR
                                             ----------    ---------    ------------    -------
Allowance for doubtful accounts:
  Year-ended December 31, 1999.............    $1,645       $1,269        $(1,347)      $1,567
  Year-ended December 31, 2000.............     1,567        1,255         (1,239)       1,583
  Year-ended December 31, 2001.............     1,583        1,376         (1,147)       1,812

                                    HCA INC.

NOTE 19 -- SUBSEQUENT EVENT -- UNDERSTANDING REGARDING CLAIMS FOR
          MEDICARE REIMBURSEMENT

     On March 28, 2002, HCA announced that it had reached an understanding with the Centers for Medicare and Medicaid Services ("CMS") to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods from 1993 through periods ended on or before July 31, 2001, many of which CMS has yet to audit. The understanding with CMS is subject to approval by the U.S. Department of Justice, which has not yet been obtained, and execution of a definitive written agreement.

     The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Note 2 -- Investigations and Settlement of Certain Government Claims.

     The understanding with CMS resulted in HCA recording a pretax charge of $260 million ($165 million after tax), or $0.32 per basic and $0.30 per diluted share, consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge has been recorded in the consolidated income statement for the year ended December 31, 2001.

                                    HCA INC.
                  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  2001
                                                                 ---------------------------------------
                                                                 FIRST      SECOND     THIRD      FOURTH
                                                                 ------     ------     ------     ------
     Revenues...............................................     $4,501     $4,476     $4,438     $4,538
     Income before extraordinary charge.....................     $  326(a)  $  263     $  256(b)  $   58(c)
     Net income.............................................     $  326(a)  $  263     $  256(b)  $   41(d)
     Basic earnings per share:
       Income before extraordinary charge...................     $ 0.60     $ 0.49     $ 0.50     $ 0.11
       Net income...........................................     $ 0.60     $ 0.49     $ 0.50     $ 0.08
     Diluted earnings per share:
       Income before extraordinary charge...................     $ 0.59     $ 0.48     $ 0.48     $ 0.11
       Net income...........................................     $ 0.59     $ 0.48     $ 0.48     $ 0.08
     Cash dividends.........................................     $ 0.02     $ 0.02     $ 0.02     $ 0.02
     Market prices(h):
       High.................................................     $44.16     $45.22     $47.28     $46.90
       Low..................................................      33.93      35.60      41.20      36.44

                                                                                  2000
                                                                 ---------------------------------------
                                                                 FIRST      SECOND     THIRD      FOURTH
                                                                 ------     ------     ------     ------
     Revenues...............................................     $4,271     $4,133     $4,093     $4,173
     Net income (loss)......................................     $  296     $ (272)(e) $  174(f)  $   21(g)
     Basic earnings (loss) per share........................     $ 0.53     $(0.49)    $ 0.31     $ 0.04
     Diluted earnings (loss) per share......................     $ 0.52     $(0.49)    $ 0.31     $ 0.04
     Cash dividends.........................................     $ 0.02     $ 0.02     $ 0.02     $ 0.02
     Market prices(h):
       High.................................................     $32.44     $32.44     $39.06     $45.25
       Low..................................................      18.75      23.69      29.75      37.25

---------------

(a) First quarter results include $4 million ($0.01 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(b) Third quarter results include $68 million ($0.13 per basic and diluted share) of gains on sales of facilities and $10 million ($0.02 per basic and diluted share) of charges related to the impairment of long-lived assets (See NOTES 3 and 4 of the notes to consolidated financial statements).
(c) Fourth quarter results include $4 million ($0.01 per basic and diluted share) of gains on sales of facilities and $165 million ($0.32 per basic share and $0.31 per diluted share) related to the settlement with the Federal government. (See NOTES 3 and 19 of the notes to consolidated financial statements).
(d) Fourth quarter results include $4 million ($0.01 per basic and diluted share) of gains on sales of facilities, and $165 million ($0.32 per basic share and $0.31 per diluted share) related to the settlement with the Federal government and $17 million ($0.03 per basic and diluted share) of an extraordinary charge related to the extinguishment of debt. (See NOTES 3, 11 and 19 of the notes to consolidated financial statements).
(e) Second quarter results include $498 million ($0.90 per basic and diluted share) charge related to the settlement with the Federal government and $9 million ($0.02 per basic and diluted share) of gains on sales of facilities (see NOTES 2 and 3 of the notes to consolidated financial statements).
(f) Third quarter results include $9 million ($0.02 per basic and diluted share) of gains on sales of facilities and $12 million ($0.02 per basic and diluted share) of charges related to the impairment of long-lived assets (see NOTES 3 and 4 of the notes to consolidated financial statements).
(g) Fourth quarter results include $68 million ($0.12 per basic and diluted share) of charges related to the impairment of long-lived assets, $2 million of losses on sales of assets, and $95 million ($0.17 per basic and diluted share) related to the settlement with the Federal government (see NOTES 2, 3 and 4 of the notes to consolidated financial statements).
(h) Represents high and low sales prices of the Company's common stock which is traded on the New York Stock Exchange (ticker symbol HCA).