Form 10-Q
period 2002-03-31
HCA INC/TN
filed 2002-05-10
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

Class of Common Stock	Outstanding at April 30, 2002

Voting common stock, $.01 par value	493,031,200 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

FORM 10-Q

March 31, 2002

		Page of
		Form 10-Q

Part I:	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2002 and 2001	3
	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	24

Part II:	Other Information
Item 1.	Legal Proceedings	25
Item 6.	Exhibits and Reports on Form 8-K	37

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters ended March 31, 2002 and 2001
Unaudited
(Dollars in millions, except per share amounts)

	2002	2001

Revenues	$4,873	$4,501

Salaries and benefits	1,930	1,782
Supplies	778	711
Other operating expenses	800	787
Provision for doubtful accounts	368	325
Depreciation and amortization	244	257
Interest expense	121	142
Insurance subsidiary losses (gains) on sales of investments	5	(30)
Equity in earnings of affiliates	(51)	(46)
Gains on sales of facilities	—	(13)
Investigation related costs	17	14

	4,212	3,929

Income before minority interests and income taxes	661	572
Minority interests in earnings of consolidated entities	35	30

Income before income taxes	626	542
Provision for income taxes	241	216

Reported net income	385	326
Goodwill amortization, net of taxes	—	17

Adjusted net income	$385	$343

Basic earnings per share:
Reported net income	$0.76	$0.60
Goodwill amortization, net of taxes	—	0.03

Adjusted net income	$0.76	$0.63

Diluted earnings per share:
Reported net income	$0.74	$0.59
Goodwill amortization, net of taxes	—	0.03

Adjusted net income	$0.74	$0.62

Cash dividends per share	$0.02	$0.02

Shares used in earnings per share calculations (in thousands):
Basic	508,411	541,381
Diluted	521,588	554,818

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$62	$85
Accounts receivable, less allowance for doubtful accounts of $1,871 and $1,812	2,658	2,420
Inventories	425	423
Income taxes receivable	—	93
Other	1,125	1,120

	4,270	4,141

Property and equipment, at cost	15,527	15,222
Accumulated depreciation	(6,488)	(6,303)

	9,039	8,919

Investments of insurance subsidiary	1,463	1,453
Investments in and advances to affiliates	673	680
Intangible assets, net	2,056	2,051
Other	454	486

	$17,955	$17,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$771	$755
Accrued salaries	373	386
Other accrued expenses	1,043	986
Government settlement accrual	250	250
Long-term debt due within one year	840	807

	3,277	3,184

Long-term debt	6,172	6,553
Professional liability risks, deferred taxes and other liabilities	2,304	2,268
Minority interests in equity of consolidated entities	576	563
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	400	400

Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 511,757,500 shares in 2002 and 509,297,200 shares in 2001	5	5
Other	7	7
Accumulated other comprehensive income	23	18
Retained earnings	5,191	4,732

	5,226	4,762

	$17,955	$17,730

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2002 and 2001
Unaudited
(Dollars in millions)

	2002	2001

Cash flows from operating activities:
Net income	$385	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	368	325
Depreciation and amortization	244	257
Income taxes	256	356
Gains on sales of facilities	—	(13)
Changes in operating assets and liabilities	(657)	(694)
Payment to Federal government	—	(95)
Other	13	(24)

Net cash provided by operating activities	609	438

Cash flows from investing activities:
Purchase of property and equipment	(378)	(273)
Acquisition of hospitals and health care entities	(6)	—
Investment in and advances to affiliates	—	(24)
Disposition of property and equipment	28	67
Change in investments	11	(17)
Other	1	5

Net cash used in investing activities	(344)	(242)

Cash flows from financing activities:
Issuance of long-term debt	—	500
Net change in revolving bank credit	(346)	80
Repayment of long-term debt	—	(666)
Payment of cash dividends	(10)	(11)
Repurchases of common stock	—	(247)
Issuances of common stock	68	29
Other	—	(7)

Net cash used in financing activities	(288)	(322)

Change in cash and cash equivalents	(23)	(126)
Cash and cash equivalents at beginning of period	85	314

Cash and cash equivalents at end of period	$62	$188

Interest payments	$93	$103
Income tax refunds, net	$(15)	$(140)

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — BASIS OF PRESENTATION

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2002, these affiliates owned and operated 175 hospitals, 74 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate six hospitals and three freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 3 — Understanding Regarding Claims for Medicare Reimbursement, Note 7 — Contingencies and Part II, Item 1: Legal Proceedings.

NOTE 3 —	UNDERSTANDING REGARDING CLAIMS FOR MEDICARE REIMBURSEMENT

      On March 28, 2002, HCA announced that it had reached an understanding with the Centers for Medicare and Medicaid Services (“CMS”) to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The understanding with CMS is subject to approval by the U.S. Department of Justice, which has not yet been obtained, and execution of a definitive written agreement.

      The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Note 2 — Investigations and Settlement of Certain Government Claims.

      The understanding with CMS resulted in HCA recording a pretax charge of $260 million ($165 million after tax), or $0.32 per basic and $0.30 per diluted share, consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

NOTE 4 —	INCOME TAXES

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA — Hospital Corporation of America, Inc.’s (“Predecessor HCA”) 1987, 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units by HCA in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $313 million in income taxes and interest through March 31, 2002.

      The Company filed an appeal with the United States Court of Appeals, Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Predecessor HCA’s 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Predecessor HCA used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with Predecessor HCA’s sales of certain subsidiaries to Healthtrust in 1987. Neither

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INCOME TAXES (continued)

the Company nor the IRS filed appeals with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Predecessor HCA’s 1981 through 1988 Federal income tax returns, therefore, Predecessor HCA’s 1981 through 1986 taxable years are now closed.

      During the first quarter of 2002, the IRS began an examination of HCA’s 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

      Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, CHC, Predecessor HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on the results of operations or financial position.

NOTE 5 —	EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards, using the treasury stock method, and the assumed net share settlement of structured repurchases of common stock.

      The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001 (dollars in millions, except per share amounts and shares in thousands):

	Quarter

	2002	2001

Reported net income	$385	$326
Goodwill amortization, net of taxes	—	17

Adjusted net income	$385	$343

Weighted average common shares outstanding	508,411	541,381
Effect of dilutive securities:
Stock options	11,764	11,989
Other	1,413	1,448

Shares used for diluted earnings per share	521,588	554,818

Basic earnings per share:
Reported net income	$0.76	$0.60
Goodwill amortization, net of taxes	—	0.03

Adjusted net income	$0.76	$0.63

Diluted earnings per share:
Reported net income	$0.74	$0.59
Goodwill amortization, net of taxes	—	0.03

Adjusted net income	$0.74	$0.62

NOTE 6 — STOCK REPURCHASE PROGRAMS

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 — STOCK REPURCHASE PROGRAMS (continued)

      During the second quarter of 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (investment balance at March 31, 2002 and December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA’s settlement of certain forward purchase contracts. The financial institution’s investment in the consolidated affiliate is scheduled for repayment on April 30, 2003 and is reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities.” The quarterly return on their investment, based upon a LIBOR plus 87.5 basis points return rate, is recorded as minority interest expense.

      In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. Certain financial organizations purchased 31.3 million shares of HCA’s common stock for $977 million, utilizing forward purchase contracts. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million (1.9 million shares at a cost of $66 million during the first quarter), purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

      In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization, representing 15.7 million shares at a cost of $461 million (5.6 million shares at a cost of $163 million during the first quarter).

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

NOTE 7 —	CONTINGENCIES

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	CONTINGENCIES (continued)

     General Liability Claims (continued)

actions the claimants may seek punitive damages against HCA, which may not be covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on HCA’s results of operations or financial position.

NOTE 8 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2002 and 2001 are as follows (in millions):

	Quarter

	2002	2001

Reported net income	$385	$326
Unrealized gains (losses) on securities	8	(39)
Foreign currency translation adjustments	(3)	(5)

Comprehensive income	$390	$282

      The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

	March 31,	December 31,
	2002	2001

Net unrealized gains on securities	$27	$19
Foreign currency translation adjustments	(4)	(1)

Accumulated other comprehensive income	$23	$18

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2002 and 2001, approximately 29.5% and 29.9%, respectively, of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 93 consolidating hospitals located in the Eastern United States and the Western Group includes 74 consolidating hospitals located in the Western United States. These two groups represent HCA’s core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, included hospitals that are located in the United States, but are not located in the Company’s core markets. All of the hospitals that were included in the National Group had been sold as of December 31, 2001. HCA also operates 8 consolidating hospitals in England and Switzerland.

      HCA’s senior management reviews geographic distributions of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization and assets. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of certain facilities to the National Group, of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,

	2002	2001

Revenues:
Eastern Group	$2,492	$2,218
Western Group	2,258	2,055
Corporate and other(a)	121	157
National Group	2	71

	$4,873	$4,501

Equity in earnings of affiliates:
Eastern Group	$(3)	$(3)
Western Group	(49)	(41)
Corporate and other(a)	1	(2)
National Group	—	—

	$(51)	$(46)

EBITDA:
Eastern Group	$577	$549
Western Group	523	436
Corporate and other(a)	(54)	(6)
National Group	(3)	(7)

	$1,043	$972

Depreciation and amortization:
Eastern Group	$107	$108
Western Group	106	107
Corporate and other(a)	31	37
National Group	—	5

	$244	$257

	March 31,	December 31,
	2002	2001

Assets:
Eastern Group	$6,883	$6,674
Western Group	6,925	6,755
Corporate and other(a)	4,063	4,200
National Group	84	101

	$17,955	$17,730

(a)	Includes the Company’s eight consolidating hospitals located in England and Switzerland.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and the governmental investigations and litigation involving HCA’s business practices including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government’s remaining civil cases and to obtain court approval thereof, (ii) the ability to consummate the understanding with the Centers for Medicare and Medicaid Services (“CMS,” formerly known as the Health Care Financing Administration), (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers, (vi) changes in Federal, state or local regulations affecting the health care industry, (vii) the possible enactment of Federal or state health care reform, (viii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (ix) liabilities and other claims asserted against HCA and the ability to secure adequate insurance at cost-effective rates, (x) fluctuations in the market value of HCA’s common stock, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability, terms and cost of capital, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement HCA’s shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xix) the outcome of pending and any future tax audits and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) increased reviews of HCA’s cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investigations and Settlement of Certain Government Claims

      HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

$60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 3 — Understanding Regarding Claims for Medicare Reimbursement and Note 7 — Contingencies in the notes to condensed consolidated financial statements, and Part II, Item 1: Legal Proceedings.

Understanding Regarding Claims for Medicare Reimbursement

      During March 2002, HCA and CMS reached an understanding pursuant to which the Company has agreed to pay CMS $250 million for settlement of all CMS Medicare reimbursement and payment issues regarding all HCA cost report, home office cost statement and appeal issues between HCA and CMS related to cost report periods ended on or before July 31, 2001. HCA recorded an accrual for the $250 million settlement payment in the December 31, 2001 consolidated financial statements. The understanding with CMS is subject to approval by the U.S. Department of Justice, which has not yet been obtained, and execution of a definitive written agreement. See Note 3 — Understanding Regarding Claims for Medicare Reimbursement in the notes to condensed consolidated financial statements.

      The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Part II, Item 1 — “Legal Proceedings.”

      At March 31, 2002, no liability has been accrued related to the remaining cost report and physician relations issues. The criteria that management must evaluate in determining when the recording of loss contingency shall be accrued are: (1) that it is probable that a liability has been incurred and (2) that the loss can be reasonably estimated. Management has determined that due to the considerable uncertainties that exist regarding the cost report and physician relations issues, the ultimate liability cannot be determined or reasonably estimated at this time. Management recognizes that this determination must be continually reassessed as negotiations develop and new information becomes available. The amounts claimed are substantial and, upon resolution of these contingencies, it is possible that results of operations, financial position and liquidity could be materially, adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy and a commitment to ethics and compliance: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients. HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life above all else. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region that should enable these local health care networks to effectively contract with managed care and other payers and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency departments and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency departments, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented training programs for middle managers at the hospital level; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market.

•	Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. HCA’s facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the same period of the prior year of 9.3% and 4.9%, in the first quarters of 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of revenue increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government.

      The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) was passed in November 1999 and was primarily directed at reducing potential future Medicare cuts that would have occurred as a result of the Balanced Budget Act of 1997 (“BBA-97”). The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, HCA believes it may realize Medicare rate increases over the five-year period that began in April 2001, assuming that no rate reduction provisions are enacted. BBA-97 contained a requirement that CMS adopt a prospective payment system (“PPS”) for outpatient hospital services, which was implemented during August 2000. The implementation of outpatient PPS has not had a measurable effect on HCA’s financial results.

      Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters ended March 31, 2002 and 2001 are set forth below.

	Quarter

	2002	2001

Medicare	39.9%	39.0%
Medicaid	11.1	10.7
Managed care and other discounted	39.6	40.3
Other	9.4	10.0

	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters ended March 31, 2002 and 2001 are set forth below:

	Quarter

	2002	2001

Medicare	39.5%	41.0%
Medicaid	7.1	6.8
Managed care and other discounted	38.8	37.9
Other	14.6	14.3

	100.0%	100.0%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary

      The following are comparative summaries of results from operations for the quarters ended March 31, 2002 and 2001 (dollars in millions, except per share amounts):

	Quarter

	2002		2001

	Amount	Ratio	Amount	Ratio

Revenues	$4,873	100.0	$4,501	100.0

Salaries and benefits	1,930	39.6	1,782	39.6
Supplies	778	16.0	711	15.8
Other operating expenses	800	16.3	787	17.5
Provision for doubtful accounts	368	7.6	325	7.2
Depreciation and amortization	244	5.0	257	5.7
Interest expense	121	2.5	142	3.2
Insurance subsidiary losses (gains) on sales of investments	5	0.1	(30)	(0.7)
Equity in earnings of affiliates	(51)	(1.0)	(46)	(1.0)
Gains on sales of facilities	—	—	(13)	(0.3)
Investigation related costs	17	0.3	14	0.3

	4,212	86.4	3,929	87.3

Income before minority interests and income taxes	661	13.6	572	12.7
Minority interests in earnings of consolidated entities	35	0.7	30	0.7

Income before income taxes	626	12.9	542	12.0
Provision for income taxes	241	5.0	216	4.8

Reported net income	385	7.9	326	7.2
Goodwill amortization, net of taxes	—	—	17	0.4

Adjusted net income	$385	7.9	$343	7.6

Basic earnings per share	$0.76		$0.63 (d)
Diluted earnings per share	$0.74		$0.62 (d)

% changes from prior year:
Revenues	8.3%		5.4%
Income before income taxes	15.5		10.3
Reported net income	18.1		10.3
Adjusted net income	12.4		9.3
Basic earnings per share	20.6		12.5
Diluted earnings per share	19.4		12.7
Admissions(a)	(1.1)		1.0
Equivalent admissions(b)	(0.5)		0.3
Revenue per equivalent admission	8.8		5.0
Same facility % changes from prior year(c):
Revenues	11.1		6.8
Admissions(a)	0.9		2.3
Equivalent admissions(b)	1.7		1.8
Revenue per equivalent admission	9.3		4.9

(a)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.
(d)	Earnings per share amounts have been computed using adjusted net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Quarters Ended March 31, 2002 and 2001

      Income before income taxes increased 15.5% from $542 million for the first quarter of 2001 to $626 million for the first quarter of 2002. The increase was due to an increase in revenue per equivalent admission and decreases in certain expenses as a percentage of revenues.

      Revenues increased 8.3%, due to an increase of 8.8% in revenue per equivalent admission over the first quarter last year. The increase was primarily the result of continued efforts in renegotiating and renewing certain managed care contracts on more favorable terms. Admissions declined 1.1% on a reported basis and increased 0.9% on a same facility basis. Same facility surgery cases increased 1.9% during the first quarter of 2002 over the first quarter of 2001. A light flu-season, one fewer business day and two religious holidays in the first quarter of 2002 contributed to the decline in admission volumes over the same period of the prior year.

      Salaries and benefits, as a percentage of revenues, was 39.6% during the first quarters of 2002 and 2001. The 8.9% rate of increase in salaries and benefits per equivalent admission closely corresponded to the 8.8% rate of increase in revenue per equivalent admission.

      Supply costs increased, as a percentage of revenues, to 16.0% during the first quarter of 2002 from 15.8% during the first quarter of 2001. The 9.9% rate of increase in the cost of supplies per equivalent admission (including pharmaceutical, orthopedic and cardiac supplies) exceeded the 8.8% increase in revenue per equivalent admission. HCA continues to experience increases in the costs for pharmaceutical, orthopedic and cardiac supplies.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 16.3% in the first quarter of 2002 from 17.5% in the first quarter of 2001 primarily due to the combined effect of revenue growth and leveraging the fixed nature of the majority of these expenses.

      Provision for doubtful accounts, as a percentage of revenues, increased to 7.6% in 2002 from 7.2% in 2001. The effect of rate increases on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, as measured as a percent of net revenue, because the revenues associated with those patients are generally recorded at gross charges.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.0% in the first quarter of 2002 from 5.7% in the first quarter of 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. During the first quarter of 2001, $19 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $121 million for the first quarter of 2002 from $142 million for the first quarter of 2001. HCA recognized $12 million of interest expense during the first quarter of 2001 related to the settlement with the Federal government. Interest expense on HCA’s variable rate debt decreased due to a general decline in interest rates, and for bank debt, an improvement in HCA’s credit rating.

      Insurance subsidiary losses (gains) on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In the first quarter of 2001, HCA had gains of $30 million compared to losses of $5 million in the first quarter of 2002. During 2001 investment managers reallocated investments among funds resulting in the recognition of previously unrealized gains.

      Equity in earnings of affiliates remained relatively flat, as a percentage of revenues, at 1.0%. The equity in earnings of affiliates includes operations of HCA’s joint ventures that are accounted for using the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Quarters Ended March 31, 2002 and 2001 (continued)

      During the first quarter of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one consolidating hospital. Proceeds from the sale were used to repay bank borrowings.

      During the first quarters of 2002 and 2001, HCA incurred $17 million and $14 million, respectively, of investigation related costs. In 2002, these costs included professional fees (legal and accounting) related to the governmental investigations and litigation. In 2001, these costs included $10 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $4 million of other costs.

      Minority interests remained flat as a percentage of revenues at 0.7% in the first quarters of both 2001 and 2002.

     Liquidity and Capital Resources

      Cash provided by operating activities totaled $609 million in 2002 compared to $438 million in 2001. The increase in cash provided by operating activities during 2002 was primarily due to a $95 million settlement payment to the Federal government during 2001 and an increase in net income. Working capital totaled $993 million at March 31, 2001 and $957 million at December 31, 2001.

      Cash used in investing activities was $344 million in 2002 compared to $242 million in 2001. Excluding acquisitions, capital expenditures were $378 million in 2002 and $273 million in 2001. Annual planned capital expenditures in 2002 and 2003 are expected to approximate $1.6 billion and $1.8 billion, respectively. At March 31, 2002, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.5 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA’s credit agreement (approximately $1.5 billion as of April 30, 2002) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

      HCA had various agreements with joint venture partners whereby the partners had an option to sell or “put” their interests in the joint venture back to HCA, within specific periods at fixed prices or prices based on certain formulas. During the first quarter of 2002, two put options expired leaving HCA with one remaining agreement with a joint venture partner. During April 2002, HCA purchased the partner’s interest in that joint venture for $33 million.

      During 1998, the Internal Revenue Service (“IRS”) issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities that participate in such joint ventures or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’ proposed revocation of the not-for-profit entity’s tax-exempt status. In the event that the not-for-profit entity’s tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity’s share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals and require the restructuring of certain existing joint ventures with not-for-profits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Liquidity and Capital Resources (continued)

      Investments of the Company’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at March 31, 2002 and December 31, 2001. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $291 million at March 31, 2002 and $313 million at December 31, 2001, are included in other assets.

      Cash flows used in financing activities totaled approximately $288 million during 2002 and $322 million during 2001. The cash flows provided by operating activities were primarily used to repay the revolving bank credit in 2002 and to repurchase HCA common stock in 2001.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA repurchased 6.4 million shares through open market purchases for $250 million, completing the repurchase authorization.

      During the second quarter of 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (investment balance at March 31, 2002 and December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million of HCA shares in connection with HCA’s settlement of certain forward purchase contracts. The financial institution’s investment in the consolidated affiliate is scheduled for repayment on April 30, 2003 and is reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities.” The quarterly return on their investment, based upon a LIBOR plus 87.5 basis points return rate in 2002, is recorded as minority interest expense.

      In March 2000, HCA announced an authorization to repurchase up to $1 billion of the Company’s common stock. Certain financial organizations purchased approximately 31.3 million shares of HCA’s common stock for $977 million, utilizing forward purchase contracts. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a cost of $677 million (1.9 million shares at a cost of $66 million during the first quarter), purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options. During 2000, HCA settled forward purchase contracts representing approximately 11.7 million shares at a cost of $300 million.

      In November 1999, HCA announced an authorization to repurchase up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts representing approximately 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million (5.6 million shares at a cost of $163 million during the first quarter).

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

      The resolution of the remaining government investigations and litigation, and the various other lawsuits and legal proceedings that have been asserted could result in substantial liabilities to HCA. The ultimate

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Liquidity and Capital Resources (continued)

liabilities cannot be reasonably estimated, as to the timing or amounts, at this time; however, it is possible that the resolution of certain of the contingencies could have a material adverse effect on HCA’s results of operations, financial position and liquidity.

      In April 2001, HCA entered into a $2.5 billion credit agreement (the “2001 Credit Agreement”) with a group of banks consisting of a $1.75 billion revolving credit facility (the “Credit Facility”) and a $750 million term loan. The 2001 Credit Agreement has a final maturity in April 2006. The Credit Facility refinanced and replaced HCA’s previously existing $2.0 billion credit facility. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. HCA is currently in compliance with all such covenants.

      In April 2001, Moody’s Investors Service upgraded HCA’s senior debt rating to Bal from Ba2 and maintained a positive outlook on the Company. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive. In February 2002, Standard & Poor’s upgraded HCA’s senior debt rating from BB+ to BBB-.

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used to repay the amounts outstanding under the Credit Facility and for general corporate purposes.

      In May 2002, HCA filed a “shelf” registration statement and prospectus with the SEC related to $1.5 billion in debt securities.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

     Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.1 billion and $602 million, respectively, at March 31, 2002. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. Changes in market values of securities are not expected to be material in relation to the financial position and operating results of HCA.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Market Risk (continued)

      With respect to HCA’s interest-bearing liabilities, approximately $1.9 billion of long-term debt at March 31, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.1 billion at March 31, 2002 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and floating rate notes on which interest is payable at LIBOR plus 1.5% to 1.9%. Due to decreases in LIBOR, the average rate for the Company’s Credit Facility decreased from 6.3% for the quarter ended March 31, 2001 to 2.6% for the quarter ended March 31, 2002, and the average rate for the Company’s term loans decreased from 7.3% for the quarter ended March 31, 2001 to 2.9% for the quarter ended March 31, 2002. The estimated fair value of HCA’s total long-term debt was $7.1 billion at March 31, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $19 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      HCA is exposed to market risk related to changes in interest rates and the market price of HCA stock with respect to an agreement with a financial institution that resulted in the financial institution investing $400 million (investment balance at March 31, 2002 and December 31, 2001) to capitalize an entity that acquired 16.8 million HCA shares. The agreement stipulates that the return on their investment be based on a floating interest rate, which at March 31, 2002 was LIBOR plus 87.5 basis points. The agreement also stipulates that if the market price of HCA stock closes below $18 per share on the New York Stock Exchange, the financial institution may elect to accelerate repayment of their investment which may result in the sale of all or part of the 16.8 million HCA shares. The 16.8 million HCA shares were registered under a shelf registration that was declared effective during February 2002.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $313 million as of March 31, 2002. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 4 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2002	2001

CONSOLIDATING
Number of hospitals in operation at:
March 31	175	185
June 30		185
September 30		182
December 31		178
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30		75
September 30		75
December 31		76
Licensed hospital beds at(a):
March 31	40,054	40,895
June 30		41,032
September 30		40,450
December 31		40,112
Weighted average licensed beds(b):
Quarter:
First	40,079	40,950
Second		40,852
Third		40,458
Fourth		40,329
Year		40,645
Average daily census(c):
Quarter:
First	22,897	22,842
Second		21,124
Third		20,363
Fourth		20,347
Year		21,160
Admissions(d):
Quarter:
First	407,300	412,000
Second		388,500
Third		380,800
Fourth		382,800
Year		1,564,100
Equivalent admissions(e):
Quarter:
First	594,700	597,800
Second		576,500
Third		567,000
Fourth		570,400
Year		2,311,700
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second		4.9
Third		4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2002	2001

NON-CONSOLIDATING(g)
Number of hospitals in operation at:
March 31	6	9
June 30		9
September 30		7
December 31		6
Number of freestanding outpatient surgical centers in operation at:
March 31	3	3
June 30		3
September 30		3
December 31		3
Licensed hospital beds at:
March 31	2,063	2,698
June 30		2,699
September 30		2,406
December 31		2,063

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

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

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the Department of Justice was reduced from $1 billion to $250 million at the time of the settlement payment. Any future civil settlement or court ordered payments related to cost report or physician relations issues will reduce the remaining amount of the letter of credit dollar for dollar. The amount of any such future settlement or court ordered payments is not related to the remaining amount of the letter of credit.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims, Note 3 — Understanding Regarding Claims for Medicare Reimbursement and Note 7 — Contingencies in the notes to condensed consolidated financial statements.

Lawsuits

     Qui Tam Actions

      Several qui tam actions have been brought by private parties (“relators”) on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. 3729, et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,500 or more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. In many instances there are additional common law claims.

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

      In January 2001, the District Court in the District of Columbia entered an order establishing an initial schedule for the consolidated qui tam cases. On March 15, 2001, the government filed its notice of intervention or notice declining intervention (where it had not already declined intervention) in each qui tam action in the MDL proceeding. In each case where the government intervened, it served the complaint on the Company. In those cases where the government declined intervention, the respective relators were required to serve the complaint by the later of March 15, 2001 or within 15 days after the government’s notice declining intervention.

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

     1. Cost Report Cases

      In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA, et al., Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1993, and is a qui tam action alleging various violations of the False Claims Act concerning the Company’s claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain “cost report reserves” in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims. Discovery regarding all claims began in August 2001, and is ongoing. However, on January 28, 2002, the Company filed a motion for protective order regarding depositions of its current and former employees. The filing of the motion has had the effect of staying such depositions pending a ruling. The government has filed a motion to consolidate the case with United States ex rel. Schilling v. Columbia/HCA, which the Company has opposed.

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

      In 1996, the case United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud charges. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. Relator has withdrawn the non-intervened counts. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

      On September 2, 1997, the case United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that an HCA hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. The government intervened in this case, and on March 15, 2001 served its complaint on the Company. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

     3. Curative Health Services Cases

      In June of 1998, the case United States of America ex rel. Joseph “Mickey” Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. This complaint was unsealed by the court on April 9, 1999. The government has intervened in this lawsuit and served the complaint on the Company. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated (“Curative”) for the management of certain wound care centers. The complaint further alleges that management fees paid to Curative were excessive and not reasonable and that the claims for reimbursement for these management fees violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. Discovery is ongoing.

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

      In 1997, the case United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports such as including improper inflation of cost basis, costs relating to unnecessary care to patients, and falsification of records. The United States has not intervened in this case. The Company has been served with the complaint, which it answered. Discovery is stayed pending a ruling on another defendant’s motion to dismiss.

      In 1999, the case United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice that allegedly resulted in improper cost allocation to the hospital’s acute care services and thus improperly increased reimbursement. The government has not intervened in this case. The Company was served with the complaint and filed an answer. Discovery is stayed pending a ruling on another defendant’s motion to dismiss.

      On July 31, 1998, the U.S. District Court for the Western District of Texas, unsealed United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and is a qui tam action alleging various violations of the Federal False Claims Act concerning statements made to the Joint Commission in order to be eligible for Medicare payments, thereby allegedly rendering false the defendants’ claims for Medicare reimbursement. In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. Some of the claims were dismissed as released under the Settlement Agreement. The Company filed a motion to dismiss the remaining allegations in the complaint. Discovery has been stayed pending a ruling on the motion to dismiss.

      The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator’s motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment. The government has not intervened in this case. Discovery is currently ongoing.

      In 1998, the case United States ex rel. Scussel v. Patton Medical. Inc., et al., Civ. Action No. 4:98-CV-145 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the complaint alleges that the Company entered into an improper referral arrangement with a durable medical equipment supplier. The United States declined intervention in this case. The Company was served with the relator’s complaint. The Company filed a motion to dismiss, which is currently pending. Discovery has been stayed pending a ruling on the motion.

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

      On July 28, 2000, the District Court entered an order granting the defendants’ motions to dismiss in Morse. The District Court’s order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs’ motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal is currently pending before the Sixth Circuit, and oral argument occurred on April 23, 2002.

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

      Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil

Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. In addition, a purported derivative action entitled Williams v. Averhoff, (Civil Action No. 15055-NC) was filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County, but has not been served on any defendants. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company’s current and former officers and directors. The suits seek damages, attorneys’ fees and costs. In the Barron lawsuit, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company’s stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. On March 30, 1999, the Barron case was dismissed without prejudice. In the Kovalchick and Williams lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company’s stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick and Williams lawsuits. On January 31, 2002, the plaintiffs in Kovalchick and Williams advised the court that they intended to lift the stay of proceedings in this matter and proceed with discovery. The Company has filed motions opposing plaintiffs’ request to lift the stays.

      On August 14, 1997, a similar purported derivative action entitled State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/ HCA Healthcare Corporation derivatively in behalf of Columbia/ HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), was filed in the Circuit Court in Davidson County, Tennessee on behalf of the Company by certain purported shareholders of the Company against certain of the Company’s current and former directors and officers. These lawsuits seek damages and costs as well as orders (i) enjoining the Company from paying benefits to individual defendants; (ii) requiring termination of all improper business relationships with individual defendants; (iii) requiring the Company to provide for independent public directors; and (iv) requiring the Company to put in place proper mechanisms of corporate governance. The court has entered an order temporarily staying the lawsuit.

      The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/ HCA Healthcare Corporation derivatively in behalf of Columbia/ HCA Healthcare Corporation v. Magdalena Averhoff, et al., another derivative action, was filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and the defendants removed it to the United States District Court, Southern District of Florida (Case No. 98-814-CIV). The suit alleges, among other things, breach of fiduciary duties resulting in damage to the Company. The lawsuit seeks damages from the individual defendants to be paid to the Company and attorneys’ fees, costs and expenses. In addition, the lawsuit seeks orders (i) requiring the individual defendants to pay to the Company all benefits received by them from the Company; (ii) enjoining the Company from paying any benefits to individual defendants; (iii) requiring that defendants terminate all improper business relationships with the Company and any individual defendants; (iv) requiring that the Company provide for appointment of a majority of independent public directors; and (v) requiring that the Company put in place proper mechanisms of corporate governance. On August 10, 1998, the court transferred this case to the United States District Court, Middle District of Tennessee (Case No. 3:98-0846). By agreement of the parties, the case has been administratively closed pending the outcome of the court’s ruling on the defendants’ motions to dismiss the McCall action referred to above. As a result of the court’s September 1, 1999, order dismissing the McCall lawsuit, this lawsuit was also dismissed with prejudice. The plaintiffs in this lawsuit filed an appeal from that order. On February 13, 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court, and, on April 23, 2001, the Sixth Circuit denied defendants’ motion for rehearing, or, in the alternative, certification to the Delaware Supreme Court. (See Carl H. McCall, as Comptroller of the State of New York and as Trustee

of the New York State Common Retirement Fund, derivatively on behalf of Columbia/ HCA Healthcare Corporation v. Richard L. Scott, et al., above.)

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

      The matter of In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. A scheduling order was entered that provided for class certification motions to be filed by February 22, 1999 and for discovery to be completed by June 30, 1999. In February 1999, plaintiffs filed a motion to extend the time periods in the scheduling order, which was granted by the court on August 24, 1999. However, the court has not entered a new scheduling order. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The parties are currently engaged in discovery pending a ruling on plaintiffs’ motion to modify the case schedule. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. The matter has been fully briefed in the Court of Appeals. No oral argument date has been set. At a status conference on April 27, 2001, the court ordered a joint audit of the medical and billing records for certain beneficiaries of one or more of the plaintiff health and welfare funds. A follow-up status conference was held on October 31, 2001 and a case management order was entered on February 8, 2002.

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

      The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation was filed on August 6, 1997 in the United States District Court for the Eastern District of Texas, Civil Action No. 597CV203. The original complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) based on allegations that the defendant employed one or more schemes or artifices to defraud the plaintiff and purported class members through fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. In October 1997, the Company filed a motion to transfer venue and to dismiss the lawsuit on jurisdiction and venue grounds because the RICO claims are deficient. The motion to transfer was denied on January 23, 1998. The motion to dismiss was also denied. In February 1998, defendant filed a petition with the MDL Panel to consolidate this case with Boyson for pretrial proceedings in the Middle District of Tennessee. During the pendency of the motion to consolidate, plaintiff amended its Complaint to add allegations under the Employee Retirement Income Security Act of 1974 (“ERISA”) as well as state law claims. The amended complaint seeks damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The MDL Panel granted defendant’s motion to consolidate in June 1998, and this action was transferred to the Middle District of Tennessee. The amended complaint in Operating Engineers was withdrawn and superseded by the Coordinated Class Action Complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

      The matter of The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case (below) and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys’ fees and other litigation costs. In addition, the suit seeks an order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs’ amended complaint (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

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

      Smallwood, Peggy Sue and her husband, John R. Smallwood (formerly described as Jane Doe and her husband, John Doe), on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center’s (“Summit”) charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff’s case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys’ fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs’ rights to be free from predatory billing and collection practices and an order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit seeking declaratory relief under Rule 23.02(2) of the Tennessee Rules of Civil Procedure on the validity of the price term in the contract. In July 1997, Summit filed a Motion for Summary Judgment asserting that the complaint should be dismissed because Summit had billed the patient in accordance with its standard price list. In March 1998, the court denied the Motion for Summary Judgment. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court’s denial of Summit’s Motion for Summary Judgment and the Tennessee Supreme Court granted review. On May 24, 2001, the Supreme Court ruled that the hospital’s admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Summit filed a motion for entry of judgment, which the court granted in part and denied in part. The court then granted plaintiffs’ motion for leave to amend their complaint. The amended complaint alleges that the collection of money for services and treatment at Summit from class members has resulted in the unjust enrichment of the hospital since the hospital had collected or had claims in excess of the alleged reasonable value of its services. The plaintiffs then filed on February 11, 2002, a motion for class certification as a damages class with notice and opt-out rights under Rule 23.2(3) of the Tennessee Rules of Civil Procedure. Summit opposed the motion in papers filed with the court on April 5, 2002. Discovery on issues of class certification followed by an evidentiary hearing will be conducted during the spring and summer. A trial on the merits is currently set for September 30, 2002.

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

      While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company’s liquidity, financial position and results of operations. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 7 — Contingencies in the notes to condensed consolidated financial statements.

     General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the 3rd Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied plaintiff’s request for a preliminary injunction. Cross-motions for summary judgment were filed by both parties and both motions were denied in December 2001. In March 2002, plaintiffs filed a Motion for Leave to Amend seeking permission to join three related corporate entities of St. Mark’s Hospital. This motion has been opposed by the defendant.

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

      The Company is a party to certain proceedings in the United States Tax Courts, the United States Court of Federal Claims and the United States Court of Appeals, Sixth Circuit. For a description of those proceedings, see Note 4 — Income Taxes in the notes to condensed consolidated financial statements.

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

Item 6:     Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

Exhibit 10 — HCA Inc. 2002 Performance Equity Incentive Plan (which plan is filed herewith).*

Exhibit 12 — Statement re Computation of Ratio of Earnings to Fixed Charges.

*Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval System.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

On February 5, 2002, the Company filed a report on Form 8-K which included its operating results for the 2001 fourth quarter and year end results.

On March 28, 2002, the Company filed a report on From 8-K which announced that the Company and the Centers for Medicare and Medicaid services have reached an understanding.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: May 10, 2002