Form 10-Q
period 2002-06-30
HCA INC/TN
filed 2002-08-14
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

Class of Common Stock	Outstanding at July 31, 2002

Voting common stock, $.01 par value	497,385,900 shares
Nonvoting common stock, $.01 par value	21,000,000 share

HCA INC.

FORM 10-Q

June 30, 2002

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and six months ended June 30, 2002 and 2001	3
	Condensed Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Cash Flows — for the six months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	29

Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits and Reports on Form 8-K	42

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and six months ended June 30, 2002 and 2001
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months

	2002	2001	2002	2001

Revenues	$4,903	$4,476	$9,776	$8,977

Salaries and benefits	1,960	1,822	3,890	3,604
Supplies	778	713	1,556	1,424
Other operating expenses	832	809	1,632	1,596
Provision for doubtful accounts	371	301	739	626
Depreciation and amortization	255	262	499	519
Interest expense	108	139	229	281
Insurance subsidiary (gains) losses on sales of investments	(1)	(9)	4	(39)
Equity in earnings of affiliates	(55)	(36)	(106)	(82)
Settlement with Federal government	—	2	—	2
Gains on sales of facilities	—	—	—	(13)
Impairment of long-lived assets	19	—	19	—
Investigation related costs	13	13	30	27

	4,280	4,016	8,492	7,945

Income before minority interests and income taxes	623	460	1,284	1,032
Minority interests in earnings of consolidated entities	42	29	77	59

Income before income taxes	581	431	1,207	973
Provision for income taxes	231	168	472	384

Reported net income	350	263	735	589
Goodwill amortization, net of tax	—	18	—	35

Adjusted net income	$350	$281	$735	$624

Basic earnings per share:
Reported net income	$0.68	$0.49	$1.44	$1.10
Goodwill amortization, net of tax	—	0.04	—	0.06

Adjusted net income	$0.68	$0.53	$1.44	$1.16

Diluted earnings per share:
Reported net income	$0.66	$0.48	$1.40	$1.07
Goodwill amortization, net of tax	—	0.04	—	0.06

Adjusted net income	$0.66	$0.52	$1.40	$1.13

Cash dividends	$0.02	$0.02	$0.04	$0.04

Shares used in earnings per share calculations (in thousands):
Basic	513,185	531,617	510,811	536,472
Diluted	528,068	545,815	524,841	550,290

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$51	$85
Accounts receivable, less allowance for doubtful accounts of $1,925 and $1,812	2,639	2,420
Inventories	434	423
Income taxes receivable	—	93
Other	1,234	1,120

	4,358	4,141
Property and equipment, at cost	16,056	15,222
Accumulated depreciation	(6,728)	(6,303)

	9,328	8,919
Investments of insurance subsidiary	1,410	1,453
Investments in and advances to affiliates	669	680
Goodwill	2,004	1,984
Deferred loan costs	65	67
Other	428	486

	$18,262	$17,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721	$755
Accrued salaries	388	386
Other accrued expenses	966	986
Government settlement accrual	250	250
Long-term debt due within one year	789	807

	3,114	3,184
Long-term debt	6,445	6,553
Professional liability risks, deferred taxes and other liabilities	2,370	2,268
Minority interests in equity of consolidated entities	578	563
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	400

Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 518,186,400 shares in 2002 and 509,297,200 shares in 2001	5	5
Capital in excess of par value	301	—
Other	6	7
Accumulated other comprehensive income (loss)	(4)	18
Retained earnings	5,447	4,732

	5,755	4,762

	$18,262	$17,730

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
Unaudited
(Dollars in millions)

	2002	2001

Cash flows from operating activities:
Net income	$735	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	739	626
Depreciation and amortization	499	519
Income taxes	117	173
Gains on sales of facilities	—	(13)
Impairment of long-lived assets	19	—
Changes in operating assets and liabilities	(937)	(811)
Payment to Federal government	—	(95)
Other	52	(4)

Net cash provided by operating activities	1,224	984

Cash flows from investing activities:
Purchase of property and equipment	(829)	(591)
Acquisition of hospitals and other health care entities	(83)	(94)
Investment in and advances to affiliates	—	(24)
Disposition of property and equipment	39	92
Change in investments	(4)	(198)
Other	(5)	(19)

Net cash used in investing activities	(882)	(834)

Cash flows from financing activities:
Issuance of long-term debt	505	1,750
Net change in revolving bank credit	(595)	(200)
Repayment of long-term debt	(70)	(1,220)
Payment of cash dividends	(20)	(22)
Repurchases of common stock	(400)	(745)
Issuances of common stock	208	134
Other	(4)	(37)

Net cash used in financing activities	(376)	(340)

Change in cash and cash equivalents	(34)	(190)
Cash and cash equivalents at beginning of period	85	314

Cash and cash equivalents at end of period	$51	$124

Interest payments	$218	$240
Income tax payments	$355	$211

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — BASIS OF PRESENTATION

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2002, these affiliates owned and operated 175 hospitals, 75 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate six hospitals and five freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 3 — Understanding Regarding Claims for Medicare Reimbursement, Note 9 — Contingencies and Part II, Item 1: Legal Proceedings.

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

NOTE 4 —	IMPAIRMENT OF LONG-LIVED ASSETS

      During the second quarter of 2002, HCA management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components, resulting in a non-cash, pretax charge of $19 million. HCA reduced the carrying value for certain capitalized costs associated with the information system components that have been delayed. This decision to delay these activities should not have a significant impact on HCA’s operations or cash flows for future periods.

      The impairment charge affected the “property and equipment” asset category, and the “corporate and other” operating segment.

NOTE 5 —	INCOME TAXES

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 —	INCOME TAXES (continued)

income tax returns, HCA — Hospital Corporation of America, Inc.’s (“Predecessor HCA”) 1987, 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units by HCA in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $320 million in income taxes and interest through June 30, 2002.

      The Company has filed an appeal with the United States Court of Appeals, Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Predecessor HCA’s 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Predecessor HCA used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with Predecessor HCA’s sale of certain subsidiaries to Healthtrust in 1987. Neither the Company nor the IRS filed appeals with respect to any other Tax Court decisions received in 1996 and 1997 related to the IRS examination of Predecessor HCA’s 1981 through 1988 Federal income tax returns, therefore, Predecessor HCA’s 1981 through 1986 taxable years are now closed.

      During the first quarter of 2002, the IRS began an examination of HCA’s 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

      Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that the Company, CHC, Predecessor HCA and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that the final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of HCA.

NOTE 6 —	EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants, using the treasury stock method.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 —	EARNINGS PER SHARE (continued)

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2002 and 2001 (dollars in millions, except per share amounts and shares in thousands):

	Quarter		Six Months

	2002	2001	2002	2001

Reported net income	$350	$263	$735	$589
Goodwill amortization, net of tax	—	18	—	35

Adjusted net income	$350	$281	$735	$624

Weighted average common shares outstanding	513,185	531,617	510,811	536,472
Effect of dilutive securities:
Stock options	13,314	12,493	12,539	12,241
Other	1,569	1,705	1,491	1,577

Shares used for diluted earnings per share	528,068	545,815	524,841	550,290

Basic earnings per share:
Reported net income	$0.68	$0.49	$1.44	$1.10
Goodwill amortization, net of tax	—	0.04	—	0.06

Adjusted net income	$0.68	$0.53	$1.44	$1.16

Diluted earnings per share:
Reported net income	$0.66	$0.48	$1.40	$1.07
Goodwill amortization, net of tax	—	0.04	—	0.06

Adjusted net income	$0.66	$0.52	$1.40	$1.13

NOTE 7 —	LONG-TERM DEBT

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used to repay the amounts outstanding under the Company’s bank credit facility and for general corporate purposes.

      In May 2002, HCA filed a “shelf” registration statement and prospectus with the SEC related to $1.5 billion in debt securities.

NOTE 8 —	STOCK REPURCHASE PROGRAMS

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

      During the second quarter of 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (investment balance at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate was reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities” at December 31, 2001.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 —	STOCK REPURCHASE PROGRAMS (continued)

      In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. Certain financial organizations purchased 31.3 million shares of HCA’s common stock for $977 million, pursuant to the terms of forward purchase contracts with HCA. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million (1.9 million shares at a cost of $66 million during the first quarter and 12.1 million shares at a cost of $405 million during the second quarter), purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

      In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with its November 1999 authorization representing 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization, representing 15.7 million shares at a cost of $461 million (5.6 million shares at a cost of $163 million during the first quarter and 10.1 million shares at a cost of $298 million during the second quarter).

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

NOTE 9 —	CONTINGENCIES

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 10 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2002 and 2001 are as follows (in millions):

	Quarter		Six Months

	2002	2001	2002	2001

Net income	$350	$263	$735	$589
Unrealized gains (losses) on securities	(48)	32	(40)	(7)
Foreign currency translation adjustments	21	(3)	18	(8)

Comprehensive income	$323	$292	$713	$574

      The components of accumulated other comprehensive income (loss), net of related taxes are as follows (in millions):

	June 30,	December 31,
	2002	2001

Net unrealized gains (losses) on securities	$(21)	$19
Foreign currency translation adjustments	17	(1)

Accumulated other comprehensive income (loss)	$(4)	$18

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended June 30, 2002 and 2001, 28% of the Company’s revenues related to patients participating in the Medicare program. During both six month periods ended June 30, 2002 and 2001, 29% of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 93 consolidating hospitals located in the Eastern United States and the Western Group includes 74 consolidating hospitals located in the Western United States. These two groups represent HCA’s core operations and are typically located in urban areas that are characterized by highly integrated facility networks. An additional group, the National Group, included hospitals located in the United States, but not in the Company’s core markets. All of the hospitals that were included in the National Group had been sold as of December 31, 2001. HCA also operates 8 consolidating hospitals in England and Switzerland.

      HCA’s senior management reviews geographic distributions of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization, assets and goodwill. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of long-lived assets, investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

certain facilities to the National Group, of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Eastern Group	$2,442	$2,185	$4,934	$4,401
Western Group	2,331	2,078	4,589	4,133
Corporate and other(a)	130	146	251	304
National Group	—	67	2	139

	$4,903	$4,476	$9,776	$8,977

Equity in earnings of affiliates:
Eastern Group	$(2)	$(5)	$(5)	$(8)
Western Group	(50)	(40)	(99)	(81)
Corporate and other(a)	(3)	9	(2)	7
National Group	—	—	—	—

	$(55)	$(36)	$(106)	$(82)

EBITDA:
Eastern Group	$540	$498	$1,117	$1,046
Western Group	537	440	1,060	876
Corporate and other(a)	(53)	(61)	(107)	(67)
National Group	(6)	(1)	(9)	(7)

	$1,018	$876	$2,061	$1,848

Depreciation and amortization:
Eastern Group	$110	$112	$216	$220
Western Group	111	108	217	216
Corporate and other(a)	32	38	64	74
National Group	2	4	2	9

	$255	$262	$499	$519

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	June 30,	December 31,
	2002	2001

Assets:
Eastern Group	$6,935	$6,654
Western Group	6,930	6,713
Corporate and other(a)	4,300	4,243
National Group	97	120

	$18,262	$17,730

Goodwill:
Eastern Group	$921	$910
Western Group	851	839
Corporate and other(a)	217	210
National Group	15	25

	$2,004	$1,984

(a)	Includes the Company’s eight consolidating hospitals located in England and Switzerland.

NOTE 12 —	BUSINESS COMBINATIONS

      The following is a summary of acquisitions consummated during the six months ended June 30, 2002 and 2001 (dollars in millions):

	2002	2001

Number of hospitals	1	1
Number of licensed beds	164	180
Purchase price information:
Hospitals:
Fair value of assets acquired	$28	$69
Liabilities assumed	—	—

Net assets acquired	28	69
Other health care entities acquired	55	25

Net cash paid	$83	$94

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $21 million in 2002 and $49 million in 2001. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

      On January 1, 2002, HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment. The Company completed the transitional impairment test during the first quarter, which resulted in no goodwill impairment. The change in the carrying amount of goodwill during the six months ended June 30, 2002 was due primarily to the completion of the acquisition of one hospital and other health care entities.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 13 — RECENT PRONOUNCEMENTS

      During April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).

      For most companies, under the provisions of SFAS 145 gains and losses on extinguishments of debt will be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary item treatment will be required for certain extinguishments that comply with the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion 30 for such classification should be reclassified to conform to the provisions of SFAS 145. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002; however, early adoption is encouraged and HCA has elected to adopt SFAS 145 effective January 1, 2002. During the fourth quarter ended December 31, 2001, HCA recognized an extraordinary charge on extinguishment of debt of $27 million ($17 million, net of tax) that will be reclassified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and the governmental investigations and litigation involving HCA’s business practices including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government’s remaining civil cases and to obtain court approval thereof, (ii) the ability to consummate the understanding with the Centers for Medicare and Medicaid Services (“CMS”), (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers, (vi) changes in Federal, state or local regulations affecting the health care industry, (vii) the possible enactment of Federal or state health care reform, (viii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (ix) liabilities and other claims asserted against HCA and the ability to secure adequate insurance at cost-effective rates, (x) fluctuations in the market value of HCA’s common stock, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability, terms and cost of capital, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement HCA’s shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xix) the outcome of pending and any future tax audits and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) increased reviews of HCA’s cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, and (xxiii) other risk factors, including those discussed in the Company’s annual report on Form 10-K and other reports filed with the SEC. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investigations and Settlement of Certain Government Claims

      HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America.

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 9 — Contingencies in the notes to condensed consolidated financial statements and Part II, Item 1: Legal Proceedings.

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

      The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Part II, Item 1: Legal Proceedings.

      At June 30, 2002, no liability has been accrued related to the remaining cost report and physician relations issues. The criteria that management must evaluate in determining when the recording of loss contingency shall be accrued are: (1) that it is probable that a liability has been incurred and (2) that the loss can be reasonably estimated. Management has determined that due to the considerable uncertainties that exist regarding the cost report and physician relations issues, the ultimate liability cannot be determined or reasonably estimated at this time. Management recognizes that this determination must be continually reassessed as negotiations develop and new information becomes available. The amounts claimed are substantial and, upon resolution of these contingencies, it is possible that results of operations, financial position and liquidity could be materially, adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy and a commitment to ethics and compliance: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients. HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region that should enable these local health care networks to effectively contract with managed care and other payers and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency departments and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency departments, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented training programs for middle managers at the hospital level; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market by consolidating hospitals back office functions such as billings and collections.

•	Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. HCA’s facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the same period of the prior year of 8.4% and 6.9%, in the second quarters of 2002 and 2001, respectively, and of 8.8% and 5.9% in the first six months of 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of revenue increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government.

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

      Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and six months ended June 30, 2002 and 2001 are set forth below.

	Quarter		Six Months

	2002	2001	2002	2001

Medicare	38.1%	37.6%	39.0%	38.3%
Medicaid	10.6	10.4	10.7	10.5
Managed care and other discounted	41.6	41.5	40.8	40.9
Other	9.7	10.5	9.5	10.3

	100.0%	100.0%	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and six months ended June 30, 2002 and 2001 are set forth below:

	Quarter		Six Months

	2002	2001	2002	2001

Medicare	37.8%	39.5%	38.6%	40.2%
Medicaid	7.2	6.7	7.2	6.8
Managed care and other discounted	41.2	39.7	40.0	38.8
Other	13.8	14.1	14.2	14.2

	100.0%	100.0%	100.0%	100.0%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2002 and 2001 (dollars in millions, except per share amounts):

	Quarter

	2002		2001

	Amount	Ratio	Amount	Ratio

Revenues	$4,903	100.0	$4,476	100.0

Salaries and benefits	1,960	40.0	1,822	40.7
Supplies	778	15.9	713	15.9
Other operating expenses	832	16.8	809	18.1
Provision for doubtful accounts	371	7.6	301	6.7
Depreciation and amortization	255	5.2	262	5.9
Interest expense	108	2.2	139	3.1
Insurance subsidiary gains on sales of investments	(1)	—	(9)	(0.2)
Equity in earnings of affiliates	(55)	(1.1)	(36)	(0.8)
Settlement with Federal government	—	—	2	—
Impairment of long-lived assets	19	0.4	—	—
Investigation related costs	13	0.3	13	0.3

	4,280	87.3	4,016	89.7

Income before minority interests and income taxes	623	12.7	460	10.3
Minority interests in earnings of consolidated entities	42	0.8	29	0.7

Income before income taxes	581	11.9	431	9.6
Provision benefit for income taxes	231	4.8	168	3.7

Reported net income	350	7.1	263	5.9
Goodwill amortization, net of tax	—	—	18	0.4

Adjusted net income	$350	7.1	$281	6.3

Basic earnings per share	$0.68		$0.53 (d)
Diluted earnings per share	$0.66		$0.52 (d)

% changes from prior year:
Revenues	9.5%		8.3%
Income before income taxes	35.0		216.3
Reported net income	33.1		196.5
Adjusted net income	24.2		211.7
Basic earnings per share	28.3		217.8
Diluted earnings per share	26.9		215.6
Admissions(a)	0.7		2.1
Equivalent admissions(b)	1.3		1.0
Revenue per equivalent admission	8.1		7.2
Same facility % changes from prior year(c):
Revenues	11.7		10.6
Admissions(a)	2.3		4.2
Equivalent admissions(b)	3.0		3.5
Revenue per equivalent admission	8.4		6.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary (continued)

	Six Months

	2002		2001

	Amount	Ratio	Amount	Ratio

Revenues	$9,776	100.0	$8,977	100.0

Salaries and benefits	3,890	39.8	3,604	40.1
Supplies	1,556	15.9	1,424	15.9
Other operating expenses	1,632	16.7	1,596	17.7
Provision for doubtful accounts	739	7.6	626	7.0
Depreciation and amortization	499	5.2	519	5.8
Interest expense	229	2.3	281	3.1
Insurance subsidiary (gains) losses on sales of investments	4	—	(39)	(0.4)
Equity in earnings of affiliates	(106)	(1.1)	(82)	(0.9)
Settlement with Federal government	—	—	2	—
Gains on sales of facilities	—	—	(13)	(0.1)
Impairment of long-lived assets	19	0.2	—	—
Investigation related costs	30	0.3	27	0.3

	8,492	86.9	7,945	88.5

Income before minority interests and income taxes	1,284	13.1	1,032	11.5
Minority interests in earnings of consolidated entities	77	0.7	59	0.7

Income before income taxes	1,207	12.4	973	10.8
Provision for income taxes	472	4.9	384	4.2

Reported net income	735	7.5	589	6.6
Goodwill amortization, net of tax	—	—	35	0.4

Adjusted net income	$735	7.5	$624	7.0

Basic earnings per share	$1.44		$1.16 (d)
Diluted earnings per share	$1.40		$1.13 (d)

% changes from prior year:
Revenues	8.9%		6.8%
Income before income taxes	24.1		699.0
Reported net income	24.8		2,359.0
Adjusted net income	17.7		908.3
Basic earnings per share	24.1		954.5
Diluted earnings per share	23.9		927.3
Admissions(a)	(0.2)		1.5
Equivalent admissions(b)	0.4		0.7
Revenue per equivalent admission	8.5		6.1
Same facility % changes from prior year(c):
Revenues	11.4		8.6
Admissions(a)	1.6		3.2
Equivalent admissions(b)	2.4		2.6
Revenue per equivalent admission	8.8		5.9

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.
(d)	Earnings per share amounts have been computed using adjusted net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2002 and 2001

      Income before income taxes increased 35.0% from $431 million for the second quarter of 2001 to $581 million for the second quarter of 2002. The increase was due to an increase in revenue per equivalent admission and decreases in certain expenses as a percentage of revenues.

      Revenues increased 9.5%, due to an increase of 8.1% in revenue per equivalent admission over the second quarter last year. The increase was primarily the result of continued efforts in renegotiating and renewing certain managed care contracts on more favorable terms. Admissions increased 0.7% on a reported basis and increased 2.3% on a same facility basis. Same facility surgery cases increased 2.8% during the second quarter of 2002 compared to the second quarter of 2001.

      Salaries and benefits decreased, as a percentage of revenues, to 40.0% during the second quarter of 2002 from 40.7% during the second quarter of 2001. Salaries and benefits per equivalent admission increased 6.1% during the second quarter of 2002, while revenues per equivalent admission increased 8.1% compared to the second quarter of 2001.

      Supply costs remained flat as a percentage of revenues at 15.9% during the second quarter of 2002 and 2001.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 16.8% in the second quarter of 2002 from 18.1% in the second quarter of 2001 primarily due to the combined effect of revenue growth and leveraging the fixed nature of the majority of these expenses.

      Provision for doubtful accounts, as a percentage of revenues, increased to 7.6% in 2002 from 6.7% in 2001. The effect of rate increases on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, as measured as a percent of net revenue. The revenues associated with these patients are generally recorded at gross charges and the majority of bad debts are attributed to this payer class.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.2% in the second quarter of 2002 from 5.9% in the second quarter of 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. During the second quarter of 2001, $20 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $108 million for the second quarter of 2002 from $139 million for the second quarter of 2001. HCA recognized $12 million of interest expense during the second quarter of 2001 related to the settlement with the Federal government. Interest expense on HCA’s variable rate debt decreased due to a general decline in interest rates, and for bank debt, an improvement in HCA’s credit rating.

      Insurance subsidiary gains on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In the second quarter of 2001, HCA had gains of $9 million compared to gains of $1 million in the second quarter of 2002.

      Equity in earnings of affiliates, as a percentage of revenues, increased to 1.1% in 2002 compared to 0.8% in 2001. The equity in earnings of affiliates includes operations of HCA’s joint ventures that are accounted for using the equity method of accounting.

      During the second quarters of 2002 and 2001, HCA incurred $13 million of investigation related costs. In 2002, these costs included $12 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $1 million of other costs. In 2001, these costs included $10 million of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2002 and 2001 (continued)

professional fees (legal and accounting) related to the governmental investigations and litigation and $3 million of other costs.

      Minority interests remained relatively flat as a percentage of revenues at 0.8% in the second quarter of 2002 compared to 0.7% in 2001.

Six Months Ended June 30, 2002 and 2001

      Income before income taxes increased 24.1% from $973 million for the six months ended June 30, 2001 to $1.207 billion for the same period of 2002. Pretax margins increased to 12.4% from 10.8% for the same period a year ago. The increase in pretax income was primarily due to an increase in revenue per equivalent admission.

      Revenues increased 8.9% to $9.8 billion for the first half of 2002 compared to $9.0 billion for 2001. The increase was primarily due to an increase in revenue per equivalent admission. Admissions decreased 0.2% from 2001, and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 0.4%. Revenue per equivalent admission increased 8.5% over 2001. On a same facility basis, revenues increased 11.4%, admissions increased 1.6% and equivalent admissions increased 2.4%. Revenue per equivalent admission on a same facility basis increased 8.8%.

      Salaries and benefits, as a percentage of revenues, decreased to 39.8% in 2002 from 40.1% in 2001. Salaries and benefits per equivalent admission increased 7.5% over 2001.

      Supply costs remained flat as a percentage of revenues at 15.9% for the six months ended June 30, 2002 and 2001.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 16.7% in 2002 from 17.7% in 2001 due to small decreases in several of these areas.

      Provision for doubtful accounts, as a percentage of revenues, increased to 7.6% in 2002 from 7.0% in 2001. The effect of rate increases on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, as measured as a percent of net revenue. The revenues associated with these patients are generally recorded at gross charges and the majority of bad debts are attributed to this payer class.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.2% in the first six months of 2002 from 5.8% in the first six months of 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. During the first six months of 2001, $39 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $229 million for the first six months of 2002 from $281 million for the first six months of 2001. HCA recognized $24 million of interest expense during the first six months of 2001 related to the settlement with the Federal government. Interest expense on HCA’s variable rate debt decreased due to a general decline in interest rates, and for bank debt, an improvement in HCA’s credit rating.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2002 and 2001 (continued)

      Insurance subsidiary gains and losses on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In the first six months of 2001, HCA had gains of $39 million compared to losses of $4 million for the same period of 2002.

      Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 1.1% in 2002 compared to 0.9% in 2001.

      During the first six months of 2001, HCA recognized a pretax gain of $13 million ($4 million after-tax) on the sale of one hospital. Proceeds from the sale were used to repay bank borrowings.

      Minority interests remained unchanged as a percentage of revenues at 0.7% during the six months ended June 30, 2002 and June 30, 2001.

      During the first six months of 2002 and 2001, HCA incurred $30 million and $27 million, respectively, of investigation related costs. In 2002, these costs included $29 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $1 million of other costs. In 2001, these costs included $20 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $7 million of other costs.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $1.224 billion in 2002 compared to $984 million in 2001. The increase in cash provided by operating activities during 2002 was primarily due to a $95 million settlement payment to the Federal government during 2001 and an increase in net income during 2002. Working capital totaled $1.244 billion at June 30, 2002 and $957 million at December 31, 2001.

      Cash used in investing activities was $882 million in 2002 compared to $834 million in 2001. Excluding acquisitions, capital expenditures were $829 million in 2002 and $591 million in 2001. Annual planned capital expenditures are projected to approximate $1.7 billion in 2002 and $1.8 billion in 2003. A significant portion of the Company’s total capital spending in a particular period is subject to the timing of major construction projects. At June 30, 2002, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.5 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA’s credit agreement (approximately $1.2 billion as of July 31, 2002) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

      During 1998, the Internal Revenue Service (“IRS”) issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities that participate in such joint ventures or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’ proposed revocation of the not-for-profit entity’s tax-exempt status. In the event that the not-for-profit entity’s tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity’s share of joint venture income as unrelated business taxable income. In June 2002, the Federal District Court ruled in favor of the not-for-profit entity. The IRS may file a notice of appeal with respect to the Federal District Court’s decision. HCA is not a party to this lawsuit. The tax ruling or any adverse

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Liquidity and Capital Resources (continued)

determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals and require the restructuring of certain existing joint ventures with not-for-profits.

      Investments of the Company’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.7 billion at June 30, 2002 and December 31, 2001. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $288 million at June 30, 2002 and $313 million at December 31, 2001, are included in other assets.

      Cash flows used in financing activities totaled approximately $376 million during 2002 and $340 million during 2001. The cash flows provided by operating activities were primarily used to fund the capital expenditures and to repurchase HCA common stock.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA expects to repurchase the shares from time to time, through open market purchases or privately negotiated transactions. The repurchase is intended to offset the dilutive effect of employee stock option exercises.

      During the second quarter of 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (investment balance at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million of HCA shares in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate was reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities” at December 31, 2001.

      In March 2000, HCA announced an authorization to repurchase up to $1 billion of the Company’s common stock. Certain financial organizations purchased approximately 31.3 million shares of HCA’s common stock for $977 million, pursuant to the terms of forward purchase contracts with HCA. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a cost of $677 million (1.9 million shares at a cost of $66 million during the first quarter and 12.1 million shares at a cost of $405 million during the second quarter), purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options. During 2000, HCA settled forward purchase contracts representing approximately 11.7 million shares at a cost of $300 million.

      In November 1999, HCA announced an authorization to repurchase up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts representing approximately 18.7 million shares at a cost of $539 million. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million (5.6 million shares at a cost of $163 million during the first quarter and 10.1 million shares at a cost of $298 million during the second quarter).

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

      HCA has a $2.5 billion credit agreement (the “2001 Credit Agreement”) with a group of banks consisting of a $1.75 billion revolving credit facility (the “Credit Facility”) and a $750 million term loan. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. HCA is currently in compliance with all such covenants.

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used to repay the amounts outstanding under the Credit Facility and for general corporate purposes.

      In May 2002, HCA filed a “shelf” registration statement and prospectus with the SEC related to up to $1.5 billion in debt securities.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.1 billion and $543 million, respectively, at June 30, 2002. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2001, HCA had a net unrealized gain of $31 million on the insurance subsidiary’s investment securities. The net unrealized gain had increased to $42 million at March 31, 2002, but primarily due to an overall decline in the equity markets during the second quarter of 2002, the insurance subsidiary’s investment securities were at a net unrealized loss position of $33 million at June 30, 2002. Declines in the fair value of investments which are considered to be other than temporary are reported as realized losses. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is other than temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are also considered. When a decline in value is determined to be other than temporary, HCA recognizes an impairment loss in the current period results to the extent of the decline in value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Market Risk (continued)

      HCA is also exposed to market risk related to changes in interest rates, and HCA periodically enters into interest rate swap agreements to manage its exposure to these fluctuations. HCA’s interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis, semiannually. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

      With respect to HCA’s interest-bearing liabilities, approximately $2.2 billion of long-term debt at June 30, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.0 billion at June 30, 2002 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit ratings affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and floating rate notes on which interest is payable at LIBOR plus 1.5% to 2.4%. Due to decreases in LIBOR, the average rate for the Company’s Credit Facility decreased from 5.6% for the quarter ended June 30, 2001 to 2.6% for the quarter ended June 30, 2002, and the average rate for the Company’s term loans decreased from 5.5% for the quarter ended June 30, 2001 to 2.8% for the quarter ended June 30, 2002. The estimated fair value of HCA’s total long-term debt was $7.5 billion at June 30, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $22 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $320 million as of June 30, 2002. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 5 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2002	2001

CONSOLIDATING
Number of hospitals in operation at:
March 31	175	185
June 30	175	185
September 30		182
December 31		178
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30	75	75
September 30		75
December 31		76
Licensed hospital beds at(a):
March 31	40,054	40,895
June 30	39,930	41,032
September 30		40,450
December 31		40,112
Weighted average licensed beds(b):
Quarter:
First	40,079	40,950
Second	39,844	40,852
Third		40,458
Fourth		40,329
Year		40,645
Average daily census(c):
Quarter:
First	22,897	22,842
Second	21,185	21,124
Third		20,363
Fourth		20,347
Year		21,160
Admissions(d):
Quarter:
First	407,300	412,000
Second	391,400	388,500
Third		380,800
Fourth		382,800
Year		1,564,100
Equivalent admissions(e):
Quarter:
First	594,700	597,800
Second	584,200	576,500
Third		567,000
Fourth		570,400
Year		2,311,700
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second	4.9	4.9
Third		4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2002	2001

NON-CONSOLIDATING(g)
Number of hospitals in operation at:
March 31	6	9
June 30	6	9
September 30		7
December 31		6
Number of freestanding outpatient surgical centers in operation at:
March 31	3	3
June 30	5	3
September 30		3
December 31		3
Licensed hospital beds at:
March 31	2,063	2,698
June 30	2,063	2,699
September 30		2,406
December 31		2,063

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

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

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that are not covered by the Civil Agreement and remain outstanding include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $95 million, as provided by the Plea Agreement, during the first quarter of 2001 and paid $745 million (plus $60 million of accrued interest), as provided by the Civil Agreement, during the third quarter of 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims, Note 3 — Understanding Regarding Claims for Medicare Reimbursement and Note 9 — Contingencies in the notes to condensed consolidated financial statements.

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

     1. Cost Report Cases

      In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/ HCA, et al., Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1993, and is a qui tam action alleging various violations of the False Claims Act concerning the Company’s claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain “cost report reserves” in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims. Discovery regarding all claims began in August 2001, and is ongoing. On January 28, 2002, the Company filed a motion for protective order regarding depositions of its current and former employees. The filing of the motion had the effect of staying such depositions pending a ruling. The motion related to the then ongoing criminal investigation of individuals in the Middle District of Florida and on July 15, 2002, the Department of Justice announced that the criminal investigations had been closed. Accordingly, the Company anticipates that depositions will begin to occur in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Schilling v. Columbia/ HCA, which the Company has opposed.

      In December 1998, the U.S. District for the Middle District of Florida unsealed United States ex rel. Schilling v. Columbia/ HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and on March 15, 2001 the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, the amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve the non-intervened claims. Discovery regarding all claims began in August 2001, and is currently ongoing. On January 28, 2002, the Company filed a motion for protective order regarding depositions of its current and former employees. The filing of the motion has had the effect of staying such depositions pending a ruling. The motion related to the then ongoing criminal investigation of individuals in the Middle District of Florida and on July 15, 2002, the Department of Justice announced that the criminal investigations had been closed. Accordingly, the Company anticipates that depositions will begin to occur in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Alderson v. Columbia/ HCA, which the Company has opposed.

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

2. Physician Referral Cases

      The matter of United States ex rel. James Thompson v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995 which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court’s rulings. Defendants filed a Second Amended Motion to Dismiss which was denied on August 18, 1998. On August 21, 1998, relator filed a third amended complaint. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. King v. Columbia/ HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/ HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

      In 1996, the case United States ex rel. King v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud charges. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. Relator has withdrawn the non-intervened counts. This matter has been consolidated with United States ex rel. Thompson v. Columbia/ HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/ HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

      On September 2, 1997, the case United States ex rel. Ann Mroz v. Columbia/ HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that an HCA hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. The government intervened in this case, and on March 15,

2001 served its complaint on the Company. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. Thompson v. Columbia/ HCA Healthcare Corp., et al. and United States ex rel. King v. Columbia/ HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is currently ongoing.

3. Curative Health Services Cases

      In June of 1998, the case United States of America ex rel. Joseph “Mickey” Parslow v. Columbia/ HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. The Relator’s complaint was unsealed by the court on April 9, 1999. The government has intervened in this lawsuit and served its own complaint on the Company. Relator subsequently dismissed from his complaint all causes of action not alleged in the government’s complaint. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated (“Curative”) for the management of certain wound care centers. The complaint further alleges that the claims for reimbursement of management fees paid to Curative violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. Discovery is ongoing.

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

      In 1998, the case United States ex rel. Barrett and Goodwin v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. The United States has not intervened in this case. The relators served the complaint, and the Company filed a motion to dismiss, which is currently pending. Discovery is stayed pending a ruling on the motion to dismiss.

      In 1999, the case United States ex rel. Hampton v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The United States did not intervene in this case. The relator served the complaint, which the court dismissed on July 6, 2001. The relator filed a notice of appeal in August 2001. The appeal has been fully briefed and argument has been scheduled for November 2002.

      In 1997, the case United States ex rel. Hockett, Thompson & Staley v. Columbia/ HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports such as including improper inflation of cost basis, costs relating to unnecessary care to patients, and falsification of records. The United States has not intervened in this case. The Company has been served with the complaint, which it answered. Discovery is stayed pending a ruling on another defendant’s motion to dismiss.

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

      On July 28, 2000, the District Court entered an order granting the defendants’ motions to dismiss in Morse. The District Court’s order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs’ motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal was heard before the Sixth Circuit Court of Appeals on April 23, 2002. The Sixth Circuit reversed and remanded the case to district court.

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

      Two purported derivative actions entitled Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, have been filed in the Court of Chancery of the State of Delaware in and for New Castle County. In addition, a purported derivative action entitled Williams v. Averhoff, (Civil Action No. 15055-NC) was filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County, but has not been served on any defendants. The actions were brought on behalf of the Company by certain purported shareholders of the Company against certain of the Company’s current and former officers and directors. The suits seek damages, attorneys’ fees and costs. In the Barron lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid them by the Company, together with proceeds of the sale of the Company’s stock made in breach of their fiduciary duties; (ii) prohibiting the Company from paying any individual defendant any benefits pursuant to the terms of employment, consulting or partnership agreements; and (iii) terminating all improper business relationships between the Company and any individual defendant. On March 30, 1999, the Barron case was dismissed without prejudice. In the Kovalchick and Williams lawsuits, plaintiffs also seek an Order (i) requiring individual defendants to return to the Company all salaries or remunerations paid to them by the Company and all proceeds from the sale of the Company’s stock made in breach of their fiduciary duties; (ii) requiring that an impartial Compliance Committee be appointed to meet regularly; and (iii) requiring that the Company be prohibited from paying any director/defendant any benefits pursuant to terms of employment, consulting or partnership agreements. The parties have stipulated to a temporary stay of the Kovalchick and Williams lawsuits. On January 31, 2002, the plaintiffs in Kovalchick and Williams advised the court that they intended to lift the stay of proceedings in this matter and proceed with discovery. The Company has filed motions opposing plaintiffs’ request to lift the stays.

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

     Patient/ Payer Actions and Other Class Actions

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

      The matter of In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by Order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The plaintiffs seek certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The plaintiffs allege, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The plaintiffs filed a motion for class certification on July 19, 2002. The Company’s response to the motion for class certification is due on August 16, 2002, and a hearing is expected to be scheduled after September 16, 2002. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. A three-judge panel of the Court of Appeals affirmed the district court’s decision on June 10, 2002. The Company moved for reconsideration of the decision on June 24, 2002, and requested rehearing of the matter by the full court. This motion remains pending.

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

      Smallwood, Peggy Sue and her husband, John R. Smallwood (formerly described as Jane Doe and her husband, John Doe), on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center’s (“Summit”) charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff’s case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys’ fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs’ rights to be free from predatory billing and collection practices and an order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit seeking declaratory relief under Rule 23.02(2) of the Tennessee Rules of Civil Procedure on the validity of the price term in the contract. In July 1997, Summit filed a Motion for Summary Judgment asserting that the complaint should be dismissed because Summit had billed the patient in accordance with its standard price list. In March 1998, the court denied the Motion for Summary Judgment. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court’s denial of Summit’s Motion for Summary Judgment and the Tennessee Supreme Court granted review. On May 24, 2001, the Supreme Court ruled that the hospital’s admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Summit filed a motion for entry of judgment, which the court granted in part and denied in part. The court then granted plaintiffs’ motion for leave to amend their complaint. The amended complaint alleges that the collection of money for services and treatment at Summit from class members has resulted in the unjust enrichment of the hospital since the hospital had collected or had claims in excess of the alleged reasonable value of its services. The plaintiffs then filed on February 11, 2002, a motion for class certification as a damages class with notice and opt-out rights under Rule 23.2(3) of the Tennessee Rules of Civil Procedure. Summit opposed the motion in papers filed with the court on April 5, 2002. Discovery on issues of class certification is now in progress and will be followed by an evidentiary hearing in September 2002.

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/ HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company’s hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys’ fees, costs and expenses. In addition, the suit seeks an Order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. Plaintiff filed a Motion for Class Certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a Motion for Summary Judgment that was denied. In January 1998, plaintiff filed a Motion for Leave to File a Second Amended Class Action Complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a Motion for Leave of Court to File a Third Amended Class Action Complaint, and in October 1998 plaintiff filed a Motion for Leave of Court to File a Fourth Amended Class Action Complaint. The proposed third and fourth amended complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients’ lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company’s home health care units or psychiatric hospitals. Both seek an additional order that the Company’s contracts with plaintiffs and all class members are rescinded and that the Company must repay all monies received from plaintiffs and the class members. The court has not ruled on either Motion for Leave to Amend. Discovery is underway in the case. The Company in September 1998 filed another Motion for

Summary Judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

      The matter of Hoop, Kemp, et al. v. Columbia/ HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys’ fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients’ illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Action in this case is stayed by agreement of the parties pending the audit and status conference in the Columbia/ HCA Billing Practices litigation.

      The Company intends to pursue the defense of these class actions vigorously.

      While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company’s liquidity, financial position and results of operations. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 9 — Contingencies in the notes to condensed consolidated financial statements.

     General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the 3rd Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied plaintiff’s request for a preliminary injunction. Cross-motions for summary judgment were filed by both parties and both motions were denied in December 2001. Discovery is ongoing.

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

      In July 2002, the Company became aware of a potential violation of the Company’s code of conduct relating to certain payments made by two United Kingdom (U.K.) affiliated hospitals to a referring physician in an Eastern European country. The Company is investigating the events and has received information that the physician may have governmental responsibilities in his country. The payments in question (which total approximately $20,000) could be subject to potential application of the U.S. Foreign Corrupt Practices Act and other laws. The Company has notified governmental officials in the U.S. and U.K. of the events in question. The Company has suspended certain employees who may be involved in these transactions, pending further investigation.

      The Company is a party to certain proceedings in the United States Tax Courts, the United States Court of Federal Claims and the United States Court of Appeals, Sixth Circuit. For a description of those proceedings, see Note 5 — Income Taxes in the notes to condensed consolidated financial statements.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on May 23, 2002. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Withheld

1.	Election of Directors
	Magdalena H. Averhoff, M.D.	441,565,459	4,152,933
	Jack O. Bovender, Jr.	441,582,578	4,135,814
	J. Michael Cook	441,573,901	4,144,491
	Martin Feldstein	438,942,989	6,775,402
	Thomas F. Frist, Jr., M.D.	438,951,115	6,767,278
	Frederick W. Gluck	409,203,253	36,515,138
	Glenda A. Hatchett	441,539,654	4,178,737
	Charles O. Holliday, Jr.	440,129,322	5,589,069
	T. Michael Long	441,539,764	4,178,627
	John H. McArthur	431,572,176	14,146,215
	Kent C. Nelson	441,578,150	4,140,242
	Carl E. Reichardt	431,695,866	14,022,526
	Frank S. Royal, M.D.	441,494,638	4,223,754
	Harold T. Shapiro	435,286,136	10,432,255

		Votes in Favor	Votes Against	Abstentions

2.	Ratification of Ernst & Young LLP as HCA’s independent auditors	430,922,740	13,145,701	1,648,948

Item 6:     Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

Exhibit 12 — Statement re Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

On April 1, 2002, the Company filed a report on Form 8-K which announced an understanding with the Centers for Medicare and Medicaid Services (“CMS”) to resolve certain Medicare cost report, home office cost statement, and appeal issues between the Company and CMS.

On April 22, 2002, the Company filed a report on Form 8-K which announced its operating results for the first quarter ended March 31, 2002.

On April 30, 2002, the Company filed a report on Form 8-K which announced the issuance of $500 million of 6.95% Notes due 2012.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: August 13, 2002