Form 10-Q
period 2002-09-30
HCA INC/TN
filed 2002-11-14
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-d of the Exchange Act).     YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

Class of Common Stock	Outstanding at October 31, 2002

Voting common stock, $.01 par value	492,192,200 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

FORM 10-Q

September 30, 2002

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and nine months ended September 30, 2002 and 2001	3
	Condensed Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	4
	Condensed Consolidated Statements of Cash Flows — for the nine months ended September 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	30

Item 4.	Controls and Procedures	30

Item 5.	Other Information	31

Part II.	Other Information
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	44
Signatures and Certifications		45

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and nine months ended September 30, 2002 and 2001
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months

	2002	2001	2002	2001

Revenues	$4,929	$4,438	$14,705	$13,415

Salaries and benefits	1,999	1,808	5,889	5,412
Supplies	795	712	2,351	2,136
Other operating expenses	859	839	2,491	2,435
Provision for doubtful accounts	411	364	1,150	990
Depreciation and amortization	253	255	752	774
Interest expense	111	137	340	418
Insurance subsidiary (gains) losses on sales of investments	(2)	(15)	2	(54)
Equity in earnings of affiliates	(50)	(40)	(156)	(122)
Settlement with Federal government	—	—	—	2
Gains on sales of facilities	—	(112)	—	(125)
Impairment of investment securities	168	—	168	—
Impairment of long-lived assets	—	17	19	17
Investigation related costs	16	17	46	44

	4,560	3,982	13,052	11,927

Income before minority interests and income taxes	369	456	1,653	1,488
Minority interests in earnings of consolidated entities	34	33	111	92

Income before income taxes	335	423	1,542	1,396
Provision for income taxes	135	167	607	551

Reported net income	200	256	935	845
Goodwill amortization, net of tax	—	17	—	52

Adjusted net income	$200	$273	$935	$897

Basic earnings per share:
Reported net income	$0.39	$0.50	$1.83	$1.60
Goodwill amortization, net of tax	—	0.03	—	0.10

Adjusted net income	$0.39	$0.53	$1.83	$1.70

Diluted earnings per share:
Reported net income	$0.38	$0.48	$1.78	$1.56
Goodwill amortization, net of tax	—	0.03	—	0.10

Adjusted net income	$0.38	$0.51	$1.78	$1.66

Cash dividends	$0.02	$0.02	$0.06	$0.06

Shares used in earnings per share calculations (in thousands):
Basic	513,986	513,873	511,881	528,856
Diluted	527,260	529,491	525,659	543,274

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$138	$85
Accounts receivable, less allowance for doubtful accounts of $1,975 and $1,812	2,685	2,420
Inventories	438	423
Income taxes receivable	34	93
Other	1,214	1,120

	4,509	4,141
Property and equipment, at cost	16,456	15,222
Accumulated depreciation	(6,930)	(6,303)

	9,526	8,919
Investments of insurance subsidiary	1,384	1,453
Investments in and advances to affiliates	667	680
Goodwill	2,001	1,984
Deferred loan costs	69	67
Other	371	486

	$18,527	$17,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$742	$755
Accrued salaries	423	386
Other accrued expenses	1,042	986
Government settlement accrual	250	250
Long-term debt due within one year	427	807

	2,884	3,184
Long-term debt	6,933	6,553
Professional liability risks, deferred taxes and other liabilities	2,375	2,268
Minority interests in equity of consolidated entities	598	563
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	400
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 512,526,400 shares in 2002 and 509,297,200 shares in 2001	5	5
Capital in excess of par value	37	—
Other	6	7
Accumulated other comprehensive income	51	18
Retained earnings	5,638	4,732

	5,737	4,762

	$18,527	$17,730

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
Unaudited
(Dollars in millions)

	2002	2001

Cash flows from operating activities:
Net income	$935	$845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,150	990
Depreciation and amortization	752	774
Income taxes	46	336
Gains on sales of facilities	—	(125)
Impairment of investment securities	168	—
Impairment of long-lived assets	19	17
Changes in operating assets and liabilities	(1,195)	(1,165)
Payment to Federal government	—	(840)
Other	89	(11)

Net cash provided by operating activities	1,964	821

Cash flows from investing activities:
Purchase of property and equipment	(1,240)	(962)
Acquisition of hospitals and other health care entities	(118)	(94)
Investment in and advances to affiliates	—	(24)
Disposition of property and equipment	77	443
Change in investments	(65)	(124)
Other	(21)	(17)

Net cash used in investing activities	(1,367)	(778)

Cash flows from financing activities:
Issuance of long-term debt	1,005	1,750
Net change in revolving bank credit	(255)	(15)
Repayment of long-term debt	(790)	(1,380)
Issuance of mandatorily redeemable securities of affiliate	—	500
Repurchases of common stock	(682)	(1,256)
Issuances of common stock	221	187
Payment of cash dividends	(30)	(32)
Other	(13)	(37)

Net cash used in financing activities	(544)	(283)

Change in cash and cash equivalents	53	(240)
Cash and cash equivalents at beginning of period	85	314

Cash and cash equivalents at end of period	$138	$74

Interest payments	$308	$420
Income tax payments	$561	$215

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — BASIS OF PRESENTATION

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2002, these affiliates owned and operated 175 hospitals, 74 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate six hospitals and four freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 22 states, England and Switzerland. The terms “HCA” or the “Company” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 3 — Understanding Regarding Claims for Medicare Reimbursement, Note 12 — Contingencies and Part II, Item 1: Legal Proceedings.

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

      The understanding with CMS resulted in HCA recording a pretax charge of $260 million ($165 million after-tax), or $0.32 per basic and $0.30 per diluted share, consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

NOTE 4 — FACILITY SALES

      During the third quarter of 2001, HCA recognized a pretax gain of $79 million ($48 million after-tax) on the sale of a provider of specialty managed care benefit programs. During the first nine months of 2001, HCA also recognized pretax gains of $46 million ($24 million after-tax) on the sales of two consolidating hospitals and two non-consolidating hospitals. Proceeds from each sale were used to repay bank borrowings.

NOTE 5 — IMPAIRMENT OF INVESTMENT SECURITIES

      During the third quarter of 2002, HCA recorded an impairment charge on investment securities of $168 million. The investment securities on which the impairment charge was recorded were primarily equity securities held by HCA’s insurance subsidiary. These investments are classified as “available-for-sale” and they are carried at fair value with changes in unrealized gains and losses generally being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. Due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management deemed the market decline for certain investment securities (predominantly in the technology and communications industries) to be “other-than-temporary” and the related adjustment to fair value for these investment securities was recognized in the income statement. The

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 —	IMPAIRMENT OF INVESTMENT SECURITIES (continued)

declines in fair value are not expected to present a liquidity concern as claim payments during the next twelve months are expected to approximate $250 million, and sufficient assets are available to pay the expected claims (See Note 9 — Investments of Insurance Subsidiary, for a summary of HCA’s insurance subsidiary investment securities). The impairment charge affected the “investments of insurance subsidiary” asset category and the “corporate and other” operating segment.

NOTE 6 — IMPAIRMENT OF LONG-LIVED ASSETS

      During the second quarter of 2002, management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components, resulting in a non-cash, pretax charge of $19 million. HCA reduced the carrying value for certain capitalized costs associated with the information system components that have been delayed. The decision to delay these activities is not expected to have a significant impact on HCA’s operations or cash flows for future periods. The impairment charge affected the “property and equipment” asset category, and the “corporate and other” operating segment.

      During the third quarter of 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million. This joint venture’s impact on HCA’s operations was not significant. The impairment charge affected the “investments in and advances to affiliates” asset category and the “corporate and other” operating segment.

NOTE 7 —	INCOME TAXES

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA — Hospital Corporation of America, Inc.’s (“Predecessor HCA”) 1987, 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units by HCA in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $326 million in income taxes and interest through September 30, 2002.

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	INCOME TAXES (continued)

reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that the final resolution of these disputes will not have a material adverse effect on the results of operations or financial position of HCA.

NOTE 8 —	EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method.

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2002 and 2001 (dollars in millions, except per share amounts and shares in thousands):

	Quarter		Nine Months

	2002	2001	2002	2001

Reported net income	$200	$256	$935	$845
Goodwill amortization, net of tax	—	17	—	52

Adjusted net income	$200	$273	$935	$897

Weighted average common shares outstanding	513,986	513,873	511,881	528,856
Effect of dilutive securities:
Stock options	11,664	13,964	12,247	12,815
Other	1,610	1,654	1,531	1,603

Shares used for diluted earnings per share	527,260	529,491	525,659	543,274

Basic earnings per share:
Reported net income	$0.39	$0.50	$1.83	$1.60
Goodwill amortization, net of tax	—	0.03	—	0.10

Adjusted net income	$0.39	$0.53	$1.83	$1.70

Diluted earnings per share:
Reported net income	$0.38	$0.48	$1.78	$1.56
Goodwill amortization, net of tax	—	0.03	—	0.10

Adjusted net income	$0.38	$0.51	$1.78	$1.66

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 9 —	INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at September 30, 2002 follows (dollars in millions):

	September 30, 2002

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$4	$1	$—	$5
States and municipalities	864	71	—	935
Mortgage-backed securities	79	3	(1)	81
Corporate and other	72	3	(1)	74
Money market funds	63	—	—	63
Redeemable preferred stocks	4	—	—	4

	1,086	78	(2)	1,162

Equity securities:
Perpetual preferred stocks	7	—	—	7
Common stocks	498	31	(64)	465

	505	31	(64)	472

	$1,591	$109	$(66)	1,634

Amounts classified as current assets				(250)

Investments carrying value				$1,384

      The fair value of investment securities is generally based on quoted market prices. At September 30, 2002 all of the investments of HCA’s insurance subsidiary were classified as “available-for-sale.” The aggregate common stock investment is comprised of 409 equity positions at September 30, 2002, with 122 positions reflecting unrealized gains and 287 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $5 million). None of the equity positions with unrealized losses at September 30, 2002 represent situations where there is either a 50% decline from unamortized cost or a decline of 20% or more from cost for a period of over 12 months.

NOTE 10 —	LONG-TERM DEBT

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used to repay the amounts outstanding under the Company’s bank credit facility and for general corporate purposes.

      In May 2002, HCA filed a shelf registration statement and prospectus with the SEC related to $1.5 billion in debt securities.

      In September 2002, HCA issued $500 million of 6.30% notes due October 1, 2012. Proceeds from the notes were used to repay amounts outstanding under the Company’s bank credit facility.

NOTE 11 — STOCK REPURCHASE PROGRAMS

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During the third quarter of 2002, HCA made open market purchases of 6.2 million shares for $282 million.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — STOCK REPURCHASE PROGRAMS (continued)

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During the fourth quarter of 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

      In April 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $500 million ($400 million at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate was reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities”.

      In March 2000, HCA announced an authorization to repurchase up to $1 billion of its common stock. During 2000, HCA settled forward purchase contracts associated with the March 2000 authorization representing 11.7 million shares at a cost of $300 million. During 2001, HCA settled the remaining forward purchase contracts representing 19.6 million shares at a cost of $677 million (1.9 million shares at a cost of $66 million during the first quarter, 12.1 million shares at a cost of $405 million during the second quarter and 5.6 million shares at a cost of $206 million during the third quarter), purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options.

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

NOTE 12 — CONTINGENCIES

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 12 — CONTINGENCIES (continued)

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

NOTE 13 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2002 and 2001 are as follows (in millions):

	Quarter		Nine Months

	2002	2001	2002	2001

Net income	$200	$256	$935	$845
Unrealized gains (losses) on securities	53	(62)	13	(69)
Foreign currency translation adjustments	2	6	20	(2)

Comprehensive income	$255	$200	$968	$774

      The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

	September 30,	December 31,
	2002	2001

Net unrealized gains on securities	$32	$19
Foreign currency translation adjustments	19	(1)

Accumulated other comprehensive income	$51	$18

NOTE 14 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended September 30, 2002 and 2001, 27% of the Company’s revenues related to patients participating in the Medicare program. During the nine month periods ended September 30, 2002 and 2001, respectively, 28% and 29% of the Company’s revenues related to patients participating in the Medicare program.

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

      HCA’s senior management reviews geographic distributions of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization, assets and goodwill. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of investment securities, impairment of long-lived assets, investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of certain facilities to the National Group and to Corporate and other, of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization, assets and goodwill, are summarized in the following table (dollars in millions):

	Quarter Ended		Quarter Ended		Quarter Ended		Nine Months Ended
	March 31,		June 30,		September 30,		September 30,

	2002	2001	2002	2001	2002	2001	2002	2001

Revenues:
Eastern Group	$2,486	$2,208	$2,440	$2,177	$2,455	$2,152	$7,381	$6,537
Western Group	2,258	2,055	2,331	2,078	2,340	2,108	6,929	6,241
Corporate and other(a)	121	158	130	146	134	131	385	435
National Group	8	80	2	75	—	47	10	202

	$4,873	$4,501	$4,903	$4,476	$4,929	$4,438	$14,705	$13,415

Equity in earnings of affiliates:
Eastern Group	$(3)	$(3)	$(2)	$(5)	$(1)	$(6)	$(6)	$(14)
Western Group	(49)	(41)	(50)	(40)	(49)	(36)	(148)	(117)
Corporate and other(a)	1	(2)	(3)	9	—	2	(2)	9
National Group	—	—	—	—	—	—	—	—

	$(51)	$(46)	$(55)	$(36)	$(50)	$(40)	$(156)	$(122)

EBITDA:
Eastern Group	$580	$549	$541	$498	$492	$401	$1,613	$1,448
Western Group	523	436	537	440	484	393	1,544	1,269
Corporate and other(a)	(55)	(6)	(52)	(61)	(59)	(54)	(166)	(121)
National Group	(5)	(7)	(8)	(1)	—	30	(13)	22

	$1,043	$972	$1,018	$876	$917	$770	$2,978	$2,618

Depreciation and amortization:
Eastern Group	$107	$108	$109	$112	$110	$108	$326	$328
Western Group	106	108	111	108	107	108	324	324
Corporate and other(a)	30	36	33	38	37	35	100	109
National Group	1	5	2	4	(1)	4	2	13

	$244	$257	$255	$262	$253	$255	$752	$774

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	September 30,	December 31,
	2002	2001

Assets:
Eastern Group	$7,028	$6,623
Western Group	6,964	6,713
Corporate and other(a)	4,448	4,260
National Group	87	134

	$18,527	$17,730

Goodwill:
Eastern Group	$924	$910
Western Group	844	839
Corporate and other(a)	222	210
National Group	11	25

	$2,001	$1,984

(a)	Includes the Company’s eight consolidating hospitals located in England and Switzerland.

NOTE 15 —	BUSINESS COMBINATIONS

      The following is a summary of acquisitions consummated during the nine months ended September 30, 2002 and 2001 (dollars in millions):

	2002	2001

Number of hospitals	1	1
Number of licensed beds	164	180
Purchase price information:
Hospitals:
Fair value of assets acquired	$28	$69
Liabilities assumed	—	—

Net assets acquired	28	69
Other health care entities acquired	90	25

Net cash paid	$118	$94

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $22 million in 2002 and $51 million in 2001. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

      On January 1, 2002, HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment. The Company completed the transitional impairment tests during the first quarter of 2002, which resulted in no goodwill impairment. The change in the carrying amount of goodwill during the nine months ended September 30, 2002 was due primarily to the completion of the acquisitions of one hospital and other health care entities.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 16 — RECENT PRONOUNCEMENTS

      During April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).

      For most companies, under the provisions of SFAS 145 gains and losses on extinguishments of debt will be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary item treatment will be required for certain extinguishments that comply with the provisions of Accounting Principles Board (“APB”) Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion 30 for such classification should be reclassified to conform to the provisions of SFAS 145. The provisions of SFAS 145 will be applied in fiscal years beginning after May 15, 2002; however, early adoption is encouraged and HCA has elected to adopt SFAS 145 effective January 1, 2002. During the fourth quarter of 2001, HCA recognized an extraordinary charge on extinguishment of debt of $27 million ($17 million, net of tax) that will be reclassified.

      During June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 will be applied for exit or disposal activities initiated after December 31, 2002. If HCA initiates exit or disposal activities after December 31, 2002, SFAS 146 could have a material effect on the timing of the recognition of exit costs in future financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the outcome of the known and unknown litigation and the governmental investigations and litigation involving HCA’s business practices including the ability to negotiate, execute and timely consummate definitive settlement agreements in the government’s remaining civil cases and to obtain court approval thereof, (ii) the ability to consummate the understanding with the Centers for Medicare and Medicaid Services (“CMS”), and the impact on reimbursement, (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers, (vi) changes in Federal, state or local regulations affecting the health care industry, (vii) the possible enactment of Federal or state health care reform, (viii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (ix) liabilities and other claims asserted against HCA and the ability to secure adequate insurance at cost-effective rates, (x) fluctuations in the market value of HCA’s common stock, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in additional charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability, terms and cost of capital to fund the expansion of the Company’s business, (xvi) changes in business strategy or development plans, (xvii) slowness of reimbursement, (xviii) the ability to implement HCA’s shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xix) the outcome of pending and any future tax audits and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) increased reviews of HCA’s cost reports, (xxii) the ability to maintain and increase patient volumes and control the costs of providing services, (xxiii) the ability to negotiate a definitive agreement for the acquisition of Health Midwest and successfully consummate the acquisition and integrate its operations, (xxiv) other risk factors, including those discussed in the Company’s annual report on Form 10-K and other reports filed with the Securities and Exchange Commission (the “SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      HCA remains the subject of a formal order of investigation by the SEC. HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity to occur in these and other jurisdictions in the future.

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 12 — Contingencies in the notes to condensed consolidated financial statements and Part II, Item 1: Legal Proceedings.

Understanding Regarding Claims for Medicare Reimbursement

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The understanding with CMS is subject to approval by the U.S. Department of Justice, which has not yet been obtained, and execution of a definitive written agreement.

      The understanding with CMS does not include resolution of the outstanding civil issues with the U.S. Department of Justice and relators with respect to cost reports and physician relations. See Part II, Item 1: Legal Proceedings.

      The understanding with CMS resulted in HCA recording a pretax charge of $260 million ($165 million after-tax), or $.32 per basic and $0.30 per diluted share, consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

      At September 30, 2002, no liability has been accrued related to the remaining cost report and physician relations issues. The criteria that management must evaluate in determining when a loss contingency shall be accrued are: (1) that it is probable that a liability has been incurred and (2) that the loss can be reasonably estimated. Management has determined that due to the considerable uncertainties that exist regarding the cost report and physician relations issues, the ultimate liability cannot be determined or reasonably estimated at this time. Management recognizes that this determination must be continually reassessed as negotiations develop and new information becomes available. The amounts claimed are substantial and, upon resolution of these contingencies, it is possible that results of operations, financial position and liquidity could be materially, adversely affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy and a commitment to ethics and compliance: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients. HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces its dedication to providing excellent patient care.

•	Focus on strong assets in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selective acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region that should enable these local health care networks to effectively contract with managed care and other payers and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency rooms, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented training programs for middle managers at the hospital level; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market by consolidating hospitals’ back office functions such as billings and collections.

•	Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. HCA’s facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the same period of the prior year of 8.3% and 8.1%, in the third quarters of 2002 and 2001, respectively, and of 8.7% and 6.7% in the first nine months of 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of revenue increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions from HMO business to PPO business and improved reimbursement from the government.

      Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 2002 and 2001 are set forth below.

	Quarter		Nine Months

	2002	2001	2002	2001

Medicare	37.1%	36.5%	38.4%	37.7%
Medicaid	10.9	11.2	10.8	10.7
Managed care and other discounted	42.1	42.0	41.2	41.3
Other	9.9	10.3	9.6	10.3

	100.0%	100.0%	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the quarters and nine months ended September 30, 2002 and 2001 are set forth below:

	Quarter		Nine Months

	2002	2001	2002	2001

Medicare	37.2%	37.8%	38.1%	39.4%
Medicaid	7.5	7.5	7.3	7.0
Managed care and other discounted	43.0	40.0	41.0	39.2
Other	12.3	14.7	13.6	14.4

	100.0%	100.0%	100.0%	100.0%

      HCA has recorded $231 million and $184 million of revenues related to Medicare operating outlier cases for the nine months ended September 30, 2002 and 2001, respectively. These amounts represent 5.6% and 4.8% of Medicare revenues and 1.6% and 1.4% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods. Future Medicare outlier payments may be materially, adversely affected by: (a) changes in Medicare regulations; (b) changes to the methodology utilized by CMS to compute outlier payments; and (c) updates of the cost-to-charges ratios used in the computation of HCA’s outlier payments, upon approval and implementation of the Company’s understanding with CMS.

      Managed care plan provisions that are structured to influence patients to utilize outpatient or alternative delivery services are expected to present ongoing challenges. The challenges presented by payer plan provisions are enhanced by HCA’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2002 and 2001 (dollars in millions, except per share amounts):

	Quarter

	2002		2001

	Amount	Ratio	Amount	Ratio

Revenues	$4,929	100.0	$4,438	100.0

Salaries and benefits	1,999	40.6	1,808	40.7
Supplies	795	16.1	712	16.0
Other operating expenses	859	17.4	839	18.9
Provision for doubtful accounts	411	8.3	364	8.2
Depreciation and amortization	253	5.1	255	5.7
Interest expense	111	2.3	137	3.1
Insurance subsidiary gains on sales of investments	(2)	—	(15)	(0.3)
Equity in earnings of affiliates	(50)	(1.0)	(40)	(0.9)
Gains on sales of facilities	—	—	(112)	(2.5)
Impairment of investment securities	168	3.4	—	—
Impairment of long-lived assets	—	—	17	0.4
Investigation related costs	16	0.3	17	0.4

	4,560	92.5	3,982	89.7

Income before minority interests and income taxes	369	7.5	456	10.3
Minority interests in earnings of consolidated entities	34	0.7	33	0.8

Income before income taxes	335	6.8	423	9.5
Provision for income taxes	135	2.7	167	3.7

Reported net income	200	4.1	256	5.8
Goodwill amortization, net of tax	—	—	17	0.4

Adjusted net income	$200	4.1	$273	6.2

Basic earnings per share	$0.39		$0.53 (d)
Diluted earnings per share	$0.38		$0.51 (d)

% changes from prior year:
Revenues	11.1%		8.4%
Income before income taxes	(21.0)		44.0
Reported net income	(21.7)		47.1
Adjusted net income	(26.6)		39.1
Basic earnings per share	(26.4)		51.4
Diluted earnings per share	(25.5)		45.7
Admissions(a)	3.0		(0.1)
Equivalent admissions(b)	3.2		(0.3)
Revenue per equivalent admission	7.6		8.7
Same facility % changes from prior year(c):
Revenues	12.2		10.8
Admissions(a)	3.4		2.6
Equivalent admissions(b)	3.6		2.5
Revenue per equivalent admission	8.3		8.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary (continued)

	Nine Months

	2002		2001

	Amount	Ratio	Amount	Ratio

Revenues	$14,705	100.0	$13,415	100.0
Salaries and benefits	5,889	40.0	5,412	40.3
Supplies	2,351	16.0	2,136	15.9
Other operating expenses	2,491	17.0	2,435	18.2
Provision for doubtful accounts	1,150	7.8	990	7.4
Depreciation and amortization	752	5.3	774	5.8
Interest expense	340	2.3	418	3.1
Insurance subsidiary (gains) losses on sales of investments	2	—	(54)	(0.4)
Equity in earnings of affiliates	(156)	(1.1)	(122)	(0.9)
Settlement with Federal government	—	—	2	—
Gains on sales of facilities	—	—	(125)	(0.9)
Impairment of insurance subsidiary investments	168	1.1	—	—
Impairment of long-lived assets	19	0.1	17	0.1
Investigation related costs	46	0.3	44	0.3

	13,052	88.8	11,927	88.9

Income before minority interests and income taxes	1,653	11.2	1,488	11.1
Minority interests in earnings of consolidated entities	111	0.7	92	0.7

Income before income taxes	1,542	10.5	1,396	10.4
Provision for income taxes	607	4.1	551	4.1

Reported net income	935	6.4	845	6.3
Goodwill amortization, net of tax	—	—	52	0.4

Adjusted net income	$935	6.4	$897	6.7

Basic earnings per share	$1.83		$1.70 (d)
Diluted earnings per share	$1.78		$1.66 (d)
% changes from prior year:
Revenues	9.6%		7.3%
Income before income taxes	10.5		235.9
Reported net income	10.7		326.2
Adjusted net income	4.2		247.4
Basic earnings per share	7.6		261.7
Diluted earnings per share	7.2		268.9
Admissions(a)	0.8		1.0
Equivalent admissions(b)	1.3		0.4
Revenue per equivalent admission	8.2		7.0
Same facility % changes from prior year(c):
Revenues	11.7		9.4
Admissions(a)	2.2		3.0
Equivalent admissions(b)	2.7		2.6
Revenue per equivalent admission	8.7		6.7

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.
(d)	Earnings per share amounts have been computed using adjusted net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2002 and 2001

      Income before income taxes decreased 21.0% from $423 million for the third quarter of 2001 to $335 million for the third quarter of 2002. The decrease was primarily due to the combined effect of a $168 million impairment charge on investment securities incurred in the third quarter of 2002 and a $112 million gain on the sales of facilities reported during the third quarter of 2001. Excluding the effects of both the $168 million impairment charge in 2002 and the $112 million of gains on sales of facilities in 2001, income before taxes increased 61.1% from $311 million for the third quarter of 2001 to $503 million for the third quarter of 2002.

      Revenues increased 11.1% due to a 3.2% increase in equivalent admissions and an increase of 7.6% in revenue per equivalent admission over the third quarter of 2001. The revenue per equivalent admission increase was primarily the result of continued efforts in renegotiating and renewing certain managed care contracts on more favorable terms. Admissions increased 3.0% on a reported basis and increased 3.4% on a same facility basis. Same facility emergency room visits and surgery cases increased 5.4% and 3.3%, respectively, during the third quarter of 2002 compared to the third quarter of 2001.

      Salaries and benefits decreased, as a percentage of revenues, to 40.6% during the third quarter of 2002 from 40.7% during the third quarter of 2001. Salaries and benefits per equivalent admission increased 7.2% during the third quarter of 2002, while revenues per equivalent admission increased 7.6% compared to the third quarter of 2001.

      Supply costs increased as a percentage of revenues from 16.0% during the third quarter of 2001 to 16.1% during the third quarter of 2002. Supplies per equivalent admission increased 8.2% during the third quarter of 2002.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 17.4% in the third quarter of 2002 from 18.9% in the third quarter of 2001. The decrease was primarily due to a reduction in contract services costs that were incurred during 2001 related to the preliminary project stage activities being performed to develop the Company’s shared services initiatives.

      Provision for doubtful accounts, as a percentage of revenues, increased to 8.3% in 2002 from 8.2% in 2001. The effect of rate increases on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, measured as a percentage of net revenue. The revenues associated with these patients are generally recorded at gross charges which are typically higher than what government programs and managed care plans pay, and the majority of bad debts are attributed to this payer class.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.1% in the third quarter of 2002 from 5.7% in the third quarter of 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. During the third quarter of 2001, $18 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $111 million for the third quarter of 2002 from $137 million for the third quarter of 2001. Interest expense on HCA’s variable rate bank debt decreased due to a general decline in interest rates, and an improvement in HCA’s credit rating.

      Insurance subsidiary gains on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In the third quarter of 2001, HCA had net gains of $15 million compared to $2 million in the third quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2002 and 2001 (continued)

      Equity in earnings of affiliates, as a percentage of revenues, increased to 1.0% in 2002 compared to 0.9% in 2001. The equity in earnings of affiliates includes operations of HCA’s joint ventures that are accounted for using the equity method of accounting.

      During the third quarter of 2001, HCA recognized a pretax gain of $112 million ($68 million after-tax) on the sale of one consolidating hospital, two non-consolidating hospitals and a provider of specialty managed care benefit programs. Proceeds from the sales were used to repay bank borrowings.

      During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded an impairment charge on investment securities of $168 million. During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value for a non-cash, pretax charge of $17 million.

      During the third quarters of 2002 and 2001, HCA incurred $16 million and $17 million, respectively, of investigation related costs. In 2002, these costs included $15 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $1 million of other costs. In 2001, these costs included $15 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $2 million of other costs.

      Minority interests remained relatively flat as a percentage of revenues at 0.7% in the third quarter of 2002 compared to 0.8% in 2001.

Nine Months Ended September 30, 2002 and 2001

      Income before income taxes increased 10.5% from $1.4 billion for the nine months ended September 30, 2001 to $1.5 billion for the same period of 2002. The increase in pretax income was primarily due to achieving a 9.6% increase in revenues while being able to attain a 120 basis point reduction in other operating expenses as a percentage of revenues.

      Revenues increased 9.6% to $14.7 billion for the first nine months of 2002 compared to $13.4 billion for 2001. The increase was primarily due to an 8.2% increase in revenue per equivalent admission. Admissions increased 0.8% from 2001, and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 1.3%. On a same facility basis, revenues increased 11.7%, admissions increased 2.2% and equivalent admissions increased 2.7%. Revenue per equivalent admission on a same facility basis increased 8.7%.

      Salaries and benefits, as a percentage of revenues, decreased to 40.0% in 2002 from 40.3% in 2001. Salaries and benefits per equivalent admission increased 7.4% over 2001.

      Supply costs increased as a percentage of revenues from 15.9% during the nine months ended September 30, 2001 to 16.0% for the nine months ended 2002. Supplies per equivalent admission increased 8.6%.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 17.0% in 2002 from 18.2% in 2001. The decrease was primarily due to a reduction in contract services costs that were incurred during 2001 related to the preliminary project stage activities being performed to develop the Company’s shared services initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2002 and 2001 (continued)

      Provision for doubtful accounts, as a percentage of revenues, increased to 7.8% in 2002 from 7.4% in 2001. The effect of rate increases on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, measured as a percentage of net revenue. The revenues associated with these patients are generally recorded at gross charges which are typically higher than what government programs and managed care plans pay, and the majority of bad debts are attributed to this payer class.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.3% in the first nine months of 2002 from 5.8% in the first nine months of 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. During the first nine months of 2001, $57 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $340 million for the first nine months of 2002 from $418 million for the first nine months of 2001. Interest expense on HCA’s variable rate bank debt decreased due to a general decline in interest rates, and an improvement in HCA’s credit rating.

      Insurance subsidiary gains and losses on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In the first nine months of 2001, HCA had net gains of $54 million compared to net losses of $2 million for the same period of 2002.

      Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 1.1% in 2002 compared to 0.9% in 2001.

      During the first nine months of 2001, HCA recognized a pretax gain of $125 million ($72 million after-tax) on the sale of two consolidating hospitals, two non-consolidating hospitals and a provider of specialty managed care benefit programs. Proceeds from these sales were used to repay bank borrowings.

      During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded an impairment charge on investment securities of $168 million. During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, for a non-cash, pretax charge of $17 million.

      Minority interests remained unchanged as a percentage of revenues at 0.7% during the nine months ended September 30, 2002 and September 30, 2001.

      During the first nine months of 2002 and 2001, HCA incurred $46 million and $44 million, respectively, of investigation related costs. In 2002, these costs included $44 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $2 million of other costs. In 2001, these costs included $35 million of professional fees (legal and accounting) related to the governmental investigations and litigation and $9 million of other costs.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $2.0 billion in 2002 compared to $821 million in 2001. The increase in cash provided by operating activities during 2002 was primarily due to a $840 million settlement payment to the Federal government during 2001 and an increase in net income during 2002. Working capital totaled $1.6 billion at September 30, 2002 and $957 million at December 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Liquidity and Capital Resources (continued)

      Cash used in investing activities was $1.4 billion in 2002 compared to $778 million in 2001. Excluding acquisitions, capital expenditures were $1.2 billion in 2002 and $962 million in 2001. Annual planned capital expenditures are projected to approximate $1.7 billion in 2002 and $1.8 billion in 2003. A significant portion of the Company’s total capital spending in a particular period is subject to the timing of major construction projects. At September 30, 2002, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.7 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Available sources of capital include amounts available under HCA’s credit agreement (approximately $1.3 billion as of October 31, 2002) and anticipated access to public and private debt markets. Management believes that its capital expenditure program is adequate to expand, improve and equip its existing health care facilities.

      During the third quarter of 2002, HCA announced that the Board of Directors of Health Midwest of Kansas City, Missouri voted to conduct exclusive negotiations and enter into an agreement in principle for HCA to acquire the 14-hospital Health Midwest system for $1.125 billion. HCA will also commit to make $450 million in capital expenditures in the Kansas City market during the next five years. The Company expects to finance this acquisition with public and bank debt.

      During 1998, the Internal Revenue Service (“IRS”) issued guidance regarding certain tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities that participate in such joint ventures or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’ proposed revocation of the not-for-profit entity’s tax-exempt status. In the event that the not-for-profit entity’s tax-exempt status is upheld, the IRS has proposed to treat the not-for-profit entity’s share of joint venture income as unrelated business taxable income. In June 2002, the Federal District Court ruled in favor of the not-for-profit entity. In September 2002, the IRS filed a notice of appeal with respect to the Federal District Court’s decision. HCA is not a party to this lawsuit. The tax ruling or any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could limit joint venture development with not-for-profit hospitals and require the restructuring of certain existing joint ventures with not-for-profits.

      Investments of the Company’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.6 billion and $1.7 billion at September 30, 2002 and December 31, 2001, respectively. Claim payments during the next twelve months are expected to approximate $250 million. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $236 million at September 30, 2002 and $313 million at December 31, 2001, are included in other assets.

      Cash flows used in financing activities totaled $544 million during 2002 and $283 million during 2001. The cash flows provided by operating activities were primarily used to fund the capital expenditures and to repurchase HCA common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Liquidity and Capital Resources (continued)

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During the third quarter of 2002, HCA made open market purchases of 6.2 million shares for $282 million. The repurchase is intended to offset the dilutive effect of employee stock compensation programs.

      During the second quarter of 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $500 million ($400 million at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million HCA shares in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock.

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

      In May 2002, HCA filed a shelf registration statement and prospectus with the SEC related to up to $1.5 billion in debt securities.

      In September 2002, HCA issued $500 million of 6.30% notes due October 1, 2012. Proceeds from the notes were issued to repay amounts outstanding under the Credit Facility.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.162 billion and $472 million, respectively, at September 30, 2002. These investments are classified as “available for sale” and are carried at fair value with changes in unrealized gains and losses generally being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered “other-than-temporary”. HCA recorded an impairment charge on investment securities of $168 million. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary”. The length of time and extent to which the fair value of the investment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Market Risk (continued)

is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At September 30, 2002, HCA had a net unrealized gain of $43 million on the insurance subsidiary’s investment securities.

      HCA is also exposed to market risk related to changes in interest rates, and HCA periodically enters into interest rate swap agreements to manage its exposure to these fluctuations. HCA’s interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis, semiannually. These derivatives and the related hedged debt amounts have been recorded in the financial statements at their respective fair values.

      With respect to HCA’s interest-bearing liabilities, approximately $2.0 billion of long-term debt at September 30, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.4 billion at September 30, 2002 is subject to fixed rates of interest. Both the general level of interest rates and, for the 2001 Credit Agreement, the credit ratings affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and floating rate notes on which interest is payable at LIBOR plus 1.9% to 2.4%. Due to decreases in LIBOR and improvement in the Company’s credit rating, the average rate for the Credit Facility decreased from 4.5% for the quarter ended September 30, 2001 to 2.5% for the quarter ended September 30, 2002, and the average rate for the Company’s term loans decreased from 4.6% for the quarter ended September 30, 2001 to 2.8% for the quarter ended September 30, 2002. The estimated fair value of HCA’s total long-term debt was $7.6 billion at September 30, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $20 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting income taxes and related interest proposed by the IRS for prior years aggregating approximately $326 million as of September 30, 2002. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 7 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2002	2001

CONSOLIDATING
Number of hospitals in operation at:
March 31	175	185
June 30	175	185
September 30	175	182
December 31		178
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30	75	75
September 30	74	75
December 31		76
Licensed hospital beds at(a):
March 31	40,054	40,895
June 30	39,930	41,032
September 30	40,056	40,450
December 31		40,112
Weighted average licensed beds(b):
Quarter:
First	40,079	40,950
Second	39,844	40,852
Third	39,998	40,458
Fourth		40,329
Year		40,645
Average daily census(c):
Quarter:
First	22,897	22,842
Second	21,185	21,124
Third	20,883	20,363
Fourth		20,347
Year		21,160
Admissions(d):
Quarter:
First	407,300	412,000
Second	391,400	388,500
Third	392,400	380,800
Fourth		382,800
Year		1,564,100
Equivalent admissions(e):
Quarter:
First	594,700	597,800
Second	584,200	576,500
Third	585,200	567,000
Fourth		570,400
Year		2,311,700
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second	4.9	4.9
Third	4.9	4.9
Fourth		4.9
Year		4.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2002	2001

NON-CONSOLIDATING(g)
Number of hospitals in operation at:
March 31	6	9
June 30	6	9
September 30	6	7
December 31		6
Number of freestanding outpatient surgical centers in operation at:
March 31	3	3
June 30	5	3
September 30	4	3
December 31		3
Licensed hospital beds at:
March 31	2,063	2,698
June 30	2,063	2,699
September 30	2,047	2,406
December 31		2,063

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      HCA’s chief executive officer and chief accounting officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief accounting officer have concluded that HCA’s disclosure controls and procedures effectively and timely provide them

Operating Data (continued)

with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

Changes in Internal Controls

      There have not been any significant changes in HCA’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

ITEM 5.     OTHER INFORMATION

      In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services and the related maximum aggregate fees were approved by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s independent auditors, during the period September 1, 2002 through June 30, 2003 principally relating to the following: (i) audits of various subsidiaries for regulatory purposes (including the Company’s approximately 40 Florida-based hospitals) and audits of approximately 15 benefit plans ($2.3 million), (ii) agreed upon procedures relating to reports on internal controls ($250,000), (iii) tax related services ($1.6 million), (iv) issuance of comfort letters and consents relating to Securities and Exchange Commission filings ($100,000), (v) accounting, financial and tax due diligence services in connection with proposed acquisitions ($200,000) and (vi) consultation and assistance with third party payment and regulatory issues and other accounting and regulatory related services ($750,000). The approved fee for the HCA Inc. consolidated audit and related quarterly reviews for 2002 is $3.8 million.

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

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims, Note 3 — Understanding Regarding Claims for Medicare Reimbursement and Note 12 — Contingencies in the notes to condensed consolidated financial statements.

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

1. Cost Report Cases

      In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA, et al., Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1993, and is a qui tam action alleging various violations of the False Claims Act concerning the Company’s claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain “cost report reserves” in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, certain amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve certain non-intervened claims. Discovery regarding all claims began in August 2001, and is ongoing. Depositions commenced in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Schilling v. Columbia/HCA, which the Company has opposed.

      In December 1998, the U.S. District for the Middle District of Florida unsealed United States ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and on March 15, 2001 the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, certain amounts owed to the Company, with interest, for outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve certain non-intervened claims. Discovery regarding all claims began in August 2001, and is ongoing. Depositions commenced in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Alderson v. Columbia/HCA, which the Company has opposed.

      In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. Relator has served a complaint to preserve its non-intervened counts, and the Company filed an answer on June 15, 2001. The Company reached a tentative settlement with the government regarding the intervened count. On June 12, 2002, the Company filed a motion to dismiss all of relator’s claims. The Company and relator have agreed to stay remaining discovery on relator’s claims until resolution of the motion to dismiss.

2. Physician Referral Cases

      The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995, which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court’s rulings. Defendants filed a Second Amended Motion to Dismiss, which was denied on August 18, 1998. On August 21, 1998, relator filed a third amended complaint. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is ongoing.

      In 1996, the case United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud charges. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. Relator has withdrawn the non-intervened counts. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is ongoing.

      On September 2, 1997, the case United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that a Company’s hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. The government intervened in this case, and on March 15, 2001 served its complaint on the Company. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. Thompson v.

Columbia/HCA Healthcare Corp., et al. and United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters, and discovery is ongoing.

3. Curative Health Services Cases

      In June of 1998, the case United States of America ex rel. Joseph “Mickey” Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. The Relator’s complaint was unsealed by the court on April 9, 1999. The government has intervened in this lawsuit and served its own complaint on the Company on March 15, 2001. Relator subsequently dismissed from his complaint all causes of action not alleged in the government’s complaint. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated (“Curative”) for the management of certain wound care centers. The complaint further alleges that the claims for reimbursement of management fees paid to Curative violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. Discovery is ongoing. On October 25, 2001, relator filed a motion to use certain documents that the Company maintains are subject to the attorney-client privilege and/or the attorney work product protection in the prosecution of his case. This issue has been fully briefed by relator and the Company, and the government filed a Statement of Interest on the issue.

      The case United States ex rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The complaint has allegations similar to those in the Parslow case (above). The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain claims relating to the request for reimbursement for non-allowable costs and served its complaint on the Company. The relator dismissed the remaining claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. Discovery is ongoing.

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

      The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. Relator filed a motion for partial summary judgment. The court ordered relator’s motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment. Discovery is ongoing.

      In 1998, the case United States ex rel. Scussel v. Patton Medical. Inc., et al., Civ. Action No. 4:98-CV-145 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the complaint alleges that the Company entered into an improper referral arrangement with a durable medical equipment supplier. The Company was served with the relator’s complaint. The Company filed a motion to dismiss, which is pending. The relator filed an amended complaint that did not include the Company as a defendant, and Therefore, The Company is no longer a party in this matter.

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

      On July 28, 2000, the District Court entered an order granting the defendants’ motions to dismiss in Morse. The District Court’s order dismissed Morse with prejudice. On or about August 10, 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs’ motion to alter or amend was denied in October 2000. On October 18, 2000, plaintiffs filed their Notice of Appeal. That appeal was heard before the Sixth Circuit Court of Appeals on April 23, 2002. The Sixth Circuit reversed and remanded the case to district court. Plaintiffs filed a fourth amended complaint, and defendants have moved to dismiss. That motion has not yet been fully briefed.

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

      The matter of In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a Coordinated Class Action Complaint, which the Company answered on October 13, 1998. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. Defendants have filed an answer to the amended complaint. The plaintiffs’ complaint seeks certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The complaint alleges, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The plaintiffs filed a motion for class certification on July 19, 2002, seeking certification only of the class of employee welfare benefit plans, naming only two of the named plaintiffs (the Carpenters & Millwrights and Tennessee Laborers plans) as class representatives, and focusing their claims on claims for services never rendered. The Company filed its response to the motion for class certification on August 16, 2002, and the court has scheduled a hearing on class certification for December 9, 2002. On August 14, 2002, the United Paperworkers International Union voluntarily withdrew from the case as a named plaintiff, and on September 6, 2002, the Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund also voluntarily withdrew from the case as a named plaintiff. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. A three-judge panel of the Court of Appeals affirmed the district court’s decision on June 10, 2002. The Company moved for reconsideration of the decision on June 24, 2002, and requested rehearing of the matter by the full court. On September 9, 2002, the full Court of Appeals denied the motion and remanded the case to the district court.

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

      The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/ HCA Healthcare Corporation, Case No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims which are similar to those alleged in Boyson. The plaintiff, an employee welfare benefit plan, alleges that the defendant violated the terms of the plan documents by overbilling the plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the plan documents by taking plan assets in payment of such improper bills. The plaintiff further alleges that the defendant intentionally concealed or suppressed the true nature of its patients’ illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys’ fees, interest and costs. This suit has been consolidated by the court with Boyson and the other cases transferred by the MDL Panel to the Middle District of Tennessee. The complaint in Tennessee Laborers was withdrawn and superseded with the filing of the Coordinated Class Action Complaint in the MDL proceeding on September 21, 1998. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of The United Paperworkers International Union, et al. v. Columbia/ HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case (below) and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys’ fees and other litigation costs. In addition, the suit seeks an order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigationand was later formally joined in plaintiffs’ amended complaint. On August 14, 2002, plaintiffs in this matter voluntarily withdrew from the case as a named plaintiff. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

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

Jackson moved to transfer the case to the judge handling the Brown case but the motion to transfer was denied on April 8, 1999. An order dismissing the case for lack of prosecution was entered by the court on June 1, 2000. Plaintiff filed a Showing of Good Cause on June 28, 2000. A hearing was held on July 18, 2000, after which the court entered an order requiring that the action remain pending. There has been no activity in the case since July 2000.

      Smallwood, Peggy Sue and her husband, John R. Smallwood (formerly described as Jane Doe and her husband, John Doe), on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center’s (“Summit”) charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff’s case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys’ fees. In addition, the suit seeks a declaratory judgment recognizing plaintiffs’ rights to be free from predatory billing and collection practices and an order (i) requiring defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit seeking declaratory relief under Rule 23.02(2) of the Tennessee Rules of Civil Procedure on the validity of the price term in the contract. In July 1997, Summit filed a Motion for Summary Judgment asserting that the complaint should be dismissed because Summit had billed the patient in accordance with its standard price list. In March 1998, the court denied the motion for summary judgment. On August 27, 1999, the Court of Appeals issued an opinion affirming the trial court’s denial of Summit’s motion for summary judgment and the Tennessee Supreme Court granted review. On May 24, 2001, the Supreme Court ruled that the hospital’s admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Summit filed a motion for entry of judgment, which the court granted in part and denied in part. The court then granted plaintiffs’ motion for leave to amend their complaint. The amended complaint alleges that the collection of money for services and treatment at Summit from class members has resulted in the unjust enrichment of the hospital since the hospital had collected or had claims in excess of the alleged reasonable value of its services. The plaintiffs then filed on February 11, 2002, a motion for class certification as a damages class with notice and opt-out rights under Rule 23.2(3) of the Tennessee Rules of Civil Procedure. Summit opposed the motion in papers filed with the court on April 5, 2002, and at the evidentiary hearing in September 2002. On October 26, 2002, the court entered an order denying the plaintiff’s motion for class certification, and extending relief to include attorneys fees and costs to plaintiff’s counsel.

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/ HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company’s hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys’ fees, costs and expenses. In addition, the suit seeks an order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. The plaintiff filed a motion for class certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a motion for summary judgment that was denied. In January 1998, plaintiff filed a motion for leave to File a second amended class action complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, plaintiff filed a motion for leave of court to file a third amended class action complaint, and in October 1998 plaintiff filed a motion for leave of court to file a fourth amended class action complaint. The proposed third and fourth amended complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients’ lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company’s home health care units or psychiatric hospitals. Both seek an additional order that the Company’s contracts with the plaintiffs and all class members are rescinded and that the Company must repay all monies received from the plaintiffs and the class members. The court has not ruled on either motion for leave to amend. Discovery is underway in the case. The Company in September 1998 filed another motion for summary judgment contesting the standing of the named plaintiffs to bring the alleged claims. That motion has not been ruled on by the court. Amended motions for summary judgment were filed in January 2000. Those motions have not yet been ruled on by the court.

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

      While it is premature to predict the outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company’s liquidity, financial position and results of operations. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 12 — Contingencies in the notes to condensed consolidated financial statements.

General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the 3rd Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Cross-motions for summary judgment were filed by both parties and both motions were denied in December 2001. Discovery is ongoing.

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

      In July 2002, the Company became aware of a potential violation of the Company’s code of conduct relating to certain payments made by two United Kingdom (U.K.) affiliated hospitals to a referring physician in an Eastern European country. The Company investigated the events and received information that the physician may have governmental responsibilities in his country. The payments in question (which total approximately $20,000) could be subject to potential application of the U.S. Foreign Corrupt Practices Act and other laws. The Company notified governmental officials in the U.S. and U.K. of the events in question. The Company terminated certain employees who may have been involved in these transactions. The Company completed its investigation of the matter.

      The Company is a party to certain proceedings in the United States Tax Courts, the United States Court of Federal Claims and the United States Court of Appeals, Sixth Circuit. For a description of those proceedings, see Note 7 — Income Taxes in the notes to condensed consolidated financial statements.

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

      (a) List of Exhibits:

Exhibit 10 — Aircraft Hourly Rental Agreement, dated September 30, 2002, by and between Tomco II, LLC and HCA Management Services, L.P.

Exhibit 12 — Statement re Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

On July 25, 2002, the Company filed a report on Form 8-K which announced its operating results for the second quarter ended June 30, 2002.

On August 13, 2002, the Company filed a report on Form 8-K which announced that the Company’s principal executive officer and principal financial officer submitted sworn statements pursuant to Securities and Exchange Commission Order No 4-460.

On September 25, 2002, the Company filed a report on Form 8-K which announced the issuance of $500 million of 6.30% Notes due 2012.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: November 13, 2002

CERTIFICATIONS

I, Jack O. Bovender, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HCA Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JACK O. BOVENDER, JR.

Jack O. Bovender, Jr.
Chairman of the Board and Chief Executive Officer

I, R. Milton Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HCA Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller