Form 10-K
period 2002-12-31
HCA INC/TN
filed 2003-03-28
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11239

HCA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) One Park Plaza Nashville, Tennessee (Address of Principal Executive Offices)	75-2497104 (I.R.S. Employer Identification No.) 37203 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 344-9551

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒     No  ☐

      As of February 28, 2003, there were outstanding 490,739,200 shares of the Registrant’s Voting Common Stock and 21,000,000 shares of the Registrant’s Nonvoting Common Stock. As of June 30, 2002 the aggregate market value of the Common Stock held by non-affiliates was approximately $22.4 billion. For purposes of the foregoing calculation only, the Registrant’s directors, executive officers, HCA 401(k) Plan, the EPIC Profit Sharing Plan and the Healthtrust 401(k) Retirement Program have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.     Business

General

      HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2002, the Company operated 179 hospitals, comprised of 166 general, acute care hospitals, six psychiatric hospitals, one rehabilitation hospital and six hospitals included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 78 freestanding surgery centers, four of which are accounted for using the equity method. The Company’s facilities are located in 22 states, England and Switzerland. The terms “Company” and “HCA” as used herein refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner possible. HCA’s general, acute care hospitals provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA’s general, acute care hospitals and through HCA’s freestanding surgery centers, diagnostic centers, and rehabilitation facilities. HCA’s psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

      The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA’s principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number is (615) 344-9551.

Available Information

      HCA files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time-to-time. The public may read and copy any materials HCA files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. HCA is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. HCA’s website address is www.hcahealthcare.com. Please note that HCA’s website address is provided as an inactive textual reference only. HCA makes available free of charge through the Company’s website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Business Strategy

      HCA’s business strategy is to be a comprehensive provider of quality health care services in the most cost-effective manner and consistent with its ethics and compliance program, applicable governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	emphasize a “patients first” philosophy;

•	commitment to ethics and compliance;

•	focus on strong assets and invest capital in select, core communities;

•	develop comprehensive local health care networks with a broad range of health care services;

•	grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions;

•	improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services and information systems initiatives;

•	recruit, develop and maintain relationships with physicians;

•	streamline and decentralize management, consistent with HCA’s local focus; and

•	effectively allocate capital to maximize return on investments.

      HCA, and the health care industry in general, are facing many challenges, including the growing number of uninsured patients, the availability and rising cost of labor, rising employee health benefit costs, and the increasing costs of supplies, pharmaceuticals and new technologies. As a response to some of these challenges, HCA is implementing shared services and other initiatives. These important initiatives include a company-wide shared services program designed to reduce operating costs and provide additional resources for patient care by consolidating hospitals’ back-office functions such as billing and collections and information systems initiatives to standardize and upgrade financial, human resources and patient accounting systems. In addition, HCA is implementing company-wide supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. The Company has also undertaken both company-wide and market-based initiatives to enhance recruitment and retention efforts and has implemented various leadership and career development programs.

Health Care Facilities

      HCA currently owns, manages or operates hospitals, freestanding surgery centers, diagnostic centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers and various other facilities.

      At December 31, 2002, HCA operated 166 general, acute care hospitals with 39,260 licensed beds and an additional five hospitals with 1,925 licensed beds that are operated through joint ventures, which are accounted for using the equity method. Most of HCA’s general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

      Like most hospitals, HCA’s hospitals do not engage in extensive medical research and education programs. However, some of HCA’s hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

      At December 31, 2002, HCA operated six psychiatric hospitals with 608 licensed beds. HCA’s psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

      Outpatient health care facilities operated by HCA include freestanding surgery centers, diagnostic centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of HCA’s strategy to develop comprehensive health care networks in select communities.

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

Sources of Revenue

      Hospital revenues depend upon inpatient occupancy levels and the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate from time-to-time for various reasons, many of which are beyond the Company’s control.

      HCA receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and private insurers, as well as directly from patients. The approximate percentages of patient revenues of the Company’s facilities from such sources were as follows:

	Year Ended December 31,

	2002	2001	2000

Medicare	28%	28%	28%
Medicaid	7%	6%	7%
Managed care and other discounted	44%	42%	40%
Other	21%	24%	25%

Total	100%	100%	100%

      Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. Substantially all of HCA’s hospitals are certified as health care services providers for persons covered under the Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than the hospital’s established gross charges for the services provided.

      HCA’s hospitals generally offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. Blue Cross is a private health care program that funds hospital benefits through independent plans that vary in each state. These discount programs limit HCA’s ability to increase revenues in response to increasing costs. See Item 1: Business — Competition. Patients are generally not responsible for any difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, some Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. In March 2003, HCA announced plans to change its charity care policies, subject to approval by the Centers for Medicare and Medicaid Services (“CMS”), to provide financial relief to more of its charity patients and needs based discounts to uninsured patients who receive non-elective care at its hospitals. The planned changes are expected to adversely affect hospital revenues. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Revenue/Volume Trends.”

Medicare

      Under the Medicare program, HCA receives reimbursement under a prospective payment system (“PPS”) for inpatient and outpatient hospital services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights are based upon a statistically normal distribution of severity. When the cost of treatment for certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. DRG payments do not consider a specific hospital’s cost, but are adjusted for area wage differentials. For cost reporting periods beginning after September 30, 2001, all hospitals, other than those defined as “new,” are reimbursed for inpatient capital costs on a PPS based on DRG weights multiplied by a geographically adjusted Federal rate, unless a hospital qualifies for a special exceptions payment.

      DRG rates are updated and DRG weights are recalibrated each Federal fiscal year. The index used to adjust the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, in Federal fiscal year 2002, the DRG rate increase was market basket of 3.3% minus 0.55% (or 2.75%). In Federal fiscal year 2003, the DRG rate increase is market basket of 3.5% minus 0.55% (or 2.95%). BIPA provides for DRG rate updates in Federal fiscal year 2004 of full market basket.

      Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal years 2001 and 2002, the CMS payments for cost outlier cases exceeded the 5.1% set aside. Outlier payments are made by CMS for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. CMS has increased the outlier cost threshold for Federal fiscal years 2002 and 2003, which will reduce the number of cases that qualify for outlier payments and the amount of payments for qualifying outlier cases. CMS increased the threshold from $17,550 in Federal fiscal year 2001 to $21,025 for 2002 and $33,560 for 2003.

      Presently, in order to calculate whether outlier payments are due, the Medicare fiscal intermediary multiplies the hospital’s billed (or gross) charges on its Medicare claim by its cost-to-charge ratio from the most recently final settled Medicare cost report. The product of that calculation is considered the cost of the claim. An outlier payment is made for 80% of such costs in excess of the total DRG payment for that claim plus the fixed threshold amount ($33,560 for Federal fiscal year 2003). However, when the hospital specific cost-to-charge ratio from the most recently final settled Medicare cost report varies by more than three standard deviations from the range considered reasonable under CMS regulations, the hospital’s estimated costs for the Medicare claim are determined by utilizing the statewide average cost-to-charge ratio.

      In December 2002, CMS issued Program Memoranda to the Medicare fiscal intermediaries, in which CMS expressed concern about unusually high charge increases and out-of-date cost-to-charge ratios. As a result of these concerns, CMS instructed Medicare fiscal intermediaries to perform audits and medical reviews of hospitals that have outlier payments or charge increases above specified criteria.

      On March 5, 2003, CMS published a proposed rule that would modify the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive payments from CMS’ 5.1% set-aside pool. The proposed rule would allow fiscal intermediaries to calculate outlier payments using a provider’s most recent tentative settled cost report, rather than the final settled cost report. In addition, instead of reverting to a statewide cost-to-charge ratio, the rule would require, in most cases, the use of hospital-specific ratios. The proposed rule would authorize CMS, by means of a reconciliation process in the Medicare cost report, to recoup retroactively any past outlier overpayments plus interest or return any underpayments with interest. The proposed rule does not alter the current outlier threshold amount of $33,560, but CMS has indicated plans to review inpatient claims data for the first quarter of Federal fiscal year 2003 to determine whether an adjustment may be warranted.

      HCA recorded $284 million and $240 million of revenues related to Medicare operating outlier cases for 2002 and 2001, respectively. These amounts represent 5.1% and 4.7% of HCA’s Medicare revenues and 1.4% and 1.3% of HCA’s total revenues for 2002 and 2001, respectively. Because the Federal investigations of certain of the Company’s business practices resulted in the curtailment of processing settlements of HCA’s cost reports, the cost-to-charge ratios for HCA’s hospitals have not been updated on a routine basis. As a result, the negative impact of the CMS proposed outlier rule changes will be greater. HCA is unable to predict whether there will be any changes to the provisions of the proposed rule in the finalized rule, when the new rule will become effective or what, if any, updates will be made to the outlier payment provisions for the

Federal fiscal year beginning October 1, 2003. However, if the outlier payment provisions are finalized as currently proposed and the Company does not experience changes in Medicare patient acuity levels, then the Company’s monthly revenue from outlier payments may be reduced by up to $12 million.

      CMS has requested that comments be submitted by April 4, 2003 on the proposed outlier rule changes. The Company is aware that major hospital industry associations, including the American Hospital Association and the Federation of American Hospitals, plan to submit comment letters to CMS requesting significant changes in the proposal that would lessen the financial impact of the final outlier rules. Such hospital industry recommended changes are expected to include implementation of a transition period for hospitals adversely affected by these outlier policy changes and the lowering of the outlier threshold simultaneous with any interim-year rule change. The Company cannot predict if any of the industry’s comments will be effected in the final outlier rule.

Outpatient

      Traditionally, outpatient services provided at general, acute care hospitals were reimbursed by Medicare at the lower of customary charges, a blend of fee schedule amounts and costs that are subject to limits, or actual costs, subject to limits. On August 1, 2000, CMS began reimbursing hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers are reimbursed on a fee schedule.

      All PPS based hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The implementation of updated APC rates for calendar year 2002 was delayed due to the timing of CMS’s issuance of final regulations to correct significant technical errors that impacted all APCs. The updated rates for calendar year 2002 were implemented for services furnished on or after April 1, 2002. Calendar year 2001 APC rates were used for services provided prior to April 1, 2002. Under BIPA, the update, effective April 1, 2002, for 2002 was market basket of 3.3% minus 1% (or 2.3%). The update for 2003 is market basket of 3.5%.

      For calendar year 2002, the Medicare program set aside 2.5% of APC payments to pay for certain approved medical devices, drugs, and biologicals on a pass-through basis. As part of the update process, CMS estimated that pass-through payments for 2002 would be considerably in excess of the 2.5% set aside if payments were continued at the current levels for pass-through medical devices. To correct for this estimated overpayment in calendar year 2002, CMS issued final regulations that made significant changes to pass-through device payments for services furnished on or after April 1, 2002, including a pro-rata reduction of 63.6%. For calendar year 2003, CMS set aside 2.3% of APC payments to pay for certain approved medical devices, drugs, and biologicals on a pass-through basis, and CMS did not make a pro-rata reduction for such pass-through payments.

          Rehabilitation

      PPS for rehabilitation hospitals and rehabilitation units of hospitals was implemented for Medicare cost reporting periods beginning on or after January 1, 2002. Hospitals and units with cost reporting periods beginning prior to October 1, 2002 could elect to be paid under PPS or a blend of PPS and the facility-specific payment rates. Cost reporting periods beginning on or after October 1, 2002 are to be paid under PPS. Under PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For Federal fiscal year 2003, CMS updated the PPS rate for rehabilitation hospitals and units by market basket of 3%. As of December 31, 2002, HCA had two rehabilitation hospitals, one of which is operated through a joint venture, and 51 hospital rehabilitation units.

          Other

      Payments to PPS-exempt hospitals and units (e.g., inpatient psychiatric and rehabilitation for cost reporting periods beginning prior to January 1, 2002) are currently based upon reasonable cost, subject to a cost per discharge target (the TEFRA limits). These limits are updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting period beginning in fiscal year 2002 is a range of 0% to 3.3%, depending on the hospital’s or unit’s costs in relation to its rate-of-increase limit. The update to a hospital’s target amount for its cost reporting period beginning in fiscal year 2003 is market basket of 3.5%. Furthermore, caps have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. Effective for cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units are no longer subject to these caps. The cost per discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category.

      The Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) required CMS to develop and implement budget-neutral PPS systems for both psychiatric and long-term hospitals for cost reporting periods beginning on or after October 1, 2002. CMS has announced plans to implement PPS for psychiatric hospitals during 2004. As of December 31, 2002, HCA had six psychiatric hospitals and 44 hospital psychiatric units.

      CMS implemented PPS for long-term care hospitals effective with cost reporting periods beginning on or after October 1, 2002, with a five-year transition period. Thus, long-term care hospitals will be paid under the full Federal prospective rate for cost reporting periods beginning on or after October 1, 2006. However, during the transition period, a long-term care hospital may elect to be paid based on 100% of the Federal prospective rate. Under PPS, long-term care hospitals will be paid based upon long-term care DRGs. During Federal fiscal year 2003, long-term care PPS will be “budget neutral,” that is, total payments for long-term care hospitals during Federal fiscal year 2003 will be projected to equal payments that would have been paid for operating and capital-related costs of long-term care hospitals had this new payment system not been enacted. HCA had one long-term care hospital as of December 31, 2002.

      Historically, Medicare reimbursed skilled nursing facilities on the basis of actual costs, subject to certain limits. The Balanced Budget Act of 1997 (“BBA-97”) required the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities are paid a per diem rate for virtually all covered services. This payment system was phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. BBRA and BIPA made changes to the skilled nursing facilities payment rates, which impacted the BBA-97 provisions in a manner favorable to HCA. As of December 31, 2002, HCA had 35 skilled nursing units.

     Medicaid

      Medicaid programs are funded jointly by the Federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Federal government and many states are currently considering altering the level of Medicaid funding (including upper payment limits) or program eligibility in a manner that could adversely affect future levels of Medicaid reimbursement received by HCA’s hospitals. As permitted by law, certain states in which HCA operates have adopted broad-based provider taxes to fund their Medicaid programs.

     Annual Cost Reports

      All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. CMS has extended filing due dates for cost reports as a result of problems it has experienced with updating the payment reports used to complete cost reports. CMS recently announced a revised schedule of filing deadlines that range from May 2002 to April 2003. In the meantime, HCA’s hospitals continue to receive interim payments from CMS but these payments are not yet subject to any adjustment based upon actual costs.

      Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HCA under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to HCA under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

      During March 2002, HCA and CMS reached an understanding pursuant to which the Company has agreed to pay CMS $250 million for settlement of all CMS Medicare reimbursement and payment issues regarding all HCA cost report, home office cost statement and appeal issues between HCA and CMS related to cost report periods ended on or before July 31, 2001. HCA recorded an accrual for the $250 million settlement payment in the December 31, 2001 consolidated financial statements. The understanding with CMS is subject to approval by the Department of Justice (“DOJ”), which has not yet been obtained, and execution of a definitive written agreement.

      During December 2002, an understanding was reached by HCA and attorneys for the Civil Division of the DOJ. Upon anticipated court approval, this understanding would result in the dismissal of the various claims the DOJ had brought against the Company related to physician relations, cost reports and wound care issues and would effectively end the DOJ’s investigation of the Company that was first made public in 1997. The DOJ settlement is subject to DOJ’s approval of the CMS understanding. As a result of this understanding, the Company recorded a pretax charge of $603 million ($418 million after-tax) in 2002. See Note 2 — Investigations and Settlement of Certain Government Claims in the notes to consolidated financial statements.

     Managed Care

      Most of HCA’s hospitals offer discounts from established charges to certain large group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. HCA’s admissions attributable to managed care payers decreased from 42% for the year ended December 31, 2000 to 41% for the year ended December 31, 2001, and remained at 41% for the year ended December 31, 2002. HCA generally receives lower payments for similar services from managed care payers than from traditional commercial/indemnity insurers. Managed care contracts are typically negotiated for one to two year terms. While HCA has generally received average price increases of five to eight percent from managed care payers during the previous two years, there can be no assurance that HCA will continue to receive increases in the future.

Hospital Utilization

      HCA believes that the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, HCA believes that the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

      The following table sets forth certain operating statistics for HCA hospitals. Hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

	Years Ended December 31,

	2002	2001	2000	1999	1998

Number of hospitals at end of period(a)	173	178	187	195	281
Number of licensed beds at end of period(b)	39,932	40,112	41,009	42,484	53,693
Weighted average licensed beds(c)	39,985	40,645	41,659	46,291	59,104
Admissions(d)	1,582,800	1,564,100	1,553,500	1,625,400	1,891,800
Equivalent admissions(e)	2,339,400	2,311,700	2,300,800	2,425,100	2,875,600
Average length of stay (days)(f)	5.0	4.9	4.9	4.9	5.0
Average daily census(g)	21,509	21,160	20,952	22,002	25,719
Occupancy rate(h)	54%	52%	50%	48%	44%

(a)	Excludes six facilities in 2002, six facilities in 2001, nine facilities in 2000, 12 facilities in 1999 and 24 facilities in 1998 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of licensed beds, weighted based on periods owned.
(d)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in HCA’s hospitals.

(g)	Represents the average number of patients in HCA’s hospital beds each day.
(h)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Competition

      Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by HCA’s hospitals. Additionally, in the past several years the number of freestanding surgery centers and diagnostic centers (including facilities owned by physicians) in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA’s hospitals operate in an increasingly competitive environment. The rates charged by HCA’s hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than HCA’s hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities that may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to HCA’s hospitals. In addition, in certain localities served by HCA there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of HCA’s hospitals. Increasingly, HCA is facing competition by physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, HCA’s psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

      HCA’s strategies are designed to ensure HCA’s hospitals are competitive. HCA believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged.

      One of the most significant factors to the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, the Company’s hospitals seek to retain physicians of varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. HCA believes that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, HCA strives to maintain quality facilities, equipment, employees and services for physicians and their patients.

      Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from community to community depending on the market strength of such organizations.

      State certificate of need (“CON”) laws, which place limitations on a hospital’s ability to expand hospital services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1: Business — Regulation and Other Factors.

      HCA, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers remain ongoing challenges. These challenges may require changes in HCA’s operations in the future.

      Admissions and average lengths of stay continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. To meet these challenges, HCA intends to expand many of its facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

      Health care facility construction and operation are subject to numerous Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. HCA believes that its health care facilities are properly licensed under applicable state laws. Substantially all of HCA’s general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”). Certain of HCA’s psychiatric hospitals do not participate in these programs. If any facility were to lose its Joint Commission accreditation or otherwise were to lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that HCA’s facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary from time-to-time for HCA to make changes in its facilities, equipment, personnel and services.

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

State Rate Review

      Some states where HCA operates hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected HCA’s results of operations.

Utilization Review

      Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations (formerly known as PROs) to assess the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services (“HHS”) that a provider which is in substantial noncompliance with the appropriate standards be excluded from participating in the Medicare program. Most non-governmental managed care organizations also require utilization review.

Federal Health Care Program Regulations

      Participation in any Federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the Federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act or both.

Anti-kickback Statute

      Among these provisions is a section of the Social Security Act known as the Anti-kickback Statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.

      The Office of Inspector General at the Department of Health and Human Services (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued “Special Fraud Alerts” that do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) certain “gainsharing” arrangements, the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

      As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. Such conduct and business arrangements, however, may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities that enforce these laws will not determine that these financial arrangements violate the Anti-kickback Statute or other applicable laws. This determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs.

Stark Law

      The Social Security Act also includes a provision commonly known as the “Stark Law.” This law effectively prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department.

      On January 4, 2001, CMS issued final regulations, subject to comment, intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The phase one regulations generally became effective January 4, 2002. However, CMS has delayed until July 7, 2003 the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be

“set in advance” for purposes of exceptions to the Stark Law. The Company cannot predict the final form that these regulations will take or the effect that the final regulations will have on its operations.

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

HIPAA and BBA-97

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by BBA-97, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program.

Other Fraud and Abuse Provisions

      The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, as well as accurately preparing cost reports, must be performed to avoid liability.

      Compliance with Medicare regulations and fraud and abuse provisions are areas included in the ongoing government investigation and litigation pertaining to the Company. See Item 3: Legal Proceedings.

The Federal False Claims Act and Similar State Laws

      A factor affecting the health care industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government. Qui tam actions are among the types of lawsuits faced by HCA. See Item 3: Legal Proceedings.

      When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.

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

HIPAA Administrative Simplification and Privacy Requirements

      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. HCA’s facilities filed for the extension before October 16, 2002, and HCA anticipates that HCA’s facilities will be in compliance with the standards by October 16, 2003. HCA believes that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations.

      HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. Compliance with these regulations is required by April 14, 2003. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released final security regulations on February 20, 2003. The security regulations will become mandatory on April 20, 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations, when fully implemented, could impose significant costs on HCA’s facilities in order to comply with these standards.

      Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the Federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any Federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties.

EMTALA

      All of HCA’s hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This Federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

      The government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room but present for treatment to the hospital’s campus generally or to a hospital-based clinic or are transported in a hospital-owned ambulance. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. Moreover, patients are increasingly including EMTALA violation allegations in malpractice lawsuits. The Company believes HCA’s hospitals operate in substantial compliance with EMTALA.

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

Health Care Industry Investigations

      Significant media and public attention has focused in recent years on the hospital industry. While HCA is currently not aware of any material new investigations of the Company, it is possible that governmental entities could initiate investigations or litigation in the future at facilities operated by HCA and that such matters could result in significant penalties as well as adverse publicity. It is also possible that HCA’s executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

      The Company’s substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of its operations. The Company continues to monitor all aspects of its business and has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including the Company’s. The Company is currently the subject of various Federal and state investigations and litigation. See Item 3: Legal Proceedings.

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

      In January 2001, HCA entered into an eight year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA is structured to assure the Federal government of HCA’s overall Federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. The CIA also included testing for outpatient laboratory billing in 2001, which was replaced with skilled nursing facilities billing beginning in 2003. Under the CIA, HCA has an affirmative obligation to report potential violations of applicable Federal heath care laws and regulations and has, pursuant to this obligation, reported a number of potential technical violations of the Stark and EMTALA laws. This obligation could result in greater scrutiny by regulatory authorities. The government waived excluding any of HCA’s operations from participation in the Medicare program for Civil and Administrative Settlement Agreement issues. See Item 3: Legal Proceedings. However, breach of the CIA could subject HCA to substantial monetary penalties and/or exclusion from participation in the Medicare and Medicaid programs.

Conversion Legislation

      Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit HCA’s ability to grow through acquisitions of not-for-profit hospitals.

Revenue Ruling 98-15

      In March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed and may in the future propose to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income. HCA is continuing to review the impact of the tax ruling on its existing joint ventures and the development of future joint ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’s proposed revocation of the not-for-profit entity’s tax-exempt status. In 2002, a Federal court granted the entity’s claim for refund and upheld its tax-exempt status. The IRS has appealed that decision. In the event that the not-for-profit entity’s tax-exempt status was upheld, the IRS had proposed to treat the not-for-profit entity’s share of joint venture income as unrelated business taxable income. HCA is not a party to this lawsuit.

      The tax ruling has limited development of joint ventures and any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could further limit joint venture development with not-for-profit hospitals, and/or require the restructuring of certain existing joint ventures with not-for-profits.

Antitrust Laws

      The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have or may have an adverse effect on competition. Violations of Federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. HCA believes it is in compliance with such Federal and state laws, but there can be no assurance that a review of HCA’s practices by courts or regulatory authorities will not result in a determination that could adversely affect HCA’s operations.

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

Insurance

      As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. The health care industry continues to see a significant increase in malpractice insurance expense due to unfavorable pricing and availability trends in the professional liability markets and an increase in the size and severity of claim settlements. HCA expects this trend to continue unless meaningful tort reform or other legislation is enacted.

      Through a wholly-owned insurance subsidiary, HCA insures a substantial portion of its professional liability risks. HCA’s facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence. Professional liability risks above a $6.8 million retention per occurrence for 2001 and a $10 million retention per occurrence for 2002 were reinsured with unrelated commercial carriers. The insurance subsidiary obtained no reinsurance for 2003 and as a result will be responsible for all professional liability risks. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary. HCA and its insurance subsidiary maintain reserves for professional liability risks that totaled $1.5 billion at December 31, 2002. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for such liability risks.

      HCA maintains its directors and officers, property and other typical coverages with unrelated commercial carriers. The Company continues to see significant price increases in directors and officers liability, property and other coverages.

Employees and Medical Staffs

      At December 31, 2002, HCA had approximately 178,000 employees, including approximately 52,000 part-time employees. HCA is subject to various state and Federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at ten hospitals are represented by various labor unions. HCA considers its employee relations to be satisfactory. HCA’s hospitals are experiencing an increase in union organizational activity, particularly in California. However, the Company does not expect such efforts to materially affect its future operations. HCA’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, HCA has implemented several initiatives to improve retention, recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel. References herein to “employees” refer to employees of affiliates of HCA.

      Licensed physicians who have been accepted to the medical staff of individual hospitals staff HCA’s hospitals. With certain exceptions, physicians generally are not employees of HCA’s hospitals. However, some physicians provide services in HCA’s hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of HCA’s hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria must approve acceptance to the staff. Members of the medical staffs of HCA’s hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Risk Factors

      If any of the events discussed in the following risks were to occur, HCA’s business, financial position, results of operations, cash flows or prospects could be materially adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by HCA may also constrain its business and operations. In either case, the trading price of HCA’s common stock could decline and stockholders could lose all or part of their investment.

HCA Continues To Be The Subject Of Governmental Investigations, Claims And Litigation That Could Result In Sanctions And Judgments.

      HCA continues to be the subject of governmental investigations and litigation relating to its business practices. Additionally, HCA is a defendant in several qui tam actions brought by private parties (“relators”) on behalf of the United States of America.

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a CIA with the OIG of the Department of Health and Human Services which requires HCA to report to the OIG potential violations of law applicable to Federal health care programs.

      In March 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding is subject to approval by the DOJ, which has not yet been obtained, and execution of a definitive written agreement.

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the DOJ to recommend an agreement whereby the United States would dismiss the various claims it had brought in the physician relations, cost reports and wound care cases (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The DOJ settlement is subject to DOJ’s approval of the CMS Understanding. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve any such claims. In addition, the Company will be obligated by law to pay reasonable legal fees of the relators’ attorneys.

      The CMS Understanding and the DOJ Understanding are both subject to approval and the execution of definitive agreements and there are several qui tam cases in which the government has not intervened that are not covered by the DOJ Understanding. Management recognizes that the amounts that have been accrued must continue to be reassessed as the approval processes and execution of definitive agreements activities continue and new information becomes available. The amounts claimed and the amounts the Company has accrued are substantial and the ultimate resolution of these contingencies could require adjustments to the amounts recorded or additional liability accruals that could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

      HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission. HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity may occur in the ongoing investigations and litigation as well as other proceedings that may be initiated.

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the notes to consolidated financial statements.

If HCA Fails To Comply With Extensive Laws And Government Regulations, It Could Suffer Penalties Or Be Required To Make Significant Changes To Its Operations.

      The health care industry is required to comply with extensive and complex laws and regulations at the Federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.

      Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that HCA may have with physicians and other referral sources. HCA has a variety of financial relationships with physicians who refer patients to its hospitals, including employment contracts, leases and professional service agreements. HCA also provides financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by its hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. A number of HCA’s current financial relationships with physicians and other referral sources do not qualify for safe harbor protection under the Anti-kickback Statute. While the Company endeavors to comply with the applicable safe harbors, certain of the Company’s current arrangements, including joint ventures, do not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. HCA cannot assure that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.

      HCA’s financial relationships with physicians and their immediate family members must comply with the Stark Law by meeting an exception. HCA attempts to structure its relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions, some of which are still under review, are detailed and complex, and HCA cannot assure that every relationship complies fully with the Stark Law.

      If HCA fails to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, it could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of its licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other Federal and state health care programs. See Item 1: Business — Regulation and Other Factors.

      Because many of these laws and regulations are relatively new, HCA does not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject HCA’s current or past practices to allegations of impropriety or illegality or could require HCA to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that HCA has violated these laws, or the public announcement that it is being investigated for possible violations of these laws, could have a material adverse effect on its business, financial condition, results of operations or prospects and HCA’s business reputation could suffer significantly. In addition, HCA is unable to predict whether other legislation or regulations at the Federal or state level will be adopted, what form such legislation or regulations may take or their impact.

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

HCA’s Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

      The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by HCA’s hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA’s hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with HCA’s hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, HCA is facing competition by physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If HCA’s competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, HCA may experience a decline in patient volume. See Item 1: Business — Competition.

HCA’s Performance Depends On Its Ability To Recruit And Retain Quality Physicians.

      Physicians generally direct the majority of hospital admissions and therefore the success of HCA’s hospitals depends, in part, on the number and quality of the physicians on the medical staffs of its hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that HCA serves, most physicians have admitting privileges at other hospitals in addition to HCA’s hospitals. Such physicians may terminate their affiliation with HCA hospitals at any time. If HCA is unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to HCA facilities, admissions may decrease and HCA’s operating performance may decline.

HCA’s Hospitals Face Competition For Staffing, Which May Increase Its Labor Costs And Reduce Profitability.

      HCA’s operations are dependent on the effort, abilities and experience of its management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as its physicians. HCA competes with other health care providers in recruiting and retaining qualified management and support personnel responsible for the day-to-day operations of each of its hospitals, including nurses and other non-physician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. This shortage may require HCA to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. HCA also depends on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. If HCA’s labor costs increase, it may not be able to raise rates to offset these increased costs. Because a significant percentage of HCA’s revenues consist of fixed, prospective payments, its ability to pass along increased labor costs is constrained. HCA’s failure to recruit and retain qualified management, nurses and other medical support personnel, or to control its labor costs could have a material adverse effect on HCA’s results of operations.

Changes In Governmental Programs May Reduce HCA’s Revenues.

      A significant portion of HCA’s revenues is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. HCA derived approximately 35% of its patient revenues from the Medicare and Medicaid programs in 2002. Legislative changes, including those enacted as part of BBA-97, have resulted in limitations on and, in some cases, reductions in levels of, payments to health care providers for certain services under these government programs.

      Many changes imposed by BBA-97 are being phased in over a period of years. BBRA and BIPA are mitigating certain rate reductions resulting from BBA-97. Nonetheless, BBA-97 significantly changed the method of payment under the Medicare and Medicaid programs. This change resulted in significant reductions in payments for HCA’s inpatient, outpatient, and skilled nursing services. Recently, CMS published a proposed rule that would modify the methodology for determining Medicare outlier payments that could result in a significant reduction in outlier payments the Company receives. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures. States have also adopted or are considering legislation designed to provide universal coverage and additional care. Such legislation includes reducing coverage and program eligibility, enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on the financial position and results of operations of HCA.

Demands Of Non-government Payers May Adversely Affect HCA’s Growth in Revenues.

      HCA’s ability to negotiate favorable contracts with non-government payers including, HMOs, PPOs and other managed care plans, significantly affects the revenues and operating results of most of its hospitals. Patient revenues derived from managed care payers accounted for approximately 44% of HCA’s patient revenues in 2002. Non-government payers, including managed care payers, increasingly are demanding discounted fee structures. Failure to pay or reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material adverse effect on the financial position and results of operations of HCA.

Controls Designed To Reduce Inpatient Services May Reduce HCA’s Revenues.

      Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect HCA’s facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required pre-admission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although HCA is unable to predict the effect these changes will have on its operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on HCA’s business, financial position and results of operations.

HCA’s Shared Services And Other Initiatives May Not Achieve Anticipated Efficiencies.

      HCA’s strategy includes controlling the cost of providing services. HCA is implementing shared services initiatives designed to increase revenue, accelerate cash flows and reduce operating costs by consolidating hospitals’ back-office functions such as billing, collections and purchasing. HCA has developed ten regional patient account services (“PAS”) centers located in the Company’s major regional markets. The PASs provide the business office services that were previously performed in each facility and provide a setting to better utilize experienced personnel, share best practices and handle volumes of transactions more efficiently through stratification and specialization. HCA has implemented supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. HCA has expended significant sums to build and implement these shared services initiatives. There can be no assurance that HCA’s financial business processes will not be interrupted during implementation of the shared services or other initiatives or that HCA will be able to realize the anticipated efficiencies from these initiatives.

      HCA is implementing other initiatives to standardize and upgrade its patient accounting, financial and human resources information systems. The most significant information system initiative currently in process is the internal development of a new patient accounting (revenue and accounts receivable) information system. The millennium accounts receivable system (“MARS”) is being developed by a team of HCA personnel and external consultants. Management estimates that the MARS project will require total expenditures of approximately $390 million to develop and install. At December 31, 2002, project-to-date costs incurred were $98.2 million ($89.5 million of the costs incurred have been capitalized and $8.7 million have been expensed). Management expects that the software system development will be completed during 2004 and that system testing, data conversion and installation will continue through 2007. The internal development of a software system of this magnitude is a complex and time-consuming process that requires long development and testing periods. Revisions or enhancements may be identified that are not currently included in the project scope and could extend the project development timing and cost. HCA is also in the process of implementing an enterprise resource planning (“ERP”) system to replace its financial and human resources information systems and reporting process. The ERP system is designed to improve the integration among the Company’s various software systems and allow for more efficient collecting, sharing and analyzing of data. The ERP system should provide more flexibility to format reports to fit facilities’ needs and allow employees to use their personal computers to gather and analyze information. Management estimates that the ERP project will require total expenditures of approximately $320 million to develop and install. At December 31, 2002, project-to-date costs incurred were $152.1 million ($97.0 million of the costs incurred have been capitalized and $55.1 million have been expensed). Management expects that the ERP system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of MARS and/or ERP will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

  HCA’s Operations Could Be Impaired by a Failure of the Company’s Information Systems

      The performance of HCA’s sophisticated information technology and systems is critical to HCA’s business operations. In addition to HCA’s shared services initiatives, HCA’s information systems are essential to a number of critical areas of the Company’s business operations, including:

•	accounting and financial reporting;

•	coding and compliance;

•	clinical systems;

•	medical records and document storage;

•	inventory management; and

•	negotiating, pricing and administering managed care contracts.

      Any system failure that causes an interruption in service or availability of HCA’s systems could adversely affect operations or delay the collection of revenue. Even though HCA has implemented network security measures, the Company’s servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on the financial position and results of operations of HCA and harm HCA’s business reputation.

State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair HCA’s Ability To Operate And Expand Its Operations.

      Some states require health care providers to obtain prior approval, known as a CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. HCA currently operates hospitals in a number of states with CON laws. The failure to obtain any required CON could impair HCA’s ability to operate or expand operations.

HCA’s Facilities Are Heavily Concentrated In Florida And Texas, Which Makes The Company Sensitive To Regulatory, Economic And Competitive Changes In Those States.

      Of 179 hospitals at December 31, 2002, 77 are located in Florida and Texas, which makes HCA particularly sensitive to regulatory, economic, and competition changes in those states. Any material change in the current regulatory, economic or competitive conditions in these states could have a disproportionate effect on the Company’s overall business results.

HCA May Be Subject To Liabilities Because of Claims By The IRS.

      HCA is currently contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $319 million through December 31, 2002. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs to fixed assets and goodwill in connection with hospitals acquired by HCA in 1995 and 1996. During 2002, the IRS began an examination of HCA’s 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination or any future examinations that may be initiated by the IRS.

HCA May Be Subject To Liabilities From Claims Brought Against Its Facilities.

      HCA is subject to significant litigation relating to its business practices including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3: Legal Proceedings. Many of these actions involve large claims and significant defense costs. HCA insures a substantial portion of its professional and general liability risks through a wholly-owned subsidiary, in amounts management believes are sufficient to cover claims arising out of the operation of HCA’s facilities. HCA’s wholly-owned insurance subsidiary historically has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. Some of the claims, however, could exceed the maximum insurance coverage, may not be covered by insurance, or reinsurers, if any, could fail to meet their obligations. The insurance subsidiary did not obtain reinsurance for 2003. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, the results of operations and financial position of HCA could be adversely affected.

Fluctuations in Our Operating Results and Other Factors May Result in Decreases in Our Stock Price

      In recent periods, the stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. From time to time, there may be significant volatility in the market price of our common stock. If we are unable to operate our hospitals as profitably as we have in the past, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock.

      In addition to our operating results, the operating results of other hospital companies, changes in financial estimates or recommendations by analysts, changes in government health care programs, governmental investigations and litigation, speculation in the press or investment community, the possible affects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets or other developments affecting the health care industry, could cause the market price of our common stock to fluctuate substantially.

Executive Officers of the Registrant

      The executive officers of HCA as of February 28, 2003, were as follows:

Name	Age	Position(s)

Jack O. Bovender, Jr.	57	Chairman of the Board and Chief Executive Officer
Richard M. Bracken	50	President, Chief Operating Officer and Director
David G. Anderson	55	Senior Vice President — Finance and Treasurer
Victor L. Campbell	56	Senior Vice President
Rosalyn S. Elton	41	Senior Vice President — Operations Finance
James A. Fitzgerald, Jr.	48	Senior Vice President — Supply Chain Operations
V. Carl George	58	Senior Vice President — Development
Jay F. Grinney	51	President — Eastern Group
Samuel N. Hazen	42	President — Western Group
Frank M. Houser, M.D.	62	Senior Vice President — Quality and Medical Director
R. Milton Johnson	46	Senior Vice President and Controller
Patricia T. Lindler	55	Senior Vice President — Government Programs
A. Bruce Moore, Jr.	43	Senior Vice President — Operations Administration
Philip R. Patton	50	Senior Vice President — Human Resources
Gregory S. Roth	46	President — Ambulatory Surgery Group
William B. Rutherford	39	Chief Financial Officer — Eastern Group
Richard J. Shallcross	44	Chief Financial Officer — Western Group
Joseph N. Steakley	48	Senior Vice President — Internal Audit & Consulting Services
Beverly B. Wallace	52	President — Financial Services Group
Robert A. Waterman	49	Senior Vice President and General Counsel
Noel Brown Williams	47	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	53	Senior Vice President — Ethics, Compliance and Corporate Responsibility

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

      Richard M. Bracken was appointed to the Company’s Board of Directors in November 2002. Mr. Bracken was appointed President and Chief Operating Officer in January 2002 after being appointed Chief Operating Officer in July 2001. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995 he served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

      David G. Anderson has served as Senior Vice President — Finance and Treasurer of the Company since July 1999. Mr. Anderson served as Vice President — Finance of the Company from September 1993 to July 1999 and was elected to the additional position of Treasurer in November 1996. From March 1993 until September 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Galen Health Care, Inc.

From July 1988 to March 1993, Mr. Anderson served as Vice President — Finance and Treasurer of Humana Inc.

      Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell is currently a director of the Federation of American Hospitals and serves on the Board of HRET, a subsidiary of the American Hospital Association.

      Rosalyn S. Elton has served as Senior Vice President — Operations Finance of the Company since July 1999. Ms. Elton served as Vice President — Operations Finance of the Company from August 1993 to July 1999. From October 1990 to August 1993, Ms. Elton served as Vice President — Financial Planning and Treasury for the Company.

      James A. Fitzgerald, Jr. has served as Senior Vice President — Supply Chain Operations of the Company since July 1999. Mr. Fitzgerald served as Vice President — Contracts and Operations Support of the Company from 1994 to July 1999. From 1993 to 1994, he served as the Vice President of Operations Support for HCA-Hospital Corporation of America. From July 1981 to 1993, Mr. Fitzgerald served as Director of Internal Audit for HCA-Hospital Corporation of America.

      V. Carl George has served as Senior Vice President — Development of the Company since July 1999. Mr. George served as Vice President — Development of the Company from April 1995 to July 1999. From September 1987 to April 1995, Mr. George served as Director of Development for Healthtrust. Prior to working for Healthtrust, Mr. George served with HCA-Hospital Corporation of America in various positions.

      Jay F. Grinney has served as President — Eastern Group of the Company since March 1996. From October 1993 to March 1996, Mr. Grinney served as President of the Greater Houston Division of the Company. From November 1992 to October 1993, Mr. Grinney served as Chief Operating Officer of the Houston Region of the Company. From June 1990 to November 1992, Mr. Grinney served as President and Chief Executive Officer of Rosewood Medical Center in Houston, Texas.

      Samuel N. Hazen was appointed President — Western Group of the Company in July 2001. Mr. Hazen served as Chief Financial Officer — Western Group of the Company from August 1995 to July 2001. Mr. Hazen served as Chief Financial Officer — North Texas Division of the Company from February 1994 to July 1995. Prior to that time, Mr. Hazen served in various hospital and regional Chief Financial Officer positions with Humana Inc. and Galen Health Care, Inc.

      Frank M. Houser, M.D. has served as Senior Vice President — Quality and Medical Director of the Company since November 1997. Dr. Houser served as President — Physician Management Services of the Company from May 1996 to November 1997. Dr. Houser served as President of the Georgia Division of the Company from December 1994 to May 1996. From May 1993 to December 1994, Dr. Houser served as the Medical Director of External Operations at The Emory Clinic, Inc. in Atlanta, Georgia. Dr. Houser served as State Public Health Director, Georgia Department of Human Resources from July 1991 to May 1993.

      R. Milton Johnson has served as Senior Vice President and Controller of the Company since July 1999. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax of Healthtrust from September 1987 to April 1995.

      Patricia T. Lindler has served as Senior Vice President — Government Programs of the Company since July 1999. Ms. Lindler served as Vice President — Reimbursement of the Company from September 1998 to July 1999. Prior to that time, Ms. Lindler was the President of Health Financial Directions, Inc. from March 1995 to November 1998. From September 1980 to February 1995, Ms. Lindler served as Director of Reimbursement of the Company’s Florida Group.

      A. Bruce Moore, Jr. has served as Senior Vice President — Operations Administration since July 1999. Mr. Moore served as Vice President — Operations Administration of the Company from September 1997 to

July 1999. From October 1996 to September 1997, Mr. Moore served as Vice President — Benefits of the Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996. From February 1994 to March 1995, Mr. Moore served as Director — Compensation of the Company. Mr. Moore also served as Director — Compensation for HCA-Hospital Corporation of America from November 1987 until February 1994.

      Philip R. Patton has served as Senior Vice President — Human Resources of the Company since September 1998. Mr. Patton served as Vice President for Human Resources of Quorum Health Group, Inc. from 1996 to August 1998. Mr. Patton joined HCA-Hospital Corporation of America in 1979 and served as Senior Vice President of Human Resources from 1992 to 1994.

      Gregory S. Roth has served as President — Ambulatory Surgery Group of the Company since July 1998. From May 1997 to July 1998, Mr. Roth served as Senior Vice President — Ambulatory Surgery Division of the Company. Mr. Roth served as Chief Financial Officer — Ambulatory Surgery Division of the Company from January 1995 to May 1997. Prior to that time, Mr. Roth held various multi-facility and hospital chief financial officer positions with OrNda HealthCorp and EPIC Healthcare Group, Inc.

      William B. Rutherford has served as Chief Financial Officer — Eastern Group of the Company since January 1996. From 1994 to January 1996, Mr. Rutherford served as Chief Financial Officer — Georgia Division of the Company. Prior to that time, Mr. Rutherford held several positions with HCA-Hospital Corporation of America, including Director of Internal Audit and Director of Operations Support.

      Richard J. Shallcross was appointed Chief Financial Officer — Western Group of the Company in August 2001. Mr. Shallcross served as Chief Financial Officer — Continental Division of the Company from September 1997 to August 2001. From October 1996 to August 1997, Mr. Shallcross served as Chief Financial Officer — Utah/Idaho Division of the Company. From November 1995 until September 1996, Mr. Shallcross served as Vice President of Finance and Managed Care for the Colorado Division of the Company.

      Joseph N. Steakley has served as Senior Vice President — Internal Audit & Consulting Services of the Company since July 1999. Mr. Steakley served as Vice President — Internal Audit & Consulting Services from November 1997 to July 1999. From October 1989 until October 1997, Mr. Steakley was a partner with Ernst & Young LLP.

      Beverly B. Wallace was appointed President — Financial Services Group in January 2003. Ms. Wallace served as Senior Vice President — Revenue Cycle Operations Management of the Company from July 1999 to January 2003. Ms. Wallace served as Vice President-Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President — Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial Officer — Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer — Mid-America Division of the Company.

      Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was also Chair of the firm’s healthcare group during 1997.

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

      Alan R. Yuspeh has served as Senior Vice President — Ethics, Compliance and Corporate Responsibility of the Company since October 1997. From September 1991 until October 1997, Mr. Yuspeh was a partner with the law firm of Howrey & Simon. As a part of his law practice, Mr. Yuspeh served from 1987 to 1997 as Coordinator of the Defense Industry Initiative on Business Ethics and Conduct.

Item 2.     Properties

      The following table lists, by state, the number of hospitals (general, acute care and psychiatric), directly or indirectly, owned and operated by the Company as of December 31, 2002:

State	Hospitals	Beds

Alaska	1	254
California	7	1,967
Colorado	6	2,047
Florida	40	10,190
Georgia	14	2,304
Idaho	2	473
Indiana	2	464
Kansas	1	760
Kentucky	2	396
Louisiana	13	2,143
Mississippi	1	130
Nevada	2	880
New Hampshire	2	295
North Carolina	1	60
Oklahoma	3	1,218
South Carolina	3	740
Tennessee	11	2,258
Texas	37	9,241
Utah	6	889
Virginia	12	3,265
Washington	1	119
West Virginia	4	962

International
Switzerland	2	220
United Kingdom	6	704

	179	41,979

      In addition to the hospitals listed in the above table, HCA, directly or indirectly operates 78 freestanding surgery centers. HCA also operates medical office buildings in conjunction with some of its hospitals. These office buildings are primarily occupied by physicians who practice at HCA’s hospitals.

      HCA owns and maintains its headquarters in approximately 828,000 square feet of space in five office buildings in Nashville, Tennessee. In addition to the headquarters in Nashville, HCA owns and maintains service centers related to the Company’s shared services initiatives. These service centers are located in markets in which the Company operates hospitals.

      HCA’s headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for HCA’s present needs. HCA’s properties are subject to various Federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect HCA’s financial position or results from operations.

Item 3.     Legal Proceedings

      The Company is facing significant legal challenges. The Company is the subject of various government investigations and litigation, qui tam actions, shareholder derivative and class action suits filed in Federal court, shareholder derivative actions filed in state court, patient/payer actions and general liability claims.

Government Investigations, Claims and Litigation

      While HCA is not aware of any material new investigations of the Company, HCA continues to be the subject of the following governmental investigations and litigation relating to its business practices. The governmental investigations were initiated more than five years ago and include activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. Additionally, HCA is a defendant in several qui tam actions brought by private parties (“relators”) on behalf of the United States of America.

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”), which has not yet been obtained, and execution of a definitive written agreement.

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the Department of Justice to recommend an agreement whereby the United States would dismiss the various claims it had brought in the physician relations, cost reports and wound care cases (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve any such claims. In addition, the Company will be obligated by law to pay reasonable legal fees of the relators’ attorneys.

      The DOJ Understanding would result in the dismissal of the Alderson, Schilling, Thompson, Mroz, King, Parslow and Lanni cases described below in their entirety. In addition, the claims brought by the relator in the Pogue case would be dismissed, as would the Government’s claims in the Marine case described below. The DOJ Understanding is subject to court approval and is further conditioned upon approval by DOJ of the CMS Understanding. Any of the relators in the matters described above could object to the proposed settlement and have those objections considered by the Federal District Court of the District of Columbia. The DOJ Understanding, if approved, would effectively end the DOJ’s investigation of the Company that was first made public in 1997. The qui tam cases described below in which the government has not intervened, other than the Pogue case as noted, would not be affected by the DOJ Understanding. The CIA previously entered into by the Company would remain in effect.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the DOJ was reduced from $1 billion to $250 million at the time of the settlement payment. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.

      HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission. HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity may occur in the ongoing investigations and litigation as well as other proceedings that may be instituted.

      While management remains unable to predict the outcome of any of the investigations and litigation or the initiation of any additional investigations or litigation, were HCA to be found in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the notes to consolidated financial statements.

Lawsuits

     Qui Tam Actions

      Several qui tam actions have been brought by relators on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. 3729, et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,500 or more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. In many instances there are additional common law claims.

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

A. Qui Tam Actions in Which the United States Has Intervened

      The United States intervened in eight of the consolidated cases, which fall generally in three categories: (1) cost reports allegedly constituting false claims; (2) alleged improper financial arrangements with physicians to induce referrals; and (3) alleged false claims pertaining to certain management fees paid to Curative Health Services. Discovery in the intervened cases has been suspended due to the proposed settlement.

     1. Cost Report Cases

      In October 1998, the U.S. District Court for the Middle District of Florida unsealed United States ex rel. Alderson v. Columbia/HCA, et al., Case No. 97-2-35-CIV-T-23E. The case had been pending under seal since 1993, and is a qui tam action alleging various violations of the False Claims Act concerning the Company’s claims for reimbursement under various Federal programs including Medicare, Medicaid and other Federally funded programs. The complaint focuses on the alleged creation of certain cost report “reserves” in connection with the preparation of hospital cost reports submitted for the purpose of Federal reimbursement. On October 1, 1998, the government intervened in this case and on March 15, 2001, served an amended complaint on the Company. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, certain amounts owed to the Company, with interest, for all outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve certain non-intervened claims. Discovery regarding all claims began in August 2001 and depositions commenced in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Schilling v. Columbia/HCA, which the Company has opposed. This matter is included in the proposed settlement.

      In December 1998, the U.S. District for the Middle District of Florida unsealed United States ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost reporting issues. On December 30, 1998, the government intervened in this case and on March 15, 2001 the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, certain amounts owed to the Company, with interest, for outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve certain non-intervened claims. Discovery regarding all claims began in August 2001 and depositions commenced in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Alderson v. Columbia/HCA, which the Company has opposed. This matter is included in the proposed settlement.

      In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. The relator has served a complaint to preserve its non-intervened counts, and the Company filed an answer on June 15, 2001. The Company also moved to dismiss the relator’s claims. On February 6, 2003, the non-intervened claims were dismissed; however, the relator has moved to reconsider the dismissal. This matter is included in the proposed settlement regarding the intervened claims.

     2. Physician Referral Cases

      The matter of United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. C-95-110 was filed on March 10, 1995 in the United States District Court for the Southern District of Texas. The relator alleges that the Company engaged in improper financial arrangements with physicians to induce referrals. The defendants filed a motion to dismiss the second amended complaint in November 1995, which was granted by the court in July 1996. In August 1996, the relator appealed to the United States Court of Appeals for the Fifth Circuit, and in October 1997, the Fifth Circuit affirmed in part and vacated and remanded in part the trial court’s rulings. The defendants filed a second amended motion to dismiss, which was denied on August 18, 1998. On August 21, 1998, relator filed a third amended complaint. Effective February 16, 2001, the government intervened in this case and, on March 15, 2001, served its amended complaint on the Company. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters. This matter is included in the proposed settlement.

      In 1996, the case United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the case alleges that the Company engaged in improper financial relationships with physicians to induce referrals in violation of the Anti-kickback Statute as well as other alleged improper cost reporting practices in violation of the False Claims Act, including improper billing, laboratory fraud, falsification of records, upcoding, and lack of certification to perform specific services. On March 15, 2001, the government intervened in part and declined to intervene as to the billing fraud charges. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. The relator has withdrawn the non-intervened counts. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. Mroz v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters. This matter is included in the proposed settlement.

      On September 2, 1997, the case United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civ. Action No. 97-2828 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. This case alleges that a Company’s hospital engaged in improper arrangements with physicians to induce referrals in violation of the Anti-kickback Statute. The government intervened in this case, and on March 15, 2001 served its complaint on the Company. The government’s complaint alleges that the Company’s financial relationships with certain physicians violated the False Claims Act, Anti-kickback Statute, and Stark Law. The government’s complaint also asserts common law claims based on the same allegations. The Company filed an answer to the government’s complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter has been consolidated with United States ex rel. Thompson v. Columbia/HCA Healthcare Corp., et al. and United States ex rel. King v. Columbia/HCA Healthcare Corp., et al. for purposes of discovery and pretrial matters. This matter is included in the proposed settlement.

     3. Curative Health Services Cases

      In June of 1998, the case United States of America ex rel. Joseph “Mickey” Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. The court unsealed the relator’s complaint on April 9, 1999. The government has intervened in this lawsuit and served its own complaint on the Company on March 15, 2001. Relator subsequently dismissed from his complaint all causes of action not alleged in the government’s complaint. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated (“Curative”) for the management of certain wound care centers. The complaint further alleges that the claims for reimbursement of management fees paid to Curative violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. On October 25, 2001, the relator filed a motion to use certain documents that the Company maintains are subject to the attorney-client privilege and/or the attorney work product protection in the prosecution of his case. This issue has been fully briefed by the relator and the Company, and the government filed a Statement of Interest on the issue. This matter is included in the proposed settlement.

      The case United States ex rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D. N.Y.) was filed on April 8, 1998 in the United States District Court for the Southern District of New York. The complaint has allegations similar to those in the Parslow case (above). The government has intervened in the case, in part, in order to seek dismissal of any outpatient laboratory claims covered by the Civil Agreement and has dismissed those allegations. On March 15, 2001, the government intervened in certain claims relating to the request for reimbursement for non-allowable costs and served its complaint on the Company. The relator dismissed the remaining claims. The Company filed an answer to the complaint on May 14, 2001, and an amended answer on July 27, 2001. This matter is included in the proposed settlement.

B. Qui Tam Actions in Which the United States Has Not Intervened

      In 1997, the case United States ex rel. Adams v. Columbia/HCA Healthcare Corp., Civ. Action No. SA-97-CA-1230 (W.D. Tex.) was filed in the United States District Court for the Western District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals, in violation of the Anti-kickback Statute. The relator served the complaint and the Company filed a motion to dismiss. On February 6, 2003, the motion to dismiss was granted.

      In 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians’ Services Inc., El Paso Nurses Unlimited Inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas. In general, the complaint alleges that the defendants submitted false claims regarding the three day DRG payment window rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy charges and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, improperly billed certified first assistants in surgery, home health visits, senior health centers, diabetic treatment and wound care centers. In 1997, the relator also filed a second suit, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The relator served both complaints in March 2001. On June 5, 2001, the Company filed a motion to extend the time for responding to the duplicative complaints until such time as relator elects which complaint she intends to pursue. On December 20, 2002, the court granted the Company’s motion and ordered the relator to dismiss the Texas action. The relator filed an amended complaint in the Tennessee action. The Company moved to dismiss the amended complaint on March 14, 2003.

      In 1998, the case United States ex rel. Barrett and Goodwin v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex.) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. The relators served the complaint, and the Company filed a motion to dismiss. The United States District Court for the District of Columbia dismissed the False Claims Act causes of action with leave to amend, but denied the defendant’s motion to dismiss the relator’s retaliatory discharge claims.

      In 1999, the case United States ex rel. Hampton v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 5:99-CV-59-2 (M.D. Ga.) was filed in the United States District Court for the Middle District of Georgia. In general, the case alleges improper billing and improper practices with regard to home health agencies. The relator served the complaint, which the court dismissed on July 6, 2001. The relator filed a notice of appeal in August 2001. On February 7, 2003, the United States Court of Appeals for the D.C. Circuit upheld the dismissal.

      In 1997, the case United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. 97-MC-29-A (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports such as including improper inflation of cost basis, costs relating to unnecessary care to patients, and falsification of records. The Company has been served with the complaint, which it answered. Another defendant filed a motion to dismiss which was denied on February 14, 2003. The case is now entering the discovery phase.

      In 1999, the case United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice that allegedly resulted in improper cost allocation to the hospital’s acute care services and thus improperly increased reimbursement. The Company was served with the complaint and filed an answer. Another defendant filed a motion to dismiss which was denied. The case is now entering the discovery phase.

      On July 31, 1998, the U.S. District Court for the Western District of Texas unsealed United States of America ex rel. Sara Ortega v. Columbia/HCA Healthcare Corp., et al. No. EP 95-CA-259H. The case had been pending under seal since 1995, and is a qui tam action alleging various violations of the Federal False Claims Act concerning statements made to the Joint Commission in order to be eligible for Medicare payments, thereby allegedly rendering false the defendants’ claims for Medicare reimbursement. In 1997, the relator filed an amended complaint alleging other issues, including DRG upcoding, physician referral violations and certain cost reporting issues. Some of the claims were dismissed as released under the Settlement Agreement. The Company filed a motion to dismiss the remaining allegations in the complaint. On January 15, 2003, the U.S. District Court for the District of Columbia granted the Company’s motion.

      The matter of United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515, was filed under seal on June 23, 1994 in the United States District Court for the Middle District of Tennessee. On February 6, 1995, the United States filed its Notice of Non-Intervention and on that same date the District Court ordered the complaint unsealed. In general, the relator contends that sums paid to physicians by the Diabetes Treatment Centers of America, who served as medical directors at a hospital affiliated with the Company, were unlawful payments for the referrals of their patients. The relator filed a motion for partial summary judgment. The court ordered the relator’s motion for partial summary judgment stricken. The relator did not file an amended motion for summary judgment. This matter is included in the proposed settlement.

Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts

      During the April 1997 to October 1997 period, numerous securities class action and derivative lawsuits were filed in the United States District Court for the Middle District of Tennessee against the Company and a number of its current and former directors, officers and/or employees.

      In August 1997, the court entered an order consolidating the above-mentioned securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case No. 3-97-0370. The court administratively closed all of the other individual securities class action lawsuits. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company’s common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D., T. Michael Long and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the Federal securities laws by materially inflating the Company’s revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses.

      The defendants filed a motion to dismiss the Morse lawsuit. On July 28, 2000, the District Court entered an order granting the defendants’ motions to dismiss in Morse. The District Court’s order dismissed Morse with prejudice. In August 2000, plaintiffs filed a motion to alter or amend judgment and for leave to file an amended complaint and requested oral argument on their motion. The plaintiffs’ motion to alter or amend was denied in October 2000. In October 2000, plaintiffs filed their Notice of Appeal. That appeal was heard before the Sixth Circuit Court of Appeals in April 2002. The Sixth Circuit reversed and remanded the case to district court. Plaintiffs filed a fourth amended complaint, and defendants have moved to dismiss.

      The Company intends to pursue the defense of the shareholder class action complaints vigorously.

      In August 1997, the court entered an order consolidating the above-mentioned derivative law claims into a single-captioned case, Carl H. McCall as Comptroller of the State of New York and as Trustee of the New

York State Common Retirement Fund, derivatively on behalf of Columbia/HCA Healthcare Corporation v. Richard L. Scott, et al., No. 3-97-0838. The court administratively closed all of the other derivative lawsuits. The consolidated McCall lawsuit was brought against the Company, Thomas Frist, Jr., Richard L. Scott, David T. Vandewater, R. Clayton McWhorter, Magdalena Averhoff, M.D., Frank S. Royal, M.D., T. Michael Long, William T. Young and Donald S. MacNaughton. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to the Company by authorizing, permitting or failing to prevent the Company from engaging in various schemes involving improperly increasing revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by allegedly engaging in improper insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by the Company, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and expenses. In addition, the lawsuit seeks orders: (i) prohibiting the Company from paying individual defendants employment benefits; (ii) terminating all improper business relationships with individual defendants; and (iii) requiring the Company to implement effective corporate governance and internal control mechanisms designed to monitor compliance with Federal and state laws and ensure reports to the Board of material violations.

      The defendants filed a motion to dismiss the McCall lawsuit. In September 1999, the District Court entered an order granting the defendants’ motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. In February 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court. In April 2001, the Sixth Circuit denied defendants’ motion for rehearing, or certification to the Delaware Supreme Court. In July 2001, the trial court issued a second case management order. The parties have reached a settlement in principle that was approved by the HCA Board of Directors on January 30, 2003. The settlement was presented to the court on February 27, 2003 and received preliminary approval. Following a notice period, final court approval will be requested on June 3, 2003. The McCall settlement is conditioned on the dismissal of the other derivative claims, and HCA intends to seek their dismissal either voluntarily or by court order.

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

     Patient/Payer Actions and Other Class Actions

      In 1996, 1997, 1998 and 2000, certain plaintiffs brought purported class action lawsuits against the Company and/or its subsidiaries and affiliates. On February 4, 2003, plaintiffs in each of these cases with the exception of the Smallwood case discussed below, combined their claims in a single complaint for settlement purposes in the proceeding captioned In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, pending in the United States District Court for the Middle District of Tennessee (described more fully below). Also on February 4, 2003, the District Court granted preliminary approval to a Settlement Agreement to resolve each of the following combined cases.

      The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a coordinated class action complaint, which the Company answered on October 13, 1998. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, the plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. The defendants have filed an answer to the amended complaint. The plaintiffs’ complaint seeks certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The complaint alleges, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The plaintiffs filed a motion for class certification on July 19, 2002, seeking certification only of the class of employee welfare benefit plans, naming only two of the named plaintiffs (the Carpenters & Millwrights and Tennessee Laborers plans) as class representatives, and focusing their claims on claims for services never rendered. The Company filed its response to the motion for class certification on August 16, 2002. On August 14, 2002, the United Paperworkers International Union voluntarily withdrew from the case as a named plaintiff, and on September 6, 2002, the Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund also voluntarily withdrew from the case as a named plaintiff. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. A three-judge panel of the Court of Appeals affirmed the district court’s decision on June 10, 2002. The Company moved for reconsideration of the decision on June 24, 2002, and requested rehearing of the matter by the full court. On September 9, 2002, the full Court of Appeals denied the motion and remanded the case to the district court. The parties reached a tentative settlement that received preliminary court approval on February 4, 2003. Following a notice period, final court approval will be requested on June 4, 2003.

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

      On April 24, 1998, two matters, Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/HCA Healthcare Corporation, Case No. 598CV157, and Board of Trustees of the Texas Ironworker’ Health Benefit Plan v. Columbia/HCA Healthcare Corporation, Case No. 598CV158, were filed in the United States District Court for the Eastern District of Texas. The original complaint in these suits alleged violations of RICO only. Plaintiffs in both cases principally alleged that in order to inflate its revenues and profits, defendant engaged in fraudulent billing for services not performed, fraudulent overcharging in excess of correct rates and fraudulent concealment and misrepresentation. These suits seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The plaintiffs subsequently amended their complaint to add allegations under ERISA as well as state law claims. These suits have been consolidated by the MDL Panel with Boyson and transferred to the Middle District of Tennessee for pretrial proceedings. The amended complaints in these suits were withdrawn and superseded by the coordinated class action complaint filed in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/HCA Healthcare Corporation, Case No. 3-98-0437, was filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998. The lawsuit seeks certification of a national class comprised of all employee welfare benefit plans that have paid for medical services provided by the Company. This case involves allegations under ERISA, as well as state law claims that are similar to those alleged in Boyson. The plaintiff, an employee welfare benefit plan, alleges that the defendant violated the terms of the plan documents by overbilling the plans, including but not limited to, exaggerating the severity of illnesses, providing unnecessary treatment, billing for services not rendered and other methods of overbilling and further violated the terms of the plan documents by taking plan assets in payment of such improper bills. The plaintiff further alleges that the defendant intentionally concealed or suppressed the true nature of its patients’ illnesses, and the actual treatment provided to those patients, and its improper billing. The suit seeks injunctive relief in the form of an accounting, damages, attorneys’ fees, interest and costs. This suit has been consolidated by the court with Boyson and the other cases transferred by the MDL Panel to the Middle District of Tennessee. The complaint in Tennessee Laborers was withdrawn and superseded with the filing of the coordinated class action complaint in the MDL proceeding on September 21, 1998. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350. The lawsuit contains billing fraud allegations similar to those in the Ferguson case (below) and seeks certification of a national class comprised of all self-insured employers who paid or were obligated to pay any portion of a bill for, among other things, pharmaceuticals, medical supplies or medical services. The suit seeks declaratory relief, damages, interest, attorneys’ fees and other litigation costs. In addition, the suit seeks an order (i) requiring defendants to provide an accounting to plaintiffs and class members who overpaid or were obligated to overpay, (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class, and (iii) rescinding all contracts of defendants with plaintiffs and all class members. Following the service of this complaint on the Company on August 20, 1999, the Company subsequently removed this lawsuit to the United States District Court for the Eastern District of Tennessee and it was conditionally transferred by the MDL Panel to the Middle District of Tennessee for consolidated pretrial proceedings with In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation and was later formally joined in plaintiffs’ amended complaint. On August 14, 2002, plaintiffs in this matter voluntarily withdrew from the case as a named plaintiff. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD. The suit alleges that Palms West Hospital charged excessive amounts for goods and services associated with patient care and treatment, including items such as pharmaceuticals, medical supplies, laboratory tests, medical equipment and related medical services such as x-rays. The suit seeks the certification of a nationwide class, and damages for patients who have paid bills for the allegedly unreasonable portion of the charges as well as interest, attorneys’ fees and costs. In response to the defendant’s amended motion to dismiss filed in January 1996, the plaintiff amended the complaint and the defendant subsequently filed an answer and defenses in June 1996. On October 15, 1997, Harald Jackson moved to intervene in the lawsuit (see case below). The court denied Jackson’s motion on December 19, 1997. To date, discovery is proceeding and no class has been certified. There has been no activity since April 1999. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter (above) in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The court denied Jackson’s motion on December 19, 1997, and Jackson subsequently filed a complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys’ fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint, which are pending. Jackson moved to transfer the case to the judge handling the Brown case but the motion to transfer was denied on April 8, 1999. The court entered an order dismissing the case for lack of prosecution on June 1, 2000. The plaintiff filed a showing of good cause on June 28, 2000. A hearing was held on July 18, 2000, after which the court entered an order requiring that the action remain pending. There has been no activity in the case since July 2000. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company’s hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys’ fees, costs and expenses. In addition, the suit seeks an order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. The plaintiff filed a motion for class certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a motion for summary judgment that was denied. In January 1998, plaintiff filed a motion for leave to file a second amended class action complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, the plaintiff filed a motion for leave of court to file a third amended class action complaint, and in October 1998, the plaintiff filed a motion for leave of court to file a fourth amended class action complaint. The proposed third and fourth amended complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients’ lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company’s home health care units or psychiatric hospitals. Both seek an additional order that the Company’s contracts with the plaintiffs and all class members are rescinded and that the Company must repay all monies received from the plaintiffs and the class members. The court has not ruled on either motion for leave to amend. Discovery is underway in the case. The Company in September 1998 filed another motion for summary judgment contesting the standing of the named plaintiffs to bring the alleged claims. The court has not ruled on that motion. Amended motions for summary judgment were filed in January 2000. The court has not yet ruled on those motions.

      The matter of Hoop, Kemp, et al. v. Columbia/HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys’ fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients’ illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Action in this case is stayed by agreement of the parties pending the audit and status conference in the Columbia/HCA Billing Practices litigation. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      Smallwood, Peggy Sue and her husband, John R. Smallwood (formerly described as Jane Doe and her husband, John Doe), on their own behalf, and on behalf of all other persons similarly situated vs. HCA Health Services of Tennessee, Inc. d/b/a HCA Donelson Hospital n/k/a Summit Medical Center is a class action suit filed on August 17, 1992 in the First Circuit Court for Davidson County, Tennessee, Case No. 92C-2041. The suit principally alleges that Summit Medical Center’s (“Summit”) charges for hospital services and supplies for medical services (a hysterectomy in the plaintiff’s case) exceeded the reasonable costs of its goods and services, that the overcharges constitute a breach of contract and an unfair or deceptive trade practice as well as a breach of the duty of good faith and fair dealing. This suit seeks damages, costs and attorneys’ fees. In addition, the suit seeks a declaratory judgment recognizing the plaintiffs’ rights to be free from predatory billing and collection practices and an order (i) requiring the defendants to notify plaintiff class members of entry of declaratory judgment and (ii) enjoining the defendants from further efforts to collect charges from the plaintiffs. In 1997, this case was certified as a class action consisting of all past, present and future patients at Summit seeking declaratory relief under Rule 23.02(2) of the Tennessee Rules of Civil Procedure on the validity of the price term in the contract. On May 24, 2001, the Tennessee Supreme Court ruled that the hospital’s admissions contract did not supply a definite price term as required by Tennessee contract law. However, the court held that under quasi-contract principles, the hospital is entitled to recover the reasonable value of medical goods and services provided to patients. Plaintiff amended its complaint to allege that the collection of money for services and treatment at Summit from class members has resulted in the unjust enrichment of the hospital since the hospital had collected or had claims in excess of the alleged reasonable value of its services. The plaintiffs then filed on February 11, 2002, a motion for class certification as a damages class with notice and opt-out rights under Rule 23.2(3) of the Tennessee Rules of

Civil Procedure. On October 26, 2002, the court entered an order denying the plaintiff’s motion for class certification, and extending relief to include attorneys’ fees and costs to plaintiff’s counsel.

      While it is premature to predict the final outcome of the qui tam, shareholder derivative and class action lawsuits, the amounts in question are substantial. It is possible that an adverse resolution, individually or in the aggregate, could have a material adverse impact on the Company’s liquidity, financial position and results of operations. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the notes to consolidated financial statements.

     General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the 3rd Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Both parties filed cross-motions for summary judgment and both motions were denied in December 2001. Discovery is ongoing.

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

      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, the United States Court of Federal Claims and the Sixth Circuit. For a description of those proceedings, see Note 6 — Income Taxes in the notes to consolidated financial statements.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      HCA’s common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) (symbol “HCA”). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE composite tape for HCA’s common stock.

	High	Low

2002
First Quarter	$44.45	$37.35
Second Quarter	52.05	43.30
Third Quarter	48.61	39.62
Fourth Quarter	51.98	36.21
2001
First Quarter	$44.16	$33.93
Second Quarter	45.22	35.60
Third Quarter	47.28	41.20
Fourth Quarter	46.90	36.44

      At the close of business on February 28, 2003, there were approximately 14,700 holders of record of HCA’s common stock and one holder of record of HCA’s nonvoting common stock.

      HCA currently pays a regular quarterly dividend of $0.02 per share. While it is the present intention of HCA’s board of directors to continue paying a quarterly dividend of $0.02 per share, the declaration and payment of future dividends by HCA will depend upon many factors, including HCA’s earnings, financial position, business needs, capital and surplus and regulatory considerations.

Item 6.     Selected Financial Data

HCA INC.

SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2002	2001	2000	1999	1998

Summary of Operations:
Revenues	$19,729	$17,953	$16,670	$16,657	$18,681

Salaries and benefits	7,952	7,279	6,639	6,694	7,766
Supplies	3,158	2,860	2,640	2,645	2,901
Other operating expenses	3,341	3,238	3,208	3,306	3,865
Provision for doubtful accounts	1,581	1,376	1,255	1,269	1,442
Insurance subsidiary (gains) losses on sales of investment securities	2	(63)	(123)	(55)	(49)
Equity in earnings of affiliates	(206)	(158)	(126)	(90)	(112)
Depreciation and amortization	1,010	1,048	1,033	1,094	1,247
Interest expense	446	536	559	471	561
Settlement with Federal government	603	262	840	—	—
Gains on sales of facilities	(6)	(131)	(34)	(297)	(744)
Impairment of investment securities	168	—	—	—	—
Impairment of long-lived assets	19	17	117	220	542
Restructuring of operations and investigation related costs	58	65	62	116	111
Loss on retirement of debt	—	28	—	—	—

	18,126	16,357	16,070	15,373	17,530

Income from continuing operations before minority interests and income taxes	1,603	1,596	600	1,284	1,151
Minority interests in earnings of consolidated entities	148	119	84	57	70

Income from continuing operations before income taxes	1,455	1,477	516	1,227	1,081
Provision for income taxes	622	591	297	570	549

Reported income from continuing operations	833	886	219	657	532
Discontinued operations, net of income taxes:
Loss from operations of discontinued businesses	—	—	—	—	80
Loss on disposals of discontinued businesses	—	—	—	—	73
Goodwill amortization, net of income taxes	—	69	73	83	92

Adjusted net income	$833	$955	$292	$740	$471

Basic earnings per share:
Reported income from continuing operations	$1.63	$1.69	$0.39	$1.12	$0.82
Discontinued operations:
Loss from operations of discontinued businesses	—	—	—	—	(0.12)
Loss on disposals of discontinued businesses	—	—	—	—	(0.11)
Goodwill amortization, net of income taxes	—	0.13	0.13	0.15	0.14

Adjusted net income	$1.63	$1.82	$0.52	$1.27	$0.73

Shares used in computing basic earnings per share (in thousands)	511,824	524,112	555,553	585,216	643,719
Diluted earnings per share:
Reported income from continuing operations	$1.59	$1.65	$0.39	$1.11	$0.82
Discontinued operations:
Loss from operations of discontinued businesses	—	—	—	—	(0.12)
Loss on disposals of discontinued businesses	—	—	—	—	(0.11)
Goodwill amortization, net of income taxes	—	0.13	0.13	0.15	0.14

Adjusted net income	$1.59	$1.78	$0.52	$1.26	$0.73

Shares used in computing diluted earnings per share (in thousands)	525,219	538,177	567,685	591,029	646,649
Cash dividends per common share	$0.08	$0.08	$0.08	$0.08	$0.08

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31 — (Continued)
(Dollars in millions, except per share amounts)

	2002	2001	2000	1999	1998

Financial Position:
Assets	$18,741	$17,730	$17,568	$16,885	$19,429
Working capital	766	957	312	480	446
Long-term debt, including amounts due within one year	6,943	7,360	6,752	6,444	6,753
Minority interests in equity of consolidated entities	611	563	572	763	765
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	400	—	—	—
Forward purchase contracts and put options	—	—	769	—	—
Stockholders’ equity	5,702	4,762	4,405	5,617	7,581
Cash Flow Data:
Cash provided by operating activities	$2,750	$1,413	$1,547	$1,223	$1,916
Cash provided by (used in) investing activities	(1,740)	(1,300)	(1,087)	925	970
Cash used in financing activities	(934)	(342)	(336)	(2,255)	(2,699)
Operating Data:
Number of hospitals at end of period(a)	173	178	187	195	281
Number of licensed beds at end of period(b)	39,932	40,112	41,009	42,484	53,693
Weighted average licensed beds(c)	39,985	40,645	41,659	46,291	59,104
Admissions(d)	1,582,800	1,564,100	1,553,500	1,625,400	1,891,800
Equivalent admissions(e)	2,339,400	2,311,700	2,300,800	2,425,100	2,875,600
Average length of stay (days)(f)	5.0	4.9	4.9	4.9	5.0
Average daily census(g)	21,509	21,160	20,952	22,002	25,719
Occupancy(h)	54%	52%	50%	48%	44%

(a)	Excludes six facilities in 2002, six facilities in 2001, nine facilities in 2000, 12 facilities in 1999 and 24 facilities in 1998 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in HCA’s hospitals.
(g)	Represents the average number of patients in HCA’s hospital beds each day.
(h)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA” or the “Company” as used herein refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.

Forward-Looking Statements

      This “Annual Report on Form 10-K” includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the ability to enter into definitive written agreements with regard to, and to consummate, the understanding with attorneys of the Civil Division of the Department of Justice and the Centers for Medicare and Medicaid Services (“CMS”) and obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulations affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payment, (xvii) the ability to implement HCA’s shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xviii) the ability to develop and implement the financial enterprise resource planning (“ERP”) and millennium accounts receivable system (“MARS”) information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xix) the outcome of pending and any future tax audits, appeals, and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) the ability to maintain and increase patient volumes and control the costs of providing services, (xxii) the ability to successfully consummate the acquisition of Health Midwest and integrate its operations, and (xxiii) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

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

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (Continued)

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement include claims related to cost reports and physician relations issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”), which has not yet been obtained, and execution of a definitive written agreement.

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

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the DOJ to recommend an agreement whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The DOJ Understanding would result in the dismissal of several qui tam actions brought by private parties. The DOJ Understanding is subject to court approval, and any of the private parties who brought forth the actions could object to the DOJ Understanding and have those objections considered by the Federal District Court of the District of Columbia. Were the DOJ Understanding to be approved, it would effectively end the DOJ investigation of the Company that was first made public in 1997. However, the DOJ Understanding would not affect qui tam cases in which the government has not intervened. The CIA previously entered into by the Company would remain in effect. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve any such claims. In addition, the Company has accrued $35 million as an estimation of its legal obligation to pay reasonable legal fees of the private parties. As a result of this settlement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the DOJ was reduced from $1 billion to $250 million at the time of the settlement payment. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.

      HCA remains the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (Continued)

      HCA continues to cooperate in the governmental investigations. Given the scope of the investigations and current litigation, HCA anticipates continued investigative activity may occur in the ongoing investigations and litigation as well as other proceedings that may be initiated.

      While management remains unable to predict the outcome of the investigations and litigation or the initiation of any additional investigations or litigation, if HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 11 — Contingencies in the notes to consolidated financial statements, and Part I, Item 3: Legal Proceedings.

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA has instituted a number of patient safety initiatives, including bar coding, computerized physician order entry and quality audits, and identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients.

•	Commitment to Ethics and Compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets and invest capital in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region that should enable these local health care networks to effectively contract with managed care and other payers, and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency rooms, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (Continued)

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services and other initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented various leadership and career development programs; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and to be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market by consolidating hospitals’ back office functions such as billings and collections and standardizing and upgrading financial, human resources and patient accounting systems (ERP and MARS).

•	Recruit, develop and maintain relationships with physicians: HCA plans to actively recruit physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Critical Accounting Policies and Estimates

      The preparation of HCA’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. HCA’s management base their estimates on historical experience and various other assumptions that they believe are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenues

      HCA derived 79% of its 2002 patient revenues (76% in 2001 and 75% in 2000) from Medicare, Medicaid and managed care patients. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from Medicare, Medicaid and the managed care payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

     Revenues     (Continued)

complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Management has invested significant resources to refine and improve the information system data used to make these estimates and to develop a standardized calculation process and train employees.

      Due to the complexities involved in these estimations of revenue earned, the health care services authorized and provided and related reimbursement are often subject to interpretations that could result in payments that are different from our estimates.

Provision for Doubtful Accounts

      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is HCA’s primary source of cash and is critical to the Company’s operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. Because HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care, they are not reported in revenues and do not have an impact on the provision for doubtful accounts. The revenues associated with uninsured patients that do not meet the Company’s current guidelines to qualify as charity care are generally reported in revenues at gross charges. Implementation of the Company’s plans to adjust the threshold for determining when patients qualify as charity care, and to begin recording revenues associated with uninsured patients at amounts less than HCA’s established gross charges, would result in reductions to both revenues and the provision for doubtful accounts. The Company’s implementation of the planned policies is conditioned on receiving a favorable ruling from CMS that the planned policies would not adversely affect the Company’s payments from the Medicare program.

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. Management relies on annual detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA’s revenues and accounts receivable. Adverse changes in business office operations, payer mix, economic conditions or trends in Federal and state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

Investments of Insurance Subsidiary – Other-than-temporary Impairment Considerations

      Continued negative trends in the debt and equity investment markets have brought about an increased emphasis on the disclosure of, and accounting recognition for, other-than-temporary impairments of investment securities. HCA’s wholly-owned insurance subsidiary holds debt and equity security investments having an aggregate fair value of $1.655 billion at December 31, 2002. The fair value of the investment securities is generally based on quoted market prices. The investment securities are held for the purpose of providing the funding source to pay professional and general liability claims covered by the insurance subsidiary. Management’s assessment each quarter of whether a decline in fair value is temporary or other-than-temporary involves multiple judgment calls, often involves estimating the outcome of future events, and

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

     Investments of Insurance Subsidiary – Other-than-temporary Impairment Considerations     (Continued)

requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery of the investment’s fair value are important components of management’s investment securities evaluation process. During the third quarter of 2002, HCA recognized a $168 million other-than-temporary impairment charge related, primarily, to the insurance subsidiary’s equity investment securities. At December 31, 2002, the investment security portfolio had unrealized gains of $83 million and unrealized losses of $16 million.

Professional Liability Insurance Claims

      HCA, along with virtually all health care providers, operate in an environment with medical malpractice and professional liability risks. A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.551 billion and $1.520 billion at December 31, 2002 and December 31, 2001, respectively. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that reinsurers do not meet their obligations. Reserves for professional liability risks (net of $265 million and $313 million receivable under reinsurance contracts at December 31, 2002 and 2001, respectively) were $1.286 billion and $1.207 billion at December 31, 2002 and 2001, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.022 billion to $1.361 billion at December 31, 2002 and $960 million to $1.322 billion at December 31, 2001. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.

      The aggregate liability covers approximately 4,400 individual claims at both December 31, 2002 and 2001 and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

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

      During December 2000, HCA and the government entered into agreements that resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against the Company relating to DRG coding, outpatient laboratory billing and home health

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

     Accrual of Government Claims Settlements and Related Litigation Contingencies (Continued)

issues. Pursuant to the agreements, HCA paid the government $840 million (plus $60 million of accrued interest) during 2001.

      During March 2002, HCA and CMS reached an understanding pursuant to which the Company has agreed to pay CMS $250 million for settlement of all CMS Medicare reimbursement and payment issues regarding all HCA cost report, home office cost statement and appeal issues between HCA and CMS related to cost report periods ended on or before July 31, 2001. HCA recorded an accrual for the $250 million settlement payment in the December 31, 2001 consolidated financial statements. The CMS Understanding is subject to approval by the DOJ, which has not yet been obtained, and execution of a definitive written agreement.

      During December 2002, the DOJ Understanding was reached by HCA and attorneys for the Civil Division of the DOJ. Upon anticipated court approval, the DOJ Understanding would result in the dismissal of the various claims the DOJ had brought against the Company related to physician relations, cost reports and wound care issues and would effectively end the DOJ’s investigation of the Company that was first made public in 1997. As a result of the DOJ Understanding, the Company recorded a pretax charge of $603 million ($418 million after-tax) in 2002. See Note 2 — Investigations and Settlement of Certain Government Claims in the notes to consolidated financial statements.

      The CMS Understanding and the DOJ Understanding are both subject to approval and the execution of definitive agreements and there are several qui tam cases in which the government has not intervened that are not covered by the DOJ Understanding. Management recognizes that the amounts that have been accrued must continue to be reassessed as the approval processes and execution of definitive agreements activities continue and new information becomes available. The amounts claimed and the amounts the Company has accrued are substantial and the ultimate resolution of these contingencies could require adjustments to the amounts recorded or additional liability accruals that could have a material adverse effect on the Company’s results of operations, financial position and liquidity.

Results of Operations

Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix and favorable pricing trends. HCA has experienced increases in revenue per equivalent admission over the prior period of 8.6%, 7.2% and 5.5%, in 2002, 2001, and 2000, respectively. There can be no assurances that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Revenue/Volume Trends (Continued)

      Admissions related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2002, 2001 and 2000 are set forth below.

	Years Ended December 31,

	2002	2001	2000

Medicare	38%	38%	37%
Medicaid	11%	11%	11%
Managed care and other discounted plans	41%	41%	42%
Other	10%	10%	10%

	100%	100%	100%

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid and managed care plans and other discounted arrangements for the years ended December 31, 2002, 2001 and 2000 are set forth below.

	Years Ended December 31,

	2002	2001	2000

Medicare	38%	39%	40%
Medicaid	8%	7%	8%
Managed care and other discounted plans	41%	39%	38%
Other	13%	15%	14%

	100%	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Legislative changes have resulted in limitations and even reductions in levels of payments to health care providers for certain services under these government programs. Legislation enacted in 1999 and 2000 was directed at reducing potential future Medicare cuts that would have occurred as a result of previously enacted legislation, however, future legislation or other changes or interpretation of government health programs could have an adverse effect on reimbursement from the government.

      HCA has recorded $284 million, $240 million, and $213 million of revenues related to Medicare operating outlier cases for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts represent 5.1%, 4.7% and 4.5% of Medicare revenues and 1.4%, 1.3%, and 1.3% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods. Future Medicare outlier payments may be materially, adversely affected by: (a) the March 2003 CMS proposed rules relating to outlier payments; (b) changes in Medicare regulations; (c) changes to the methodology utilized by CMS to compute outlier payments; and (d) updates of the cost-to-charges ratios used in the computation of HCA’s outlier payments. HCA is unable to predict whether there will be any changes to the provisions of the proposed CMS outlier rule when it is ultimately finalized, when the new rule will become effective or what, if any, updates will be made to the outlier payment provisions for the Federal fiscal year beginning October 1, 2003. However, if the proposed outlier payment provisions are finalized as currently proposed and the Company does not experience changes in Medicare patient acuity levels, then the Company’s monthly revenue from outlier payments may be reduced by up to $12 million.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Revenue/Volume Trends (Continued)

      Managed care plan provisions that are structured to influence patients to utilize outpatient or alternative delivery services and the ability to continue to renegotiate and renew managed care contracts on favorable terms are expected to present ongoing challenges. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

      Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services and other initiatives.

      In March 2003, HCA announced plans to change its charitable care policies to provide financial relief to more of its charity patients and needs based discounts to uninsured patients who receive non-elective care at its hospitals.

      The planned changes to charity care policies would allow patients treated at an HCA hospital for non-elective care who have income at or below 200% of the Federal poverty level to be eligible for charity care, a standard HCA estimates 70% of its hospitals have already been using. The Federal poverty level is established by the Federal government and is based on income and family size. HCA would also implement a sliding scale of discounts for uninsured patients with income between 200% and 400% of the Federal poverty level. HCA has submitted its plans to CMS and asked it to rule that the financial relief offered under the program will not adversely affect HCA’s payments from the Medicare program. Implementation of the planned policies is conditioned on receiving a favorable CMS ruling and will be applied to services provided after CMS approval.

      The Company estimates that, had all of these policy changes been in effect for its year ended December 31, 2002, pretax income and EPS would have been reduced by approximately $25 million and $0.03 per diluted share, respectively. Additionally, these policy changes will result in certain amounts that had previously been reported as bad debt expense to being recorded as revenue reductions in future periods. The Company estimates the impact in 2002 would have been a reduction in net revenue of approximately $325 million to $375 million, as well as a corresponding reduction to bad debt expense of $300 million to $350 million.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Revenue/Volume Trends (Continued)

      The following are comparative summaries of net income for the years ended December 31, 2002, 2001 and 2000 (dollars in millions, except per share amounts):

	2002		2001		2000

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$19,729	100.0	$17,953	100.0	$16,670	100.0
Salaries and benefits	7,952	40.3	7,279	40.5	6,639	39.8
Supplies	3,158	16.0	2,860	15.9	2,640	15.8
Other operating expenses	3,341	16.9	3,238	18.1	3,208	19.3
Provision for doubtful accounts	1,581	8.0	1,376	7.7	1,255	7.5
Insurance subsidiary (gains) losses on sales of investment securities	2	—	(63)	(0.4)	(123)	(0.7)
Equity in earnings of affiliates	(206)	(1.0)	(158)	(0.9)	(126)	(0.8)
Depreciation and amortization	1,010	5.0	1,048	5.8	1,033	6.2
Interest expense	446	2.3	536	3.0	559	3.4
Settlement with Federal government	603	3.1	262	1.5	840	5.0
Gains on sales of facilities	(6)	—	(131)	(0.7)	(34)	(0.2)
Impairment of investment securities	168	0.9	—	—	—	—
Impairment of long-lived assets	19	0.1	17	0.1	117	0.7
Investigation related costs	58	0.3	65	0.4	62	0.4
Loss on retirement of debt	—	—	28	0.1	—	—

	18,126	91.9	16,357	91.1	16,070	96.4

Income before minority interests and income taxes	1,603	8.1	1,596	8.9	600	3.6
Minority interests in earnings of consolidated entities	148	0.7	119	0.7	84	0.5

Income before income taxes	1,455	7.4	1,477	8.2	516	3.1
Provision for income taxes	622	3.2	591	3.3	297	1.8

Reported net income	833	4.2	886	4.9	219	1.3
Goodwill amortization, net of income taxes	—	—	69	0.4	73	0.5

Adjusted net income	$833	4.2	$955	5.3	$292	1.8

Adjusted earnings per share:
Basic earnings per share	$1.63		$1.82		$0.52
Diluted earnings per share	$1.59		$1.78		$0.52
% changes from prior year:
Revenues	9.9%		7.7%		0.1%
Income before income taxes	(1.5)		186.4		(58.0)
Adjusted net income	(12.8)		227.2		(60.5)
Basic earnings per share	(10.4)		250.0		(59.1)
Diluted earnings per share	(10.7)		242.3		(58.7)
Admissions(a)	1.2		0.7		(4.4)
Equivalent admissions(b)	1.2		0.5		(5.1)
Revenue per equivalent admission	8.6		7.2		5.5
Same facility % changes from prior year(c):
Revenues	11.7		10.2		6.2
Admissions(a)	2.5		2.7		2.8
Equivalent admissions(b)	2.6		2.6		2.6
Revenue per equivalent admission	8.8		7.4		3.6

(a)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired or divested during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2002 and 2001

      Income before income taxes decreased 1.5% from $1.477 billion for the year ended December 31, 2001 to $1.455 billion for the year ended December 31, 2002. The decrease was primarily due to the $603 million charge for the settlement with the Federal government that was recorded during the fourth quarter of 2002. The charge was the result of an understanding reached with the Federal government during the fourth quarter of 2002 to settle the remaining litigation brought by the DOJ against the Company. In 2001, HCA incurred a pretax charge of $262 million related to an understanding with CMS that would settle cost report, home office cost statement and appeal issues between HCA and CMS. Excluding the effects of the settlement charges taken in both 2002 and 2001, income before income taxes increased 18.3% to $2.058 billion in 2002 from $1.739 billion in 2001.

      Revenues increased 9.9% from 2001 to 2002 due to both volume and rate increases. Equivalent admissions increased 1.2% on a reported basis and 2.6% on a same facility basis. Revenue per equivalent admission increased 8.6% on a reported basis and 8.8% on a same facility basis. The revenue per equivalent admission increases were the result of continued efforts in renegotiating and renewing certain managed care contracts on favorable terms, shifts from Medicare managed care to traditional Medicare and shifts within managed care from HMO to PPO products.

      Salaries and benefits decreased, as a percentage of revenues, to 40.3% in 2002 from 40.5% in 2001. Salaries and benefits per equivalent admission increased 7.9% on a reported basis and 8.3% on a same facility basis while revenue per equivalent admission increased 8.6% on a reported basis and 8.8% on a same facility basis.

      Supply costs increased slightly as a percentage of revenues from 15.9% in 2001 to 16.0% in 2002. The 9.1% increase in supplies per equivalent admission (including pharmaceutical, orthopedic and cardiac supplies) exceeded the 8.6% increase in revenue per equivalent admission.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, decreased to 16.9% in 2002 from 18.1% in 2001. The decrease was primarily due to a reduction in contract services costs that were incurred in 2001 related to the preliminary project stage activities being performed to develop the Company’s shared services initiatives.

      Provision for doubtful accounts, as a percentage of revenues, increased to 8.0% in 2002 from 7.7% in 2001. The effect of rate increases to gross charges on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, measured as a percentage of revenues. The revenues associated with these patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay, and the majority of bad debts are attributed to this payer class.

      Insurance subsidiary gains and losses on sales of investments consist of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In 2001, HCA had gains of $63 million compared to losses of $2 million in 2002, due to continued overall market declines during 2002.

      Equity in earnings of affiliates remained relatively flat as a percentage of revenues at 1.0% in 2002 compared to 0.9% in 2001.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.0% in 2002 from 5.8% in 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2002 and 2001 (Continued)

amortized but is subject to annual impairment tests. During 2001, $76 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $446 million in 2002 from $536 million in 2001. Interest expense on HCA’s variable rate bank debt decreased due to a general decline in interest rates and an upgrade to HCA’s credit rating.

      During 2002, HCA recognized a pretax gain of $6 million ($4 million after-tax) on the sales of two consolidating hospitals. During 2001, HCA recognized a net pretax gain of $131 million ($76 million after-tax) on the sales of three consolidating hospitals, HCA’s interest in two non-consolidating hospitals and a provider of specialty managed care benefit programs.

      During 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded an impairment charge on investment securities of $168 million. See Note 5 — Impairment of Investment Securities in the notes to consolidated financial statements.

      During 2002, management decided to delay the development and implementation of certain financial and procurement information system components of its ERP program to concentrate and direct efforts to the patient accounting and human resources information system components, resulting in a pretax charge of $19 million. During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, resulting in a pretax charge of $17 million.

      During 2002 and 2001, HCA incurred $58 million and $65 million, respectively, of investigation related costs. In 2002, these costs included $56 million of professional fees (legal and accounting) related to the governmental investigations and $2 million of other costs. In 2001, these costs included $54 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs.

      HCA adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) on January 1, 2002. Under the provisions of SFAS 145, gains and losses on extinguishments of debt are generally classified in operating income, rather than as extraordinary items as previously required. During the fourth quarter of 2001, HCA recognized an extraordinary charge on extinguishment of debt of $28 million that has been reclassified in the consolidated income statements.

      Minority interests in earnings of consolidated entities remained flat as a percentage of revenues.

      The effective income tax rate was 42.7% in 2002 and 40.0% in 2001. The higher effective income tax rate in 2002 was due to the recording of a valuation allowance and in 2001, to certain nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets. If the effect of the valuation allowance, the nondeductible intangible assets and related amortization were excluded the effective income tax rate would have been 39% for both periods.

     Years Ended December 31, 2001 and 2000

      Income before income taxes increased 186.4% from 2000 to 2001, primarily, due to the settlement with the Federal government related to civil and criminal issues that resulted in a pretax charge of $840 million in 2000. Also in 2000, HCA incurred a pretax charge of $117 million for the impairment of long-lived assets and

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2001 and 2000 (Continued)

recognized pretax gains of $34 million on the sales of facilities. During 2001, HCA incurred a pretax charge of $262 million for the settlement with the Federal government, $17 million for the impairment of long-lived assets and recognized pretax gains of $131 million on the sales of facilities. See Note 2 — Investigations and Settlement of Certain Government Claims, Note 3 — Acquisitions and Dispositions and Note 4 — Impairments of Long-Lived Assets in the notes to consolidated financial statements.

      Revenues increased 7.7%, though the number of hospitals was reduced from 187 hospitals at December 31, 2000 to 178 hospitals at the end of 2001. On a same facility basis, revenues increased 10.2% and admissions increased 2.7%. The increases in reported and same facility revenues were the result of admissions growth of 0.7% on a reported basis and 2.7% on a same facility basis, combined with revenue per equivalent admission increases of 7.2% on a reported basis and 7.4% on a same facility basis. Successes achieved during 2001 in renegotiating and renewing certain managed care contracts on favorable terms, shifts from Medicare managed care to traditional Medicare and shifts by managed care patients from HMO to PPO products led to these improvements in revenue per equivalent admission.

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

      Provision for doubtful accounts, as a percentage of revenues, increased to 7.7% in 2001 from 7.5% in 2000. The effect of rate increases to gross charges on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in bad debts, as measured as a percent of revenues, because the revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay.

      Insurance subsidiary gains on sales of investments consist of realized gains on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. These gains decreased from $123 million in 2000 to $63 million in 2001. During 2000, certain funds were reallocated among investment managers, resulting in the recognition of previously unrealized gains.

      Equity in earnings of affiliates, as a percentage of revenues, increased to 0.9% in 2001 from 0.8% in 2000 due to improved operations at hospital joint ventures accounted for using the equity method.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.7% in 2001 from 6.2% in 2000. Depreciation and amortization levels remained relatively unchanged while revenues increased over the prior year.

      Interest expense decreased to $536 million in 2001 from $559 million in 2000 primarily due to a decrease in the general level of interest rates during 2001 compared to 2000.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2001 and 2000 (Continued)

      During 2001, HCA recognized a net pretax gain of $131 million ($76 million after-tax) on the sales of three consolidating hospitals, HCA’s interest in two non-consolidating hospitals and a provider of specialty managed care benefit programs. During 2000, HCA recognized a net pretax gain of $34 million ($16 million after-tax) on the sales of three consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

      During 2001, HCA reduced the carrying value for its interest in a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, resulting in a pretax charge of $17 million ($10 million after-tax). During 2000, HCA identified and initiated plans to sell or replace four consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets to be divested was reduced to fair value based upon estimates of sales values, resulting in a pretax charge of $117 million ($80 million after-tax). See Note 4 — Impairments of Long-Lived Assets in the notes to consolidated financial statements.

      During 2001 and 2000, respectively, HCA incurred $65 million and $62 million of investigation related costs. In 2001, these costs included $54 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs. In 2000, these costs included $51 million of professional fees (legal and accounting) related to the governmental investigations and $11 million of other costs.

      HCA adopted SFAS 145 on January 1, 2002. Under the provisions of SFAS 145 gains and losses on extinguishments of debt are generally classified in operating income, rather than as extraordinary items as previously required. During the fourth quarter of 2001, HCA recognized an extraordinary charge on extinguishment of debt of $28 million that is now classified in operating income as loss on retirement of debt.

      Minority interests in earnings of consolidated entities increased, as a percentage of revenues, to 0.7% in 2001 from 0.5% in 2000 due to improved operations at certain consolidating joint ventures.

      The effective income tax rate was 57.6% in 2000 and 40.0% in 2001. The higher effective income tax rate in 2000 was due to the recording of a valuation allowance and certain nondeductible intangible assets related to gains on sales of facilities and impairment of long-lived assets.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $2.750 billion in 2002, compared to $1.413 billion in 2001 and $1.547 billion in 2000. The increase in cash provided by operating activities from 2001 to 2002 and the decrease during 2001 compared to 2000 was primarily due to the payment of $840 million to the Federal government in 2001 pursuant to the Plea and Civil Agreements and changes in income tax payments.

      Working capital totaled $766 million at December 31, 2002 and $957 million at December 31, 2001. At December 31, 2002 and 2001, current liabilities included $933 million and $250 million, respectively, for settlements with the Federal government.

      Cash used in investing activities was $1.740 billion, $1.300 billion and $1.087 billion in 2002, 2001 and 2000, respectively. Excluding acquisitions, capital expenditures were $1.718 billion in 2002, $1.370 billion in 2001 and $1.155 billion in 2000. HCA expended $124 million, $239 million and $350 million for acquisitions and investments in and advances to affiliates (generally interests in joint ventures that are accounted for using the equity method) during 2002, 2001 and 2000, respectively. Capital expenditures in all three years were funded by a combination of cash flows from operations and the issuance of debt. Planned capital expenditures

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

in both 2003 and 2004 are expected to approximate $2.0 billion. At December 31, 2002, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of $2.7 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      During 2002, HCA announced the signing of a definitive agreement for HCA to acquire the 14-hospital Health Midwest system in Kansas City, Missouri for $1.125 billion. HCA will also commit to make $450 million in capital investments in the Kansas City market during the next five years. The acquisition is subject to regulatory approvals and other customary conditions.

      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($1.4 billion and $1.5 billion as of December 31, 2002 and February 28, 2003, respectively) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.655 billion and $1.703 billion at December 31, 2002 and 2001, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $300 million. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $265 million and $313 million at December 31, 2002 and 2001, respectively, are included in other assets.

      Cash flows used in financing activities totaled $934 million in 2002, $342 million in 2001 and $336 million in 2000. The increase in cash used during 2002 was related to the repayment of an investment made by a financial institution that invested $400 million to capitalize an entity that acquired HCA common stock. The primary source of funds for the cash used in financing activities was cash flow from operating activities.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During 2001, HCA repurchased 6.4 million shares through open market purchases for $250 million, completing the repurchase authorization.

      During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million of HCA shares in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate is reflected in HCA’s balance sheet as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities” at December 31, 2001. The quarterly return on the financial institution’s investment, based on LIBOR plus 125 basis points return rate during 2001 and LIBOR plus 87.5 basis points return rate during 2002, is recorded as minority interest expense.

      In March 2000, HCA announced an authorization to repurchase up to $1 billion of the Company’s common stock. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

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

      In March 2000, HCA entered into a $1.2 billion bank term loan agreement (the “2000 Term Loan”). Proceeds from the 2000 Term Loan were used in the first quarter of 2000 to retire the outstanding balance under a $1.0 billion term loan and to reduce outstanding loans under HCA’s previously existing $2.0 billion credit facility (“Prior Credit Facility”).

      In May 2000, an English subsidiary of HCA entered into a $168 million Term Facility Agreement (“English Term Loan”) with a bank. The term loan was used to purchase the ownership interest of HCA’s joint venture partner in England and to refinance existing indebtedness.

      In August 2000, HCA issued $750 million of 8.75% notes due September 1, 2010. Proceeds from the notes were used to reduce outstanding loans under the Prior Credit Facility by $350 million, reduce the outstanding balance under the 2000 Term Loan by $200 million and to settle $200 million of forward purchase contracts related to HCA’s common stock.

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

      In April 2001, HCA entered into a $2.5 billion credit agreement (the “2001 Credit Agreement”) with a group of banks consisting of a $1.75 billion revolving credit facility (the “Credit Facility”) and a $750 million term loan (the “2001 Term Loan”).

      The 2001 Credit Agreement has a final maturity in April 2006. The Credit Facility refinanced and replaced the Prior Credit Facility. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of February 28, 2003, HCA was in compliance with all such covenants.

      In May 2001, HCA issued $500 million of 7.125% notes due June 1, 2006. Proceeds from the notes were used for general corporate purposes.

      In February 2002, Standard & Poor’s upgraded HCA’s senior debt rating from BB+ to BBB-.

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used for general corporate purposes.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

      In May 2002, HCA filed a shelf registration statement and prospectus with the SEC related to up to $1.5 billion in debt securities. Of the $1.5 billion available, $1 billion has been issued at February 28, 2003.

      In September 2002, HCA issued $500 million of 6.30% notes due October 1, 2012. Proceeds from the notes were issued to repay amounts outstanding under the Credit Facility and for general corporate purposes.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. Proceeds from the notes were used for general corporate purposes.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

      As of December 31, 2002, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period

Contractual Obligations	Total	Current	2-3 years	4-5 years	After 5 years

Long-term debt, excluding the Credit Facility	$6,843	$446	$1,239	$1,036	$4,122
Loans outstanding under the Credit Facility	100	—	—	100	—
Operating leases	1,121	196	316	206	403
Government settlement	933	933	—	—	—

		Commitment Expiration by Period

Other Commercial Commitments	Total	Current	2-3 years	4-5 years	After 5 years

Government letter of credit(a)	$250	$250	$—	$—	$—
Other letters of credit(b)	62	3	—	—	59
Surety bonds(c)	172	170	2	—	—
Guarantees(d)	5	—	3	—	2

(a)	In connection with the share repurchase programs, HCA entered into a Letter of Credit Agreement with the DOJ in 1999. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.
(b)	HCA has other letters of credit outstanding with insurance companies that issued workers compensation insurance policies to the Company in prior years. The letters of credit serve as security to the insurance companies for payment obligations retained by the Company.

(c)	HCA agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(d)	HCA has entered into guarantee agreements related to certain leases.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.170 billion and $485 million, respectively, at December 31, 2002. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

“other-than-temporary”. HCA recorded an impairment charge on the identified investment securities of $168 million. The declines in fair value and any resulting losses incurred on sales of the securities on which the impairment charge was recorded do not present a current liquidity concern to the Company, as professional liability claim payments, net of reinsurance recoveries, during the next twelve months are estimated to be approximately $300 million and $1.655 billion of investment securities are available. However, if the insurance subsidiary were to continue to experience market declines in its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary”. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At December 31, 2002, HCA had a net unrealized gain of $67 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $1.6 billion of long-term debt at December 31, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.3 billion at December 31, 2002 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rate. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed on which interest is payable at LIBOR plus 1.9% to 2.4%. Due to decreases in LIBOR and the improvement in the Company’s credit rating, the average rate for the Company’s Credit Facility decreased from 4.3% for the year ended December 31, 2001 to 2.5% for the year ended December 31, 2002, and the average rate for the Company’s term loans decreased from 5.2% for the year ended December 31, 2001 to 2.8% for the year ended December 31, 2002. The estimated fair value of HCA’s total long-term debt was $7.4 billion at December 31, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $16 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Effects of Inflation and Changing Prices

      Various Federal, state and local laws have been enacted that, in certain cases, limit HCA’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Total Medicare revenues approximated, 28% in 2002, 2001 and in 2000 of HCA’s total patient revenues.

      Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, HCA’s ability to maintain operating margins through price increases to non-Medicare patients is limited.

IRS Disputes

      HCA is contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $319 million as of December 31, 2002. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of HCA. See Note 6 — Income Taxes in the notes to consolidated financial statements for a description of the pending IRS disputes.

      During 2001, the Company and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS’ proposed disallowance of certain financing costs, systems conversion costs and insurance premiums which were deducted in calculating taxable income and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. The settlement resulted in the Company’s payment of additional tax and interest of $16 million and had no impact on the Company’s results of operations.

      During 2001, the Company filed an appeal with the United States Court of Appeals for the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust Inc. — The Hospital Company in 1987.

      During 2000, HCA and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS’ proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs which were deducted in calculating taxable income and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in the payment of tax and interest of $156 million and had no impact on HCA’s results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The information called for by this item is provided under the caption “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.     Financial Statements and Supplementary Data

      Information with respect to this Item is contained in the Company’s consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with its 2003 Annual Meeting of Stockholders, except for the information regarding executive officers of HCA, which is contained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item is set forth under the heading “Executive Compensation” in the definitive proxy materials of HCA to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information about security ownership of certain beneficial owners is set forth under the heading “Stock Ownership” in the definitive proxy materials of HCA to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

      This table provides certain information as of December 31, 2002 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	48,971	$28.90	45,306
Equity compensation plans not approved by security holders	—	—	—

Total	48,971	$28.90	45,306

*	For additional information concerning our equity compensation plans, see the discussion in Note 13 — Stock Benefit Plans in the notes to the consolidated financial statements.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy materials of HCA to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      HCA’s chief executive officer and chief accounting officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the chief executive officer and chief accounting officer have concluded that HCA’s disclosure controls and procedures effectively and timely provide them with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

Changes in Internal Controls

      There have not been any significant changes in HCA’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      3. List of Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 1 to the Company’s Form 8-A/A, Amendment No. 1 dated October 19, 2000, and incorporated herein by reference).
3.2	—	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 1, dated October 19, 2000, and incorporated herein by reference).
3.3	—	Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2001, and incorporated herein by reference).
4.1	—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4 to the Company’s Form 8-A/A, Amendment No. 1, dated October 19, 2000, and incorporated herein by reference).
4.2	—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.3	—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(a)	—	$2 Billion Credit Agreement, dated as of February 10, 1994 (the “Credit Facility”), among the Company, the Several Banks and Other Financial Institutions, and Chemical Bank as Agent and as CAF Loan Agent (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(b)	—	Agreement and Amendment to the Credit Facility, dated as of September 26, 1994 (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 33-56803), and incorporated herein by reference).
4.4(c)	—	Agreement and Amendment to the Credit Facility, dated as of February 28, 1996 (filed as Exhibit 4.10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).
4.4(d)	—	Agreement and Amendment to the Credit Facility, dated as of February 26, 1997 (filed as Exhibit 4.10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference).
4.4(e)	—	Agreement and Amendment to the Credit Facility, dated as of June 17, 1997 (filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).
4.4(f)	—	Second Amendment to the Credit Facility, dated as of February 3, 1998 (filed as Exhibit 4.10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).
4.4(g)	—	Third Amendment to the Credit Facility, dated as of March 26, 1998 (filed as Exhibit 4.10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).

4.4(h)	—	Fourth Amendment to the Credit Facility, dated as of July 10, 1998 (filed as Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
4.4(i)	—	Fifth Amendment to the Credit Facility, dated as of March 30, 1999 (filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
4.4(j)	—	Sixth Amendment to the Credit Facility, dated as of June 23, 2000 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.5(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.5(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.5(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4.5(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (which agreement is filed herewith).
4.6(a)	—	$1 Billion Credit Agreement, dated as of July 10, 1998 among the Registrant, The Several Banks and other Financial Institutions and NationsBank, N.A. as Documentation Agent, The Bank of Nova Scotia and Deutsche Bank Securities, as Co-Syndication Agents and The Chase Manhattan Bank, as Agent (filed as Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
4.6(b)	—	First Amendment to the July 1998 $1 Billion Agreement, dated as of March 30, 1999 (filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
4.6(c)	—	Second Amendment to the July 1998 $1 Billion Credit Agreement, dated as of June 23, 2000 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.7	—	$1 Billion Credit Agreement, dated as of March 30, 1999 among the Company, The Several Banks and Other Financial Institutions, Chase Securities Inc., as Lead Arranger and Sole Book Manager, NationsBank, N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, and Toronto-Dominion (Texas), Inc., as Co-Syndication Agents, Deutsche Bank AG New York Branch and/or Cayman Islands Branch and Fleet National Bank, as Co-Agents, SunTrust Bank, Nashville, N.A. and Wachovia Bank, N.A., as Lead Managers and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).
4.8(a)	—	$1.2 Billion Credit Agreement, dated as of March 13, 2000 among the Company, The Several Banks and other Financial Institutions, Chase Securities Inc., as Lead Arranger and Sole Book Manager, Bank of America, N.A., as Documentation Agent and Co-Arranger, The Bank of Nova Scotia, as Syndication Agent and Co-Arranger, Deutsche Bank AG New York and/or Cayman Islands Branches, as Syndication Agent and Co-Arranger, The Bank of New York, as Co-Arranger, The Industrial Bank of Japan, Limited, as Co-Arranger, Citicorp USA, as Lead Manager, SunTrust Bank, as Lead Manager, Wachovia Bank, N.A., as Lead Manager and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).
4.8(b)	—	First Amendment to the March 2000 $1.2 Billion Credit Agreement, dated as of June 23, 2000 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

4.9	—	Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 11, 1999, and incorporated herein by reference).
4.10	—	$2.5 Billion Credit Agreement, dated April 30, 2001, among the Company, The Several Banks and Other Financial Institutions, JP Morgan, a Division of Chase Securities, Inc., as Sole Advisor, Lead Arranger and Bookrunner and The Chase Manhatten Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).
4.11	—	Loan Agreement among the Company, Lenders party to the agreement and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
4.12	—	Registration Rights Agreement, dated as of June 28, 2001, between the Company and Canadian Investments LLC, a Delaware limited liability Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
10.1	—	Columbia Hospital Corporation Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
10.2(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.2(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.3	—	Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 33-55272), and incorporated herein by reference).*
10.4	—	HCA-Hospital Corporation of America 1989 Nonqualified Stock Option Plan, as amended through December 16, 1991 (filed as Exhibit 10(g) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.5	—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.6	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.7	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.8	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.9	—	Separation Agreement between the Company and Richard L. Scott dated July 25, 1997 (filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).*
10.10	—	Separation Agreement between the Company and David T. Vandewater dated July 25, 1997 (filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).*
10.11(a)	—	Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*

10.11(b)	—	First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.12	—	HCA — The Healthcare Company Amended and Restated 1995 Management Stock Purchase Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).*
10.13	—	Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.14	—	Form of Restricted Stock Purchase Agreement between BNA Associates, Inc. and individuals listed on Schedule A (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).
10.15	—	Columbia/HCA Healthcare Corporation 1999 Performance Equity Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.16	—	Columbia/HCA Healthcare Corporation 2000 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).*
10.17	—	Letter of Credit Agreement dated February 11, 1999 between the Company and the United States of America (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference).
10.18	—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.19	—	Columbia/HCA Healthcare Corporation 2000 Incentive and Retention Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.20	—	Form of Restricted Stock Award Agreement of OneSource Med, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.21	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.22	—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.23	—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.24	—	Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV Investor, LLC, Healthtrust, Inc. — The Hospital Company and each of the investors listed therein (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).
10.25	—	HCA — The Healthcare Company 2001 Performance Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).*
10.26	—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*

10.27	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 ( filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.28	—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.29	—	HCA Directors’ 2002 Compensation/Fees Policy (which Policy is filed herewith).
10.30	—	HCA Inc. 2002 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).*
10.31	—	Amended and Restated Aircraft Hourly Rental Agreement, dated March 28, 2003, by and between Tomco II, LLC and HCA Management Services, L.P. (which agreement is filed herewith).
12	—	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (A signed original of this written statement required by Section 906 has been provided to HCA Inc. and will be retained by HCA Inc. and furnished to the Securities and Exchange Commission upon request).
99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (A signed original of this written statement required by Section 906 has been provided to HCA Inc. and will be retained by HCA Inc. and furnished to the Securities and Exchange Commission upon request).

*	Management compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      On October 22, 2002 the Company filed a report on Form 8-K which announced its operating results for the third quarter ended September 30, 2002.

      On December 19, 2002, the Company filed a report on Form 8-K that announced an understanding to resolve the remaining issues in the government investigation of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ JACK O. BOVENDER, JR.

Jack O. Bovender, Jr.
Chief Executive Officer

Dated: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK O. BOVENDER, JR. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ RICHARD M. BRACKEN Richard M. Bracken	President, Chief Operating Officer and Director	March 27, 2003
/s/ R. MILTON JOHNSON R. Milton Johnson	Senior Vice President and Controller (Principal Financial Officer)	March 28, 2003
/s/ MAGDALENA H. AVERHOFF, M.D. Magdalena H. Averhoff, M.D.	Director	March 27, 2003
/s/ J. MICHAEL COOK J. Michael Cook	Director	March 27, 2003
/s/ MARTIN FELDSTEIN Martin Feldstein	Director	March 27, 2003
/s/ THOMAS F. FRIST, JR., M.D. Thomas F. Frist, Jr., M.D.	Director	March 27, 2003
/s/ FREDERICK W. GLUCK Frederick W. Gluck	Director	March 27, 2003
/s/ GLENDA A. HATCHETT Glenda A. Hatchett	Director	March 27, 2003
/s/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	March 27, 2003
/s/ T. MICHAEL LONG T. Michael Long	Director	March 27, 2003

Signature	Title	Date

/s/ JOHN H. MCARTHUR John H. McArthur	Director	March 27, 2003
/s/ KENT C. NELSON Kent C. Nelson	Director	March 27, 2003
/s/ CARL E. REICHARDT Carl E. Reichardt	Director	March 27, 2003
/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	March 27, 2003
/s/ HAROLD T. SHAPIRO Harold T. Shapiro	Director	March 27, 2003

CERTIFICATIONS

I, Jack O. Bovender, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of HCA Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JACK O. BOVENDER, JR. ______________________________________ Jack O. Bovender, Jr.

Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Milton Johnson, certify that:

      1. I have reviewed this annual report of Form 10-K of HCA Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

HCA INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

HCA Inc.

      We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

ERNST & YOUNG LLP

Nashville, Tennessee

February 4, 2003

HCA INC.

CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in millions, except per share amounts)

	2002	2001	2000

Revenues	$19,729	$17,953	$16,670
Salaries and benefits	7,952	7,279	6,639
Supplies	3,158	2,860	2,640
Other operating expenses	3,341	3,238	3,208
Provision for doubtful accounts	1,581	1,376	1,255
Insurance subsidiary (gains) losses on sales of investment securities	2	(63)	(123)
Equity in earnings of affiliates	(206)	(158)	(126)
Depreciation and amortization	1,010	1,048	1,033
Interest expense	446	536	559
Settlement with Federal government	603	262	840
Gains on sales of facilities	(6)	(131)	(34)
Impairment of investment securities	168	—	—
Impairment of long-lived assets	19	17	117
Investigation related costs	58	65	62
Loss on retirement of debt	—	28	—

	18,126	16,357	16,070

Income before minority interests and income taxes	1,603	1,596	600
Minority interests in earnings of consolidated entities	148	119	84

Income before income taxes	1,455	1,477	516
Provision for income taxes	622	591	297

Reported net income	833	886	219
Goodwill amortization, net of income taxes	—	69	73

Adjusted net income	$833	$955	$292

Basic earnings per share:
Reported net income	$1.63	$1.69	$0.39
Goodwill amortization, net of income taxes	—	0.13	0.13

Adjusted net income	$1.63	$1.82	$0.52

Diluted earnings per share:
Reported net income	$1.59	$1.65	$0.39
Goodwill amortization, net of income taxes	—	0.13	0.13

Adjusted net income	$1.59	$1.78	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in millions)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$161	$85
Accounts receivable, less allowance for doubtful accounts of $2,045 and $1,812	2,788	2,420
Inventories	462	423
Deferred income taxes	568	781
Other	526	432

	4,505	4,141
Property and equipment, at cost:
Land	994	966
Buildings	6,450	6,076
Equipment	8,379	7,530
Construction in progress	977	650

	16,800	15,222
Accumulated depreciation	(7,079)	(6,303)

	9,721	8,919
Investments of insurance subsidiary	1,355	1,453
Investments in and advances to affiliates	679	680
Goodwill	1,994	1,984
Deferred loan costs	67	67
Other	420	486

	$18,741	$17,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$755
Accrued salaries	438	386
Other accrued expenses	1,113	986
Government settlement accrual	933	250
Long-term debt due within one year	446	807

	3,739	3,184
Long-term debt	6,497	6,553
Professional liability risks	1,193	1,202
Deferred income taxes and other liabilities	999	1,066
Minority interests in equity of consolidated entities	611	563
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	400
Stockholders’ equity:
Common stock $0.01 par; authorized 1,600,000,000 voting shares and 50,000,000 nonvoting shares; outstanding 493,176,000 voting shares and 21,000,000 nonvoting shares — 2002 and 488,297,200 voting shares and 21,000,000 nonvoting shares — 2001	5	5
Capital in excess of par value	93	—
Other	6	7
Accumulated other comprehensive income	73	18
Retained earnings	5,525	4,732

	5,702	4,762

	$18,741	$17,730

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in millions)

	Common Stock		Capital in		Accumulated
			Excess of		Other
	Shares	Par	Par		Comprehensive	Retained
	(000)	Value	Value	Other	Income	Earnings	Total

Balances, December 31, 1999	564,273	$6	$951	$8	$53	$4,599	$5,617
Comprehensive income:
Net income						219	219
Other comprehensive income:
Net unrealized losses on investment securities					(6)		(6)
Foreign currency translation adjustments					5		5

Total comprehensive income					(1)	219	218
Cash dividends						(44)	(44)
Stock repurchases	(30,363)	(1)	(873)				(874)
Stock options exercised	6,650		191				191
Employee benefit plan issuances	2,431		52				52
Reclassification of forward purchase contracts and put options to temporary equity			(334)			(435)	(769)
Other	1		13	1			14

Balances, December 31, 2000	542,992	5	—	9	52	4,339	4,405
Comprehensive income:
Net income						886	886
Net unrealized losses on investment securities					(34)		(34)

Total comprehensive income					(34)	886	852
Cash dividends						(42)	(42)
Stock repurchases	(42,934)					(738)	(738)
Stock options exercised	7,631					239	239
Employee benefit plan issuances	1,549					52	52
Other	59			(2)		(4)	(6)

Balances, December 31, 2001	509,297	5	—	7	18	4,732	4,762
Comprehensive income:
Net income						833	833
Other comprehensive income:
Net unrealized gains on investment securities					27		27
Foreign currency translation adjustments					36		36
Defined benefit plan					(8)		(8)

Total comprehensive income					55	833	888
Cash dividends						(40)	(40)
Stock repurchases	(6,200)		(282)				(282)
Stock options exercised	9,170		306	(1)			305
Employee benefit plan issuances	1,909		69				69

Balances, December 31, 2002	514,176	$5	$93	$6	$73	$5,525	$5,702

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in millions)

	2002	2001	2000

Cash flows from operating activities:
Net income	$833	$886	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,581	1,376	1,255
Depreciation and amortization	1,010	1,048	1,033
Income taxes	64	412	(219)
Settlement with Federal government	603	(580)	840
Gains on sales of facilities	(6)	(131)	(34)
Impairment of investment securities	168	—	—
Impairment of long-lived assets	19	17	117
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(1,865)	(1,603)	(1,678)
Inventories and other assets	(88)	(39)	90
Accounts payable and accrued expenses	322	45	(147)
Other	109	(18)	71

Net cash provided by operating activities	2,750	1,413	1,547

Cash flows from investing activities:
Purchase of property and equipment	(1,718)	(1,370)	(1,155)
Acquisition of hospitals and health care entities	(124)	(239)	(350)
Disposal of hospitals and health care entities	135	519	327
Change in investments	(27)	(167)	106
Other	(6)	(43)	(15)

Net cash used in investing activities	(1,740)	(1,300)	(1,087)

Cash flows from financing activities:
Issuances of long-term debt	1,005	1,750	2,980
Net change in revolving bank credit facility	(655)	555	(500)
Repayment of long-term debt	(816)	(1,697)	(2,058)
Repurchases of common stock	(282)	(1,506)	(874)
Issuances of common stock	267	213	197
Issuance (repayment) of mandatorily redeemable securities of affiliate	(400)	400	—
Payment of cash dividends	(40)	(42)	(44)
Other	(13)	(15)	(37)

Net cash used in financing activities	(934)	(342)	(336)

Change in cash and cash equivalents	76	(229)	124
Cash and cash equivalents at beginning of period	85	314	190

Cash and cash equivalents at end of period	$161	$85	$314

Interest payments	$427	$558	$489
Income tax payments, net of refunds	$558	$179	$516

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Reporting Entity

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2002, these affiliates owned and operated 173 hospitals, 74 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate six hospitals and four freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 22 states, England and Switzerland. The terms “HCA” or the “Company” as used in this annual report on Form 10-K refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items.

      The consolidated financial statements include all subsidiaries and entities controlled by HCA. “Control” is generally defined by HCA as ownership of a majority of the voting interest of an entity. Variable interests are considered for investments in entities that are not controlled by voting interests and for investments in entities in which the equity investment is not proportional to the economic risks and rewards. Significant intercompany transactions have been eliminated. Investments in entities that HCA does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

      HCA has completed various acquisitions and joint venture transactions that have been recorded under the purchase method of accounting. Accordingly, the accounts of these entities have been consolidated with those of HCA for periods subsequent to the acquisition of controlling interests.

Revenues

      Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers, including Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Managed care agreements’ contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts resulted in increases to revenues of $76 million, $105 million and $168 million in 2002, 2001 and 2000, respectively. In association with the ongoing Federal investigations into certain of HCA’s business practices, the applicable governmental agencies had substantially ceased the processing of final settlements of HCA’s cost reports. Since the cost reports were not being settled, HCA has not been receiving the updated information which, prior to 1998, was the basis used by HCA to

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Revenue (Continued)

adjust estimated settlement amounts. Upon the approval and execution of the March 28, 2002 understanding reached by HCA and the Centers for Medicare and Medicaid Services (“CMS”) (See Note 2 — Investigations and Settlement of Certain Government Claims), all Medicare cost report, home office cost statement and appeal issues between HCA and CMS would be resolved. The Medicare cost reports that would be resolved include more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.

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

Accounts Receivable

      HCA receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and Tricare programs), managed care health plans, commercial insurance companies, employers and patients. During both years ended December 31, 2002 and 2001, approximately 28% of HCA’s revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

      Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance and subsequent recoveries are added.

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. The primary tool used in management’s assessment is an annual, detailed review of historical collections and write-offs at facilities that represent a majority of the Company’s revenues and accounts receivable. The results of the detailed review of historical collections and write-offs experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

      Depreciation expense, computed using the straight-line method, was $1.007 billion in 2002, $961 million in 2001, and $931 million in 2000. Buildings and improvements are depreciated over estimated useful lives

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Property and Equipment and Amortizable Intangibles (Continued)

ranging generally from ten to 40 years. Estimated useful lives of equipment vary generally from four to ten years.

      Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2002 and 2001 was $91 million and $85 million, respectively, and accumulated amortization was $24 million and $18 million at December 31, 2002 and 2001, respectively. Amortization of deferred loan costs is included in interest expense and was $11 million, $12 million and $15 million for 2002, 2001 and 2000, respectively.

      On January 1, 2002, HCA adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Prior to January 1, 2002, HCA recognized impairments of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, HCA prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations of each market that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.

      Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Goodwill

      HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, beginning in 2002, goodwill is no longer amortized, but is subject to annual impairment tests. The Company compares the fair value of the goodwill to the carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets in each market that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value. During 2002, goodwill increased by $32 million related to acquisitions, decreased by $30 million related to facilities that were sold and increased by $8 million due to foreign currency translation adjustments. No impairment loss was recognized during 2002 related to goodwill.

      Prior to January 1, 2002, goodwill was amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from five to 20 years for physician practice, clinic and other acquisitions.

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.551 billion and $1.520 billion at December 31, 2002 and 2001, respectively. The current portion of this reserve, $358 million and $318 million at December 31, 2002 and 2001, respectively, is included in “Other accrued expenses” in the

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Professional Liability Insurance Claims (Continued)

consolidated balance sheet. Professional liability insurance expense of $350 million, $274 million and $231 million for the years ended December 31, 2002, 2001 and 2000, respectively, is classified in “Other operating expenses” in the Company’s consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. The aggregate liability covers approximately 4,400 individual claims at both December 31, 2002 and 2001 and estimates for potential unreported claims. The time period required to resolve these malpractice claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2002 and 2001, $335 million and $278 million, respectively, of payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

      HCA’s facilities are insured by the wholly-owned insurance subsidiary for losses up to $25 million per occurrence. Professional liability risks above a $6.8 million retention per occurrence for 2001 and a $10 million retention per occurrence for 2002 were reinsured with unrelated commercial carriers. The insurance subsidiary obtained no reinsurance for 2003. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

      The obligations covered by the reinsurance contracts with the insurance subsidiary remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable for the reinsurance contracts of $265 million and $313 million at December 31, 2002, and 2001, respectively, are included in other assets. In addition, deferred gains from retroactive reinsurance of $11 million and $15 million are included in other liabilities at December 31, 2002 and 2001, respectively, and will be recognized over the estimated recovery period using the interest method.

Investments of Insurance Subsidiary

      At December 31, 2002 and 2001, the investments of HCA’s wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded in HCA’s consolidated balance sheet at fair value. The investment securities are held for the purpose of providing the funding source to pay professional and general liability claims covered by the insurance subsidiary. Management’s assessment of individual investment securities each quarter as to whether declines in market value are temporary or other-than-temporary involves multiple judgment calls, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if and when a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery of the investment’s fair value are important components of management’s investment securities evaluation process.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Minority Interests in Consolidated Entities

      The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

Related Party Transactions

MedCap Properties, LCC (“MedCap”)

      In December 2000, HCA transferred 116 medical office buildings (“MOBs”) to MedCap. HCA received approximately $250 million and a minority interest (approximately 48%) in MedCap in the transaction. MedCap is a private company that was formed by HCA and other investors to acquire the buildings. HCA did not recognize a gain or loss on the transaction. The Chief Manager of MedCap, who is also a member of the MedCap board of governors, is a relative of a Director and former executive officer of the Company.

      HCA leases certain office space from MedCap and, during the years ended December 31, 2002 and 2001, paid MedCap $19.4 million and $17.1 million, respectively, in rents for such leased office space. HCA reserves certain rights of control and approval with respect to the leasing, operation and maintenance of the MOBs transferred to MedCap. In return for these rights, HCA has provided MedCap with a contingent guaranty of a specified level of net operating income, defined as rental income less operating expenses. This agreement relates to the majority of the MOBs transferred to MedCap and no payments were required under the agreement during 2002 or 2001. HCA has also provided special credit enhancement under separate operations and support agreements related to certain MOBs that are newly constructed or have relatively low occupancy rates. HCA incurred costs of $1.9 million and $3.2 million under these agreements during 2002 and 2001, respectively. HCA expects that the costs to be incurred in future periods under these agreements will not have a material impact on its results of operations. The term for the operations and support agreements is for five years and is extendable indefinitely at HCA’s option.

      MedCap has the option to require HCA to purchase the affiliated MOBs with respect to an HCA hospital that is closed or replaced. The purchase price for affiliated MOBs under the option agreement is the greater of their aggregate current fair value or their aggregate book value at MedCap’s formation date. During 2002, HCA repurchased one MOB from MedCap that was affiliated with a hospital facility that HCA planned to sell. The aggregate purchase price of $0.4 million exceeded HCA’s allocation of its investment book value by $0.2 million. During 2001, HCA repurchased two MOBs from MedCap that were affiliated with a hospital facility that HCA planned to sell. The aggregate purchase price of $4.5 million exceeded HCA’s allocation of its investment book value for the two MOBs by $1.9 million. MedCap has rights of first offer on any future MOBs developed by HCA or its affiliates and on the disposition by HCA and its affiliates of any existing MOB associated with HCA hospitals, in geographic markets covered by MedCap. During 2002 and 2001, HCA entered into development and/or operating agreements with MedCap related to four new MOBs that have an aggregate estimated cost of $65 million.

LifePoint Hospitals, Inc. (“LifePoint”) and Triad Hospitals, Inc. (“Triad”)

      In May 1999, HCA completed the spin-offs of LifePoint and Triad (the “Spin-offs”) through the distribution of shares of LifePoint common stock and Triad common stock to the HCA stockholders. In connection with the Spin-offs, HCA entered into agreements to provide financial, clinical, patient accounting and network information to LifePoint and Triad. The agreements have terms expiring in May 2006. In addition, HCA’s wholly-owned insurance subsidiary provides insurance and risk management services, negotiated on a year-to-year basis, to LifePoint and Triad. For the years ended December 31, 2002, 2001 and 2000, HCA received $11.8 million, $11.6 million and $11.0 million, respectively, from LifePoint and $46.5 million, $35.6 million and $26.2 million, respectively, from Triad pursuant to these agreements. The fees

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Related Party Transactions (Continued)

          LifePoint Hospitals, Inc. (“LifePoint”) and Triad Hospitals, Inc. (“Triad”) (Continued)

provided for in the agreements are intended to be market competitive and are based on HCA’s costs incurred in providing the services. During 2000, HCA sold a hospital facility to LifePoint for a sales price of $51 million and realized a pretax gain of $18 million. During 2001, HCA sold a hospital facility to LifePoint for a sales price of $19 million and realized a pretax gain of $3 million. The Company believes the sales of the hospital facilities to LifePoint were on terms no less favorable to the Company than those which would have been obtained from an unaffiliated party.

          Global Health Exchange, LLC (“GHX”)

      In 1999, HCA formed empactHealth.com, with the intent of improving its hospitals’ efficiencies in the procurement of goods and supplies by utilizing the Internet. In January 2001, empactHealth.com merged with Medibuy, an unrelated competitor of empactHealth.com. As a result of the merger, HCA owned approximately 17% of Medibuy and HCA’s directors and certain members of its management owned approximately 2%. During 2001, HCA reduced the carrying value for its investment in Medibuy to fair value, based upon estimates of sales values, resulting in a pretax charge of $17 million ($10 million after tax). During 2002, HCA paid $2.4 million to Medibuy for annual software license fees, transaction fees and related services and paid and expensed $3 million of additional investment payments to Medibuy. During 2002, HCA’s management and directors relinquished their ownership in Medibuy for no consideration. In December 2002, Medibuy merged with GHX. As a result of the merger, HCA owns approximately 7% of GHX and an officer of HCA serves on GHX’s board of directors. HCA and GHX entered into a three-year, master user agreement, which commenced on January 1, 2003, pursuant to which GHX provides access to its e-commerce system, a license to certain requisitioning software and other services. The user agreement with GHX provides for annual payments of $3.0 million for 2003 and $2.5 million for 2004 and 2005. Healthtrust Purchasing Group (“HPG”), an affiliate of HCA, also entered into an e-commerce agreement with GHX, which commenced on January 1, 2003, pursuant to which HPG will be able to offer the GHX e-commerce system to HPG members. The Company believes its transactions with Medibuy and GHX are on terms no less favorable to the Company than those which would be obtained from unaffiliated parties.

          HealthStream, Inc. (“HealthStream”)

      In October 2001, HCA entered into an amended agreement with HealthStream to purchase internet-based education and training services. The agreement has a four-year term and provides for minimum fees of $2.5 million per year, with total minimum fees of $12 million over the four-year term. During 2002 and 2001, the Company paid HealthStream $2.9 million and $1.5 million, which represented approximately 18% and 11%, respectively, of HealthStream’s net revenues. The Chief Executive Officer, President and Chairman of the Board of Directors of HealthStream is a relative of a Director and former executive officer of HCA. The Company believes its transactions with HealthStream are on terms no less favorable to the Company than those which would be obtained from an unaffiliated party.

     Stock-Based Compensation

      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation (Continued)

      As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCA has determined the pro forma net income and earnings per share as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

	2002		2001	2000

Adjusted net income:
As reported	$833		$955	$292
Stock-based employee compensation expense determined under a fair value method, net of income taxes	151	(a)	49	55

Pro forma	$682		$906	$237

Basic earnings per share:
As reported	$1.63		$1.82	$0.52
Pro forma	$1.33		$1.73	$0.43
Diluted earnings per share:
As reported	$1.59		$1.78	$0.52
Pro forma	$1.30		$1.69	$0.42

(a)	The Company determines pro forma stock-based employee compensation expense using an estimated forfeiture assumption. A forfeiture assumption of 50% had been used for periods through December 31, 2001. This 50% forfeiture assumption was reasonable for stock option grants made during the 1995 through 1998 period, but subsequent to the Company completing a major restructuring process that involved significant executive management turnover, the Spin-offs, and the sales of numerous facilities, the Company determined during 2002 that the forfeiture assumption for 1999 and subsequent grants should be lowered significantly. During 2002, the Company revised the expected forfeiture assumption for the 1999 and 2000 stock option grants to 15%, and a 10% forfeiture assumption is being used for 2001 and subsequent stock option grants. The effect of the changes in the estimated forfeiture assumptions for stock option grants made prior to 2002, was an increase to the pro forma stock-based employee compensation expense for the year ended December 31, 2002 of $64 million ($0.13 per basic share and $0.12 diluted share).

      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted in 2002, 2001 and 2000 were $13.30, $15.93 and $9.33 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.17%	4.62%	4.90%
Expected volatility	37%	38%	39%
Expected life, in years	4	6	6
Expected dividend yield	.18%	.20%	.25%

      The expected volatility is derived using weekly data drawn from the seven years preceding the date of grant. The risk-free interest rate is the approximate yield on four-year United States Treasury Strips on the date of grant. The expected life is an estimate of the number of years the option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation (Continued)

      The pro forma compensation cost related to the shares of common stock issued under HCA’s amended and restated Employee Stock Purchase Plan was $13 million, $6 million and $14 million for the years 2002, 2001 and 2000, respectively. These pro forma costs were estimated based on the difference between the price paid and the fair market value of the stock on the last day of each subscription period.

     Derivatives

      Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. In accordance with the provisions of SFAS 133, HCA designated its outstanding interest rate swap agreements as fair value hedges. HCA determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA’s debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

     Recent Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results of operations and financial position upon adoption. HCA plans to adopt SFAS 143 effective January 1, 2003.

      During April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, under the provisions of SFAS 145 gains and losses on extinguishments of debt will generally be classified as income or loss from continuing operations, rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary item treatment will be required for certain extinguishments that comply with the provisions of Accounting Principles Board (“APB”) Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods, that does not meet the criteria of APB Opinion 30 for such classification, should be reclassified to conform to the provisions of SFAS 145. The provisions of SFAS 145 will be applied in fiscal years beginning after May 15, 2002; however, early adoption is encouraged and HCA elected to adopt SFAS 145 effective January 1, 2002. During the fourth quarter of 2001, HCA recognized an extraordinary charge on extinguishment of debt of $28 million ($17 million, net of tax) that has been reclassified in the consolidated income statements.

      During June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost was recognized at the date of an entity’s commitment to an

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Recent Pronouncements (Continued)

exit plan. The provisions of SFAS 146 will be applied for exit or disposal activities initiated after December 31, 2002. If HCA initiates exit or disposal activities SFAS 146 could have a material effect on the timing of the recognition of exit costs in future financial statements.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

      In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement include claims related to cost reports and physician relation issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”), which has not yet been obtained, and execution of a definitive written agreement.

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

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the DOJ to recommend an agreement whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The DOJ Understanding would result in the dismissal of several qui tam actions brought by private parties. The DOJ Understanding is subject to court approval, and any of the private parties who brought forth the actions could object to the DOJ Understanding and have those objections considered by the Federal District Court of the District of Columbia. Were the DOJ Understanding to be approved, it would effectively end the

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (Continued)

DOJ investigation of the Company that was first made public in 1997. However, the DOJ Understanding would not affect qui tam cases in which the government has not intervened. The CIA previously entered into by the Company would remain in effect. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve any such claims. In addition, the Company has accrued $35 million as an estimation of its legal obligation to pay reasonable legal fees of the private parties. As a result of the DOJ Understanding, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

      Under the Civil Agreement, HCA’s existing Letter of Credit Agreement with the DOJ was reduced from $1 billion to $250 million at the time of the settlement payment. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.

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

      While management remains unable to predict the outcome of the investigations and litigation or the initiation of any additional investigations or litigation, if HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 11 — Contingencies and Part I, Item 3: Legal Proceedings.

      During 2002, 2001 and 2000, HCA recorded the following pretax charges in connection with the governmental investigations (dollars in millions):

	2002	2001	2000

Professional fees related to investigations	$56	$54	$51
Other	2	11	11

	$58	$65	$62

      The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During 2002 and 2001, HCA acquired various hospitals and health care entities (or controlling interests in such entities), all of which were recorded using the purchase method. The purchase price for each of these transactions was allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (Continued)

      The following is a summary of hospitals and other health care entities acquired during 2002 and 2001 (dollars in millions):

	2002	2001

Number of hospitals	1	2
Number of licensed beds	164	543
Purchase price information:
Hospitals:
Fair value of assets acquired	$28	$99
Liabilities assumed	—	(9)

Net assets acquired	28	90
Other health care entities acquired	96	149

Net cash paid	$124	$239

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $32 million in 2002 and $127 million in 2001. The pro forma effect of these acquisitions on HCA’s results of operations for the periods prior to the respective acquisition dates was not significant.

      During 2002, HCA recognized a net pretax gain of $6 million ($4 million after-tax) on the sales of two consolidating hospitals. During 2001, HCA recognized a net pretax gain of $52 million ($28 million after-tax) on the sales of three consolidating hospitals and HCA’s interests in two non-consolidating hospitals. HCA also recognized a pretax gain of $79 million ($48 million after-tax) on the sale of a provider of specialty managed care benefit programs. During 2000, HCA recognized a net pretax gain of $34 million ($16 million after-tax) on the sales of three consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

      During 2002, HCA announced the signing of a definitive agreement for HCA to acquire the 14-hospital Health Midwest system in Kansas City, Missouri for $1.125 billion. HCA will also commit to make $450 million in capital investments in the Kansas City market during the next five years. The acquisition is subject to regulatory approvals and other customary conditions.

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS

      During 2002, management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components. HCA reduced the carrying value for certain capitalized costs associated with the information system components that have been delayed, resulting in a pretax charge of $19 million. The impact of the delayed components of the enterprise resource planning program on HCA’s operations was not significant.

      During 2001, HCA reduced the carrying value for its investment in a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, resulting in a pretax charge of $17 million ($10 million after-tax). This joint venture’s impact on HCA’s operations was not significant.

      During 2000, HCA management identified and initiated plans to sell or replace four consolidating hospitals and certain other assets. The carrying value for the hospitals and other assets expected to be sold or replaced was reduced to fair value of $40 million, based upon estimates of sales values, resulting in a pretax charge of $117 million ($80 million after-tax). The impaired consolidating hospitals which were expected to be sold had revenues (through the date of sale or closure) of $9 million, $51 million and $89 million for the years ended December 31, 2002, 2001, and 2000, respectively. These facilities reported net losses (through the date of sale or closure) before the pretax impairment charge and income taxes of $13 million, $4 million and $7 million for the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, one

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS (Continued)

of the consolidating hospitals had been replaced, one was continuing to be operated, one had been closed and one had been sold. The proceeds of the sale approximated the carrying value.

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

      The asset impairment charges did not have a significant impact on the Company’s cash flows and are not expected to significantly impact cash flows for future periods. The impaired facilities are classified as “held for use” because economic and operational considerations justify operating the facilities and marketing them as operating enterprises, therefore depreciation has not been suspended. As a result of the write-downs, depreciation expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation expense is not expected to have a material effect on operating results for future periods.

      The impairment charges affected HCA’s asset categories, as follows (dollars in millions):

	2002	2001	2000

Property and equipment	$19	$—	$73
Intangible assets	—	—	21
Investments in and advances to affiliates	—	17	23

	$19	$17	$117

      The impairment charges affected HCA’s operating segments, as follows (dollars in millions):

	2002	2001	2000

Eastern Group	$—	$—	$68
Western Group	—	—	11
Corporate and other	19	17	38

	$19	$17	$117

NOTE 5 — IMPAIRMENT OF INVESTMENT SECURITIES

      During the third quarter of 2002, HCA recorded an other-than-temporary impairment charge on investment securities of $168 million. The investment securities on which the impairment charge was recorded were primarily equity securities held by HCA’s insurance subsidiary. These investments are classified as “available-for-sale,” and are carried at fair value, with changes in temporary unrealized gains and losses recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2001, there were unrealized losses totaling $7 million for equity securities with a market decline for more than twelve months. This $7 million unrealized loss amount related primarily to six securities with unrealized loss amounts ranging from $0.6 million to $1.4 million each. Management did not identify specific problems with any of these issuers and was optimistic that the overall market would continue to recover from the September 2001 events that had a negative impact on the overall market and the Company’s investment portfolio.

      During the first quarter of 2002, management noted a slight improvement in the stock market, the economic outlook and the Company’s investment portfolio, as evidenced by unrealized losses on equity investments dropping from $77 million at December 31, 2001 to $71 million at March 31, 2002. The investment securities with unrealized market declines for twelve months or more were principally in three industry sectors: communications ($13 million), energy ($8 million) and technology ($13 million). The

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — IMPAIRMENT OF INVESTMENT SECURITIES (Continued)

Company’s investment managers and management reviewed the financial attributes of the specific issuers and determined that the market declines were considered to be temporary.

      During the second quarter of 2002, more financial news regarding accounting irregularities became public and the overall market appeared to be negatively influenced by these reports. The equity investment portfolio unrealized losses increased to $135 million at June 30, 2002 from $71 million in the previous quarter. HCA’s investment managers and management determined that the equity securities in HCA’s portfolio had good future prospects and had been unjustifiably tainted by the market’s reaction to issues other than the financial attributes of the issuers.

      During the third quarter of 2002, HCA’s equity investment portfolio experienced an increase in unrealized losses from $135 million at June 30, 2002 to $214 million at September 30, 2002. The continuation of the portfolio decline during the third quarter of 2002, combined with a perception of the trends developing in the emphasis of amount of decline and time period in the other-than-temporary impairment review process and the consideration of possible alternatives regarding the Company’s future, overall equity investment strategy, caused management to determine that it had become difficult to overcome the presumption that the identified investment securities would not recover fair value equal to cost prior to implementing any of the investment alternatives being considered and that a $168 million other-than-temporary impairment charge should be recognized in the third quarter of 2002. The investment securities on which the impairment charge was recognized were primarily concentrated in the communications and technology industry sectors. Management’s review of the individual investment securities included considerations of the amount of market decline, the length of time the securities had been in a decline position and issuer-specific financial attributes. See Note 8 — Investments of Insurance Subsidiary, for a summary of HCA’s insurance subsidiary investment securities. The impairment charge affected the “Investments of insurance subsidiary” asset category and the “corporate and other” operating segment.

NOTE 6 — INCOME TAXES

      The provision for income taxes consists of the following (dollars in millions):

	2002	2001	2000

Current:
Federal	$462	$290	$442
State	92	49	77
Foreign	17	7	14
Deferred:
Federal	(24)	221	(231)
State	30	54	(43)
Foreign	6	13	(5)
Change in valuation allowance	39	(43)	43

	$622	$591	$297

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INCOME TAXES (Continued)

      A reconciliation of the Federal statutory rate to the effective income tax rate follows:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	5.1	4.2	5.0
Non-deductible intangible assets	0.4	1.6	5.7
Valuation allowance	2.5	(2.6)	7.5
Settlement with Federal government	—	—	6.5
Other items, net	(0.3)	1.8	(2.1)

Effective income tax rate	42.7%	40.0%	57.6%

      A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2002		2001

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$549	$—	$514
Allowances for professional and general liability and other risks	164	—	231	—
Doubtful accounts	374	—	592	—
Compensation	134	—	126	—
Settlement with Federal government	318	—	92	—
Other	198	324	196	380

	1,188	873	1,237	894
Valuation allowance	(39)	—	—	—

	$1,149	$873	$1,237	$894

      Deferred income taxes of $568 million and $781 million at December 31, 2002 and 2001, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $292 million and $438 million at December 31, 2002 and 2001, respectively.

      The tax benefits associated with nonqualified stock options increased the current tax receivable by $82 million, $60 million, and $40 million in 2002, 2001, and 2000, respectively. Such benefits were recorded as increases to stockholders’ equity.

      At December 31, 2002, state net operating loss carryforwards (expiring in years 2003 through 2022) available to offset future taxable income approximated $775 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

IRS Disputes

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. – The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs among fixed assets and

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INCOME TAXES (Continued)

     IRS Disputes (Continued)

goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $319 million in income taxes and interest through December 31, 2002.

      During 2001, the Company and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS’ proposed disallowance of certain financing costs, systems conversion costs and insurance premiums, which were deducted in calculating taxable income and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. The settlement resulted in the Company’s payment of additional tax and interest of $16 million and had no impact on the Company’s results of operations.

      During 2001, the Company filed an appeal with the United States Court of Appeals for the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns. HCA is contesting the Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust in 1987.

      During 2000, HCA and the IRS filed a Stipulated Settlement with the Tax Court regarding the IRS’ proposed disallowance of certain acquisition-related costs, executive compensation and systems conversion costs, which were deducted in calculating taxable income, and the methods of accounting used by certain subsidiaries for calculating taxable income related to vendor rebates and governmental receivables. The settlement resulted in HCA’s payment of tax and interest of $156 million and had no impact on HCA’s results of operations.

      During 2002, the IRS began an examination of HCA’s 1999 through 2000 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — EARNINGS PER SHARE (Continued)

      The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	2002	2001	2000

Reported net income	$833	$886	$219
Goodwill amortization, net of income taxes	—	69	73

Adjusted net income	$833	$955	$292

Weighted average common shares outstanding	511,824	524,112	555,553
Effect of dilutive securities:
Stock options	11,850	12,446	9,390
Other	1,545	1,619	2,742

Shares used for diluted earnings per share	525,219	538,177	567,685

Reported earnings per share:
Basic earnings per share	$1.63	$1.69	$0.39

Diluted earnings per share	$1.59	$1.65	$0.39

Adjusted earnings per share:
Basic earnings per share	$1.63	$1.82	$0.52

Diluted earnings per share	$1.59	$1.78	$0.52

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2002

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$4	$1	$—	$5
States and municipalities	869	65	—	934
Mortgage-backed securities	65	3	(1)	67
Corporate and other	72	4	(1)	75
Money market funds	85	—	—	85
Redeemable preferred stocks	4	—	—	4

	1,099	73	(2)	1,170

Equity securities:
Perpetual preferred stocks	7	—	—	7
Common stocks	482	10	(14)	478

	489	10	(14)	485

	$1,588	$83	$(16)	1,655

Amounts classified as current assets				(300)

Investment carrying value				$1,355

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2001

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$4	$—	$—	$4
States and municipalities	804	26	(2)	828
Mortgage-backed securities	103	3	—	106
Corporate and other	101	2	(1)	102
Money market funds	84	—	—	84
Redeemable preferred stocks	5	—	—	5

	1,101	31	(3)	1,129

Equity securities:
Perpetual preferred stocks	11	—	(1)	10
Common stocks	560	81	(77)	564

	571	81	(78)	574

	$1,672	$112	$(81)	1,703

Amounts classified as current assets				(250)

Investment carrying value				$1,453

      The fair value of investment securities is generally based on quoted market prices.

      At December 31, 2002 and 2001, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 390 equity positions at December 31, 2002, with 221 positions reflecting unrealized gains and 169 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $3 million). None of the equity positions with unrealized losses at December 31, 2002 represent situations where there is a continuous decline from cost for more than six months. The equity positions (including those with unrealized losses) at December 31, 2002, are not concentrated in a particular industry.

      Scheduled maturities of investments in debt securities at December 31, 2002 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$98	$98
Due after one year through five years	284	306
Due after five years through ten years	365	392
Due after ten years	287	307

	1,034	1,103
Mortgage-backed securities	65	67

	$1,099	$1,170

      The average expected maturity of the investments in debt securities listed above approximated 4.4 years at December 31, 2002. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

      The tax equivalent yield (loss) on investments (including common stocks) averaged (4.3%) for 2002, 9.2% for 2001 and 14.0% for 2000. The 2002 tax equivalent yield would be 5.3% if the effect of the $168 million impairment charge is excluded, see Note 5 — Impairment of Investment Securities. Tax

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

equivalent yield is the rate earned on invested assets, excluding unrealized gains and losses, adjusted for the benefit of certain investment income not being subject to taxation.

      The cost of securities sold is based on the specific identification method. Sales of securities (including the securities on which the impairment charge was recorded, see Note 5 — Impairment of Investment Securities) for the years ended December 31 are summarized below (dollars in millions):

	2002	2001	2000

Debt securities:
Cash proceeds	$128	$155	$395
Gross realized gains	4	5	4
Gross realized losses	28	2	7
Equity securities:
Cash proceeds	$609	$412	$425
Gross realized gains	95	95	160
Gross realized losses	232	35	34

NOTE 9 — FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

      HCA has entered into interest rate swap agreements to manage its exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-floating swaps effectively convert fixed rate obligations to LIBOR indexed variable rate instruments. The notional amounts and timing of interest payments in these agreements match the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis.

      The following table sets forth HCA’s interest rate swap agreements at December 31, 2002 (dollars in millions):

	Notional	Termination	Fair
	Amount	Date	Value

Pay-floating interest rate swap	$500	June 2006	$34
Pay-floating interest rate swap	$150	March 2004	$6
Pay-floating interest rate swap	$125	September 2003	$3

      The fair value of the interest rate swaps at December 31, 2002 represents the estimated amounts HCA would have received upon termination of these agreements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — FINANCIAL INSTRUMENTS (Continued)

Fair Value Information

      At December 31, 2002 and 2001, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quoted market prices, and the related carrying amounts are as follows (dollars in millions):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$1,355	$1,355	$1,453	$1,453
Interest rate swaps	43	43	6	6
Liabilities:
Long-term debt	6,943	7,366	7,360	7,521

NOTE 10 —	LONG-TERM DEBT

      A summary of long-term debt at December 31, including related interest rates at December 31, 2002, follows (dollars in millions):

	2002	2001

Senior collateralized debt (rates generally fixed, averaging 8.9%) payable in periodic installments through 2034	$167	$153
Senior debt (rates fixed, averaging 7.8%) payable in periodic installments through 2095	5,188	4,927
Senior debt (floating rates, averaging 3.6%) due through 2006	775	775
Bank term loan (floating rates, averaging 2.4%)	713	750
Bank revolving credit facility (floating rates, averaging 2.1%)	100	755

Total debt, average life of ten years (rates averaging 6.7%)	6,943	7,360
Less amounts due within one year	446	807

	$6,497	$6,553

     Bank Revolving Credit Facility

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring April 2006. As of December 31, 2002, HCA had $100 million outstanding under the Credit Facility.

      As of December 2002, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2002, HCA was in compliance with all such covenants.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT (Continued)

     Significant Financing Activities

2002

      In April 2002, HCA issued $500 million of 6.95% notes due May 1, 2012. Proceeds from the notes were used for general corporate purposes.

      In May 2002, HCA filed a shelf registration statement and prospectus with the SEC which allows the Company to issue from time to time, up to $1.5 billion in debt securities. Of the $1.5 billion available, $500 million of debt had been issued at December 31, 2002.

      In September 2002, HCA issued $500 million of 6.3% notes due 2012. Proceeds from the notes were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.

      In February 2002, Standard & Poor’s upgraded HCA’s senior debt rating from BB+ to BBB-.

     2001

      In January 2001, HCA issued $500 million of 7.875% notes due 2011. Proceeds from the notes were used to retire the outstanding balance under a $1.2 billion bank term loan agreement.

      In April 2001, HCA entered into a $2.5 billion credit agreement (the “2001 Credit Agreement”) with several banks. The 2001 Credit Agreement consists of a $750 million term loan maturing in 2006 (the “2001 Term Loan”) and the Credit Facility. Proceeds from the 2001 Term Loan were used to refinance prior bank loans.

      In May 2001, HCA issued $500 million of 7.125% notes due 2006. Proceeds from the notes were used for general corporate purposes.

      In April 2001, Moody’s Investors Service upgraded HCA’s senior debt rating from Ba2 to Ba1 and maintained a positive ratings outlook. In September 2001, Fitch IBCA changed its rating outlook on HCA from stable to positive.

      During 2001, HCA made open market purchases of its debt that resulted in pretax losses of $28 million.

     General Information

      Maturities of long-term debt in years 2004 through 2007 (excluding borrowings under the Credit Facility) are $500 million, $739 million, $713 million and $323 million, respectively.

      The estimated fair value of the Company’s long-term debt was $7.366 billion and $7.521 billion at December 31, 2002 and 2001, respectively, compared to carrying amounts aggregating $6.943 billion and $7.360 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 11 —	CONTINGENCIES

     Significant Legal Proceedings

      Various lawsuits, claims and legal proceedings (see Note 2 — Investigations and Settlement of Certain Government Claims and Part I, Item 3: Legal Proceedings for descriptions of the ongoing government investigations and other legal proceedings) have been and are expected to be instituted or asserted against HCA. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — CONTINGENCIES (Continued)

     Significant Legal Proceedings — (Continued)

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

NOTE 12 —	CAPITAL STOCK AND STOCK REPURCHASES

     Capital Stock

      The terms and conditions associated with each class of HCA’s common stock are substantially identical except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations.

     Stock Repurchase Programs

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

      During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate was reflected in HCA’s balance sheet at December 31, 2001, as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities”. The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate during 2001, and based upon a LIBOR plus 87.5 basis points return rate during 2002, was recorded as minority interest expense.

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	CAPITAL STOCK AND STOCK REPURCHASES (Continued)

     Stock Repurchase Programs — (Continued)

settled the remaining forward purchase contracts associated with its November 1999 authorization, representing 15.7 million shares at a cost of $461 million.

      During 2002, 2001 and 2000, the share repurchase transactions reduced stockholders’ equity by $282 million, $738 million and $1.643 billion, respectively.

      In connection with its share repurchase programs, HCA entered into a Letter of Credit Agreement with the DOJ in 1999. As part of the agreement, HCA provided the government with letters of credit totaling $1 billion. As provided under the Civil Agreement with the government, as discussed in Note 2 — Investigations and Settlement of Certain Government Claims, the letters of credit were reduced from $1 billion to $250 million upon payment of the Civil Settlement. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.

NOTE 13 —	STOCK BENEFIT PLANS

      In May 2000, the stockholders of HCA approved the Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (the “2000 Plan”). This plan replaces the Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (the “1992 Plan”). The 2000 Plan is the primary plan under which options to purchase common stock and restricted stock may be granted to officers, employees and directors. The number of options or shares authorized under the 2000 Plan is 50,500,000 (which includes 500,000 shares authorized under the 1992 Plan). In addition, options previously granted under the 1992 Plan that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable in whole or in part beginning one to five years after the grant date and ending ten years after the grant date.

      Options to purchase common stock have been granted to officers, employees and directors under various predecessor plans. Generally, options have been granted with exercise prices no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to five years after the grant date and ending four to fifteen years after the grant date.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	STOCK BENEFIT PLANS (Continued)

      Information regarding these option plans for 2002, 2001 and 2000 is summarized below (share amounts in thousands):

	Stock	Option Price Per	Weighted Average
	Options	Share	Exercise Price

Balances, December 31, 1999	51,907	$ 0.14 to $41.13	$24.05
Granted	7,609	18.25 to 39.25	20.81
Exercised	(6,650)	0.38 to 37.92	22.59
Cancelled	(1,633)	0.14 to 37.92	28.71

Balances, December 31, 2000	51,233	0.14 to 41.13	23.58
Granted	8,384	27.56 to 46.36	36.34
Exercised	(7,631)	0.14 to 37.92	23.29
Cancelled	(1,755)	17.12 to 40.23	25.18

Balances, December 31, 2001	50,231	0.14 to 46.36	25.70
Granted	9,054	40.50 to 49.00	41.88
Exercised	(9,170)	0.38 to 45.12	24.20
Cancelled	(1,144)	7.35 to 45.12	29.07

Balances, December 31, 2002	48,971	0.14 to 49.00	28.90

	2002	2001	2000

Weighted average fair value per option for options granted during the year	$13.30	$15.93	$9.33
Options exercisable	26,710	24,757	21,829
Options available for grant	35,035	44,024	51,378

      The following table summarizes information regarding the options outstanding at December 31, 2002 (share amounts in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/02	Life	Price	12/31/02	Price

$0.38	169	1 year	$0.38	169	$0.38
17.11 to 24.49	762	1 year	23.99	762	23.99
25.21 to 30.90	1,357	2 years	26.12	1,357	26.12
29.22 to 41.13	2,952	3 years	34.34	2,952	34.34
26.74 to 37.92	9,941	5 years	29.87	9,941	29.87
21.16 to 30.93	2,358	5 years	24.67	1,440	24.61
17.12 to 24.49	10,131	6 years	17.24	6,593	17.29
20.00 to 29.94	4,702	7 years	20.84	1,446	20.66
27.56 to 39.25	6,675	8 years	35.76	1,316	35.83
40.50 to 49.00	9,349	9 years	42.08	159	44.88
0.14 to 0.38	575	13 years	0.19	575	0.19

	48,971			26,710

      HCA’s amended and restated Employee Stock Purchase Plan (“ESPP”) provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six-month periods) to

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	STOCK BENEFIT PLANS (Continued)

substantially all employees. HCA stockholders on May 24, 2001 approved increasing the number of shares that may be issued pursuant to the ESPP by 10,000,000 shares. At December 31, 2002, 10,271,100 shares of common stock were reserved for HCA’s employee stock purchase plan.

      Under the 1992 Plan, the 2000 Plan and the Management Stock Purchase Plan (“MSPP”), HCA has made grants of restricted shares or units of HCA’s common stock to provide incentive compensation to key employees. Under the performance equity plan, grants are made annually and are earned based on the achievement of specified performance goals. These shares have a two-year vesting period with half the shares vesting at the end of the first year and the remainder vesting at the end of the second year. The MSPP allows key employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years.

      At December 31, 2002, 1,598,700 shares were subject to restrictions, which lapse between 2003 and 2005. During 2002, 2001 and 2000, grants and purchases of 870,900, 857,500 and 1,343,700 shares, respectively, were made at weighted-average grant or purchase date fair values of $42.72, $35.78 and $20.09 per share, respectively, related to the performance-based plans. During 2002, 2001 and 2000, grants and purchases of 113,300, 112,000, 147,000 shares, respectively, were made at weighted-average grant or purchase date discounted (25% discount) fair values of $32.77, $28.62 and $19.13 per share, respectively, related to the MSPP.

NOTE 14 — EMPLOYEE BENEFIT PLANS

      HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and are vested over specified periods of employee service. Retirement plan expense was $140 million for 2002, $128 million for 2001 and $121 million for 2000. Amounts approximately equal to retirement plan expense are funded annually.

      HCA maintains various contributory benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match certain percentages of participants’ contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants in 2002 and 2001, and 25% of the first 3% of compensation deferred by participants in 2000). The cost of these plans totaled $47 million for 2002, $41 million for 2001 and $17 million for 2000. HCA’s contributions are funded periodically during each year.

      During 2001 HCA adopted a Supplemental Executive Retirement Plan (“SERP”) for certain key executives. The plan is designed to ensure that upon retirement the participant receives a prescribed life annuity from a combination of the SERP and the Company’s other benefit plans. Compensation expense under the plan was $9 million for 2002 and $2 million for 2001. Benefits accrued under this plan totaled $30 million at December 31, 2002, and $19 million at December 31, 2001.

      HCA maintains certain defined benefit pension plans that resulted from acquisitions of six hospitals in prior years. All of the acquired plans have been frozen, closed to new entrants, or replaced with new plans that are closed to new entrants. Compensation expense under these plans was $8 million for 2002, $2 million for 2001, and zero for 2000. Benefits accrued under these plans totaled $22 million at December 31, 2002, and $9 million at December 31, 2001.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During all three years ended December 31, 2002, 2001 and 2000, approximately 28% of HCA’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured in two geographically organized groups: the Eastern Group includes 91 consolidating hospitals located in the Eastern United States and the Western Group includes 74 consolidating hospitals located in the Western United States. These two groups represent HCA’s core operations and are typically located in urban areas that are characterized by highly integrated facility networks. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

      HCA’s senior management reviews geographic distributions of HCA’s revenues, EBITDA, depreciation and amortization and assets. EBITDA is defined as income before depreciation and amortization, interest expense, settlement with Federal government, gains on sales of facilities, impairment of investment securities, impairment of long-lived assets, investigation related costs, loss on retirement of debt, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of certain facilities to the Corporate and other group from the Eastern and Western Groups, of HCA’s revenues, equity in earnings of affiliates, EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Eastern Group	$9,895	$8,789	$8,021
Western Group	9,303	8,381	7,546
Corporate and other	531	783	1,103

	$19,729	$17,953	$16,670

Equity in earnings of affiliates:
Eastern Group	$(9)	$(16)	$(13)
Western Group	(196)	(153)	(101)
Corporate and other	(1)	11	(12)

	$(206)	$(158)	$(126)

EBITDA:
Eastern Group	$2,132	$1,907	$1,793
Western Group	2,051	1,705	1,402
Corporate and other	(282)	(191)	(18)

	$3,901	$3,421	$3,177

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For the Years Ended December 31,

	2002	2001	2000

Depreciation and amortization:
Eastern Group	$445	$450	$440
Western Group	432	439	430
Corporate and other	133	159	163

	$1,010	$1,048	$1,033

Segment EBITDA	$3,901	$3,421	$3,177
Segment Depreciation and amortization	1,010	1,048	1,033

Segment EBIT	2,891	2,373	2,144
Interest expense	446	536	559
Settlement with Federal government	603	262	840
Gains on sales of facilities	(6)	(131)	(34)
Impairment of investment securities	168	—	—
Impairment of long-lived assets	19	17	117
Investigation related costs	58	65	62
Loss on retirement of debt	—	28	—

Income before minority interests and income taxes	$1,603	$1,596	$600

	As of December 31,

	2002	2001

Assets:
Eastern Group	$7,046	$6,640
Western Group	6,866	6,711
Corporate and other	4,829	4,379

	$18,741	$17,730

			Corporate
	Eastern	Western	and
	Group	Group	Other	Total

Goodwill:
Balance at December 31, 2001	$915	$839	$230	$1,984
Acquisitions	13	11	8	32
Sales of facilities	(10)	(9)	(11)	(30)
Foreign currency translation	—	—	8	8

Balance at December 31, 2002	$918	$841	$235	$1,994

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — OTHER COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income are as follows (dollars in millions):

	Unrealized
	Gains on	Currency	Defined
	Available-for Sale	Translation	Benefit
	Securities	Adjustments	Plans	Total

Balance at December 31, 1999	$59	$(6)	$—	$53
Unrealized gains on available-for-sale securities, net of $41 of income taxes	73	—	—	73
Gains reclassified into earnings from other comprehensive income, net of $44 of income taxes	(79)	—	—	(79)
Currency translation adjustments, net of $5 of income taxes	—	5	—	5

Balance at December 31, 2000	53	(1)	—	52
Unrealized gains on available-for-sale securities, net of $4 of income taxes	6	—	—	6
Gains reclassified into earnings from other comprehensive income, net of $23 of income taxes	(40)	—	—	(40)

Balance at December 31, 2001	19	(1)	—	18
Unrealized losses on available-for-sale securities, net of $47 income tax benefit	(81)	—	—	(81)
Losses reclassified into earnings from other comprehensive income, net of $62 income tax benefit	108	—	—	108
Currency translation adjustments, net of $8 of income taxes	—	36	—	36
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balance at December 31, 2002	$46	$35	$(8)	$73

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — ACCRUED EXPENSES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

      A summary of other accrued expenses at December 31 follows (dollars in millions):

	2002	2001

Employee benefit plans	$165	$160
Workers compensation	36	39
Taxes other than income	139	151
Professional liability risks	358	318
Interest	92	84
Other	323	234

	$1,113	$986

      A summary of activity in HCA’s allowance for doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year-ended December 31, 2000	$1,567	$1,255	$(1,239)	$1,583
Year-ended December 31, 2001	1,583	1,376	(1,147)	1,812
Year-ended December 31, 2002	1,812	1,581	(1,348)	2,045

HCA INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions, except per share amounts)

	2002

	First	Second		Third		Fourth

Revenues	$4,873	$4,903		$4,929		$5,024
Net income (loss)	$385	$350	(a)	$200	(b)	$(102	)(c)
Basic earnings (loss) per share	$0.76	$0.68	(a)	$0.39	(b)	$(0.20	)(c)
Diluted earnings (loss) per share	$0.74	$0.66	(a)	$0.38	(b)	$(0.20	)(c)
Cash dividends	$0.02	$0.02		$0.02		$0.02
Market prices(g):
High	$44.45	$52.05		$48.61		$51.98
Low	37.35	43.30		39.62		36.21

	2001

	First		Second	Third		Fourth

Revenues	$4,501		$4,476	$4,438		$4,538
Reported net income	$326	(d)	$263	$256	(e)	$41	(f)
Adjusted net income	$343	(d)	$281	$273	(e)	$58	(f)
Basic earnings per share:
Reported net income	$0.60	(d)	$0.49	$0.50	(e)	$0.08	(f)
Adjusted net income	$0.63	(d)	$0.53	$0.53	(e)	$0.11	(f)
Diluted earnings per share:
Reported net income	$0.59	(d)	$0.48	$0.48	(e)	$0.08	(f)
Adjusted net income	$0.62	(d)	$0.52	$0.51	(e)	$0.11	(f)
Cash dividends	$0.02		$0.02	$0.02		$0.02
Market prices(g):
High	$44.16		$45.22	$47.28		$46.90
Low	33.93		35.60	41.20		36.44

(a)	Second quarter results include $18 million ($0.03 per basic and diluted share) of charges related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).
(b)	Third quarter results include $107 million ($0.21 per basic share and $0.20 per diluted share) of charges related to the impairment of investment securities (See NOTE 5 of the notes to consolidated financial statements).
(c)	Fourth quarter results include $418 million ($0.82 per basic and diluted share) of charges related to the settlement with Federal government and $4 million ($0.01 per basic and diluted share) of gains on sales of facilities. (See NOTES 2 and 3 of the notes to consolidated financial statements).
(d)	First quarter results include $4 million ($0.01 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(e)	Third quarter results include $68 million ($0.13 per basic and diluted share) of gains on sales of facilities and $10 million ($0.02 per basic and diluted share) of charges related to the impairment of long-lived assets (See NOTES 3 and 4 of the notes to consolidated financial statements).
(f)	Fourth quarter results include $17 million ($0.03 per basic and diluted share) related to the loss on retirement of debt, $4 million ($0.01 per basic and diluted share) of gains on sales of facilities and $165 million ($0.32 per basic share and $0.31 per diluted share) of charges related to the settlement with Federal government. (See NOTES 1, 2, and 3 of the notes to consolidated financial statements).
(g)	Represents high and low sales prices of the Company’s common stock which is traded on the New York Stock Exchange (ticker symbol HCA).