Form 10-Q
period 2003-03-31
HCA INC/TN
filed 2003-05-13
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2003

Voting common stock, $.01 par value	490,597,300 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

CONDENSED CONSOLIDATED INCOME STATEMENTS
HCA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
HCA INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Part II: Other Information
Item 1: Legal Proceedings
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-10 PERFORMANCE EQUITY INCENTIVE PROGRAM
EX-12 STATEMENT RE COMPUTATION OF EARNINGS
EX-99.1 CERTIFICATION OF CEO
EX-99.2 CERTIFICATION OF SVP AND CONTROLLER

HCA INC.

FORM 10-Q

March 31, 2003

		Page of
		Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2003 and 2002	3
	Condensed Consolidated Balance Sheets — March 31, 2003 and December 31, 2002	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits and Reports on Form 8-K	42
Signatures		44
Certifications		45

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters ended March 31, 2003 and 2002
Unaudited
(Dollars in millions, except per share amounts)

	2003	2002

Revenues	$5,273	$4,873

Salaries and benefits	2,096	1,930
Supplies	845	778
Other operating expenses	853	800
Provision for doubtful accounts	428	368
Insurance subsidiary losses on sales of investments	—	5
Equity in earnings of affiliates	(58)	(51)
Depreciation and amortization	261	244
Interest expense	114	121
Gains on sales of facilities	(74)	—
Investigation related costs	4	17

	4,469	4,212

Income before minority interests and income taxes	804	661
Minority interests in earnings of consolidated entities	39	35

Income before income taxes	765	626
Provision for income taxes	296	241

Net income	$469	$385

Per share data:
Basic earnings per share	$0.92	$0.76
Diluted earnings per share	$0.90	$0.74
Cash dividends per share	$0.02	$0.02

Shares used in earnings per share calculations (in thousands):
Basic	511,287	508,411
Diluted	522,361	521,588

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,090	$161
Accounts receivable, less allowance for doubtful accounts of $2,140 and $2,045	2,969	2,788
Inventories	462	462
Deferred income taxes	577	568
Other	328	526

	5,426	4,505
Property and equipment, at cost	17,211	16,800
Accumulated depreciation	(7,287)	(7,079)

	9,924	9,721
Investments of insurance subsidiary	1,427	1,355
Investments in and advances to affiliates	659	679
Goodwill	1,982	1,994
Deferred loan costs	70	67
Other	397	420

	$19,885	$18,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$809
Accrued salaries	413	438
Other accrued expenses	1,120	1,113
Government settlement accrual	933	933
Long-term debt due within one year	623	446

	3,838	3,739
Long-term debt	7,092	6,497
Professional liability risks	1,221	1,193
Deferred income taxes and other liabilities	1,046	999
Minority interests in equity of consolidated entities	647	611
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 512,032,900 shares in 2003 and 514,176,000 shares in 2002	5	5
Capital in excess of par value	2	93
Other	6	6
Accumulated other comprehensive income	44	73
Retained earnings	5,984	5,525

	6,041	5,702

	$19,885	$18,741

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2003 and 2002
Unaudited
(Dollars in millions)

	2003	2002

Cash flows from operating activities:
Net income	$469	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	428	368
Depreciation and amortization	261	244
Income taxes	292	256
Gains on sales of facilities	(74)	—
Changes in operating assets and liabilities	(685)	(657)
Other	64	13

Net cash provided by operating activities	755	609

Cash flows from investing activities:
Purchase of property and equipment	(464)	(378)
Acquisition of hospitals and health care entities	(9)	(6)
Disposition of hospitals and health care entities	115	28
Change in investments	(74)	11
Other	(12)	1

Net cash used in investing activities	(444)	(344)

Cash flows from financing activities:
Issuance of long-term debt	509	—
Net change in revolving bank credit facility	275	(346)
Repayment of long-term debt	(21)	—
Payment of cash dividends	(10)	(10)
Repurchases of common stock	(148)	—
Issuances of common stock	18	68
Other	(5)	—

Net cash provided by (used in) financing activities	618	(288)

Change in cash and cash equivalents	929	(23)
Cash and cash equivalents at beginning of period	161	85

Cash and cash equivalents at end of period	$1,090	$62

Interest payments	$70	$93
Income tax payments (refunds), net	$4	$(15)

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2003, these affiliates owned and operated 173 hospitals, 74 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/ 50 joint ventures that own and operate six hospitals and four freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 22 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

     Stock-based Compensation

      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.

      HCA determined the pro forma net income and earnings per share as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based upon fair values at the grant

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Stock-based Compensation (continued)

dates. These pro forma amounts are as follows for the respective quarters ended March 31 (dollars in millions, except per share amounts):

	Quarter

	2003	2002

Net income:
As reported	$469	$385
Stock-based employee compensation expense determined under a fair value method, net of income taxes	26	13

Pro forma	$443	$372

Basic earnings per share:
As reported	$0.92	$0.76
Pro forma	$0.87	$0.73
Diluted earnings per share:
As reported	$0.90	$0.74
Pro forma	$0.85	$0.71

      The weighted average fair values of HCA’s stock options granted in 2003 and 2002 were $13.58 and $13.29 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter

	2003	2002

Risk-free interest rate	2.62%	2.16%
Expected volatility	37%	37%
Expected life, in years	4	4
Expected dividend yield	0.19%	0.18%

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

     Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

     Recent Pronouncements (continued)

interest entity was established. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements.

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

      On March 28, 2002, HCA announced that it had reached an understanding with the Centers for Medicare and Medicaid Services (“CMS”) to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”) and execution of a definitive written agreement.

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

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the DOJ to recommend an agreement whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The DOJ Understanding would result in the dismissal of several qui tam actions brought by private parties. On May 7, 2003, the DOJ announced final approval of the DOJ Understanding and the CMS Understanding. The DOJ Understanding is subject to court approval, which has not yet been obtained, and any of the private parties who brought forth the actions could object to the DOJ Understanding and have those objections considered by the Federal District Court of the District of Columbia. Were the DOJ Understanding to be approved, it would effectively end the DOJ investigation of the Company that was first made public in 1997. However, the DOJ Understanding would not affect qui tam cases in which the government has not intervened. The CIA previously entered into by the Company would remain in effect. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve

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

      While management remains unable to predict the outcome of the investigations and litigation or the initiation of any additional investigations or litigation, if HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 9 — Contingencies and Part II, Item 1: Legal Proceedings.

      During the respective quarters ended March 31, 2003 and 2002, HCA recorded $4 million and $17 million of professional fees in connection with the governmental investigations. The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During the first quarter of 2003, HCA recognized a net pretax gain of $74 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital. Proceeds from the sales were used to repay bank borrowings.

      During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City, Missouri. The acquisition included 11 consolidating hospitals and one hospital operated through a management agreement. As previously announced during the fourth quarter of 2002, the entire Health Midwest system was valued at $1.125 billion, including approximately $183 million of debt and leases assumed by HCA. The leases are for Overland Park Regional Medical Center and Independence Regional Health Center, both owned by Triad Hospitals, Inc. (Triad was spun off from HCA in May 1999.) Entities originally included in the valuation of the transaction, but subsequently excluded, were valued at $87 million. As a result, the aggregate cash paid by HCA at closing was $855 million. HCA has committed to make $450 million in capital investments in the Kansas City market during the next five years. The acquisition of the Health Midwest system was recorded under the purchase method of accounting and as a result, the results of operations of the Health Midwest system will be consolidated with those of HCA beginning on April 1, 2003.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 — INCOME TAXES

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The IRS is claiming an additional $325 million in income taxes and interest through March 31, 2003.

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

NOTE 5 — EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards, using the treasury stock method.

      The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 (dollars in millions, except per share amounts and shares in thousands):

	Quarter

	2003	2002

Net income	$469	$385
Weighted average common shares outstanding	511,287	508,411
Effect of dilutive securities:
Stock options	9,122	11,764
Other	1,952	1,413

Shares used for diluted earnings per share	522,361	521,588

Earnings per share:
Basic earnings per share	$0.92	$0.76
Diluted earnings per share	$0.90	$0.74

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at March 31, 2003 follows (dollars in millions):

	March 31, 2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$4	$—	$—	$4
States and municipalities	884	63	—	947
Mortgage-backed securities	74	3	2	75
Corporate and other	73	4	—	77
Money market funds	112	—	—	112
Redeemable preferred stocks	4	—	—	4

	1,151	70	2	1,219

Equity securities:
Perpetual preferred stocks	7	—	—	7
Common stocks	530	9	38	501

	537	9	38	508

	$1,688	$79	$40	1,727

Amounts classified as current assets				(300)

Investment carrying value				$1,427

      The fair value of investment securities is generally based on quoted market prices.

      At March 31, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 381 equity positions at March 31, 2003, with 150 positions reflecting unrealized gains and 231 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $7 million). None of the equity positions with unrealized losses at March 31, 2003 represent situations where there is a continuous decline from cost for more than six months. The equity positions (including those with unrealized losses) at March 31, 2003, are not concentrated in any particular industries.

NOTE 7 —	LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring April 2006. As of March 31, 2003, HCA had $375 million outstanding under the Credit Facility.

      As of March 31, 2003, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2003, HCA was in compliance with all such covenants.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. Proceeds from the notes were used for general corporate purposes. Of the $1.5 billion available under HCA’s shelf registration statement filed in May 2002, $1.0 billion has been issued at March 31, 2003.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 —	STOCK REPURCHASE PROGRAMS

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During the first quarter of 2003, HCA made open market purchases of 3.7 million shares for $148 million.

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

NOTE 10 —	COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2003 and 2002 are as follows (in millions):

	Quarter

	2003	2002

Net income	$469	$385
Unrealized gains (losses) on available-for-sale securities	(18)	8
Currency translation adjustments	(11)	(3)

Comprehensive income	$440	$390

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 10 —	COMPREHENSIVE INCOME (Continued)

      The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

	March 31,	December 31,
	2003	2002

Net unrealized gains on available-for-sale securities	$28	$46
Currency translation adjustments	24	35
Defined benefit plans	(8)	(8)

Accumulated other comprehensive income	$44	$73

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended March 31, 2003 and 2002, approximately 29% of the Company’s revenues related to patients participating in the Medicare program.

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

      EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, investigation related costs, minority interests and income taxes. HCA uses EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates, EBITDA and depreciation and amortization, as well as a reconciliation of EBITDA to income before minority interests and income taxes, are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,

	2003	2002

Revenues:
Eastern Group	$2,671	$2,486
Western Group	2,461	2,258
Corporate and other	141	129

	$5,273	$4,873

Equity in earnings of affiliates:
Eastern Group	$(2)	$(3)
Western Group	(54)	(49)
Corporate and other	(2)	1

	$(58)	$(51)

EBITDA:
Eastern Group	$609	$580
Western Group	551	523
Corporate and other	(51)	(60)

	$1,109	$1,043

Depreciation and amortization:
Eastern Group	$112	$107
Western Group	113	106
Corporate and other	36	31

	$261	$244

EBITDA	$1,109	$1,043
Depreciation and amortization	261	244
Interest expense	114	121
Gains on sales of facilities	(74)	—
Investigation related costs	4	17

Income before minority interests and income taxes	$804	$661

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the ability to enter into definitive written agreements with regard to, and to consummate, the understandings with attorneys of the Civil Division of the Department of Justice and the Centers for Medicare and Medicaid Services (“CMS”) and obtain court approval thereof, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs (including currently proposed changes to Medicare outlier payments) that may impact reimbursements to health care providers and insurers, (v) changes in Federal, state or local regulations affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payments, (xvii) the ability to implement HCA’s shared services and other initiatives and realize decreases in administrative, supply and infrastructure costs, (xviii) the ability to develop and implement the financial enterprise resource planning (“ERP”) and millennium accounts receivable system (“MARS”) information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xix) the outcome of pending and any future tax audits, appeals, and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) the ability to achieve expected levels of patient volumes and control the costs of providing services, (xxii) the ability to successfully integrate the operations of Health Midwest and fund expected capital improvements, (xxiii) increased reviews of the Company’s cost reports, (xxiv) the impact of the proposed charity care policy changes, (xxv) the ability to complete and the impact of the share repurchase programs, and (xxvi) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”) and execution of a definitive written agreement.

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

      In December 2002, HCA reached an understanding with attorneys for the Civil Division of the DOJ to recommend an agreement whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Understanding”) in exchange for a payment of $631 million, with interest accruing from February 3, 2003 to the payment date at a rate of 4.5%. The DOJ Understanding would result in the dismissal of several qui tam actions brought by private parties. On May 7, 2003, the DOJ announced final approval of the DOJ Understanding and the CMS Understanding. The DOJ Understanding is subject to court approval, which has not yet been obtained, and any of the private parties who brought forth the actions could object to the DOJ Understanding and have those objections considered by the Federal District Court of the District of Columbia. Were the DOJ Understanding to be approved, it would effectively end the DOJ investigation of the Company that was first made public in 1997. However, the DOJ Understanding would not affect qui tam cases in which the government has not intervened. The CIA previously entered into by the Company would remain in effect. The Company also reached an agreement in principle with a negotiating team representing states that may have similar claims against the Company. Under this agreement, the Company would pay $17.5 million to state Medicaid agencies to resolve any such claims. In addition, the Company has accrued $35 million as an estimation of its legal obligation to pay reasonable legal fees of the private parties. As a result of this settlement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

      While management remains unable to predict the outcome of the investigations and litigation or the initiation of any additional investigations or litigation, if HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 2 — Investigations and Settlement of Certain Government Claims and Note 9 — Contingencies in the notes to condensed consolidated financial statements, and Part II, Item 1: Legal Proceedings.

Business Strategy

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA has instituted a number of patient safety initiatives, including bar coding, computerized physician order entry and quality audits, and identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients.

•	Commitment to Ethics and Compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets and invest capital in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region. This should enable these local health care networks to effectively contract with managed care and other payers, and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency rooms, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services and other initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented various leadership and career development programs; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market through the consolidation of hospitals’ back office functions such as billings and collections and standardizing and upgrading financial, human resources and patient accounting systems (ERP and MARS).

•	Recruit, develop and maintain relationships with physicians: HCA actively recruits physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      Same facility admissions for the Company declined 0.4% in the first quarter of 2003 compared to the first quarter of 2002. This decline was the result of several factors, including a light flu season and the closure of 17 skilled nursing units and seven obstetric units. If the effect of these factors was excluded, same facility admissions would have increased 1.7% for the quarter ended March 31, 2003.

      Contract disputes with managed care payers in Houston, Texas and Tennessee also contributed to the decline in same facility admissions. During the first quarter of 2003, admissions declined by approximately 2,200 due to these contracts not being renewed. The Houston contract terminated during April of 2002, and the Tennessee contract ended during the first quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

      Admissions related to Medicare, managed care and other discounted plans, and Medicaid and self pay for the quarters ended March 31, 2003 and 2002 are set forth below.

	Quarter

	2003	2002

Medicare	40%	40%
Managed care and other discounted plans	45	45
Medicaid and self pay	15	15

	100%	100%

      HCA also experienced declines in outpatient volumes. Same facility outpatient surgeries declined 2.9% in the first quarter of 2003 when compared to the same quarter of 2002. Important factors affecting outpatient surgeries were increased competition from physician owned specialty hospitals and physician owned freestanding surgery centers, managed care contracts which were not renewed in Houston, Texas and Tennessee, and physician factors such as physicians who retired or left states in which the Company’s hospitals are located (generally West Virginia and Florida) due to rising malpractice rates for physicians.

      Managed care plan provisions that are structured to influence patients to utilize outpatient or alternative delivery services as well as competition from physician owned specialty hospitals or freestanding surgery centers are expected to present ongoing challenges. To maintain and improve its operating margins in future periods, HCA must increase patient volumes while controlling the cost of providing services.

      Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiatives. HCA also expects to increase its participation in the development of physician partnerships for outpatient services in selected markets.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 9.6% and 9.3%, for the quarters ended March 31, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, managed care and other discounted plans, and Medicaid and self pay for the quarters ended March 31, 2003 and 2002 are set forth below:

	Quarter

	2003	2002

Medicare	38%	39%
Managed care and other discounted plans	49	48
Medicaid and self pay	13	13

	100%	100%

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

      HCA has recorded $70 million and $78 million of revenues related to Medicare operating outlier cases for the quarters ended March 31, 2003 and 2002, respectively. These amounts represent 4.6% and 5.5% of Medicare revenues and 1.3% and 1.6% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods. Future Medicare outlier payments may be materially, adversely affected by: (a) the March 2003 CMS proposed rules relating to outlier payments; (b) changes in Medicare regulations; (c) changes to the methodology utilized by CMS to compute outlier payments; and (d) updates of the cost-to-charges ratios used in the computation of HCA’s outlier payments. HCA is unable to predict whether there will be any changes to the provisions of the proposed CMS outlier rule when it is ultimately finalized, when the new rule will become effective or what, if any, updates will be made to the outlier payment provisions for the Federal fiscal year beginning October 1, 2003. However, if the proposed outlier payment provisions are finalized as currently proposed and the Company does not experience changes in Medicare patient acuity levels, then the Company’s monthly revenue from outlier payments may be reduced by up to $12 million.

      In March 2003, HCA announced plans to change its policies related to uninsured patients to provide financial relief to more of its charity patients and needs-based discounts to uninsured patients who receive non-elective care at its hospitals. The planned changes to charity care policies would allow patients treated at an HCA hospital for non-elective care who have income at or below 200% of the Federal poverty level to be eligible for charity care, a standard HCA estimates 70% of its hospitals have already been using. The Federal poverty level is established by the Federal government and is based on income and family size. HCA would also implement a sliding scale of discounts for uninsured patients with income between 200% and 400% of the Federal poverty level. HCA has submitted its plans to CMS and asked it to rule that the financial relief offered under the proposed program will not adversely affect HCA’s payments from the Medicare program. Implementation of the proposed policies is conditioned on receiving a favorable CMS ruling and will be applied to services provided subsequent to the receipt of CMS approval.

      The Company estimates that had all of these policy changes been in effect for its year ended December 31, 2002, pretax income and EPS would have been reduced by approximately $25 million and $0.03 per diluted share, respectively. Additionally, these policy changes will result in certain amounts that had previously been reported as bad debt expense to being recorded as revenue reductions in future periods. The Company estimates the impact for the year ended December 31, 2002 would have been a reduction in net revenue of approximately $325 million to $375 million, as well as a corresponding reduction to bad debt expense of $300 million to $350 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters ended March 31, 2003 and 2002 (dollars in millions, except per share amounts):

	Quarter

	2003		2002

	Amount	Ratio	Amount	Ratio

Revenues	$5,273	100.0	$4,873	100.0

Salaries and benefits	2,096	39.8	1,930	39.6
Supplies	845	16.0	778	16.0
Other operating expenses	853	16.2	800	16.3
Provision for doubtful accounts	428	8.1	368	7.6
Insurance subsidiary losses on sales of investments	—	—	5	0.1
Equity in earnings of affiliates	(58)	(1.1)	(51)	(1.0)
Depreciation and amortization	261	4.8	244	5.0
Interest expense	114	2.2	121	2.5
Gains on sales of facilities	(74)	(1.4)	—	—
Investigation related costs	4	0.1	17	0.3

	4,469	84.7	4,212	86.4

Income before minority interests and income taxes	804	15.3	661	13.6
Minority interests in earnings of consolidated entities	39	0.8	35	0.7

Income before income taxes	765	14.5	626	12.9
Provision for income taxes	296	5.6	241	5.0

Net income	$469	8.9	$385	7.9

Basic earnings per share	$0.92		$0.76
Diluted earnings per share	$0.90		$0.74

% changes from prior year(a):
Revenues	8.2%		8.3%
Income before income taxes	22.1		15.5
Net income	21.6		12.4
Basic earnings per share	21.1		20.6
Diluted earnings per share	21.6		19.4
Admissions(b)	(0.7)		(1.1)
Equivalent admissions(c)	(1.2)		(0.5)
Revenue per equivalent admission	9.6		8.8
Same facility % changes from prior year(d):
Revenues	8.6		11.1
Admissions(b)	(0.4)		0.9
Equivalent admissions(c)	(0.9)		1.7
Revenue per equivalent admission	9.6		9.3

(a)	Income and earnings per share amounts for 2001 are based upon adjusted net income (excludes goodwill amortization, net of taxes).
(b)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(c)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(d)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2003 and 2002

      Income before income taxes increased 22.1% from $626 million in the first quarter of 2002 to $765 million in the first quarter of 2003. Income before taxes excluding $74 million of gains on the sales of facilities in 2003 and $4 million and $17 million of investigation related costs in the first quarters of 2003 and 2002, respectively, increased 8.1%. These results did not meet the Company’s expectations for the first quarter of 2003.

      For the first quarter of 2003, same facility admissions decreased by 0.4% compared to the same period last year. Same facility equivalent admissions, a measure of combined inpatient and outpatient volume, declined by 0.9% from the first quarter of 2002. These decreases reflect decreases in inpatient volume due to a weak flu season, a decline in skilled nursing admissions related to the closure of 17 skilled nursing units since the first quarter of 2002, the closing of obstetrics services in seven hospitals since the first quarter of 2002 and certain managed care contracts in Houston, Texas and Tennessee not being renewed. Pulmonary/flu related admissions decreased by 9.4% from the same quarter a year ago. Births at the Company’s hospitals decreased by 1.9% for the first quarter of 2003 compared to the same quarter in 2002, while same facility births, which exclude the obstetrics units which closed subsequent to the first quarter of 2002, increased by 1.6%. The Company believes the weaker than expected outpatient volumes reflect several factors the most significant of which is increasing competition for outpatient services in a number of the Company’s markets. Other factors include the light flu season, adverse weather conditions in certain markets, managed care dynamics and the economy.

      Salaries and benefits increased, as a percentage of revenues, to 39.8% in the first quarter of 2003 from 39.6% in the same quarter of 2002. The increase, as a percentage of revenues, was due to the lower than anticipated volumes.

      Supplies remained relatively flat as a percentage of revenues. Rising supply costs, particularly in the pharmaceutical, orthopedic and cardiac areas, continue to be a challenge for the Company.

      Other operating expenses, as a percentage of revenues, decreased to 16.2% in the first quarter of 2003 compared to 16.3% in the first quarter of 2002. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature.

      Provision for doubtful accounts, as a percentage of revenues, increased to 8.1% in the first quarter of 2003 from 7.6% in the first quarter of 2002. The effect of rate increases to gross charges on a small component of the Company’s overall business, primarily self pay and the uninsured, has resulted in an increase in the provision for doubtful accounts, as measured as a percent of revenues. This increase results because the revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay. The Company expects that the proposed charity care policy changes would reduce the provision for doubtful accounts as a percent of revenues.

      Insurance subsidiary losses on sales of investments of $5 million in the first quarter of 2002 consist of realized net losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates increased from $51 million in the first quarter of 2002 to $58 million in the first quarter of 2003 due to improved operations at joint ventures accounted for under the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2003 and 2002 (continued)

      Depreciation and amortization decreased, as a percentage of revenues, to 4.8% in the first quarter of 2003 from 5.0% in the first quarter of 2002 due to the fixed nature of theses costs combined with increases in revenues of 8.2% in the first quarter of 2003 compared to the first quarter of 2002.

      Interest expense decreased to $114 million in the first quarter of 2003 from $121 million in the first quarter of 2002 due to a decrease in interest rates during 2003 compared to 2002.

      During 2003, HCA recognized a pretax gain of $74 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital. Proceeds from the sales were used to repay bank borrowings.

      During the first quarters of 2003 and 2002, respectively, HCA incurred $4 million and $17 million of professional fees (legal and accounting) related to the governmental investigations.

      Minority interests increased from $35 million for the first quarter of 2002 to $39 million for the first quarter of 2003 due to improved operations at certain of HCA’s joint ventures.

      The Company’s results of operations for the second quarter of 2003 will include the operations of the Health Midwest system that was acquired on April 1, 2003.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $755 million in the first quarter of 2003 compared to $609 million in the first quarter of 2002. Working capital totaled $1.588 billion at March 31, 2003 and $766 million at December 31, 2002. On March 31, 2003, cash and cash equivalents were $1.090 billion in anticipation of the completion of the Health Midwest acquisition on April 1, 2003.

      Cash used in investing activities was $444 million in the first quarter of 2003 compared to $344 million in the first quarter of 2002. Excluding acquisitions, capital expenditures were $464 million in 2003 and $378 million in 2002. Annual planned capital expenditures in 2003 and 2004 are expected to approximate $2.0 billion and $2.1 billion, respectively. At March 31, 2003, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.6 billion. During April of 2002, HCA completed the acquisition of the Health Midwest system in Kansas City, Missouri. The aggregate cash paid by HCA at closing was approximately $855 million. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($1.204 billion available as of April 30, 2003) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $1.727 billion and $1.655 billion at March 31, 2003 and December 31, 2002, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $300 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $250 million and $265 million at March 31, 2003 and December 31, 2002, respectively, are included in other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

      Cash provided by financing activities totaled $618 million during the first quarter of 2003 compared to cash used in financing activities of $288 million during the first quarter of 2002. During the first quarter of 2003, HCA accessed the Credit Facility and the public debt market to raise capital, primarily to fund the Health Midwest acquisition.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. Of the $1.5 billion available under HCA’s shelf registration statement filed in May 2002, $1 billion has been issued at April 30, 2003.

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”) which includes the Credit Facility has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of April 30, 2003, HCA was in compliance with all such covenants.

      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock. HCA expects to repurchase its shares from time-to-time through open market purchases or privately negotiated transactions.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA made open market purchases during 2002 of 6.2 million shares for $282 million, and during the first quarter of 2003, 3.7 million shares for $148 million. In April 2003, HCA made open market purchases of 0.5 million shares for $15 million. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

      During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing in an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million of HCA shares in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received 16.8 million shares of the Company’s common stock. The quarterly return on the financial institution’s investment, based on LIBOR plus 87.5 basis points return rate was recorded as minority interest expense during 2002.

      In connection with the share repurchase programs, HCA entered into a Letter of Credit Agreement with the DOJ in 1999. Upon the Company making the payments provided under the DOJ Understanding, the Company would no longer have any remaining obligation to maintain letters of credit with the DOJ.

      HCA is implementing initiatives to standardize and upgrade its patient accounting, financial and human resources information systems. The most significant information system initiative currently in process is the internal development of a new patient accounting (revenue and accounts receivable) information system. The millennium accounts receivable system (“MARS”) is being developed by a team of HCA personnel and external consultants. Management estimates that the MARS project will require total expenditures of approximately $400 million to develop and install. At March 31, 2003, project-to-date costs incurred were $115.4 million ($106.0 million of the costs incurred have been capitalized and $9.4 million have been expensed). Management expects that the software system development will be completed during 2004 and that system testing, data conversion and installation will continue through 2007. The internal development of a software system of this magnitude is a complex and time-consuming process that requires long development and testing periods. Revisions or enhancements may be identified that are not currently included in the project scope and could extend the project development timing and cost. HCA is also in the process of implementing an enterprise resource planning (“ERP”) system to replace its financial and human resources information systems and reporting process. The ERP system is designed to improve the integration among the Company’s various software systems and allow for more efficient collecting, sharing and analyzing of data. The ERP

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

system should provide more flexibility to format reports to fit facilities’ needs and allow employees to use their personal computers to gather and analyze information. Management estimates that the ERP project will require total expenditures of approximately $330 million to develop and install. At March 31, 2003, project-to-date costs incurred were $169.8 million ($103.8 million of the costs incurred have been capitalized and $66.0 million have been expensed). Management expects that the ERP system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of MARS and/or ERP will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.219 billion and $508 million, respectively, at March 31, 2003. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, due to a continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered “other-than-temporary”. HCA recorded an impairment charge on the identified investment securities of $168 million. The declines in fair value and any resulting losses incurred on sales of the securities on which the impairment charge was recorded do not present a current liquidity concern to the Company, as professional liability claim payments, net of reinsurance recoveries, during the next twelve months are estimated to be approximately $300 million and $1.727 billion of investment securities are available. However, if the insurance subsidiary were to continue to experience market declines in its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary”. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At March 31, 2003, HCA had a net unrealized gain of $39 million on the insurance subsidiary’s investment securities.

      HCA is also exposed to market risk related to changes in interest rates on its indebtedness, and HCA periodically enters into interest rate swap agreements to manage its exposure to these fluctuations. HCA’s interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. HCA’s credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Market Risk (continued)

settled on a net basis. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.

      With respect to HCA’s interest-bearing liabilities, approximately $1.8 billion of long-term debt at March 31, 2003 is subject to variable rates of interest, while the remaining balance in long-term debt of $5.9 billion at March 31, 2003 is subject to fixed rates of interest. Both the general level of interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rate. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed on which interest is payable at LIBOR plus 1.9% to 2.4%. Due to decreases in LIBOR and the improvement in the Company’s credit rating, the average rate for the Company’s Credit Facility decreased from 2.6% for the quarter ended March 31, 2002 to 2.0% for the quarter ended March 31, 2003, and the average rate for the Company’s term loans decreased from 2.9% for the quarter ended March 31, 2002 to 2.3% for the quarter ended March 31, 2003. The estimated fair value of HCA’s total long-term debt was $8.1 billion at March 31, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $18 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates. Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting income taxes and related interest, proposed by the IRS for prior years, aggregating approximately $325 million as of March 31, 2003. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 4 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2003	2002

CONSOLIDATING
Number of hospitals in operation at:
March 31	173	175
June 30		175
September 30		175
December 31		173
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30		75
September 30		74
December 31		74
Licensed hospital beds at(a):
March 31	39,898	40,054
June 30		39,930
September 30		40,056
December 31		39,932
Weighted average licensed beds(b):
Quarter:
First	39,957	40,079
Second		39,844
Third		39,998
Fourth		40,020
Year		39,985
Average daily census(c):
Quarter:
First	22,524	22,897
Second		21,185
Third		20,883
Fourth		21,099
Year		21,509
Admissions(d):
Quarter:
First	404,500	407,300
Second		391,400
Third		392,400
Fourth		391,700
Year		1,582,800
Equivalent admissions(e):
Quarter:
First	587,300	594,700
Second		584,200
Third		585,200
Fourth		575,300
Year		2,339,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.1
Second		4.9
Third		4.9
Fourth		5.0
Year		5.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2003	2002

Emergency room visits(g):
Quarter:
First	1,216,200	1,206,900
Second		1,198,000
Third		1,211,900
Fourth		1,186,000
Year		4,802,800
Outpatient surgeries(h):
Quarter:
First	194,600	202,000
Second		206,500
Third		201,400
Fourth		200,000
Year		809,900
NON-CONSOLIDATING(i)
Number of hospitals in operation at:
March 31	6	6
June 30		6
September 30		6
December 31		6
Number of freestanding outpatient surgical centers in operation at:
March 31	4	3
June 30		5
September 30		4
December 31		4
Licensed hospital beds at:
March 31	2,093	2,063
June 30		2,063
September 30		2,047
December 31		2,047

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

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

      On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Understanding”). The CMS Understanding provides that HCA would pay CMS $250 million with respect to these matters. The CMS Understanding was reached as a means to resolve all outstanding appeals and more than 2,600 HCA cost reports for cost report periods ended on or before July 31, 2001, many of which CMS has yet to audit. The CMS Understanding is subject to approval by the Department of Justice (“DOJ”) and execution of a definitive written agreement.

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

      The DOJ Understanding would result in the dismissal of the Alderson, Schilling, Thompson, Mroz, King, Parslow and Lanni cases described below in their entirety. In addition, the claims brought by the relator in the Pogue case would be dismissed, as would the Government’s claims in the Marine case described below. On May 7, 2003, the DOJ announced final approval of the DOJ Understanding and the CMS Understanding. The DOJ Understanding is subject to court approval, which has not yet been obtained. Any of the relators in the matters described above could object to the proposed settlement and have those objections considered by the Federal District Court of the District of Columbia. The DOJ Understanding, if approved, would effectively end the DOJ’s investigation of the Company that was first made public in 1997. The qui tam cases described below in which the government has not intervened, other than the Pogue case as noted, would not be affected by the DOJ Understanding. The CIA previously entered into by the Company would remain in effect.

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

Lawsuits

Qui Tam Actions

      Several qui tam actions have been brought by relators on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. §3729, et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,500 or more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. In many instances there are additional common law claims.

      In February 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation (“MDL”) seeking to transfer and consolidate, pursuant to 28 U.S.C. §1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia.

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

      In December 1998, the U.S. District for the Middle District of Florida unsealed United States ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B. The case alleges violations of the False Claims Act, also concerning cost report issues. On December 30, 1998, the government intervened in this case and on March 15, 2001 the government served an amended complaint on the Company. Certain claims alleging home health issues have been dismissed as being covered by the Civil Agreement. The Company filed an answer and counterclaim in response to the complaint. The counterclaim seeks payment which includes, but is not limited to, certain amounts owed to the Company, with interest, for outstanding cost reports not settled by the government dating back to cost report years ended in 1994 and thereafter. The government has filed a motion to dismiss the counterclaim. In addition, the relator has served a complaint to preserve certain non-intervened claims. Discovery regarding all claims began in August 2001 and depositions commenced in the fall of 2002. The government has filed a motion to consolidate the case with United States ex rel. Alderson v. Columbia/HCA, which the Company has opposed. This matter is included in the proposed settlement.

      In December 1997, United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida. In general, the case alleges that the Company engaged in improper cost shifting between facilities to improperly maximize reimbursement and then filing false claims on its cost reports. The government intervened on February 11, 2000. On March 15, 2001, the government withdrew its intervention on certain claims and served the complaint on the Company. The Company filed an answer to the complaint on May 14, 2001. The relator has served a complaint to preserve its non-intervened counts, and the Company filed an answer on June 15, 2001. The Company also moved to dismiss the relator’s claims. On February 6, 2003, the non-intervened claims were dismissed; however, the relator has filed a motion asking the court to reconsider the dismissal. This matter is included in the proposed settlement regarding the intervened claims.

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

3. Curative Health Services Cases

      In June of 1998, the case United States of America ex rel. Joseph “Mickey” Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F was filed, in the Middle District of Florida, Tampa Division. The court unsealed the relator’s complaint on April 9, 1999. The government has intervened in this lawsuit and served its own complaint on the Company on March 15, 2001. The relator subsequently dismissed from his complaint all causes of action not alleged in the government’s complaint. This qui tam action alleges that the Company submitted false claims relating to contracts with Curative Health Services, Incorporated (“Curative”) for the management of certain wound care centers. The complaint further alleges that the claims for reimbursement of management fees paid to Curative violated the Anti-kickback Statute. The Company filed an answer to the complaint on May 14, 2001. On October 25, 2001, the relator filed a motion to use certain documents that the Company maintains are subject to the attorney-client privilege and/or the attorney work product protection in the prosecution of his case. This issue has been fully briefed by the relator and the Company, and the government filed a Statement of Interest on the issue. This matter is included in the proposed settlement.

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

      In 1999, the Company was made aware that the case of United States ex rel. Tonya M. Atchison v. Col/HCA Healthcare, Inc., El Paso Healthcare System, Ltd. Columbia West Radiology Group, P.A. West Texas Radiology Group, Rio Grande Physicians’ Services Inc., El Paso Nurses Unlimited Inc., El Paso Healthcare Systems Limited, and El Paso Healthcare Systems United Partnership, No. EP 97-CA234, was unsealed in the U.S. District Court for the Western District of Texas. In general, the complaint alleges that the defendants submitted false claims regarding the three day DRG payment window rule, cost reports and central business office billings, wrote off bad debt on international patients, inflated financial information on the sale of a hospital, improperly billed pharmacy charges and radiology charges, improperly billed skilled nursing facility charges, improperly accounted for discounts and rebates, improperly billed certified first assistants in surgery, home health visits, senior health centers, diabetic treatment and wound care centers. In 1997, the relator also filed a second suit, United States ex rel. Atchison v. Columbia/HCA Healthcare, Inc., Civ. Action No. 3-97-0571 (M.D. Tenn.) in the United States District Court for the Middle District of Tennessee alleging the same violations. The relator served both complaints in March 2001. On June 5, 2001, the Company filed a motion to extend the time for responding to the duplicative complaints until such time as relator elects which complaint she intends to pursue. On December 20, 2002, the court granted the Company’s motion and ordered the relator to dismiss the Texas action. The relator filed an amended complaint in the Tennessee action. The Company moved to dismiss the amended complaint on March 14, 2003. On March 31, 2003, the court entered an order dismissing both of these cases with prejudice as to the relator and without prejudice as to the United States.

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

      The defendants filed a motion to dismiss the McCall lawsuit. In September 1999, the District Court entered an order granting the defendants’ motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. In February 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court. In April 2001, the Sixth Circuit denied defendants’ motion for rehearing, or certification to the Delaware Supreme Court. In July 2001, the trial court issued a second case management order. The parties have reached a settlement in principle that was approved by the HCA Board of Directors on January 30, 2003. The settlement was presented to the court on February 27, 2003 and received preliminary approval. Notice of the settlement by mail to shareholders and by publication occurred in March 2003. Following a notice period, final court approval will be requested on June 3, 2003. The McCall settlement is conditioned on the dismissal of the other derivative claims, and HCA intends to seek their dismissal either voluntarily or by court order.

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

Patient/ Payer Actions and Other Class Actions

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

      The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/ HCA Healthcare Corporation was initially filed as a motion to intervene in the Brown matter (above) in October 1997 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. The court denied Jackson’s motion on December 19, 1997, and Jackson subsequently filed a complaint in the same state court on December 23, 1997, Case No. 97-011419-AI. This suit seeks certification of a national class of persons or entities who were allegedly overcharged for medical services by the Company through an alleged practice of systematically and unlawfully inflating prices, concealing its practice of inflating prices, and engaging in, and concealing, a uniform practice of overbilling. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. This suit seeks damages on behalf of the plaintiff and individual members of the class as well as interest, attorneys’ fees and costs. In January 1998, the case was removed to the United States District Court, Southern District of Florida, Case No. 98-CIV-8050. In February 1998, Jackson filed an amended complaint, and the case was remanded to state court. The Company has filed motions in response to the amended complaint, which are pending. Jackson moved to transfer the case to the judge handling the Brown case but the motion to transfer was denied on April 8, 1999. The court entered an order dismissing the case for lack of prosecution on June 1, 2000. The plaintiff filed a showing of good cause on June 28, 2000. A hearing was held on July 18, 2000, after which the court entered an order requiring that the action remain pending. There has been no activity in the case since July 2000. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/ HCA Healthcare Corporation, et al. was filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679. This lawsuit seeks certification of a national class comprised of all individuals and entities who paid or were responsible for payment of any portion of a bill for medical care or treatment provided by the Company and alleges, among other things, that the Company engaged in billing fraud by excessively billing patients for services rendered, billing patients for services not rendered or not medically necessary, uniformly using improper codes to report patient diagnoses, and improperly and illegally recruiting doctors to refer patients to the Company’s hospitals. The proposed class is broad enough to encompass all private payers, including individuals, insurers and health and welfare plans. The suit seeks damages, interest, attorneys’ fees, costs and expenses. In addition, the suit seeks an order (i) requiring defendants to provide an accounting of plaintiffs and class members who overpaid or were obligated to overpay; and (ii) requiring defendants to disgorge all monies illegally collected from plaintiffs and the class. The plaintiff filed a motion for class certification in September 1997. No ruling has been made on the motion. In December 1997, the Company filed a motion for summary judgment that was denied. In January 1998, plaintiff filed a motion for leave to file a second amended class action complaint to add an additional class representative which was granted but the court dismissed the claims asserted by the additional plaintiff. In June 1998, the plaintiff filed a motion for leave of court to file a third amended class action complaint, and in October 1998, the plaintiff filed a motion for leave of court to file a fourth amended class action complaint. The proposed third and fourth amended complaints seek to add new named plaintiffs to represent the proposed class. Both seek to add additional allegations of billing fraud, including improper billing for laboratory tests, inducing doctors to perform unnecessary medical procedures, improperly admitting patients from emergency rooms and maximizing patients’ lengths of stay as inpatients in order to increase charges, and improperly inducing doctors to refer patients to the Company’s home health care units or psychiatric hospitals. Both seek an additional order that the Company’s contracts with the plaintiffs and all class members are rescinded and that the Company must repay all monies received from the plaintiffs and the class members. The court has not ruled on either motion for leave to amend. Discovery is underway in the case. The Company in September 1998 filed another motion for summary judgment contesting the standing of the named plaintiffs to bring the alleged claims. The court has not ruled on that motion. Amended motions for summary judgment were filed in January 2000. The court has not yet ruled on those motions. (See In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation.)

      The matter of Hoop, Kemp, et al. v. Columbia/ HCA Health Corporation, et al. was filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97. This suit seeks certification of a Texas class comprised of persons who paid for any portion of an improper or fraudulent bill for medical services rendered by any Texas facility owned or operated by the Company. The suit seeks damages, attorneys’ fees, costs and expenses, as well as restitution to plaintiffs and the class in the amount by which defendants have been unjustly enriched and equitable and injunctive relief. The lawsuit principally alleges that the Company perpetrated a fraudulent scheme that consisted of systematic and routine overbilling through false and inaccurate bills, including padding, billing for services never provided, and exaggerating the seriousness of patients’ illnesses. The lawsuit also alleges that the Company systematically entered into illegal kickback schemes with doctors for patient referrals. The Company filed its answer in November 1997 denying the claims. Action in this case was stayed by agreement of the parties pending the audit and status conference in the Columbia/ HCA Billing Practices litigation. (See In re: Columbia/ HCA Healthcare Corporation Billing Practices Litigation.)

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

      (a)     List of Exhibits:

Exhibit 10 — HCA Inc. 2003 Performance Equity Incentive Program (which is filed herewith).*

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

      (b)     Reports on Form 8-K filed during the quarter ended March 31, 2003:

On February 5, 2003, the Company filed a report on Form 8-K which included its operating results for the 2002 fourth quarter and year end results and approval by the Company’s Board of Directors of a Corporate Governance Plan in regards to the McCall settlement.

On February 12, 2003, the Company filed a report on Form 8-K which announced the issuance of $500 million principal amount of 6.25% Notes due 2013.

On March 13, 2003, the Company filed a report on Form 8-K which announced the Company’s plans to provide more financial relief to its uninsured patients.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By: /s/ JACK O. BOVENDER, JR.

Jack O. Bovender, Jr.
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Milton Johnson, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of HCA Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By: /s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller