Form 10-Q
period 2003-06-30
HCA INC/TN
filed 2003-08-11
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at July 15, 2003

Voting common stock, $.01 par value	478,523,800 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

CONDENSED CONSOLIDATED INCOME STATEMENTS
HCA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
HCA INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Part II: Other Information
Item 1: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1 ADMINISTRATIVE SETTLEMENT AGREEMENT
EX-10.2 CIVIL SETTLEMENT AGREEMENT
EX-12 COMPUTATION OF RATIO OF EARNINGS TO CHARGES
EX-31.1 302 CERTIFICATION OF THE CEO
EX-31.2 302 CERT. OF PRINCIPAL FINANCIAL OFFICER
EX-32.1 906 CERTIFICATION

HCA INC.

FORM 10-Q

June 30, 2003

		Page of
		Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and six months ended June 30, 2003 and 2002	3
	Condensed Consolidated Balance Sheets — June 30, 2003 and December 31, 2002	4
	Condensed Consolidated Statements of Cash Flows — for the six months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	34
Item 4.	Controls and Procedures	34
Part II.	Other Information
Item 1.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 6.	Exhibits and Reports on Form 8-K	41
Signatures		43

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and six months ended June 30, 2003 and 2002
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months

	2003	2002	2003	2002

Revenues	$5,467	$4,903	$10,740	$9,776
Salaries and benefits	2,178	1,960	4,274	3,890
Supplies	870	778	1,715	1,556
Other operating expenses	926	832	1,779	1,632
Provision for doubtful accounts	577	371	1,005	739
Insurance subsidiary (gains) losses on sales of investments	1	(1)	1	4
Equity in earnings of affiliates	(53)	(55)	(111)	(106)
Depreciation and amortization	278	255	539	499
Interest expense	123	108	237	229
Gains on sales of facilities	(1)	—	(75)	—
Impairment of long-lived assets	130	19	130	19
Investigation related costs	1	13	5	30

	5,030	4,280	9,499	8,492

Income before minority interests and income taxes	437	623	1,241	1,284
Minority interests in earnings of consolidated entities	47	42	86	77

Income before income taxes	390	581	1,155	1,207
Provision for income taxes	150	231	446	472

Net income	$240	$350	$709	$735

Per share data:
Basic earnings per share	$0.47	$0.68	$1.39	$1.44
Diluted earnings per share	$0.47	$0.66	$1.37	$1.40
Cash dividends per share	$0.02	$0.02	$0.04	$0.04
Shares used in earnings per share calculations (in thousands):
Basic	506,727	513,185	508,995	510,811
Diluted	514,412	528,068	518,374	524,841

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$184	$161
Accounts receivable, less allowance for doubtful accounts of $2,378 and $2,045	2,873	2,788
Inventories	493	462
Deferred income taxes	640	568
Other	606	526

	4,796	4,505
Property and equipment, at cost	17,893	16,800
Accumulated depreciation	(7,399)	(7,079)

	10,494	9,721
Investments of insurance subsidiary	1,549	1,355
Investments in and advances to affiliates	661	679
Goodwill	2,501	1,994
Deferred loan costs	67	67
Other	402	420

	$20,470	$18,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765	$809
Accrued salaries	461	438
Other accrued expenses	1,134	1,113
Government settlement accrual	683	933
Long-term debt due within one year	808	446

	3,851	3,739
Long-term debt	7,568	6,497
Professional liability risks	1,271	1,193
Deferred income taxes and other liabilities	1,128	999
Minority interests in equity of consolidated entities	672	611
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 501,053,300 shares in 2003 and 514,176,000 shares in 2002	5	5
Capital in excess of par value	—	93
Other	6	6
Accumulated other comprehensive income	112	73
Retained earnings	5,857	5,525

	5,980	5,702

	$20,470	$18,741

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
Unaudited
(Dollars in millions)

	2003	2002

Cash flows from operating activities:
Net income	$709	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,005	739
Depreciation and amortization	539	499
Income taxes	(17)	117
Settlement with Federal Government	(250)	—
Gains on sales of facilities	(75)	—
Impairment of long-lived assets	130	19
Changes in operating assets and liabilities	(1,052)	(937)
Other	86	52

Net cash provided by operating activities	1,075	1,224

Cash flows from investing activities:
Purchase of property and equipment	(920)	(829)
Acquisition of hospitals and health care entities	(884)	(83)
Disposition of hospitals and health care entities	121	39
Change in investments	(110)	(4)
Other	(4)	(5)

Net cash used in investing activities	(1,797)	(882)

Cash flows from financing activities:
Issuance of long-term debt	509	505
Net change in revolving bank credit facility	805	(595)
Repayment of long-term debt	(52)	(70)
Payment of cash dividends	(20)	(20)
Repurchases of common stock	(542)	(400)
Issuances of common stock	51	208
Other	(6)	(4)

Net cash provided by (used in) financing activities	745	(376)

Change in cash and cash equivalents	23	(34)
Cash and cash equivalents at beginning of period	161	85

Cash and cash equivalents at end of period	$184	$51

Interest payments	$211	$218
Income tax payments	$463	$355

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2003, these affiliates owned and operated 184 hospitals, 76 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate six hospitals and four freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Operating results for the quarter and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      HCA determined the pro forma net income and earnings per share as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the respective quarters and six months ended June 30, 2003 and 2002 are as follows (dollars in millions, except per share amounts):

	Quarter		Six Months

	2003	2002	2003	2002

Net income:
As reported	$240	$350	$709	$735
Stock-based employee compensation expense determined under a fair value method, net of income taxes	27	19	53	32

Pro forma	$213	$331	$656	$703

Basic earnings per share:
As reported	$0.47	$0.68	$1.39	$1.44
Pro forma	$0.42	$0.64	$1.29	$1.38
Diluted earnings per share:
As reported	$0.47	$0.66	$1.37	$1.40
Pro forma	$0.41	$0.63	$1.26	$1.34

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Stock-based Compensation (continued)

      The weighted average fair values of HCA’s stock options granted for the quarters ended June 30, 2003 and 2002 were $11.24 and $15.32 per share, respectively. For the six months ended June 30, 2003 and 2002 the weighted average fair values were $13.52 and $13.30 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Six Months

	2003	2002	2003	2002

Risk-free interest rate	2.33%	2.50%	2.61%	2.16%
Expected volatility	38%	37%	37%	37%
Expected life, in years	4	4	4	4
Expected dividend yield	0.20%	0.18%	0.19%	0.18%

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

     Allowance for Doubtful Accounts

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. Management relies on detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”). The Company has previously performed the hindsight analysis on an annual basis. The results of the hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. In response to the hindsight results and the noted trends, the Company increased the estimated allowance for doubtful accounts by $106 million during the quarter ended June 30, 2003. The Company has decided to increase the frequency of the hindsight analysis and perform a quarterly, rolling twelve-month hindsight analysis in future periods to enable the Company to react more quickly to trends affecting the collectability of the accounts receivable. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

     Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003,

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Recent Pronouncements (continued)

regardless of when the variable interest entity was established. The Company does not expect this statement to have a material impact on its results of operations or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In the case of derivatives that contain a financing element, SFAS 149 requires the derivative counterparty who is considered the “borrower” in the derivative to report all of the derivative’s cash inflows and outflows as “financing activities” in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. HCA does not expect this statement to have a material impact on its results of operation or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. HCA does not expect this statement to have a material impact on its results of operation or financial position.

NOTE 2 — INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

      Commencing in 1997, HCA was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigation, the United States intervened in a number of qui tam actions brought by private parties.

      The investigation was concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician relations, cost reports and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigation were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (continued)

(the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. In addition, the CIA previously entered into by the Company remains in effect. The Company also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. The Company also paid $33 million for reasonable legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

      Upon the Company making the payment provided under the DOJ Agreement, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax) consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. The CIA previously entered into by the Company remains in effect.

      If HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity. See Note 10 — Contingencies and Part II, Item 1: Legal Proceedings.

      During the respective quarters and six months ended June 30, 2003 and 2002, HCA recorded $1 million and $13 million, and $5 million and $30 million, respectively, of professional fees in connection with the governmental investigations. The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During the first six months of 2003, HCA recognized a net pretax gain of $75 million ($43 million after-tax) on the sales of two leased hospitals and one consolidating hospital and a working capital settlement for a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (continued)

      The following is a summary of acquisitions consummated during the six months ended June 30, 2003 and 2002 (dollars in millions):

	2003	2002

Number of hospitals	11	1
Number of licensed beds	2,292	164
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,185	$28
Liabilities assumed	(319)	—

Net assets acquired	866	28
Other health care entities acquired	18	55

Net cash paid	$884	$83

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $518 million in 2003 and $21 million in 2002. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

      During April 2003, HCA completed the acquisition of the Health Midwest hospital system in Kansas City, and the results of operations of the Health Midwest facilities were consolidated with those of HCA beginning April 1, 2003. Pursuant to the transaction, HCA will spend or commit to spend $450 million in capital expenditures over the next five years.

NOTE 4 — IMPAIRMENT OF LONG-LIVED ASSETS

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a new patient accounts receivable management system resulting in a non-cash, pretax charge of $130 million ($79 million after-tax). The impairment charge affected the “property and equipment” asset category by $105 million and the “other accrued expenses” category by $25 million and the “corporate and other” operating segment.

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

NOTE 5 — INCOME TAXES

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”) the United States Court of Federal Claims and the United States Court of Appeals for the Sixth Circuit, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 — INCOME TAXES (continued)

Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1996. The IRS is claiming an additional $331 million in income taxes and interest through June 30, 2003.

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

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002 (dollars in millions, except per share amounts and shares in thousands):

	Quarter		Six Months

	2003	2002	2003	2002

Net income	$240	$350	$709	$735
Weighted average common shares outstanding	506,727	513,185	508,995	510,811
Effect of dilutive securities:
Stock options	5,857	13,314	7,490	12,539
Other	1,828	1,569	1,889	1,491

Shares used for diluted earnings per share	514,412	528,068	518,374	524,841

Earnings per share:
Basic earnings per share	$0.47	$0.68	$1.39	$1.44
Diluted earnings per share	$0.47	$0.66	$1.37	$1.40

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at June 30, 2003 follows (dollars in millions):

	June 30, 2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$4	$1	$—	$5
States and municipalities	907	75	1	981
Mortgage-backed securities	67	2	2	67
Corporate and other	71	5	—	76
Money market funds	130	—	—	130
Redeemable preferred stocks	4	—	—	4

	1,183	83	3	1,263

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	530	56	6	580

	536	56	6	586

	$1,719	$139	$9	1,849

Amounts classified as current assets				(300)

Investment carrying value				$1,549

      The fair value of investment securities is generally based on quoted market prices.

      At June 30, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 378 equity positions at June 30, 2003, with 303 positions reflecting unrealized gains and 75 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at June 30, 2003 represent situations where there is a continuous decline from cost for more than six months. The equity positions (including those with unrealized losses) at June 30, 2003, are not concentrated in any particular industries.

NOTE 8 — LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring April 2006. As of June 30, 2003, HCA had $905 million outstanding under the Credit Facility.

      As of June 30, 2003, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2003, HCA was in compliance with all such covenants.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. Proceeds from the notes were used for general corporate purposes. Of the $1.5 billion available under HCA’s shelf registration statement filed in May 2002, $1.0 billion has been issued at June 30, 2003.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 9 — STOCK REPURCHASE PROGRAMS

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During the first quarter of 2003, HCA made open market purchases of 3.7 million shares for $148 million. During the second quarter of 2003, HCA made open market purchases of 2.1 million shares for $66 million, which completed the repurchases under this authorization.

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the second quarter of 2003, HCA made open market purchases under this authorization of 10.2 million shares for $328 million.

      In connection with its share repurchase programs, HCA entered into a Letter of Credit Agreement with the DOJ in 1999. As part of the agreement, HCA provided the government with letters of credit totaling $1 billion. As provided under the Civil Agreement with the government, as discussed in Note 2 — Investigations and Settlement of Certain Government Claims, the letters of credit were reduced from $1 billion to $250 million upon payment of the Civil Settlement. Upon the Company making the payments in July 2003 provided under the DOJ Agreement, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

NOTE 10 — CONTINGENCIES

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

NOTE 11 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2003 and 2002 are as follows (in millions):

	Quarter		Six Months

	2003	2002	2003	2002

Net income	$240	$350	$709	$735
Unrealized gains (losses) on available-for-sale securities	60	(48)	42	(40)
Currency translation adjustments	8	21	(3)	18

Comprehensive income	$308	$323	$748	$713

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — COMPREHENSIVE INCOME (continued)

      The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

	June 30,	December 31,
	2003	2002

Net unrealized gains on securities	$88	$46
Foreign currency translation adjustments	32	35
Defined benefit plans	(8)	(8)

Accumulated other comprehensive income	$112	$73

NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2003 and 2002, approximately 27% and 28%, respectively, and during both the six months ended June 30, 2003 and 2002, approximately 28% of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 91 consolidating hospitals located in the Eastern United States and the Western Group includes 85 consolidating hospitals and six non-consolidating hospitals included in 50/50 joint ventures located in the Western United States. These two groups represent HCA’s core operations and are typically located in urban areas that are characterized by highly integrated facility networks. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, investigation related costs, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization, as well as a reconciliation of adjusted segment EBITDA to income before minority interests and income taxes

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 12 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

for the quarters and six months ended June 30, 2003 and 2002, are summarized in the following table (dollars in millions):

	Quarters		Six Months

	2003	2002	2003	2002

Revenues:
Eastern Group	$2,604	$2,440	$5,275	$4,926
Western Group	2,722	2,331	5,183	4,589
Corporate and other	141	132	282	261

	$5,467	$4,903	$10,740	$9,776

Equity in earnings of affiliates:
Eastern Group	$(3)	$(2)	$(5)	$(5)
Western Group	(48)	(50)	(102)	(99)
Corporate and other	(2)	(3)	(4)	(2)

	$(53)	$(55)	$(111)	$(106)

Adjusted segment EBITDA:
Eastern Group	$498	$541	$1,107	$1,121
Western Group	502	537	1,053	1,060
Corporate and other	(32)	(60)	(83)	(120)

	$968	$1,018	$2,077	$2,061

Depreciation and amortization:
Eastern Group	$120	$109	$232	$216
Western Group	125	110	238	216
Corporate and other	33	36	69	67

	$278	$255	$539	$499

Adjusted segment EBITDA	$968	$1,018	$2,077	$2,061
Depreciation and amortization	278	255	539	499
Interest expense	123	108	237	229
Gains on sales of facilities	(1)	—	(75)	—
Impairment of long-lived assets	130	19	130	19
Investigation related costs	1	13	5	30

Income before minority interests and income taxes	$437	$623	$1,241	$1,284

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 12 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	As of June 30,	As of December 31,
	2003	2002

Assets:
Eastern Group	$7,243	$7,046
Western Group	8,287	6,866
Corporate and other	4,940	4,829

	$20,470	$18,741

			Corporate
	Eastern	Western	and
	Group	Group	Other	Total

Goodwill:
Balance at December 31, 2002	$918	$841	$235	$1,994
Acquisitions	5	513	—	518
Sales of facilities	(3)	—	(10)	(13)
Foreign currency translation	—	—	2	2

Balance at June 30, 2003.	$920	$1,354	$227	$2,501

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs (including changes to Medicare outlier payments) that may impact reimbursements to health care providers and insurers, (iv) the ability to achieve expected levels of patient volumes and control the costs of providing services, (v) changes in Federal, state or local regulations affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) liabilities and other claims asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) changes in accounting practices, (xi) changes in general economic conditions including growing numbers of uninsured and unemployed patients, (xii) future divestitures which may result in additional charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payments, (xvii) the ability to develop and implement the financial enterprise resource planning (“ERP”) information system within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xviii) the outcome of pending and any future tax audits, appeals, and litigation associated with HCA’s tax positions, (xix) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xx) the ability to complete and the impact of the share repurchase program, (xxi) the ability to successfully integrate the operations of Health Midwest and fund expected capital improvements, (xxii) the collectibility of uninsured accounts and deductible and co-pay amounts, (xxiii) the impact of the charity care and self-pay discounting policy changes, and (xxiv) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investigations and Settlement of Certain Government Claims

      Commencing in 1997, HCA was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigation, the United States intervened in a number of qui tam actions brought by private parties.

      The investigation was concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

relations, cost reports and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigation were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. In addition, the CIA previously entered into by the Company remains in effect. The Company also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. The Company also paid $33 million for reasonable legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

      Upon the company making the payment provided under the DOJ Agreement, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax), consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. The CIA previously entered into by the Company remains in effect.

      If HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operation and liquidity. See Note 10 — Contingencies and Part II, Item 1: Legal Proceedings.

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

•	Commitment to Ethics and Compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets and invest capital in select, core communities: HCA focuses on communities where it is, or can be, the number one or number two health care provider and which are typically located in urban areas characterized by highly integrated health care facility networks. HCA intends to continue to optimize core assets through capital expenditures and selected acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region. This should enable these local health care networks to effectively contract with managed care and other payers, and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency rooms, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services and other initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented various leadership and career development programs; and created an internal contract labor agency that provides for improved quality at a reduced cost. To curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and be better positioned to work with health maintenance organizations, preferred provider organizations and employers, by sharing certain services among several facilities in the same market through the consolidation of hospitals’ back office functions such as billings and collections and standardizing and upgrading financial and human resources systems (ERP).

•	Recruit, develop and maintain relationships with physicians: HCA actively recruits physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians is essential to being a premier provider of health care services.

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness and stock repurchases.

Update of Critical Accounting Policies and Estimates

     Provision of Doubtful Accounts

      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is HCA’s primary source of cash and is critical to the Company’s operating performance. The primary collection risks relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. Because HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care, they are not reported in revenues and do not have an impact on the provision for doubtful accounts. The revenues associated with uninsured patients that do not meet the Company’s current guidelines to qualify as charity care are generally reported in revenues at gross charges. In the first quarter of 2003, the Company announced that patients treated at an HCA wholly-owned hospital for non-elective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. In the third or fourth quarter of 2003, HCA expects to implement a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for non-elective care with income between 200% and 400% of the Federal poverty level. HCA received conceptual approval during the second quarter of 2003 from CMS and one of its Medicare fiscal intermediaries that the program would not adversely affect HCA’s payments from the Medicare program. HCA believes approvals from the remaining fiscal intermediaries are forthcoming. When fully implemented, the revised charity care and self-pay discounting policy changes will reduce both revenues and the provision for doubtful accounts.

     Allowance for Doubtful Accounts

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. Management relies on detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”). The Company has previously performed the hindsight analysis on an annual basis. The results of the hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. In response to the hindsight results and the noted trends, the Company increased the estimated allowance for doubtful accounts by $106 million during the quarter ended June 30, 2003. The Company has decided to increase the frequency of the hindsight analysis and perform a quarterly, rolling twelve-month hindsight analysis in future periods to enable the Company to react more quickly to trends affecting the collectability of the accounts receivable. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

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

      Hospital volumes appear to be adversely impacted by several factors including general economic softness, higher unemployment levels in several key markets, increased co-payments and deductibles, physician issues related to increases in costs of physician malpractice insurance and various competitive pressures in certain markets. The operations and the volumes during the second quarter of 2003 also reflect the completed acquisition of eleven hospitals in Kansas City. Admissions for the second quarter of 2003 increased 4.5% compared to the second quarter of 2002 while same facility admissions, which excludes the hospitals acquired in Kansas City in April 2003, increased 0.6% in the second quarter of 2003 compared to the second quarter of 2002.

      Admissions related to Medicare, managed care and other discounted plans, and Medicaid and self pay for the quarters and six months ended June 30, 2003 and 2002 are set forth below.

	Quarter		Six Months

	2003	2002	2003	2002

Medicare	39%	38%	40%	39%
Managed care and other discounted plans	46	47	45	46
Medicaid and self pay	15	15	15	15

	100%	100%	100%	100%

      Same facility outpatient surgeries declined 3.6% in the second quarter of 2003 when compared to the same quarter of 2002. Important factors affecting outpatient surgeries were increased competition from physician owned specialty hospitals and physician owned freestanding surgery centers and physician issues related to physicians relocating or retiring due to rising malpractice insurance rates for physicians.

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

      Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiatives. HCA also expects to increase, consistent with applicable laws, its participation in the development of physician partnerships for outpatient services in selected markets.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 7.5% and 8.4%, for the quarters ended June 30, 2003 and 2002, respectively, and increases of 8.7% and 8.8% for the six months ended June 30, 2003 and 2002, respectively. There can be no assurance that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      The second quarter 2003 moderation in the rate of increase in same facility revenue per equivalent admission compared to prior periods reflects the Company’s roll out of a portion of the charity policies that HCA announced in March 2003. Beginning in the second quarter of 2003, patients treated at an HCA wholly-owned hospital for non-elective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. In the third or fourth quarter of 2003, HCA expects to implement a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for non-elective care with income between 200% and 400% of the Federal poverty level. HCA received conceptual approval from CMS and one of the Company’s Medicare fiscal intermediaries that the program would not adversely affect HCA’s payments from the Medicare program. HCA believes approvals from the remaining fiscal intermediaries is forthcoming. When fully implemented, the revised charity and self-pay discounting policies are expected to reduce annual earnings before taxes by approximately $25 million.

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, managed care and other discounted plans, and Medicaid and self pay for the quarters and six months ended June 30, 2003 and 2002 are set forth below:

	Quarter		Six Months

	2003	2002	2003	2002

Medicare	38%	38%	38%	39%
Managed care and other discounted plans	49	50	49	49
Medicaid and self pay	13	12	13	12

	100%	100%	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Future legislation or other changes or interpretation of government health programs could have an adverse effect on reimbursement from the government.

      Excluding the hospitals included in the Kansas City acquisition, HCA recorded $63 million and $77 million of revenues related to Medicare operating outlier cases for the quarters ended June 30, 2003 and 2002, respectively. These amounts represent 1% and 2% of revenues and 4% and 6% of Medicare revenues for the quarters ended June 30, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare operating outlier payments in future periods. Based on the Company’s estimates, future Medicare operating outlier payments will be materially, adversely affected by (a) the final regulations on outlier payments published by CMS in June 2003; and (b) the final regulation published in August 2003 for changes to the hospital inpatient prospective payment system, including the threshold for outlier payments for the Federal fiscal year beginning October 1, 2003. The outlier threshold for the 2004 Federal fiscal year has been set by CMS and has decreased to $31,000 as compared to $33,560 for the 2003 Federal fiscal year. As a result of these changes and assuming the Company does not experience changes in Medicare patient acuity levels, then the Company’s monthly revenue from operating outlier payments may be reduced by up to $12 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary

      The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2003 and 2002 (dollars in millions, except per share amounts):

	Quarter

	2003		2002

	Amount	Ratio	Amount	Ratio

Revenues	$5,467	100.0	$4,903	100.0
Salaries and benefits	2,178	39.8	1,960	40.0
Supplies	870	15.9	778	15.9
Other operating expenses	926	17.0	832	16.8
Provision for doubtful accounts	577	10.6	371	7.6
Insurance subsidiary (gains) losses on sales of investments	1	—	(1)	—
Equity in earnings of affiliates	(53)	(1.0)	(55)	(1.1)
Depreciation and amortization	278	5.1	255	5.2
Interest expense	123	2.2	108	2.2
Gains on sales of facilities	(1)	—	—	—
Impairment of long-lived assets	130	2.4	19	0.4
Investigation related costs	1	—	13	0.3

	5,030	92.0	4,280	87.3

Income before minority interests and income taxes	437	8.0	623	12.7
Minority interests in earnings of consolidated entities	47	0.9	42	0.8

Income before income taxes	390	7.1	581	11.9
Provision for income taxes	150	2.7	231	4.8

Net income	$240	4.4	$350	7.1

Basic earnings per share	$0.47		$0.68
Diluted earnings per share	$0.47		$0.66

% changes from prior year(a):
Revenues	11.5%		9.5%
Income before income taxes	(32.9)		35.0
Net income	(31.4)		24.2
Basic earnings per share	(30.9)		28.3
Diluted earnings per share	(28.8)		26.9
Admissions(b)	4.5		0.7
Equivalent admissions(c)	3.6		1.3
Revenue per equivalent admission	7.6		8.1
Same facility % changes from prior year(d):
Revenues	7.1		11.7
Admissions(b)	0.6		2.3
Equivalent admissions(c)	(0.4)		3.0
Revenue per equivalent admission	7.5		8.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary (continued)

	Six Months

	2003		2002

	Amount	Ratio	Amount	Ratio

Revenues	$10,740	100.0	$9,776	100.0

Salaries and benefits	4,274	39.8	3,890	39.8
Supplies	1,715	16.0	1,556	15.9
Other operating expenses	1,779	16.5	1,632	16.7
Provision for doubtful accounts	1,005	9.4	739	7.6
Insurance subsidiary (gains) losses on sales of investments	1	—	4	—
Equity in earnings of affiliates	(111)	(1.0)	(106)	(1.1)
Depreciation and amortization	539	4.9	499	5.2
Interest expense	237	2.2	229	2.3
Gains on sales of facilities	(75)	(0.7)	—	—
Impairment of long-lived assets	130	1.2	19	0.2
Investigation related costs	5	0.1	30	0.3

	9,499	88.4	8,492	86.9

Income before minority interests and income taxes	1,241	11.6	1,284	13.1
Minority interests in earnings of consolidated entities	86	0.8	77	0.7

Income before income taxes	1,155	10.8	1,207	12.4
Provision for income taxes	446	4.2	472	4.9

Net income	$709	6.6	$735	7.5

Basic earnings per share	$1.39		$1.44
Diluted earnings per share	$1.37		$1.40

% changes from prior year(a):
Revenues	9.9%		8.9%
Income before income taxes	(4.4)		24.1
Net income	(3.6)		17.7
Basic earnings per share	(3.5)		24.1
Diluted earnings per share	(2.1)		23.9
Admissions(b)	1.9		(0.2)
Equivalent admissions(c)	1.2		0.4
Revenue per equivalent admission	8.6		8.5
Same facility % changes from prior year(d):
Revenues	8.0		11.4
Admissions(b)	0.1		1.6
Equivalent admissions(c)	(0.6)		2.4
Revenue per equivalent admission	8.7		8.8

(a)	Income and earnings per share amounts for 2001 are based upon adjusted net income (excludes goodwill amortization, net of taxes).
(b)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(c)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(d)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2003 and 2002

      Income before income taxes decreased 32.9% from $581 million in the second quarter of 2002 to $390 million in the second quarter of 2003. The results for the second quarter of 2003 include an increase in the allowance for doubtful accounts of $106 million and an impairment of long-lived assets of $130 million.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the second quarter of 2003, the Kansas City hospitals that were acquired produced revenues of $232 million and a loss before income taxes of $13 million. The Kansas City hospitals are included in the Company’s Western Group.

      For the second quarter of 2003, admissions increased 4.5% and same facility admissions increased by 0.6% compared to the same period last year. Outpatient surgical volumes increased 1.5%, but decreased 3.6% on a same facility basis. The weaker than expected volumes were the result of general economic conditions in certain markets, increased co-payments and deductibles, physician issues related to physicians relocating or retiring due to rising physician malpractice insurance rates and various competitive pressures in certain markets.

      Salaries and benefits decreased, as a percentage of revenues, to 39.8% in the second quarter of 2003 from 40.0% in the same quarter of 2002. During the second quarter of 2003, significant steps were taken to ensure that hospitals were effectively matching labor with hospital volume trends.

      Supplies remained flat as a percentage of revenues. Rising supply costs, particularly in the pharmaceutical, orthopedic and cardiac areas, continue to be a challenge for the Company.

      Other operating expenses, as a percentage of revenues, increased to 17.0% in the second quarter of 2003 compared to 16.8% in the second quarter of 2002, due primarily to other operating expenses being higher, as a percent of revenues, for the acquired Kansas City hospitals. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes.

      Provision for doubtful accounts, as a percentage of revenues, increased to 10.6% in the second quarter of 2003 from 7.6% in the second quarter of 2002. During the second quarter of 2003, the provision for doubtful accounts was increased by $106 million based upon the results of the Company’s customary “hindsight analysis”, in which the Company’s accounts receivable during a previous twelve-month period are analyzed. The historical “look back” results, along with considerations of current economic trends and collection indicators, are used as the basis for the Company’s estimate of the appropriate amount of allowance for doubtful accounts for its current accounts receivable. The Company will begin updating the hindsight analysis on a quarterly basis in the future. Once the charity care and self-pay discounting policy changes are fully implemented, the Company expects an annual reduction in net revenues of approximately $325 million to $375 million, as well as a corresponding reduction to the provision for doubtful accounts of $300 million to $350 million.

      Equity in earnings of affiliates decreased from $55 million in the second quarter of 2002 to $53 million in the second quarter of 2003 due to decreases in operating results at joint ventures accounted for under the equity method of accounting.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.1% in the second quarter of 2003 from 5.2% in the second quarter of 2002.

      Interest expense increased to $123 million in the second quarter of 2003 from $108 million in the second quarter of 2002. The average of the beginning and ending debt balances for the Company increased from $7.1 billion for the second quarter of 2002 to $8.0 billion for the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2003 and 2002 (continued)

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a new patient accounts receivable management system resulting in a non-cash, pretax charge of $130 million. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. During the second quarter of 2002, HCA management decided to delay the development and implementation of certain financial and procurement information system components of its ERP project, resulting in a non-cash, pretax charge of $19 million.

      During the second quarters of 2003 and 2002, respectively, HCA incurred $1 million and $13 million of professional fees (legal and accounting) related to the governmental investigations.

      Minority interests increased from $42 million for the second quarter of 2002 to $47 million for the second quarter of 2003 due to improved operating results at certain of HCA’s consolidating joint ventures.

Six Months Ended June 30, 2003 and 2002

      Income before income taxes decreased 4.4% from $1.207 billion for the six months ended June 30, 2002 to $1.155 billion in the first half of 2003. The results of the first six months of 2003 include an increase in the allowance for doubtful accounts of $106 million, an asset impairment charge of $130 million and gains on sales of facilities of $75 million.

      For the first six months of 2003, admissions increased 1.9% and same facility admissions increased by 0.1% compared to the same period last year. Outpatient surgical volumes decreased 1.1%, and decreased 3.2% on a same facility basis. HCA experienced weaker than expected volumes during the first quarter of 2003 due to a weak flu season, the general economic conditions in certain markets, the non-renewal of certain managed care contracts, increased co-payments and deductibles, physician issues related to physicians relocating or retiring due to rising physician malpractice insurance rates and various competitive pressures in certain markets. While volumes were closer to the Company’s expectations in the second quarter of 2003, many of these trends continued into the second quarter of 2003. Revenues increased 9.9% to $10.7 billion for the first half of 2003 compared to $9.8 billion for 2002. The increase was primarily due to an increase in revenue per equivalent admission of 8.6%.

      Salaries and benefits, as a percentage of revenues, remained relatively flat at 39.8% in 2003 and 2002. Lower than expected volumes required steps to ensure that hospitals match labor costs with volume trends.

      Supply costs remained relatively flat as a percentage of revenues at 16.0% for the six months ended June 30, 2003 compared to 15.9% for the six months ended June 30, 2002.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 16.5% in 2003 from 16.7% in 2002. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature.

      Provision for doubtful accounts, as a percentage of revenues, increased to 9.4% in the six months ended June 30, 2003 from 7.6% in the six months ended June 30, 2002. During the second quarter of 2003, the provision for doubtful accounts was increased by $106 million. This change in estimate was based upon the results of the Company’s customary “hindsight analysis”, in which the Company’s accounts receivable during a previous twelve-month period are analyzed. The historical “look back” results, along with considerations of current economic trends and collection indicators, are used as the basis for the Company’s estimate of the appropriate amount of allowance for doubtful accounts for its current accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2003 and 2002 (continued)

      Equity in earnings of affiliates increased from $106 million in the first six months of 2002 to $111 million in the first six months of 2003 due to increases in operating results at joint ventures accounted for under the equity method of accounting.

      Depreciation and amortization decreased, as a percentage of revenues, to 4.9% in the six months ended June 30, 2003 from 5.2% in the six months ended June 30, 2002 due to the fixed nature of these costs combined with increases in revenues of 9.9% in the first six months of 2003 compared to same period of 2002.

      Interest expense increased to $237 million in the six months ended June 30, 2003 from $229 million in the six months ended June 30, 2002. The average of the beginning and ending debt balances for the Company increased from $7.3 billion for the six months ended June 30, 2002 to $7.7 billion for the six months ended June 30, 2003.

      During the first six months of 2003, HCA recognized a pretax gain of $75 million ($43 million after-tax) on the sales of two leased hospitals and one consolidating hospital, and the working capital settlement of a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a new patient accounts receivable management system resulting in a non-cash, pretax charge of $130 million. During the second quarter of 2002, HCA management decided to delay the development and implementation of certain financial and procurement information system components of its ERP project, resulting in a non-cash, pretax charge of $19 million.

      During the first six months of 2003 and 2002, respectively, HCA incurred $5 million and $30 million of professional fees (legal and accounting) related to the governmental investigations.

      Minority interests increased to $86 million for the six months ended June 30, 2003 from $77 million for the six months ended June 30, 2002 due to improved operating results at certain of HCA’s consolidating joint ventures.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $1.075 billion in the first six months of 2003 compared to $1.224 billion in the first six months of 2002. Working capital totaled $945 million at June 30, 2003 and $766 million at December 31, 2002. During the second quarter of 2003, the Company paid CMS $250 million.

      Cash used in investing activities was $1.797 billion in the first six months of 2003 compared to $882 million in the first six months of 2002. Excluding acquisitions, capital expenditures were $920 million in 2003 and $829 million in 2002. HCA has reduced planned capital expenditures from $2.1 billion for 2004 to $1.8 to $1.9 billion. At June 30, 2003, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.3 billion. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($512 million available as of July 31, 2003) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

      Investments of HCA’s professional liability insurance subsidiary are held to maintain statutory equity and pay claims and totaled $1.849 billion and $1.655 billion at June 30, 2003 and December 31, 2002, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $300 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $246 million and $265 million at June 30, 2003 and December 31, 2002, respectively, are included in other assets.

      Cash provided by financing activities totaled $745 million during the first six months of 2003 compared to cash used in financing activities of $376 million during the first six months of 2002. During 2003, HCA accessed the Credit Facility and the public debt market to raise capital.

      During the second quarter of 2003, HCA paid CMS $250 million to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS for the cost report periods ending before August 1, 2001. During July 2003, HCA paid the DOJ $641 million (including $10 million in accrued interest) to resolve all remaining investigation issues between the Company and the DOJ. HCA also paid $17.7 million to state Medicaid agencies and $33 million for private party legal fees. Upon the Company making the payments to the DOJ, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2013. Following the issuance of the July 2003 notes, the Company has issued debt securities equal to the amount registered in the $1.5 billion shelf registration statement filed in May 2002.

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC which allows the Company to issue from time to time, up to $2.5 billion in debt securities.

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”) which includes the Credit Facility has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of July 31, 2003, HCA was in compliance with all such covenants.

      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock. HCA expects to repurchase its shares from time-to-time through open market purchases or privately negotiated transactions. During the second quarter 2003, HCA, through open market purchases, repurchased under this authorization 10.2 million shares of its common stock for $328 million.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA made open market purchases during 2002 of 6.2 million shares for $282 million, and during the first quarter of 2003, 3.7 million shares for $148 million. During the second quarter of 2003, HCA made open market purchases of 2.1 million shares for $66 million, which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

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

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system resulting in a non-cash, pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing an enterprise resource planning (“ERP”) system to replace its financial and human resources information systems and reporting process. The ERP system is designed to improve the integration among the Company’s various software systems and allow for more efficient collecting, sharing and analyzing of data. The ERP system should provide more flexibility to format reports to fit facilities’ needs and allow employees to use their personal computers to gather and analyze information. Management estimates that the ERP project will require total expenditures of approximately $330 million to develop and install. At June 30, 2003, project-to-date costs incurred were $180.3 million ($111.8 million of the costs incurred have been capitalized and $68.5 million have been expensed). Management expects that the ERP system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of ERP will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

     Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.263 billion and $586 million, respectively, at June 30, 2003. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, due to a continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered “other-than-temporary.” HCA recorded an impairment charge on the identified investment securities of $168 million. The declines in fair value and any resulting losses incurred on sales of the securities on which the impairment charge was recorded do not present a current liquidity concern to the Company, as professional liability claim payments, net of reinsurance recoveries, during the next twelve months are estimated to be approximately $300 million and $1.849 billion of investment securities are available. However, if the insurance subsidiary were to experience market declines in its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary”. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

fair value are important components of management’s investment securities evaluation process. At June 30, 2003, HCA had a net unrealized gain of $130 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $2.4 billion of long-term debt at June 30, 2003 is subject to variable rates of interest, while the remaining balance in long-term debt of $6.0 billion at June 30, 2003 is subject to fixed rates of interest. Both the general level of interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rate. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed on which interest is payable at LIBOR plus 1.9% to 2.4%. Due to decreases in LIBOR and the improvement in the Company’s credit rating, the average rate for the Company’s Credit Facility decreased from 2.55% for the quarter ended June 30, 2002 to 1.93% for the quarter ended June 30, 2003, and the average rate for the Company’s term loans decreased from 2.84% for the quarter ended June 30, 2002 to 2.25% for the quarter ended June 30, 2003. The estimated fair value of HCA’s total long-term debt was $8.8 billion at June 30, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $24 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates. Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      The Company is contesting income taxes and related interest, proposed by the IRS for prior years, aggregating approximately $331 million as of June 30, 2003. Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 5 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2003	2002

CONSOLIDATING
Number of hospitals in operation at:
March 31	173	175
June 30	184	175
September 30		175
December 31		173
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30	76	75
September 30		74
December 31		74
Licensed hospital beds at(a):
March 31	39,898	40,054
June 30	42,152	39,930
September 30		40,056
December 31		39,932
Weighted average licensed beds(b):
Quarter:
First	39,957	40,079
Second	42,178	39,844
Third		39,998
Fourth		40,020
Year		39,985
Average daily census(c):
Quarter:
First	22,524	22,897
Second	22,201	21,185
Third		20,883
Fourth		21,099
Year		21,509
Admissions(d):
Quarter:
First	404,500	407,300
Second	409,000	391,400
Third		392,400
Fourth		391,700
Year		1,582,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (continued)

	2003	2002

Equivalent admissions(e):
Quarter:
First	587,300	594,700
Second	605,300	584,200
Third		585,200
Fourth		575,300
Year		2,339,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.1
Second	4.9	4.9
Third		4.9
Fourth		5.0
Year		5.0
Emergency room visits(g):
Quarter:
First	1,216,200	1,206,900
Second	1,268,300	1,198,000
Third		1,211,900
Fourth		1,186,000
Year		4,802,800
Outpatient surgeries(h):
Quarter:
First	194,600	202,000
Second	209,500	206,500
Third		201,400
Fourth		200,000
Year		809,900
NON-CONSOLIDATING(i)
Number of hospitals in operation at:
March 31.	6	6
June 30.	6	6
September 30.		6
December 31.		6
Number of freestanding outpatient surgical centers in operation at:
March 31.	4	3
June 30.	4	5
September 30.		4
December 31.		4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (continued)

	2003	2002

Licensed hospital beds at:
March 31.	2,093	2,063
June 30.	2,093	2,063
September 30.		2,047
December 31.		2,047

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      HCA’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HCA’s disclosure controls and procedures effectively and timely provide them with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

Changes in Internal Controls

      During the period covered by this report, there has been no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II:     Other Information

Item 1:     Legal Proceedings

      The Company operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company from time to time. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially, adversely affect the Company’s results of operations and financial position in a given period.

Government Investigation, Claims and Litigation

      HCA continues to be the subject of the following governmental investigations and litigation related to its business practices. While it is premature to predict the final outcome of these matters, it is possible that an adverse resolution of these matters could have a material adverse impact of the Company’s results of operations and financial position in a given period.

      Commencing in 1997, HCA was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigation, the United States intervened in a number of qui tam actions brought by private parties.

      The investigation was concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician relations, cost report and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigation were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. In addition, the CIA previously entered into by the Company remains in effect. The Company also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. The Company also paid $33 million for reasonable legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

      Upon the Company making the payment provided under the DOJ Agreement, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax), consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. The CIA previously entered into by the Company remains in effect.

      If HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operation and liquidity. See Note 10 — Contingencies and Part II, Item 1: Legal Proceedings.

Lawsuits

     Qui Tam Actions

      Several qui tam actions have been brought by relators on behalf of the United States and have been unsealed and served on the Company. The actions allege, in general, that the Company and certain affiliates violated the False Claims Act, 31 U.S.C. § 3729, et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,500 or more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. In many instances there are additional common law claims.

      In February 1999, the United States filed a motion before the Judicial Panel on Multidistrict Litigation (“MDL”) seeking to transfer and consolidate, pursuant to 28 U.S.C. § 1407, qui tam actions against the Company, including those sealed and unsealed, for purposes of discovery and pretrial matters, to the United States District Court for the District of Columbia. The MDL panel granted the motion and all of the qui tam cases subject to the motion have been consolidated to the U.S. District Court of the District of Columbia.

      In June 2003, HCA announced that the Company and the Civil Division of the DOJ signed agreements whereby the United States would dismiss the remaining claims in the various qui tam cases in which it had intervened. The dismissals were entered in July 2003, and HCA made a payment of $641 million, including accrued interest.

A.     Qui Tam Actions Resolved by the July 2003 Dismissals

      The United States intervened in eight of the consolidated cases, which fall generally in three categories: (1) cost reports allegedly constituting false claims; (2) alleged improper financial arrangements with physicians to induce referrals; and (3) alleged false claims pertaining to certain management fees paid to Curative Health Services. The dismissed cases include:

     1. Cost Report Cases

      United States ex rel. Alderson v. Columbia/HCA, et al., Case No. 97-2-35-CIV-T-23E.

      United States ex rel. Schilling v. Columbia/HCA, Civil Action No. 96M-1264-CIV-T-23B.

      United States ex rel. Michael R. Marine v. Columbia Aventura Medical Center, et al., Case No. 97-4368 (S.D. Fla.).

     2. Physician Referral Cases

      United States ex rel. James Thompson v. Columbia/HCA Healthcare Corp., et al., Civil Action No. C-95-110.

      United States ex rel. King v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. EP-96-CA-342 (W.D. Tex.)

      United States ex rel. Ann Mroz v. Columbia/HCA Healthcare Corp., Civil Action No. 97-2828 (S.D. Fla.)

     3. Curative Health Services Cases

      United States of America ex rel. Joseph “Mickey” “Parslow v. Columbia/HCA Healthcare Corporation and Curative Health Services, Incorporated, No. 98-1260-CIV-T-23F

      United States et rel. Lanni v. Curative Health Services, et al., 98 Civ. 2501 (S.D.N.Y.)

B.     Remaining Qui Tam Actions in Which the United States Has Not Intervened

      United States of America, ex rel. Scott Pogue v. Diabetes Treatment Centers of America, Inc., et al., Civil Action No. 3-94-0515. HCA, Relator Pogue and the United States have agreed to settle claims against West Paces Ferry Hospital, the only HCA facility named in the action, for $1.5 million. A motion to dismiss these claims is pending.

      In 1998, the case United States ex rel. Barrett and Goodwin v. Columbia/HCA Healthcare Corp., et al., Civ. Action No. H-98-0861 (S.D. Tex) was filed in the United States District Court for the Southern District of Texas. In general, the complaint alleges that the Company engaged in improper financial arrangements with physicians to induce referrals in violation of the Anti-kickback Statute as well as improper upcoding of DRG codes. The relators served the complaint, and the Company filed a motion to dismiss. The United States District Court for the District of Columbia dismissed the False Claims Act causes of action with leave to amend, but denied the defendant’s motion to dismiss the relator’s retaliatory discharge claims.

      In 1997, the case United States ex rel. Hockett, Thompson & Staley v. Columbia/HCA Healthcare Corp. et al., Civ. Action No. 97-MC-29-a (W.D. Va.) was filed in the United States District Court for the Western District of Virginia. In general, the case alleges that the Company filed false claims in connection with the filing of its cost reports such as including improper inflation of cost basis, costs relating to unnecessary care to patients, and falsification of records. The Company has been served with the complaint, which it answered. Another defendant filed a motion to dismiss, which was denied on February 14, 2003. The case is now entering the discovery phase.

      In 1999, the case United States ex rel. McCready v. Columbia North Monroe Hospital, Civil Action No. 99-1099M was filed in the United States District Court for the Western District of Louisiana. In general, the case alleges that a Company hospital failed to timely transfer patients to the rehabilitation unit, a practice that allegedly resulted in improper cost allocation to the hospital’s acute care services and thus improperly increased reimbursement. The Company was served with the complaint and filed an answer. Another defendant filed a motion to dismiss, which was denied. The case is now entering the discovery phase.

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

      The defendants filed a motion to dismiss the McCall lawsuit. In September 1999, the District Court entered an order granting the defendants’ motion to dismiss McCall with prejudice. The plaintiffs in the McCall lawsuit filed an appeal from that order. In February 2001, the United States Court of Appeals for the Sixth Circuit entered an order reversing, in part, the district court’s dismissal order and remanding the case to the trial court. In April 2001, the Sixth Circuit denied defendants’ motion for rehearing, or certification to the Delaware Supreme Court. In July 2001, the trial court issued a second case management order. The parties reached a settlement in principle that was approved by the HCA Board of Directors on January 30, 2003. The settlement was presented to the court on February 27, 2003 and received preliminary approval. Notice of the settlement by mail to shareholders and by publication occurred in March 2003. Following a notice period, final court approval was granted on June 3, 2003. The McCall settlement also provides for the dismissal of the following derivative claims:

Shareholder Derivative Actions Filed in State Courts

      Barron, Evelyn, et al. v. Magdelena Averhoff, et al., (Civil Action No. 15822NC), filed on July 22, 1997, and Kovalchick, John E. v. Magdelena Averhoff, et al., (Civil Action No. 15829NC), filed on July 29, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County.

      Williams v. Averhoff, (Civil Action No. 15055-NC) filed on August 5, 1997, in the Court of Chancery of the State of Delaware in and for New Castle County.

      State Board of Administration of Florida, the public pension fund of the State of Florida in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation vs. Magdalena Averhoff, et al., (No. 97-2729), filed in the Circuit Court in Davidson County, Tennessee.

      The matter of Louisiana State Employees Retirement System, a public pension fund of the State of Louisiana, in behalf of itself and in behalf of all other stockholders of Columbia/HCA Healthcare Corporation derivatively in behalf of Columbia/HCA Healthcare Corporation v. Magdalena Averhoff, et al., filed on March 19, 1998 in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, General Jurisdiction Division (Case No. 98-6050 CA04), and removed to the United States District Court, Southern District of Florida (Case No. 98-814-CIV).

Patient/Payer Actions and Other Class Actions

      In 1996, 1997, 1998 and 2000, certain plaintiffs brought purported class action lawsuits against the Company and/or its subsidiaries and affiliates. On February 4, 2003, plaintiffs in each of these cases combined their claims in a single complaint for settlement purposes in the proceeding captioned In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, pending in the United States District Court for the Middle District of Tennessee (described more fully below). Also on February 4, 2003, the District Court granted preliminary approval to a Settlement Agreement to resolve each of the following combined cases.

      The matter of In re: Columbia/HCA Healthcare Corporation Billing Practices Litigation, Master File No. MDL 1227, was commenced by order of the MDL Panel entered on June 11, 1998 granting the Company’s petition to consolidate the Boyson and Operating Engineers cases (see cases below) for pretrial purposes in the Middle District of Tennessee pursuant to 28 U.S.C. 1407. Three other cases (see cases below) that have been consolidated with Boyson and Operating Engineers in the MDL proceeding are (i) Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, (ii) Board of Trustees of the Texas Ironworkers’ Health Benefit Plan, and (iii) Tennessee Laborers Health and Welfare Fund. On September 21, 1998, the plaintiffs in five consolidated cases filed a coordinated class action complaint, which the Company answered on October 13, 1998. Effective November 2, 1999, a sixth case, The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., was transferred by the MDL Panel for consolidated pretrial proceedings. On December 30, 1999, the plaintiffs filed a motion seeking leave to file a first amended coordinated complaint. On March 15, 2000, the court entered an order granting the plaintiffs’ motion. The amended complaint did not include Board of Trustees of the Texas Ironworkers’ Health Benefit Plan as a plaintiff but added a new plaintiff, Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund. The defendants have filed an answer to the amended complaint. The plaintiffs’ complaint seeks certification of two proposed classes including all private individuals and all employee welfare benefit plans that have paid for health-related goods or services provided by the Company. The complaint alleges, among other things, that the Company has engaged in a pattern and practice of inflating charges, concealing the true nature of patients’ illnesses, providing unnecessary medical care, and billing for services never rendered. The plaintiffs seek damages, attorneys’ fees and costs, as well as disgorgement and injunctive relief. The plaintiffs filed a motion for class certification on July 19, 2002, seeking certification only of the class of employee welfare benefit plans, naming only two of the named plaintiffs (the Carpenters & Millwrights and Tennessee Laborers plans) as class representatives, and focusing their claims on claims for services never rendered. The Company filed its response to the motion for class certification on August 16, 2002. On August 14, 2002, the United Paperworkers International Union voluntarily withdrew from the case as a named plaintiff, and on September 6, 2002, the Board of Trustees of the Pipefitters Local 522 Hospital, Medical and Life Benefit Fund also voluntarily withdrew from the case as a named plaintiff. In addition, in an order and memorandum opinion dated April 12, 2000, the court ordered the Company to produce certain documents that the Company listed as subject to the attorney-client privilege and/or the attorney work product doctrine on privilege logs. The Company appealed the court’s decision to the United States Court of Appeals for the Sixth Circuit. A three-judge panel of the Court of Appeals affirmed the district court’s decision on June 10, 2002. The Company moved for reconsideration of the decision on June 24,

2002, and requested rehearing of the matter by the full court. On September 9, 2002, the full Court of Appeals denied the motion and remanded the case to the district court. The parties reached a tentative settlement that received preliminary court approval on February 4, 2003. Following a notice period, final court approval was granted on June 4, 2003. Cases dismissed as a result of this settlement include:

      The matter of Boyson, Cordula, on behalf of herself and all others similarly situated v. Columbia/HCA Healthcare Corporation filed on September 8, 1997 in the United States District Court for the Middle District of Tennessee, Nashville Division (Civil Action No. 3-97-0936).

      The matter of Operating Engineers Local No. 312 Health & Welfare Fund, on behalf of itself and as representative of a class of those similarly situated v. Columbia/HCA Healthcare Corporation filed in the United States District Court for the Eastern District of Texas (Civil Action No. 597CV203).

      Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Columbia/HCA Healthcare Corporation, Case No. 598CV157, and Board of Trustees of the Texas Ironworker’s Health Benefit Plan v. Columbia/HCA Healthcare Corporation, Case No. 598CV158, filed in the United States District Court for the Eastern District of Texas.

      The matter of Tennessee Laborers Health and Welfare Fund, on behalf of itself and all others similarly situated vs. Columbia/HCA Healthcare Corporation, Case No. 3-98-0437, filed in the United States District Court of the Middle District of Tennessee, Nashville Division, on May 14, 1998.

      The matter of The United Paperworkers International Union, et al. v. Columbia/HCA Healthcare Corporation, et al., filed on September 3, 1998 in the Circuit Court for Washington County, Tennessee, Civil Action No. 19350.

      The matter of Brown, Nancy, individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation filed on November 16, 1995, in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, Case No. 95-9102 AD.

      The matter of Jackson, Harald F., individually and on behalf of all others similarly situated v. Columbia/HCA Healthcare Corporation filed in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida on December 23, 1997, Case No. 97-011419-AI.

      Ferguson, Charles, on behalf of himself and all other similarly situated v. Columbia/HCA Healthcare Corporation, et al. filed on September 16, 1997 in the Circuit Court for Washington County, Tennessee, Civil Action No. 18679.

      The matter of Hoop, Kemp, et al. v. Columbia/HCA Healthcare Corporation, et al., filed on August 18, 1997 in the District Court of Johnson County, Texas, Civil Action No. 249-171-97.

     General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a/ St. Mark’s Hospital, Case No. 000906627, was filed in the Third Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Both parties filed cross-motions for summary judgment and both motions were denied in December 2001. Discovery is ongoing.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on May 22, 2003. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Withheld

1.	Election of Directors
	Magdalena H. Averhoff, M.D.	425,377,038	5,653,897
	Jack O. Bovender, Jr.	423,005,497	8,025,438
	Richard M. Bracken	425,436,151	5,594,784
	Martin Feldstein	420,714,732	10,316,203
	Thomas F. Frist, Jr., M.D.	422,644,744	8,386,191
	Frederick W. Gluck	420,691,902	10,339,033
	Glenda A. Hatchett	425,361,477	5,669,458
	Charles O. Holliday, Jr.	425,388,042	5,642,893
	T. Michael Long	425,357,470	5,673,465
	John H. McArthur	423,302,963	7,727,972
	Kent C. Nelson	425,379,638	5,651,297
	Franck S. Royal, M.D.	425,113,636	5,917,299
	Harold T. Shapiro	420,692,889	10,338,046

		Votes in Favor	Votes Against	Abstentions

2.	Stockholder Proposal Relating to Chief Executive Officer’s Compensation	21,097,451	353,886,270	7,670,028

Item 6:     Exhibits and Reports on Form 8-K

      (a)     List of Exhibits:

Exhibit 10.1 — Administrative Settlement Agreement dated June 25, 2003, by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and HCA Inc.

Exhibit 10.2 — Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, and HCA Inc.

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K filed during the quarter ended June 30, 2003:

On April 2, 2003, the Company filed a report on Form 8-K under Items 5 and 7 which announced the completion of its acquisition of the Health Midwest system in Kansas City.

On April 16, 2003, the Company filed a report on Form 8-K under Item 9 which announced expectations relating to first quarter earnings results.

On April 22, 2003, the Company filed a report on Form 8-K under Item 9 which included its operating results for the 2003 first quarter.

On April 30, 2003, the Company filed a report on Form 8-K under Item 9 which announced a $1.5 Billion Share Repurchase Program.

On May 23, 2003, the Company filed a report on Form 8-K under Item 9 which announced a plan to discontinue development of a new patient accounting information system.

On June 30, 2003, the Company filed a report on Form 8-K under Item 12 which announced the issuance of a press release relating to certain settlement agreements.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: August 11, 2003