Form 10-Q
period 2003-09-30
HCA INC/TN
filed 2003-11-13
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2003

Voting common stock, $.01 par value	474,504,100 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC. CONDENSED CONSOLIDATED INCOME STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
HCA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2003 and 2002 Unaudited (Dollars in millions)
HCA INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Part II: Other Information
Item 1: Legal Proceedings
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
EX-10 FIRST AMENDMENT TO CREDIT AGREEMENT
EX-12 COMPUTATION OF RATIO OF EARNINGS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE VP
EX-32 SECTION 906 CERTIFICATION OF THE CEO & VP

HCA INC.

FORM 10-Q

September 30, 2003

		Page of
		Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and nine months ended September 30, 2003 and 2002.	3
	Condensed Consolidated Balance Sheets — September 30, 2003 and December 31, 2002.	4
	Condensed Consolidated Statements of Cash Flows — for the nine months ended September 30, 2003 and 2002.	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	37
Item 4.	Controls and Procedures	37
Part II.	Other Information
Item 1.	Legal Proceedings	38
Item 6.	Exhibits and Reports on Form 8-K	39
Signatures		41

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and nine months ended September 30, 2003 and 2002
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months

	2003	2002	2003	2002

Revenues	$5,471	$4,929	$16,211	$14,705
Salaries and benefits	2,189	1,999	6,463	5,889
Supplies	882	795	2,597	2,351
Other operating expenses	952	859	2,731	2,491
Provision for doubtful accounts	566	411	1,571	1,150
Insurance subsidiary (gains) losses on sales of investments	(1)	(2)	—	2
Equity in earnings of affiliates	(52)	(50)	(163)	(156)
Depreciation and amortization	283	253	822	752
Interest expense	127	111	364	340
Gains on sales of facilities	(10)	—	(85)	—
Impairment of investment securities	—	168	—	168
Impairment of long-lived assets	—	—	130	19
Investigation related costs	3	16	8	46

	4,939	4,560	14,438	13,052

Income before minority interests and income taxes	532	369	1,773	1,653
Minority interests in earnings of consolidated entities	34	34	120	111

Income before income taxes	498	335	1,653	1,542
Provision for income taxes	192	135	638	607

Net income	$306	$200	$1,015	$935

Per share data:
Basic earnings per share	$0.62	$0.39	$2.01	$1.83
Diluted earnings per share	$0.61	$0.38	$1.98	$1.78
Cash dividends per share	$0.02	$0.02	$0.06	$0.06
Shares used in earnings per share calculations (in thousands):
Basic	497,424	513,986	505,095	511,881
Diluted	505,612	527,260	514,077	525,659

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$182	$161
Accounts receivable, less allowance for doubtful accounts of $2,494 and $2,045	2,924	2,788
Inventories	491	462
Deferred income taxes	494	568
Other	720	526

	4,811	4,505
Property and equipment, at cost	18,167	16,800
Accumulated depreciation	(7,561)	(7,079)

	10,606	9,721
Investments of insurance subsidiary	1,668	1,355
Investments in and advances to affiliates	666	679
Goodwill	2,489	1,994
Deferred loan costs	72	67
Other	334	420

	$20,646	$18,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$809
Accrued salaries	493	438
Other accrued expenses	1,120	1,113
Government settlement accrual	—	933
Long-term debt due within one year	502	446

	2,864	3,739
Long-term debt	8,278	6,497
Professional liability risks	1,332	1,193
Deferred income taxes and other liabilities	1,378	999
Minority interests in equity of consolidated entities	678	611
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 496,643,000 shares in 2003 and 514,176,000 shares in 2002	5	5
Capital in excess of par value	—	93
Other	5	6
Accumulated other comprehensive income	116	73
Retained earnings	5,990	5,525

	6,116	5,702

	$20,646	$18,741

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
Unaudited
(Dollars in millions)

	2003	2002

Cash flows from operating activities:
Net income	$1,015	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,571	1,150
Depreciation and amortization	822	752
Income taxes	221	46
Gains on sales of facilities	(85)	—
Impairment of investment securities	—	168
Impairment of long-lived assets	130	19
Payment to Federal government	(930)	—
Changes in operating assets and liabilities	(1,477)	(1,195)
Other	93	89

Net cash provided by operating activities	1,360	1,964

Cash flows from investing activities:
Purchase of property and equipment	(1,318)	(1,240)
Acquisition of hospitals and health care entities	(895)	(118)
Disposition of hospitals and health care entities	152	77
Change in investments	(236)	(65)
Other	(1)	(21)

Net cash used in investing activities	(2,298)	(1,367)

Cash flows from financing activities:
Issuance of long-term debt	1,020	1,005
Net change in revolving bank credit facility	1,065	(255)
Repayment of long-term debt	(418)	(790)
Payment of cash dividends	(30)	(30)
Repurchases of common stock	(751)	(682)
Issuances of common stock	86	221
Other	(13)	(13)

Net cash provided by (used in) financing activities	959	(544)

Change in cash and cash equivalents	21	53
Cash and cash equivalents at beginning of period	161	85

Cash and cash equivalents at end of period	$182	$138

Interest payments	$319	$308
Income tax payments	$417	$561

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2003, these affiliates owned and operated 183 hospitals, 78 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in 50/50 joint ventures that own and operate seven hospitals and four freestanding surgery centers that are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs which were $40 million and $37 million for the quarters ended September 30, 2003 and 2002, respectively, and $113 million and $102 million for the nine months ended September 30, 2003 and 2002, respectively. Operating results for the quarter and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-based Compensation

      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans, because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.

      HCA determined pro forma net income and earnings per share, as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based upon fair values at the grant

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based Compensation (continued)

dates. These pro forma amounts for the respective quarters and nine months ended September 30, 2003 and 2002 are as follows (dollars in millions, except per share amounts):

	Quarter		Nine Months

	2003	2002	2003	2002

Net income:
As reported	$306	$200	$1,015	$935
Stock-based employee compensation expense determined under a fair value method, net of income taxes	20	16	73	48

Pro forma	$286	$184	$942	$887

Basic earnings per share:
As reported	$0.62	$0.39	$2.01	$1.83
Pro forma	$0.58	$0.36	$1.87	$1.73
Diluted earnings per share:
As reported	$0.61	$0.38	$1.98	$1.78
Pro forma	$0.56	$0.35	$1.83	$1.69

      The weighted average fair values of HCA’s stock options granted during the quarters ended September 30, 2003 and 2002 were $10.69 and $13.77 per share, respectively. For the nine months ended September 30, 2003 and 2002, the weighted average fair values were $13.49 and $13.30 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Nine Months

	2003	2002	2003	2002

Risk-free interest rate	2.89%	2.37%	2.61%	2.16%
Expected volatility	38%	37%	37%	37%
Expected life, in years	4	4	4	4
Expected dividend yield	0.22%	0.18%	0.19%	0.18%

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

Allowance for Doubtful Accounts

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “self-pay” amounts due from patients. Management relies on detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”). The Company had previously performed the hindsight analysis on an annual basis. The results of the hindsight analysis that was completed during the second quarter of 2003

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Doubtful Accounts (continued)

indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. During the third quarter of 2003, the Company began performing a quarterly, rolling twelve-month hindsight analysis to enable the Company to react more quickly to trends affecting the collectability of the accounts receivable. At September 30, 2003, the Company’s allowance for doubtful accounts, as a percentage of self-pay accounts, was approximately 87%. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

Recent Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This statement has not had and is not expected to have a material impact on the Company’s results of operations or financial position.

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

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. In October 2003, the FASB voted to defer for an indefinite period, the application of the SFAS 150 guidance to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer this application of SFAS 150 to allow them the opportunity to consider possible implementation issues that would result from the proposed SFAS 150 guidance regarding measurement and recognition of noncontrolling interests. HCA will assess the

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Pronouncements (continued)

impact of the FASB’s reconsiderations, if any, on the Company’s consolidated financial statements when they are finalized.

NOTE 2 — INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

      Commencing in 1997, HCA was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties.

      The investigations were concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician relations, cost reports and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $840 million (plus $60 million of accrued interest), as provided by the Civil Agreement and Plea Agreement, during 2001. HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigations were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. In addition, the CIA previously entered into by the Company remains in effect. The Company also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. The Company also paid $33 million for legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

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

      During the quarter ended September 30, 2003, HCA reached a preliminary understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the preliminary understanding, HCA will establish a $49.5 million settlement fund to pay class members based on their individual claims. This settlement is subject to execution of a definitive settlement agreement and

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (continued)

approval by the United States District Court for the Middle District of Tennessee. HCA has also reached a preliminary understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount.

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

      During the respective quarters and nine months ended September 30, 2003 and 2002, HCA recorded $3 million and $16 million, and $8 million and $46 million, respectively, of professional fees in connection with the governmental investigations. The professional fees related to investigations represent incremental legal and accounting expenses that are being recognized on the basis of when the costs are incurred.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During the first nine months of 2003, HCA recognized a net pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals. Proceeds from the sales were used to repay bank borrowings.

      The following is a summary of acquisitions consummated during the nine months ended September 30, 2003 and 2002 (dollars in millions):

	2003	2002

Number of hospitals	11	1
Number of licensed beds	2,292	164
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,181	$28
Liabilities assumed	(314)	—

Net assets acquired	867	28
Other health care entities acquired	28	90

Net cash paid	$895	$118

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $506 million in 2003 and $22 million in 2002. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 — IMPAIRMENT OF LONG-LIVED ASSETS

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million ($79 million after-tax). The impairment charge affected the “property and equipment” asset category by $105 million and the “other accrued expenses” category by $25 million and the “corporate and other” operating segment.

      During the second quarter of 2002, HCA management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components, resulting in a pretax charge of $19 million. HCA reduced the carrying value for certain capitalized costs associated with the information system components that have been delayed. The impairment charge affected the “property and equipment” asset category and the “corporate and other” operating segment.

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

      During the third quarter of 2002, HCA’s equity investment portfolio experienced an increase in unrealized losses from $135 million at June 30, 2002 to $214 million at September 30, 2002. The continuation of the portfolio decline during the third quarter of 2002, combined with a perception of the trends developing in the emphasis of amount of decline and time period in the other-than-temporary impairment review process and the consideration of possible alternatives regarding the Company’s equity investment strategy, caused management to determine that it had become difficult to overcome the presumption that the identified investment securities would not recover fair value equal to cost prior to implementing any of the investment alternatives being considered and that a $168 million other-than-temporary impairment charge should be recognized in the third quarter of 2002. The investment securities on which the impairment charge was recognized were primarily concentrated in the communications and technology industry sectors. Management’s review of the individual investment securities included considerations of the amount of market decline, the length of time the securities had been in a decline position and issuer-specific financial attributes. See Note 8 — Investments of Insurance Subsidiary, for a summary of HCA’s insurance subsidiary investment securities. The impairment charge affected the “Investments of insurance subsidiary” asset category and the “corporate and other” operating segment.

NOTE 6 — INCOME TAXES

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”) and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-1998 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America, Inc.’s (“Hospital Corporation of America”) 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns. The disputed items include the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998 and the allocation of costs among fixed assets and goodwill in connection with

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 — INCOME TAXES (continued)

certain hospitals acquired by HCA in 1996. The IRS is claiming an additional $336 million in income taxes and interest through September 30, 2003.

      During 2001, HCA filed an appeal with the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns. HCA was contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust. On October 30, 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. During the fourth quarter of 2003, HCA expects to file a petition for rehearing before the Sixth Circuit. Because of the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not calculated the amount of additional tax and interest that it may claim for subsequent taxable periods.

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

NOTE 7 — EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards, determined using the treasury stock method.

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002 (dollars in millions, except per share amounts and shares in thousands):

	Quarter		Nine Months

	2003	2002	2003	2002

Net income	$306	$200	$1,015	$935
Weighted average common shares outstanding	497,424	513,986	505,095	511,881
Effect of dilutive securities:
Stock options	6,359	11,664	7,113	12,247
Other	1,829	1,610	1,869	1,531

Shares used for diluted earnings per share	505,612	527,260	514,077	525,659

Earnings per share:
Basic earnings per share	$0.62	$0.39	$2.01	$1.83
Diluted earnings per share	$0.61	$0.38	$1.98	$1.78

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at September 30, 2003 follows (dollars in millions):

	September 30, 2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$10	$—	$—	$10
States and municipalities	925	67	—	992
Mortgage-backed securities	75	3	2	76
Corporate and other	75	5	—	80
Money market funds	156	—	—	156
Redeemable preferred stocks	4	—	—	4

	1,245	75	2	1,318

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	531	71	8	594

	537	71	8	600

	$1,782	$146	$10	1,918

Amounts classified as current assets				(250)

Investment carrying value				$1,668

      The fair value of investment securities is generally based on quoted market prices.

      At September 30, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 375 equity positions at September 30, 2003, with 306 positions reflecting unrealized gains and 69 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at September 30, 2003 represent situations where there is a continuous decline from cost for more than nine months. The equity positions (including those with unrealized losses) at September 30, 2003, are not concentrated in any particular industries.

NOTE 9 — LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.750 billion agreement expiring April 2006. As of September 30, 2003, HCA had $1.165 billion outstanding under the Credit Facility.

      As of September 30, 2003, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2003, HCA was in compliance with all such covenants.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2013. Proceeds from both issuances were used to repay a portion of the amounts outstanding under the Credit Facility and for general corporate purposes.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 9 — LONG-TERM DEBT (continued)

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC, which allows the Company to issue from time to time, up to $2.5 billion in debt securities.

NOTE 10 — STOCK REPURCHASE PROGRAMS

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During the first and second quarters of 2003, HCA made open market purchases of 5.8 million shares for $214 million, which completed the repurchases under this authorization.

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the second quarter of 2003, HCA made open market purchases under this authorization of 10.2 million shares for $328 million. During the third quarter of 2003, HCA made open market purchases of 6.0 million shares for $210 million.

NOTE 11 — CONTINGENCIES

Significant Legal Proceedings

      Various lawsuits, claims and legal proceedings (see Note 2 — Investigations and Settlement of Certain Government Claims and Part II, Item 1: Legal Proceedings, for descriptions of the government investigations and other legal proceedings) have been and are expected to be instituted or asserted against HCA. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

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

NOTE 12 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2003 and 2002 are as follows (in millions):

	Quarter		Nine Months

	2003	2002	2003	2002

Net income	$306	$200	$1,015	$935
Unrealized gains on available-for-sale securities	2	53	44	13
Currency translation adjustments	2	2	(1)	20

Comprehensive income	$310	$255	$1,058	$968

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 12 — COMPREHENSIVE INCOME (continued)

      The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	September 30,	December 31,
	2003	2002

Net unrealized gains on securities	$90	$46
Foreign currency translation adjustments	34	35
Defined benefit plans	(8)	(8)

Accumulated other comprehensive income	$116	$73

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended September 30, 2003 and 2002, approximately 27%, and during both the nine months ended September 30, 2003 and 2002, approximately 28% of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 90 consolidating hospitals located in the Eastern United States and the Western Group includes 85 consolidating hospitals and seven non-consolidating hospitals located in the Western United States. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in Corporate and other.

      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of investment securities, impairment of long-lived assets, investigation related costs, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA as presented may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization, as well as a reconciliation of adjusted segment EBITDA to income before

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

minority interests and income taxes for the quarters and nine months ended September 30, 2003 and 2002, are summarized in the following table (dollars in millions):

	Quarter		Nine Months

	2003	2002	2003	2002

Revenues:
Eastern Group	$2,599	$2,455	$7,874	$7,381
Western Group	2,735	2,340	7,918	6,929
Corporate and other	137	134	419	395

	$5,471	$4,929	$16,211	$14,705

Equity in earnings of affiliates:
Eastern Group	$(3)	$(1)	$(8)	$(6)
Western Group	(47)	(49)	(149)	(148)
Corporate and other	(2)	—	(6)	(2)

	$(52)	$(50)	$(163)	$(156)

Adjusted segment EBITDA:
Eastern Group	$454	$492	$1,561	$1,613
Western Group	495	484	1,548	1,544
Corporate and other	(14)	(59)	(97)	(179)

	$935	$917	$3,012	$2,978

Depreciation and amortization:
Eastern Group	$124	$110	$356	$326
Western Group	123	108	361	324
Corporate and other	36	35	105	102

	$283	$253	$822	$752

Adjusted segment EBITDA	$935	$917	$3,012	$2,978
Depreciation and amortization	283	253	822	752
Interest expense	127	111	364	340
Gains on sales of facilities	(10)	—	(85)	—
Impairment of investment securities	—	168	—	168
Impairment of long-lived assets	—	—	130	19
Investigation related costs	3	16	8	46

Income before minority interests and income taxes	$532	$369	$1,773	$1,653

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	As of September 30,	As of December 31,
	2003	2002

Assets:
Eastern Group	$7,242	$7,046
Western Group	8,304	6,866
Corporate and other	5,100	4,829

	$20,646	$18,741

			Corporate
	Eastern	Western	and
	Group	Group	Other	Total

Goodwill:
Balance at December 31, 2002.	$918	$841	$235	$1,994
Acquisitions	5	501	—	506
Sales of facilities	(3)	—	(11)	(14)
Foreign currency translation	—	—	3	3

Balance at September 30, 2003.	$920	$1,342	$227	$2,489

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures that contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs (including changes to Medicare outlier payments) that may impact reimbursements to health care providers and insurers, (iv) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (v) changes in Federal, state or local regulations affecting the health care industry, (vi) the possible enactment of Federal or state health care reform, (vii) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (viii) potential liabilities and other claims that may be asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) changes in accounting practices, (xi) changes in general economic conditions, including growing numbers of uninsured and unemployed patients, (xii) future divestitures which may result in additional charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payments for services provided, (xvii) the ability to develop and implement the financial enterprise resource planning information system within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xviii) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xix) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xx) the ability to complete and the impact of the share repurchase program, (xxi) the ability to successfully integrate the operations of Health Midwest and fund expected capital improvements, (xxii) increases in the amount and risk of collectibility of uninsured accounts and deductible and co-pay amounts for insured accounts, (xxiii) the impact of the charity care and self-pay discounting policy changes, (xxiv) the ability to enter into definitive written agreements with our insurance carriers and with attorneys representing the class in the class action securities lawsuits originally filed against the Company in 1997, and obtain court approval thereof, and (xxv) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investigations and Settlement of Certain Government Claims

      Commencing in 1997, HCA was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties.

      The investigations were concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (continued)

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

      The remaining aspects of the investigations were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. In addition, the CIA previously entered into by the Company remains in effect. The Company also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. The Company also paid $33 million for legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002.

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

      During the quarter ended September 30, 2003, HCA reached a preliminary understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the preliminary understanding, HCA will establish a $49.5 million settlement fund to pay class members based on their individual claims. This settlement is subject to execution of a definitive settlement agreement and approval by the United States District Court for the Middle District of Tennessee. HCA has also reached a preliminary understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy

      The Company recently completed its annual business review in an effort to reassess the Company’s long-term outlook and to address appropriate modifications to the Company’s strategic plan. The results of the review reconfirmed managements’ commitment to the objective of providing the communities it serves a comprehensive array of quality health care services in the most cost-effective manner and consistent with HCA’s ethics and compliance program, governmental regulations and guidelines and industry standards as the base for the Company’s strategic plans. HCA also seeks to enhance financial performance by increasing utilization of its facilities and improving operating efficiencies. To achieve these objectives, HCA pursues the following strategies:

•	Emphasize a “patients first” philosophy: The foundation of HCA is putting patients first and providing quality health care services in the communities HCA serves. HCA continuously updates and implements quality assurance procedures to monitor level of care and patient safety issues. HCA has instituted a number of patient safety initiatives, including bar coding, computerized physician order entry and quality audits, and identifies best practices in its many health care facilities and shares those practices throughout its network of hospitals and health care facilities to help achieve better outcomes for patients. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to Ethics and Compliance: HCA is committed to a values-based corporate culture that prioritizes the care and improvement of human life. The values highlighted by HCA’s corporate culture — compassion, honesty, integrity, fairness, loyalty, respect and kindness — are the cornerstone of HCA. To reinforce HCA’s dedication to these values and to ensure integrity in all that it does, HCA has developed and implemented a comprehensive ethics and compliance program that articulates a high set of values and behavioral standards. HCA believes that this program reinforces the dedication to providing excellent patient care.

•	Focus on strong assets and invest capital in select, core communities: HCA focuses on communities where it is, or can be a leading health care provider and which are typically located in fast-growing urban and suburban communities, generally in the Southeastern and Western states. HCA intends to continue to optimize core assets through capital expenditures and selective acquisitions and divestitures.

•	Develop comprehensive local health care networks with a broad range of health care services: HCA seeks to operate each of its facilities as part of a network with other health care facilities that HCA’s affiliates own or operate within a common region. This should enable these local health care networks to effectively contract with managed care and other payers, and attract and serve patients and physicians.

•	Grow through increased patient volume, expansion of specialty services and emergency rooms and selective acquisitions: HCA plans capital spending to increase bed capacity, provide new or expanded services, and provide renovated and expanded emergency rooms, operating rooms, women’s services, imaging, oncology, open-heart areas and intensive and critical care units. To compete more effectively in the outpatient area, the Company intends to establish an operational unit focused on outpatient services.

•	Improve operating efficiencies through enhanced cost management and resource utilization, and the implementation of shared services and other initiatives: HCA has initiated several measures designed to improve the financial performance of its facilities. To address labor costs, HCA implemented a best practices initiative that provides HCA’s hospitals with strategies to improve recruiting, compensation programs and productivity; implemented various leadership and career development programs; and created an internal contract labor agency that provides for improved quality at a reduced cost. To

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

curtail supply costs, HCA formed a group purchasing organization that allows the achievement of better pricing in negotiating purchasing and supply contracts. In addition, as HCA grows in select core markets, the benefits should continue to be realized from economies of scale, including supply chain efficiencies and volume discount cost savings. HCA expects to be able to reduce operating costs and be better positioned to work with managed care organizations and employers, by sharing certain services among several facilities in the same market through the consolidation of hospitals’ back office functions such as billings and collections and standardizing and upgrading financial and human resources systems.

•	Recruit, develop and maintain relationships with physicians: HCA actively recruits physicians to enhance patient care and fulfill the needs of the communities it serves. HCA believes that recruiting and retaining quality physicians are essential to being a premier provider of health care services.

•	Streamline and decentralize management, consistent with HCA’s local focus: HCA’s strategy to streamline and decentralize management structure affords management of HCA’s facilities greater flexibility to make decisions that are specific to the respective local communities. This operating structure creates a more nimble, responsive organization.

•	Effectively allocate capital to maximize return on investments: HCA maintains and replaces equipment, renovates and constructs replacement facilities and adds new services to increase the attractiveness of its hospitals and other facilities to patients and physicians. In addition, HCA evaluates acquisitions that complement its strategies and assesses opportunities to enhance stockholder value, including repayment of indebtedness, stock repurchases and payment of dividends. HCA anticipates making strategic acquisitions in outpatient services.

Update of Critical Accounting Policies and Estimates

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is HCA’s primary source of cash and is critical to the Company’s operating performance. The primary collection risks relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “self-pay” amounts due from patients. Because HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care, they are not reported in revenues and do not have an impact on the provision for doubtful accounts. The revenues associated with uninsured patients that do not meet the Company’s current guidelines to qualify as charity care are generally reported in revenues at gross charges. In the first quarter of 2003, the Company announced that patients treated at an HCA wholly-owned hospital for non-elective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On October 1, 2003, HCA began implementing a sliding scale of discounts for uninsured patients, treated at HCA wholly-owned hospitals for non-elective care, with income between 200% and 400% of the Federal poverty level. HCA received approval from CMS and its Medicare fiscal intermediaries that the sliding scale discounting policy would not adversely affect HCA’s payments from the Medicare program during the third quarter of 2003. The Company expects the revised charity care and self-pay discounting policy changes will reduce both revenues and the provision for doubtful accounts in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Update of Critical Accounting Policies and Estimates (continued)

     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (continued)

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “self-pay” amounts due from patients. Management relies on detailed reviews of historical collections and write-offs at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”). Prior to the third quarter of 2003, the Company had performed the hindsight analysis on an annual basis. The results of the hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. Beginning with the third quarter of 2003, the Company began performing a quarterly, rolling twelve-month hindsight analysis to enable the Company to react more quickly to trends affecting the collectability of the accounts receivable. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

Results of Operations

     Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      Hospital volumes appear to have been adversely impacted by several factors including general economic softness, higher unemployment levels in several key markets, physician issues related to increases in costs of physician malpractice insurance and various competitive pressures in certain markets. The operations and the volumes during the third quarter of 2003 also reflect the completed acquisition of eleven hospitals in Kansas City. Admissions for the third quarter of 2003 increased 3.9% compared to the third quarter of 2002 while same facility admissions, which excludes the hospitals acquired in Kansas City in April 2003, increased 0.2% in the third quarter of 2003 compared to the third quarter of 2002.

      Admissions related to Medicare, managed care and other discounted plans, and Medicaid and self pay for the quarters and nine months ended September 30, 2003 and 2002 are set forth below.

	Quarter		Nine Months

	2003	2002	2003	2002

Medicare	38%	37%	39%	38%
Managed care and other discounted plans	47	48	46	47
Medicaid and self-pay	15	15	15	15

	100%	100%	100%	100%

      Same facility outpatient surgeries declined 2.5% in the third quarter of 2003 when compared to the same quarter of 2002. Important factors affecting outpatient surgeries were increased competition from physician-owned specialty hospitals and physician-owned freestanding surgery centers and physician issues related to physicians relocating or retiring due to rising malpractice insurance rates for physicians. Managed care plan provisions that are structured to influence patients to utilize outpatient or alternative delivery services and increasing competition from physician-owned specialty hospitals and freestanding surgery centers are expected to present ongoing competitive challenges. Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients, with operating

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

decisions being made by the local management teams and local physicians, and a focus on reducing operating costs through implementation of its shared services initiatives. To compete more effectively in the outpatient area, the Company intends to establish an operational unit focused on outpatient services. The Company expects to name a Group President for Outpatient Services in the near future. HCA also expects to increase, consistent with applicable laws, its participation in the development of physician partnerships for outpatient services in selected markets.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 7.1% and 8.3%, for the quarters ended September 30, 2003 and 2002, respectively, and increases of 8.2% and 8.7% for the nine months ended September 30, 2003 and 2002, respectively. There can be no assurance that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      One factor contributing to the moderation in the rate of increase in same facility revenue per equivalent admission compared to prior periods is the Company’s roll out of a portion of the charity policies that HCA announced in March 2003. Beginning in the second quarter of 2003, patients treated at an HCA wholly-owned hospital for non-elective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. Charity discounts on a same facility basis increased $67 million in the third quarter of 2003 over the third quarter of 2002. Adjusting same facility revenue per equivalent admission for this increase in charity discounts, same facility revenue per equivalent admission increased 8.2% in the third quarter of 2003 compared to the third quarter of 2002. In the fourth quarter of 2003, HCA expects to implement a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for non-elective care with income between 200% and 400% of the Federal poverty level.

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, managed care and other discounted plans, and Medicaid and self-pay patients for the quarters and nine months ended September 30, 2003 and 2002 are set forth below:

	Quarter		Nine Months

	2003	2002	2003	2002

Medicare	37%	37%	38%	38%
Managed care and other discounted plans	51	52	50	50
Medicaid and self-pay	12	11	12	12

	100%	100%	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Future legislation or other changes or interpretation of government health programs could have adverse effects on reimbursement from the government.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Revenue/Volume Trends (continued)

      Excluding the hospitals included in the Kansas City acquisition, HCA recorded $64 million and $76 million of revenues related to Medicare operating outlier cases for the quarters ended September 30, 2003 and 2002, respectively. These amounts represent 1.2% and 1.5% of revenues and 4.5% and 5.7% of Medicare revenues for the quarters ended September 30, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare operating outlier payments in future periods. Based on the Company’s estimates, future Medicare operating outlier payments will be materially, adversely affected by CMS’ published revisions to regulations on outlier payments. For periods subsequent to October 1, 2003, assuming the Company does not experience changes in Medicare patient acuity levels, the Company estimates its monthly revenue from Medicare operating outlier payments may be reduced by up to $12 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2003 and 2002 (dollars in millions, except per share amounts):

	Quarter

	2003		2002

	Amount	Ratio	Amount	Ratio

Revenues	$5,471	100.0	$4,929	100.0
Salaries and benefits	2,189	40.0	1,999	40.6
Supplies	882	16.1	795	16.1
Other operating expenses	952	17.5	859	17.4
Provision for doubtful accounts	566	10.3	411	8.3
Insurance subsidiary gains on sales of investments	(1)	—	(2)	—
Equity in earnings of affiliates	(52)	(1.0)	(50)	(1.0)
Depreciation and amortization	283	5.3	253	5.1
Interest expense	127	2.3	111	2.3
Gains on sales of facilities	(10)	(0.2)	—	—
Impairment of investment securities	—	—	168	3.4
Investigation related costs	3	—	16	0.3

	4,939	90.3	4,560	92.5

Income before minority interests and income taxes	532	9.7	369	7.5
Minority interests in earnings of consolidated entities	34	0.6	34	0.7

Income before income taxes	498	9.1	335	6.8
Provision for income taxes	192	3.5	135	2.7

Net income	$306	5.6	$200	4.1

Basic earnings per share	$0.62		$0.39
Diluted earnings per share	$0.61		$0.38

% changes from prior year(a):
Revenues	11.0%		11.1%
Income before income taxes	49.0		(21.0)
Net income	52.9		(26.6)
Basic earnings per share	59.0		(26.4)
Diluted earnings per share	60.5		(25.5)
Admissions(b)	3.9		3.0
Equivalent admissions(c)	3.6		3.2
Revenue per equivalent admission	7.1		7.6
Same facility % changes from prior year(d):
Revenues	6.9		12.2
Admissions(b)	0.2		3.4
Equivalent admissions(c)	(0.2)		3.6
Revenue per equivalent admission	7.1		8.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

     Operating Results Summary (continued)

	Nine Months

	2003		2002

	Amount	Ratio	Amount	Ratio

Revenues	$16,211	100.0	$14,705	100.0

Salaries and benefits	6,463	39.9	5,889	40.0
Supplies	2,597	16.0	2,351	16.0
Other operating expenses	2,731	16.8	2,491	17.0
Provision for doubtful accounts	1,571	9.7	1,150	7.8
Insurance subsidiary losses on sales of investments	—	—	2	—
Equity in earnings of affiliates	(163)	(1.0)	(156)	(1.1)
Depreciation and amortization	822	5.1	752	5.3
Interest expense	364	2.2	340	2.3
Gains on sales of facilities	(85)	(0.5)	—	—
Impairment of investment securities	—	—	168	1.1
Impairment of long-lived assets	130	0.8	19	0.1
Investigation related costs	8	0.1	46	0.3

	14,438	89.1	13,052	88.8

Income before minority interests and income taxes	1,773	10.9	1,653	11.2
Minority interests in earnings of consolidated entities	120	0.7	111	0.7

Income before income taxes	1,653	10.2	1,542	10.5
Provision for income taxes	638	3.9	607	4.1

Net income	$1,015	6.3	$935	6.4

Basic earnings per share	$2.01		$1.83
Diluted earnings per share	$1.98		$1.78

% changes from prior year(a):
Revenues	10.2%		9.6%
Income before income taxes	7.2		10.5
Net income	8.6		4.2
Basic earnings per share	9.8		7.6
Diluted earnings per share	11.2		7.2
Admissions(b)	2.5		0.8
Equivalent admissions(c)	2.0		1.3
Revenue per equivalent admission	8.1		8.2
Same facility % changes from prior year(d):
Revenues	7.6		11.7
Admissions(b)	0.2		2.2
Equivalent admissions(c)	(0.5)		2.7
Revenue per equivalent admission	8.2		8.7

(a)	Income and earnings per share amounts for 2001 are based upon adjusted net income (excludes goodwill amortization, net of taxes).
(b)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(c)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(d)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2003 and 2002

      Net income totaled $306 million, or $0.61 per diluted share, in the third quarter of 2003 compared to $200 million, or $0.38 per diluted share, in the third quarter of 2002. The operating results for the third quarter of 2003 include a $10 million pretax gain, or $0.01 per diluted share, on the sale of a facility. The operating results for the third quarter of 2002 included a $168 million pretax charge, or ($0.20) per diluted share, on the impairment of investment securities and investigation related costs of $16 million pretax, or ($0.02) per diluted share.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the third quarter of 2003, the acquired Kansas City hospitals produced revenues of $232 million and a net loss of $6 million. The Kansas City hospitals are included in the Company’s Western Group.

      For the third quarter of 2003, admissions increased 3.9% and same facility admissions increased by 0.2% compared to the same quarter of 2002. Outpatient surgical volumes increased 1.7%, but decreased 2.5% on a same facility basis. The weaker than expected volumes were the result of general economic conditions and the increasing unemployment levels in certain markets. Additionally, in certain markets, physician issues related to physicians retiring or relocating due to rising physician malpractice insurance rates, managed care contract disputes and new competition, both in the inpatient and the outpatient lines of business, are contributing to slowed growth.

      Revenues for the third quarter of 2003 increased 11.0% compared to the third quarter of 2002. The 11.0% increase in revenues is primarily attributed to the 6.9% increase in same facility revenues and the $232 million of revenues related to the acquired Kansas City hospitals. The 6.9% increase in same facility revenues is primarily attributable to rate increases, as same facility equivalent admissions declined 0.2% in the third quarter of 2003.

      Salaries and benefits decreased, as a percentage of revenues, to 40.0% in the third quarter of 2003 from 40.6% in the same quarter of 2002. Adjusting for the acquired Kansas City hospitals, salaries and benefits, as a percentage of revenues, were 39.7% for the third quarter of 2003. The decreases reflect reductions in the utilization of contract labor. Contract labor per equivalent admission decreased 34.5% for the third quarter of 2003 compared to the third quarter of 2002.

      Supplies remained flat as a percentage of revenues. Rising supply costs, particularly in the pharmaceutical, orthopedic and cardiac areas, continue to be a challenge for the Company.

      Other operating expenses, as a percentage of revenues, increased to 17.5% in the third quarter of 2003 compared to 17.4% in the third quarter of 2002, due primarily to other operating expenses being higher, as a percent of revenues, for the acquired Kansas City hospitals. Excluding the acquired Kansas City hospitals, other operating expenses, as a percentage of revenues, decreased to 17.0% in the third quarter of 2003. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes.

      Provision for doubtful accounts, as a percentage of revenues, increased to 10.3% in the third quarter of 2003 from 8.3% in the third quarter of 2002. The factors influencing this increase are consistent with the Company’s recent experience of increasing self-pay or uninsured accounts and a continued deterioration associated with the collectibility of these accounts. The soft economic environment in many of the Company’s markets, combined with increasing co-payments and deductibles, are placing the financial responsibility more, and in some cases all, on the patient. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “self-pay” amounts due from patients. At September 30, 2003, the Company’s allowance for doubtful accounts as a percentage of these self-pay accounts was approximately 87%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2003 and 2002 (continued)

      Equity in earnings of affiliates increased from $50 million in the third quarter of 2002 to $52 million in the third quarter of 2003.

      Depreciation and amortization increased, as a percentage of revenues, to 5.3% in the third quarter of 2003 from 5.1% in the third quarter of 2002.

      Interest expense increased to $127 million in the third quarter of 2003 from $111 million in the third quarter of 2002. The average of the beginning and ending debt balances increased from $7.4 billion for the third quarter of 2002 to $8.6 billion for the third quarter of 2003.

      During the third quarter of 2003, HCA recognized a pretax gain of $10 million ($7 million after-tax) on the sale of one consolidating hospital. Proceeds from the sale were used to repay bank borrowings.

      During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded an impairment charge on investment securities of $168 million.

      During the third quarter of 2003 and 2002, respectively, HCA incurred $3 million and $16 million of professional fees (legal and accounting) related to the governmental investigations. The Company does not currently expect to incur investigation related costs in future periods.

      Minority interests in earnings of consolidated entities remained flat at $34 million for the third quarter of 2003 and for the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

      Net income totaled $1.015 billion, or $1.98 per diluted share, compared to $935 million, or $1.78 per diluted share, for the nine months ended September 30, 2002. The operating results for the nine months ended September 30, 2003 included $85 million of pretax gains, or $0.09 per diluted share, on sales of facilities and a $130 million pretax charge, or ($0.15) per diluted share, on the impairment of long-lived assets. The operating results for the nine months ended September 30, 2002 included a $168 million pretax charge, or ($0.20) per diluted share, on the impairment of investment securities, a $19 million pretax charge, or ($0.03) per diluted share, on the impairment of long-lived assets and $46 million pretax, or ($0.06) per diluted share, of investigation related costs.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the nine months ended September 30, 2003, the acquired Kansas City hospitals produced revenues of $464 million and a net loss of $11 million. The Kansas City hospitals are included in the Company’s Western Group.

      For the first nine months of 2003, admissions increased 2.5% and same facility admissions increased by 0.2% compared to the same period last year. Outpatient surgical volumes decreased 0.2%, and decreased 3.0% on a same facility basis. HCA experienced weaker than expected volumes due to the general economic conditions in certain markets, the non-renewal of certain managed care contracts, increased co-payments and deductibles, physician issues related to physicians relocating or retiring due to rising physician malpractice insurance rates and various competitive pressures in certain markets.

      Revenues for the first nine months of 2003 increased 10.2% compared to the first nine months of 2002. The 10.2% increase in revenues is primarily attributed to the 7.6% increase in same facility revenues and the $464 million of revenues related to the acquired Kansas City hospitals. The 7.6% increase in same facility revenues is primarily attributable to rate increases as same facility equivalent admissions decreased 0.5% in the first nine months of 2003 compared to the first nine months of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2003 and 2002 (continued)

      Salaries and benefits, as a percentage of revenues, decreased to 39.9% in 2003 from 40.0% in 2002. Excluding the acquired Kansas City hospitals, salaries and benefits, as a percentage of revenues, were 39.6% for the nine months ended September 30, 2003. The decreases reflect improvements in the utilization of contract labor. Contract labor per equivalent admission decreased 20.8% for the nine months ended September 30, 2003 compared to the same period in 2002.

      Supply costs remained flat as a percentage of revenues at 16.0% for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues, decreased to 16.8% in 2003 from 17.0% in 2002. Excluding the acquired Kansas City hospitals, other operating expenses, as a percentage of revenues decreased to 16.6% for the nine months ended September 30, 2003. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and non-income taxes.

      Provision for doubtful accounts, as a percentage of revenues, increased to 9.7% in the nine months ended September 30, 2003 from 7.8% in the nine months ended September 30, 2002. The factors influencing this increase include the Company’s recent experience of increasing self-pay or uninsured accounts and a continued deterioration associated with the collectiblity of these accounts. The soft economic environment in many of the Company’s markets, combined with increasing co-payments and deductibles, are placing the financial responsibility more, and in some cases all, on the patient. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “self-pay” amounts due from patients. At September 30, 2003, the Company’s allowance for doubtful accounts as a percentage of these self-pay accounts was approximately 87%.

      Equity in earnings of affiliates increased from $156 million in the first nine months of 2002 to $163 million in the first nine months of 2003.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.1% in the nine months ended September 30, 2003 from 5.3% in the nine months ended September 30, 2002 due to the fixed nature of these costs combined with increases in revenues of 10.2% in the first nine months of 2003 compared to same period of 2002.

      Interest expense increased to $364 million in the nine months ended September 30, 2003 from $340 million in the nine months ended September 30, 2002. The average of the beginning and ending debt balances increased from $7.3 billion for the nine months ended September 30, 2002 to $7.9 billion for the nine months ended September 30, 2003.

      During the first nine months of 2003, HCA recognized a pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospital, and the working capital settlement of a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

      During the third quarter of 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded an impairment charge on investment securities of $168 million.

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system resulting in a pretax charge of $130 million. During the second quarter of 2002, HCA management decided to delay the development and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2003 and 2002 (continued)

implementation of certain financial and procurement information system components of its enterprise resource planning system (“ERP”) project, resulting in a pretax charge of $19 million.

      During the first nine months of 2003 and 2002, respectively, HCA incurred $8 million and $46 million of professional fees (legal and accounting) related to the governmental investigations. The Company does not currently expect to incur investigation related costs in future periods.

      Minority interests in earnings of consolidated entities increased to $120 million for the nine months ended September 30, 2003 from $111 million for the nine months ended September 30, 2002 due to improved operating results at certain of HCA’s consolidating joint ventures.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $1.360 billion in the first nine months of 2003 compared to $1.964 billion in the first nine months of 2002. Working capital totaled $1.947 billion at September 30, 2003 and $766 million at December 31, 2002. Excluding the effects of the settlement payments made to the Federal government, cash provided by operating activities totaled $2.128 billion for the first nine months of 2003.

      Cash used in investing activities was $2.298 billion in the first nine months of 2003 compared to $1.367 billion in the first nine months of 2002. Excluding acquisitions, capital expenditures were $1.318 billion in 2003 and $1.240 billion in 2002. Annual planned capital expenditures are projected to approximate $1.8 billion for 2004 and approximate $1.6 billion for 2005. At September 30, 2003, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of approximately $2.2 billion. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($1.290 billion available as of November 6, 2003) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary are held to maintain statutory equity and pay claims and totaled $1.918 billion and $1.655 billion at September 30, 2003 and December 31, 2002, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $155 million and $265 million at September 30, 2003 and December 31, 2002, respectively, are included in other assets.

      Cash provided by financing activities totaled $959 million during the first nine months of 2003 compared to cash used in financing activities of $544 million during the first nine months of 2002. During 2003, HCA accessed the Credit Facility and the public debt market to raise capital.

      During the second quarter of 2003, HCA paid CMS $250 million to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS for the cost report periods ending before August 1, 2001. During the third quarter of 2003, HCA paid the DOJ $641 million (including

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

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

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC that allows the Company to issue from time to time, up to $2.5 billion in debt securities.

      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the outstanding amount under the Credit Facility.

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”), which includes the Credit Facility, has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of October 31, 2003, HCA was in compliance with all such covenants.

      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock. HCA expects to repurchase its shares from time-to-time through open market purchases or privately negotiated transactions. During the first nine months of 2003 HCA, through open market purchases, repurchased under this authorization 16.2 million shares of its common stock for $538 million.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA made open market purchases during 2002 of 6.2 million shares for $282 million. During the first nine months of 2003, HCA purchased 5.8 million shares for $214 million which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

      HCA’s management and Board of Directors are evaluating a change to the Company’s existing dividend policy. The Company expects to announce any changes in the Company’s existing dividend policy in the first quarter of 2004.

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing its ERP project to replace its financial and human resources information systems and reporting process. The ERP system is designed to improve the integration among the Company’s various software systems and allow for more efficient collecting, sharing and analyzing of data. The ERP system should provide more flexibility to format reports to fit facilities’ needs and allow employees to use their personal computers to gather and analyze information. Management estimates that the ERP project will require total expenditures of approximately $330 million to develop and install. At September 30, 2003, project-to-date costs incurred were $191 million ($120 million of the costs incurred have been capitalized and $71 million have been expensed). Management expects that the ERP system development, testing, data conversion and installation will continue

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

through 2006. There can be no assurance that the development and implementation of ERP will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.318 billion and $600 million, respectively, at September 30, 2003. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, management concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered “other-than-temporary,” and recorded an impairment charge on the identified investment securities of $168 million. The declines in fair value and resulting losses incurred on sales of the securities on which the impairment charge was recorded did not present a liquidity concern to the Company. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this situation could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary”. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At September 30, 2003, HCA had net unrealized gains of $136 million on the insurance subsidiary’s investment securities.

      HCA is also exposed to market risk related to changes in interest rates on its indebtedness, and periodically enters into interest rate swap agreements to manage its exposure to these fluctuations. HCA’s interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates.

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

      With respect to HCA’s interest-bearing liabilities, approximately $2.5 billion of long-term debt at September 30, 2003 is subject to variable rates of interest, while the remaining balance in long-term debt of $6.3 billion at September 30, 2003 is subject to fixed rates of interest. Both the general level of interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility on which interest is payable generally at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Market Risk (continued)

LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), a bank term loan on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed on which interest is payable at LIBOR plus 1.9% to 2.4%. Due to decreases in LIBOR, the average rate for the Company’s Credit Facility decreased from 2.5% for the quarter ended September 30, 2002 to 1.8% for the quarter ended September 30, 2003, and the average rate for the Company’s term loans decreased from 2.8% for the quarter ended September 30, 2002 to 2.1% for the quarter ended September 30, 2003. The estimated fair value of HCA’s total long-term debt was $9.2 billion at September 30, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $25 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates. Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      During 2001, HCA filed an appeal with the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) with respect to two United States Tax Court decisions received in 1996 related to the Internal Revenue Service’s examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns. HCA is contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust, Inc.—The Hospital Company in 1987. On October 30, 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. During the fourth quarter of 2003, HCA expects to file a petition for rehearing before the Sixth Circuit. Because of the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not calculated the amount of additional tax and interest that it may claim for subsequent taxable periods.

      The Company is also contesting income taxes and related interest, proposed by the IRS for prior years, aggregating approximately $336 million as of September 30, 2003.

      Management believes that final resolution of these disputes will not have a material adverse effect on the results of operations or liquidity of the Company. See Note 6 — Income Taxes in the notes to condensed consolidated financial statements for a description of the pending IRS disputes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2003	2002

CONSOLIDATING
Number of hospitals in operation at:
March 31	173	175
June 30	184	175
September 30	183	175
December 31		173
Number of freestanding outpatient surgical centers in operation at:
March 31	74	74
June 30	76	75
September 30	78	74
December 31		74
Licensed hospital beds at(a):
March 31	39,898	40,054
June 30	42,152	39,930
September 30	41,997	40,056
December 31		39,932
Weighted average licensed beds(b):
Quarter:
First	39,957	40,079
Second	42,178	39,844
Third	42,098	39,998
Fourth		40,020
Year		39,985
Average daily census(c):
Quarter:
First	22,524	22,897
Second	22,201	21,185
Third	21,759	20,883
Fourth		21,099
Year		21,509
Admissions(d):
Quarter:
First	404,500	407,300
Second	409,000	391,400
Third	407,700	392,400
Fourth		391,700
Year		1,582,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2003	2002

Equivalent admissions(e):
Quarter:
First	587,300	594,700
Second	605,300	584,200
Third	606,200	585,200
Fourth		575,300
Year		2,339,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.1
Second	4.9	4.9
Third	4.9	4.9
Fourth		5.0
Year		5.0
Emergency room visits(g):
Quarter:
First	1,216,200	1,206,900
Second	1,268,300	1,198,000
Third	1,286,600	1,211,900
Fourth		1,186,000
Year		4,802,800
Outpatient surgeries(h):
Quarter:
First	194,600	202,000
Second	209,500	206,500
Third	204,900	201,400
Fourth		200,000
Year		809,900
Inpatient surgeries(i):
Quarter:
First	128,100	127,900
Second	134,900	130,300
Third	133,400	130,300
Fourth		129,600
Year		518,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2003	2002

NON-CONSOLIDATING(j)
Number of hospitals in operation at:
March 31	6	6
June 30	6	6
September 30	7	6
December 31		6
Number of freestanding outpatient surgical centers in operation at:
March 31	4	3
June 30	4	5
September 30	4	4
December 31		4
Licensed hospital beds at:
March 31	2,093	2,063
June 30	2,093	2,063
September 30	2,199	2,047
December 31		2,047

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	The non-consolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

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

Changes in Internal Controls Over Financial Reporting

      During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

      The investigations handled by the Criminal and Civil Divisions of the Department of Justice (“DOJ”) and various U.S. Attorneys’ offices were concluded through a series of agreements executed in 2000 and 2003. Additionally, HCA also entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      If HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operation and liquidity. See Note 11 — Contingencies.

Lawsuits

Shareholder Derivative and Class Action Complaints Filed in the U.S. District Courts

      During the April 1997 to October 1997 period, numerous securities class action and derivative lawsuits were filed in the United States District Court for the Middle District of Tennessee against the Company and certain of its current and former directors, officers and/or employees.

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

      During the quarter ended September 30, 2003, HCA reached a preliminary understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the preliminary understanding, HCA will establish a $49.5 million settlement fund to pay class members based on their individual claims. This settlement is subject to execution of a definitive settlement agreement and approval by the United States District Court for the Middle District of Tennessee. HCA has also reached a preliminary understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount.

General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a/ St. Mark’s Hospital, Case No. 000906627, was filed in the Third Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Both parties filed cross-motions for summary judgment and both motions were denied in December 2001. Discovery has concluded; no trial date has yet been set.

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

Item 6:     Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

Exhibit 10 — First Amendment to the April 2001 $2.5 Billion Credit Agreement, dated as of October 14, 2003.

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

On July 2, 2003, the Company furnished a report on Form 8-K under Item 12 which announced the court approval of a settlement agreement between the Company and the U.S. Department of Justice.

On July 15, 2003, the Company furnished a report on Form 8-K under Items 9 and 12 which announced expectations relating to second quarter earnings results.

On July 22, 2003, the Company furnished a report on Form 8-K under Items 9 and 12 which announced second quarter earnings results.

On July 29, 2003 the Company filed a report on Form 8-K under Item 5 and Item 7 which announced the issuance and sale, pursuant to the Securities Act of 1933, as amended, of an aggregate of $500,000,000 principal amount of the Registrant’s 6 3/4% Notes due July 15, 2013.

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

Date: November 13, 2003