Form 10-K
period 2003-12-31
HCA INC/TN
filed 2004-03-12
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

      As of February 29, 2004, there were outstanding 467,884,800 shares of the Registrant’s Voting Common Stock and 21,000,000 shares of the Registrant’s Nonvoting Common Stock. As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates was approximately $14.8 billion. For purposes of the foregoing calculation only, the Registrant’s directors, executive officers and the HCA 401(k) Plan have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

      HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2003, the Company operated 191 hospitals, comprised of 176 general, acute care hospitals, seven psychiatric hospitals, one rehabilitation hospital and seven hospitals, one of which is a rehabilitation hospital, included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 83 freestanding surgery centers, four of which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “Company” and “HCA,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and references to “employees” refer to employees of affiliates of HCA.

      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner possible. HCA’s general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA’s general, acute care hospitals and through HCA’s freestanding surgery centers, diagnostic centers, and rehabilitation facilities. HCA’s psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

      The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA’s principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number is (615) 344-9551.

Available Information

      HCA files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials HCA files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. HCA is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. HCA’s website address is www.hcahealthcare.com. Please note that HCA’s website address is provided as an inactive textual reference only. HCA makes available free of charge through the Company’s website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

      HCA has posted its Corporate Governance Guidelines, its Code of Conduct for directors, officers and employees, and the charters of its Audit, Compensation, Ethics and Compliance, Finance and Investments and Nominating and Corporate Governance Committees of the Board of Directors on its website at www.hcahealthcare.com (Corporate Governance page). HCA’s corporate governance materials are available free of charge upon request to HCA’s Corporate Secretary, HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Business Strategy

      HCA is committed to providing the communities it serves high quality, cost-effective, health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	commitment to the care and improvement of human life;

•	commitment to ethics and compliance;

•	focus on core communities;

•	becoming the health care employer of choice;

•	continuing to strive for operational excellence; and

•	allocating capital to strategically complement its operational strategy and enhance stockholder value.

Health Care Facilities

      HCA currently owns, manages or operates hospitals, freestanding surgery centers, diagnostic centers, radiation and oncology therapy centers, comprehensive rehabilitation and physical therapy centers and various other facilities.

      At December 31, 2003, HCA owned and operated 176 general, acute care hospitals with 41,364 licensed beds and an additional six hospitals with 2,077 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of HCA’s general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

      Like most hospitals, HCA’s hospitals do not engage in extensive medical research and education programs. However, some of HCA’s hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

      At December 31, 2003, HCA operated seven psychiatric hospitals with 680 licensed beds. HCA’s psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

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

      In addition to providing capital resources, HCA makes available a variety of management services to its health care facilities, including ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; human resource services; and internal audit.

Sources of Revenue

      Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond the Company’s control.

      HCA receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of the Company’s patient revenues from such sources were as follows:

	Year Ended December 31,

	2003	2002	2001

Medicare	28%	28%	28%
Managed care and other discounted plans	54%	55%	53%
Medicaid and self-pay	18%	17%	19%

Total	100%	100%	100%

      Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of HCA’s hospitals located in the United States are certified as health care services providers for persons covered under the Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than the hospitals’ established gross charges for the services provided.

      HCA’s hospitals generally offer discounts from established charges to certain group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit HCA’s ability to increase revenues in response to increasing costs. (See Item 1: Business — Competition.) Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. In 2003, HCA implemented changes to its charity care policies, to provide financial relief to more of its charity patients and needs-based discounts to uninsured patients who receive nonelective care at its hospitals. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Revenue/ Volume Trends.”

Medicare

      Under the Medicare program, HCA receives reimbursement under a prospective payment system (“PPS”) for acute care hospital inpatient and outpatient services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights represent the average resources for a given DRG relative to the average resources for all DRGs. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. DRG payments do not consider a specific hospital’s cost, but are adjusted for area wage differentials. Hospitals, other than those defined as “new or that qualify,” receive PPS reimbursement for inpatient capital costs, based on DRG weights multiplied by a geographically adjusted Federal rate, unless a hospital qualifies for a special exceptions payment.

      DRG rates are updated and DRG weights are recalibrated each Federal fiscal year. The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In Federal fiscal year 2003, the DRG rate increase was market basket of 3.5% minus 0.55% (or 2.95%). For Federal fiscal year 2004, the Centers for Medicare and Medicaid Services (“CMS”) set the DRG rate increase at full market basket of 3.4%. Through recent legislation, including the

Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), Congress equalized the DRG payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003. Further, MMA provides for DRG rate increases for Federal fiscal years 2005, 2006, and 2007 at full market basket, if data for ten patient care quality indicators is submitted to the Secretary of Health and Human Services (“HHS”). Those hospitals not submitting data on the ten quality indicators will receive an increase equal to the market basket rate minus 0.4%. HCA expects that its hospitals will participate in the quality initiative by the Secretary of HHS by submitting the quality data requested.

      Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal years 2003, 2002 and 2001, the CMS payments for cost outlier cases exceeded the 5.1% set aside. Outlier payments are made by CMS for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. CMS increased the threshold from $16,350 at the end of Federal fiscal year 2001, to $21,025 for 2002, and $33,560 for 2003. In June 2003, CMS adopted significant regulatory changes to outlier payments. Included in the regulatory changes were provisions to: 1) use the most recent settled cost report to establish the hospital’s cost-to-charge ratio, 2) eliminate the use of the statewide average when the hospital’s cost-to-charge ratio falls three standard deviations below the national average, and 3) permit CMS to reconcile outlier payments in the Medicare cost report for hospitals meeting CMS defined audit criteria. As a result of these changes, CMS set the outlier threshold at $31,000 for Federal fiscal year 2004. The result of the prior year increases to the outlier threshold and the final outlier regulatory provisions will be to reduce both the number of cases that qualify for outlier payments and the amount of payments for qualifying outlier cases.

      In order to calculate whether outlier payments are due, the Medicare fiscal intermediary multiplies the hospital’s billed (or gross) charges on its Medicare claim by its cost-to-charge ratio from the most recent settled Medicare cost report. The product of that calculation is considered the cost of the claim. An outlier payment is made for 80% of such costs in excess of the sum of the total DRG payments for that claim plus the fixed threshold amount ($31,000 for Federal fiscal year 2004).

      Excluding the hospitals acquired in the April 2003 Kansas City acquisition, HCA recorded $218 million, $284 million and $240 million of revenues related to Medicare operating outlier cases for 2003, 2002 and 2001, respectively. These amounts represent 3.7%, 5.1% and 4.7% of HCA’s Medicare revenues and 1.0%, 1.4% and 1.3% of HCA’s total revenues for 2003, 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare operating outlier payments in future periods. Based on the Company’s estimates, future Medicare operating outlier payments will be materially, adversely affected by the CMS’ revisions to regulations on outlier payments. For periods subsequent to October 1, 2003, assuming the Company does not experience changes in Medicare patient acuity levels, the Company estimates its monthly revenue from Medicare operating outlier payments may be reduced by up to $12 million.

Outpatient

      On August 1, 2000, CMS began reimbursing hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS-basis. CMS will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers are reimbursed on a fee schedule.

      All PPS-based hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated, effective April 1, 2002, for calendar year 2002 by market basket of 3.3% minus 1.0% (or 2.3%) and for calendar year 2003 by market basket of 3.5%. The update for 2004 is market basket of 3.4%.

      For calendar year 2002, the Medicare program set aside 2.5% of APC payments to pay for certain approved medical devices, drugs, and biologicals, on a pass-through basis. As part of an update process, CMS estimated that pass-through payments for 2002 would be considerably in excess of the 2.5% set aside and issued final regulations that made significant changes to pass-through device payments for services furnished on or after April 1, 2002, including a pro-rata reduction of 63.6%. For calendar year 2003, CMS set aside 2.3% of APC payments to pay for certain approved medical devices, drugs, and biologicals on a pass-through basis, and CMS did not make a pro-rata reduction for such pass-through payments. For calendar year 2004, CMS has set aside 1.3% of APC payments to pay for approved medical devices, drugs, and biologicals on a pass-through basis. CMS included the 1.0% reduction in the set aside amount in the APC payment rates. CMS did not make a pro-rata reduction for calendar year 2004.

Rehabilitation

      PPS for rehabilitation hospitals and rehabilitation units of hospitals was implemented for Medicare cost reporting periods beginning on or after January 1, 2002. Hospitals and units with cost reporting periods beginning prior to October 1, 2002 could elect to be paid under PPS or a blend of PPS and the facility-specific payment rates. Rehabilitation hospitals and units are paid under PPS for cost reporting periods beginning on or after October 1, 2002. Under PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For Federal fiscal years 2003 and 2004, CMS updated the PPS rate for rehabilitation hospitals and units by market basket of 3.0% and 3.2%, respectively. As of December 31, 2003, HCA had two rehabilitation hospitals, one of which is operated through a joint venture, and 60 hospital rehabilitation units.

      In September 2003, CMS published a proposed rule to revise the criterion, commonly known as the “75 percent rule,” used to classify a hospital as an inpatient rehabilitation facility (“IRF”). The proposed rule would also modify and expand the medical conditions listed in the 75 percent rule regulatory requirements as well as lower for three years the percentage of patients required to fall within one of the specified list of medical criteria from 75% to 65%. The public comment period ended on November 3, 2003. CMS has yet to respond to public comments or issue the final rule. Thus, the financial impact that any final rule will have on rehabilitation hospitals and units is uncertain.

      Medicare fiscal intermediaries have been given the authority to develop and implement Local Coverage Determination (“LCD”) to determine the medical necessity of care rendered to Medicare patients where there is no national coverage determination. A consortium of Medicare fiscal intermediaries has been working together to develop a restrictive LCD on rehabilitation care. The rehabilitation LCD is still in the drafting stage, and it is uncertain whether or not the draft LCD will be finalized and implemented. A restrictive rehabilitation LCD would have the potential to significantly impact Medicare rehabilitation payments. The financial impact to HCA of any final rehabilitation LCD is uncertain.

Other

      Payments to PPS-exempt psychiatric hospitals and units are currently based upon reasonable cost, subject to a cost-per-discharge target (the TEFRA limits). These limits are updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting periods beginning in fiscal years 2003 and 2004 is market basket of 3.5% and 3.4%, respectively. Caps had been established for the cost-per-discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. For cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units are no longer subject to these caps. However, if a PPS-exempt hospital or unit was subject to the cap in the cost report for the year prior to October 1, 2002, such limitation will be included in its future target amount. The cost-per-discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category.

      The Medicare, Medicaid, and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA”) required CMS to develop and implement budget-neutral PPS systems for both psychiatric and long-term hospitals for cost reporting periods beginning on or after October 1, 2002. On November 28, 2003, CMS published a proposed rule to establish a prospective payment system for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of acute care hospitals. CMS has proposed a graduated per diem prospective payment system that would be implemented over a transition period of three years or more. CMS has projected an implementation date of April 1, 2004 in the proposed rule, but also has acknowledged that the implementation date could be delayed beyond April 1. The proposed rule was subject to public comments until February 26, 2004. Due to the uncertainties of the prospective payment system that will be finally adopted by CMS, HCA is unable to predict the financial impact of such proposed prospective payment system. As of December 31, 2003, HCA had seven psychiatric hospitals and 45 hospital psychiatric units.

      CMS has established a prospective payment system for Medicare skilled nursing facilities under which facilities are paid a per diem rate for virtually all covered services. The skilled nursing facilities PPS payment rates were updated for Federal fiscal year 2004 by market basket of 3.0% and by a positive market basket forecast error adjustment of 3.26%. As of December 31, 2003, HCA had 31 skilled nursing units.

      Under the various Medicare prospective payment systems, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Currently, CMS defines the labor market areas based on the definitions of Metropolitan Statistical Areas, Primary Metropolitan Statistical Areas, and New England County Metropolitan Areas, issued by the Office of Management and Budget (“OMB”). In June 2003, OMB issued revised definitions of Metropolitan Statistical Areas, and new definitions of Micropolitan Statistical Areas and Combined Statistical Areas. CMS has stated that the earliest usage of these new definitions would be in the Federal fiscal year 2005 wage index. It is uncertain whether CMS will adopt the new definitions in part or in total. The financial impact the new OMB area wage definitions will have upon the Company is uncertain. In addition, CMS is obligated by Section 304(c) of Public Law 106-554 to implement an occupational mix adjustment factor to the wage index for inpatient DRG payments to be effective October 1, 2004 that is to account for variation in the skill mix across hospitals. CMS is in the process of collecting the occupational mix data from hospitals. HCA expects that CMS will include a proposed occupational mix adjustment factor in the inpatient DRG update rule in May 2004. The financial impact, if any, that an occupational mix adjustment factor will have upon the Company is uncertain.

Medicaid

      Medicaid programs are funded jointly by the Federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The Federal government and many states are currently considering altering the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by HCA’s hospitals. As permitted by law, certain states in which HCA operates have adopted broad-based provider taxes to fund their Medicaid programs.

Self-Pay

      HCA also provides services to patients who are not covered by insurance or by the Medicare or Medicaid programs. HCA provides care to patients who are financially unable to pay for the health care services they receive, and because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. In the first quarter of 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On October 1, 2003, HCA began implementing a sliding scale of discounts for uninsured patients, treated at HCA wholly-owned hospitals for nonelective care, with income between 200% and 400% of the Federal poverty level.

Annual Cost Reports

      All hospitals participating in the Medicare, Medicaid and TRICARE programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

      Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HCA under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to or from HCA under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

      During June 2003, HCA announced that the Company and CMS had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax) consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables. This charge was recorded in the consolidated income statement for the year ended December 31, 2001.

      In June 2003, HCA announced that the Company and the Civil Division of the Department of Justice (“DOJ”) had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. HCA also finalized an agreement with a negotiating team representing states that may have claims against HCA. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33 million for legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in 2002. The consolidated income statement for the year ended December 31, 2003 includes a pretax favorable change in estimate of $41 million ($25 million after-tax) related to Medicaid cost report balances for cost report years ended December 31, 1997 and prior.

Managed Care and Other Discounted Plans

      Most of HCA’s hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans, Blue Cross, other private insurance companies and employers. HCA’s admissions reimbursed by managed care and other discounted plans decreased from 48% for the year ended December 31, 2001, to 47% for the year ended December 31, 2002, and to 45% for the year ended December 31, 2003. Managed care contracts are typically negotiated for two-year terms. While HCA has generally received annual average price increases of seven to eight percent from managed care payers during the previous two years, there can be no assurance that HCA will continue to receive increases in the future.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

Number of hospitals at end of period(a)	184	173	178	187	195
Number of freestanding outpatient surgery centers at end of period(b)	79	74	76	75	80
Number of licensed beds at end of period(c)	42,108	39,932	40,112	41,009	42,484
Weighted average licensed beds(d)	41,568	39,985	40,645	41,659	46,291
Admissions(e)	1,635,200	1,582,800	1,564,100	1,553,500	1,625,400
Equivalent admissions(f)	2,405,400	2,339,400	2,311,700	2,300,800	2,425,100
Average length of stay (days)(g)	5.0	5.0	4.9	4.9	4.9
Average daily census(h)	22,234	21,509	21,160	20,952	22,002
Occupancy rate(i)	54%	54%	52%	50%	48%
Emergency room visits(j)	5,130,500	4,802,800	4,676,800	4,534,400	4,765,900
Outpatient surgeries(k)	814,300	809,900	804,300	823,500	886,700
Inpatient surgeries(l)	528,600	518,100	507,800	486,600	485,900

(a)	Excludes seven facilities in 2003, six facilities in 2002, six facilities in 2001, nine facilities in 2000 and 12 facilities in 1999 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes four facilities in 2003, four facilities in 2002, three facilities in 2001, three in 2000 and three facilities in 1999 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in HCA’s hospitals.
(h)	Represents the average number of patients in HCA’s hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in the Company’s emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition

      Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by HCA’s hospitals. Additionally, in the past several years the number of freestanding surgery centers and diagnostic centers (including facilities owned by physicians) in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA’s hospitals operate in an increasingly competitive environment. The rates charged by HCA’s hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than HCA’s hospitals. Some competing hospitals are owned by tax-supported government agencies and many others by not-for-profit entities that may be supported by endowments and charitable contributions and are exempt from sales, property and income taxes. Such exemptions and support are not available to HCA’s hospitals. In addition, in certain localities served by HCA there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of HCA’s hospitals. HCA is facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, HCA’s psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.

      HCA’s strategies are designed to ensure HCA’s hospitals are competitive. HCA believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. HCA is increasing its focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians.

      Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, the Company’s hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. HCA believes that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, HCA strives to maintain quality facilities, equipment, employees and services for physicians and their patients.

      Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from community to community depending on the market strength of such organizations.

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

      Admissions and average lengths of stay continue to be negatively affected by payer-required pre-admission authorization, utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, HCA intends to expand many of its facilities or acquire or construct new facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

      Health care facility construction and operation are subject to numerous Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. HCA believes that its health care facilities are properly licensed under applicable state laws. All of HCA’s general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”). Certain of HCA’s psychiatric hospitals do not participate in these programs. If any facility were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes that HCA’s facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for HCA to make changes in its facilities, equipment, personnel and services.

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

State Rate Review

      Some states where HCA operates hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate reviews and indigent tax provisions have not materially, adversely affected HCA’s results of operations.

Utilization Review

      Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations to assess the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services (“HHS”) that a provider, which is in substantial noncompliance with the appropriate standards, be excluded from participating in the Medicare program. Most nongovernmental managed care organizations also require utilization review.

Federal Health Care Program Regulations

      Participation in any Federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the Federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act, or both.

Anti-kickback Statute

      A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly, soliciting, receiving, offering or paying, any remuneration with the intent of generating referrals or orders for services, or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.

      The Office of Inspector General at the Department of Health and Human Services (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) certain “gainsharing” arrangements, the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

      As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. Such conduct and business arrangements, however, may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. This determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs.

Stark Law

      The Social Security Act also includes a provision commonly known as the “Stark Law.” This law effectively prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department.

      In January 2001, CMS issued regulations, intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The phase one regulations generally became effective January 4, 2002. However, CMS delayed until July 7, 2004 the effective date of regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. The Company cannot predict the final form that these regulations will take or the effect that the regulations will have on its operations.

      Congress recently passed legislation that modifies the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, HHS is required to conduct an analysis of specialty hospitals, including quality of care provided and physician referral patterns to these facilities. MedPac will study cost and payment issues related to specialty hospitals. The moratorium applies to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, do not increase the number of physician investors, and meet certain other requirements. It is uncertain how CMS will interpret this legislation, what recommendations HHS will make regarding specialty hospitals, or whether additional changes will be made to the hospital ownership exception.

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

HIPAA and BBA-97

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by the Balanced Budge Act of 1997 (“BBA-97”), which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program.

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

The Federal False Claims Act and Similar State Laws

      A factor affecting the health care industry is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

      When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.

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

HIPAA Administrative Simplification and Privacy Requirements

      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations became mandatory for HCA’s facilities on October 16, 2003. HHS has agreed to accept noncompliant Medicare claims, for an unspecified time, to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by HHS and is not binding on private payers. HCA believes that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

      HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released regulations containing privacy standards in December 2000 and published revisions to the regulations in August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released security regulations on February 20, 2003. The security regulations will become mandatory on April 20, 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations, when fully implemented, could impose significant costs on HCA’s facilities in order to comply with these standards.

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

      The government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. The Company believes HCA’s hospitals operate in substantial compliance with EMTALA.

Corporate Practice of Medicine/ Fee Splitting

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

Health Care Industry Investigations

      Significant media and public attention has focused in recent years on the hospital industry. While HCA is currently not aware of any material investigations of the Company, it is possible that governmental entities could initiate investigations or litigation in the future at facilities operated by HCA and that such matters could result in significant penalties as well as adverse publicity. It is also possible that HCA’s executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

      The Company’s substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of its operations. The Company continues to monitor all aspects of its business and has developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable Federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including the Company’s.

Health Care Reform

      Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private health care insurance. Most states, including the states in which HCA operates, have applied for and been granted Federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.

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

      In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA is structured to assure the Federal government of HCA’s overall Federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. The CIA also included testing for outpatient laboratory billing in 2001, which was replaced with skilled nursing facilities billing in 2003. Under the CIA, HCA has an affirmative obligation to report potential violations of applicable Federal heath care laws and regulations and has, pursuant to this obligation, reported a number of potential technical violations of the Stark and EMTALA laws. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject HCA to substantial monetary penalties and/or exclusion from participation in the Medicare and Medicaid programs.

Conversion Legislation

      Many states have enacted or are considering enacting laws affecting the conversion, or sale, of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit HCA’s ability to grow through acquisitions of not-for-profit hospitals.

Revenue Ruling 98-15

      In March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax ruling, the IRS has proposed, and may in the future propose, to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income to them. HCA is continuing to review the impact of the tax ruling on its existing joint ventures and the development of future joint ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action. In January 2001, a not-for-profit entity which participates in a joint venture with HCA filed a refund suit in Federal District Court seeking to recover taxes, interest and penalties assessed by the IRS in connection with the IRS’s proposed revocation of the not-for-profit entity’s tax-exempt status. In March 2004, a Federal court granted the entity’s claim for refund and upheld its tax-exempt status. The IRS has 30 days in which to appeal.

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

Antitrust Laws

      The Federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of Federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. HCA believes it is in compliance with such Federal and state laws, but there can be no assurance that a review of HCA’s practices by courts or regulatory authorities will not result in a determination that could adversely affect HCA’s operations.

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

Insurance

      As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, HCA insures a substantial portion of its professional liability risks. HCA’s facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence. Professional liability risks above a $10 million retention per occurrence for 2002 were reinsured with unrelated commercial carriers. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary. HCA and its insurance subsidiary maintain reserves for professional liability risks that totaled $1.477 billion, net of reinsurance recoverables, at December 31, 2003. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for such liability risks. HCA maintains its directors and officers, property and other typical coverages with unrelated commercial carriers.

Employees and Medical Staffs

      At December 31, 2003, HCA had approximately 188,000 employees, including approximately 54,000 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. HCA is subject to various state and Federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 17 hospitals are represented by various labor unions. HCA considers its employee relations to be satisfactory. HCA’s hospitals are experiencing an increase in union organizational activity, particularly in California. However, the Company does not expect such efforts to materially affect its future operations. HCA’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, HCA has implemented several initiatives to improve retention, recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel.

      Licensed physicians who have been accepted to the medical staff of individual hospitals staff HCA’s hospitals. With certain exceptions, physicians generally are not employees of HCA’s hospitals. However, some physicians provide services in HCA’s hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of HCA’s hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of HCA’s hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Risk Factors

      If any of the events discussed in the following risks were to occur, HCA’s business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by HCA, may also constrain its business and operations. In either case, the trading price of HCA’s common stock could decline and stockholders could lose all or part of their investment.

HCA Has Been The Subject Of Governmental Investigations, Claims And Litigation That Have Resulted In Significant Charges And Ongoing Reporting Obligations.

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year CIA with the OIG.

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

HCA Is Subject To Uncertainties Regarding Health Care Reform.

      In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. HCA cannot predict whether any of the above proposals, or any other proposals, will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on its business, financial position or results of operations.

HCA’s Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

      The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by HCA’s hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA’s hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with HCA’s hospitals are owned by govern-

mental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. HCA is facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If HCA’s competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, HCA may experience a decline in patient volume. See Item 1: Business — Competition.

HCA’s Performance Depends On Its Ability To Recruit And Retain Quality Physicians.

      Physicians generally direct the majority of hospital admissions and, therefore, the success of HCA’s hospitals depends, in part, on the number and quality of the physicians on the medical staffs of its hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that HCA serves, most physicians have admitting privileges at other hospitals in addition to HCA’s hospitals. Such physicians may terminate their affiliation with HCA hospitals at any time. If HCA is unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to HCA facilities, admissions may decrease and HCA’s operating performance may decline.

HCA’s Hospitals Face Competition For Staffing, Which May Increase Its Labor Costs And Reduce Profitability.

      HCA’s operations are dependent on the efforts, abilities and experience of its management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as its physicians. HCA competes with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of its hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. This shortage may require HCA to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. HCA also depends on the available labor pool of semiskilled and unskilled employees in each of the markets in which it operates. If HCA’s labor costs increase, it may not be able to raise rates to offset these increased costs. Because a significant percentage of HCA’s revenues consist of fixed, prospective payments, its ability to pass along increased labor costs is constrained. HCA’s failure to recruit and retain qualified management, nurses and other medical support personnel, or to control its labor costs could have a material adverse effect on HCA’s results of operations.

Changes In Governmental Programs May Reduce HCA’s Revenues.

      A significant portion of HCA’s patient volumes are derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. HCA derived approximately 51% of its admissions from the Medicare and Medicaid programs in 2003. In recent years, legislative changes, have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs.

      In 2003, CMS adopted significant changes to the methodology for determining Medicare outlier payments that will result in a significant reduction in outlier payments the Company receives. In addition, a number of states are experiencing budget problems and have adopted, or are considering, legislation designed to reduce their Medicaid expenditures. States have also adopted, or are considering, legislation designed to provide universal coverage and additional care. Such legislation includes reducing coverage and program eligibility, enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on the financial position and results of operations of HCA.

Demands Of Nongovernment Payers May Adversely Affect HCA’s Growth In Revenues.

      HCA’s ability to negotiate favorable contracts with nongovernment payers, including managed care plans, significantly affects the revenues and operating results of most of its hospitals. Admissions derived from managed care and other discounted plans accounted for approximately 45% of HCA’s admissions in 2003. Nongovernment payers, including managed care payers, increasingly are demanding discounted fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material adverse effect on the financial position and results of operations of HCA.

The Growth Of Uninsured And Self-Pay Accounts And A Deterioration In The Collectability Of These Accounts Could Adversely Affect HCA’s Results Of Operations.

      The primary collection risks of the Company’s accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to these “self-pay” amounts due from patients.

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. At December 31, 2003 the Company’s allowance for doubtful accounts, as a percentage of self-pay accounts, was approximately 88%. For the year ended December 31, 2003, the provision for doubtful accounts increased to 10.1% of revenues compared to 8.0% of revenues in 2002. For the fourth quarter of 2003, the provision for doubtful accounts was 11.4% of revenues compared to 8.6% of revenues in the fourth quarter of 2002.

      A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectability of these accounts will adversely affect HCA’s collection of accounts receivable, cash flows and results of operations.

Controls Designed To Reduce Inpatient Services May Reduce HCA’s Revenues.

      Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect HCA’s facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although HCA is unable to predict the effect these changes will have on its operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on HCA’s business, financial position and results of operations.

HCA’s Shared Services And Other Initiatives May Not Achieve Anticipated Efficiencies.

      HCA implemented shared services initiatives designed to increase revenue, accelerate cash flows and reduce operating costs by consolidating hospitals’ back-office functions such as billing, collections and purchasing. HCA has developed ten regional patient account services (“PAS”) centers located in the Company’s major regional markets. The PASs provide the business office services that were previously performed in each facility and provide a setting to better utilize experienced personnel, share best practices and handle volumes of transactions more efficiently through stratification and specialization. HCA has implemented supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. HCA has expended significant sums to build and implement these shared services initiatives. There can be no assurance that HCA will be able to realize the anticipated efficiencies from these initiatives.

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At December 31, 2003, project-to-date costs incurred were $212 million ($137 million of the costs incurred have been capitalized and $75 million have been expensed). Management expects that the system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of those systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

HCA’s Operations Could Be Impaired By A Failure Of The Company’s Information Systems.

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

State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair HCA’s Ability To Operate And Expand Its Operations.

      Some states require health care providers to obtain prior approval, known as a certificate of need or CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. HCA currently operates hospitals in a number of states with CON laws. The failure to obtain any requested CON could impair HCA’s ability to operate or expand operations.

HCA’s Facilities Are Heavily Concentrated In Florida And Texas, Which Makes The Company Sensitive To Regulatory, Economic And Competitive Changes In Those States.

      HCA operated 191 hospitals at December 31, 2003, and 77 of those hospitals are located in Florida and Texas. This situation makes HCA particularly sensitive to regulatory, economic, and competition changes in those states. Any material change in the current payment programs or regulatory, economic or competitive conditions in those states could have a disproportionate effect on the Company’s overall business results.

HCA May Be Subject To Liabilities From Claims By The IRS.

      HCA is currently contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $381 million through December 31, 2003. The disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain business units in 1998. During 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination or any future examinations that may be initiated by the IRS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes”.

HCA May Be Subject To Liabilities From Claims Brought Against Its Facilities.

      HCA is subject to litigation relating to its business practices including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3: Legal Proceedings. Many of these actions involve large claims and significant defense costs. HCA insures a substantial portion of its professional and general liability risks through a wholly-owned subsidiary, in amounts management believes are sufficient to cover claims arising out of the operation of HCA’s facilities. HCA’s wholly-owned insurance subsidiary historically has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, the results of operations and financial position of HCA could be adversely affected.

Fluctuations In Operating Results And Other Factors May Result In Decreases In HCA’s Stock Price.

      The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of HCA’s common stock. There may be significant volatility in the market price of HCA’s common stock. If HCA is unable to operate its hospitals as profitably as it has in the past, investors could sell shares of HCA’s common stock when it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of HCA’s common stock.

      In addition to HCA’s operating results, the operating results of other hospital companies, changes in financial estimates or recommendations by analysts, changes in government health care programs, governmental investigations and litigation, speculation in the press or investment community, the possible affects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry, could cause the market price of HCA’s common stock to fluctuate substantially.

Executive Officers of the Registrant

      The executive officers of HCA as of February 29, 2004, were as follows:

Name	Age	Position(s)

Jack O. Bovender, Jr.	58	Chairman of the Board and Chief Executive Officer
Richard M. Bracken	51	President, Chief Operating Officer and Director
David G. Anderson	56	Senior Vice President — Finance and Treasurer
Victor L. Campbell	57	Senior Vice President
Rosalyn S. Elton	42	Senior Vice President — Operations Finance
James A. Fitzgerald, Jr.	49	Senior Vice President — Supply Chain Operations
V. Carl George	59	Senior Vice President — Development
Jay F. Grinney	52	President — Eastern Group
Samuel N. Hazen	43	President — Western Group
Frank M. Houser, M.D.	63	Senior Vice President — Quality and Medical Director
R. Milton Johnson	47	Senior Vice President and Controller
Patricia T. Lindler	56	Senior Vice President — Government Programs
A. Bruce Moore, Jr.	44	Senior Vice President — Operations Administration
Gregory S. Roth	47	President — Ambulatory Surgery Group
William B. Rutherford	40	Chief Financial Officer — Eastern Group
Richard J. Shallcross	45	Chief Financial Officer — Western Group
Joseph N. Steakley	49	Senior Vice President — Internal Audit Services
John M. Steele	48	Senior Vice President — Human Resources
Marilyn B. Tavenner	52	President — Outpatient Services Group
Beverly B. Wallace	53	President — Financial Services Group
Robert A. Waterman	50	Senior Vice President and General Counsel
Noel Brown Williams	48	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	54	Senior Vice President — Ethics, Compliance and Corporate Responsibility

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

      R. Milton Johnson has served as Senior Vice President and Controller of the Company since July 1999. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust from September 1987 to April 1995.

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

      Richard J. Shallcross was appointed Chief Financial Officer — Western Group of the Company in August 2001. Mr. Shallcross served as Chief Financial Officer — Continental Division of the Company from September 1997 to August 2001. From October 1996 to August 1997, Mr. Shallcross served as Chief Financial Officer — Utah/ Idaho Division of the Company. From November 1995 until September 1996, Mr. Shallcross served as Vice President of Finance and Managed Care for the Colorado Division of the Company.

      Joseph N. Steakley has served as Senior Vice President — Internal Audit Services of the Company since July 1999. Mr. Steakley served as Vice President — Internal Audit Services from November 1997 to July 1999. From October 1989 until October 1997, Mr. Steakley was a partner with Ernst & Young LLP.

      John M. Steele has served as Senior Vice President — Human Resources of the Company since November 2003. Mr. Steele served as Vice President — Compensation and Recruitment of the Company from November 1997 to October 2003. From September 1995 to November 1997, Mr. Steele served as Assistant Vice President — Recruitment.

      Marilyn B. Tavenner was appointed President — Outpatient Services Group in January 2004. From February 2001 to December 2003, Ms. Tavenner served as President for the Central Atlantic Division of the Company. From February 1996 to January 2001, Ms. Tavenner served as President of the Richmond Market of the Company. From April 1993 to January 1996, Ms. Tavenner served as Chief Executive Officer of CJW Medical Center.

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

      The following table lists, by state, the number of hospitals (general, acute care and psychiatric), directly or indirectly, owned and operated by the Company as of December 31, 2003:

State	Hospitals	Beds

Alaska	1	254
California	6	1,792
Colorado	7	2,199
Florida	40	10,255
Georgia	14	2,304
Idaho	2	476
Indiana	1	282
Kansas	4	1,310
Kentucky	2	384
Louisiana	14	2,104
Mississippi	1	130
Missouri	8	1,739
Nevada	2	900
New Hampshire	2	295
North Carolina	1	60
Oklahoma	3	1,228
South Carolina	3	740
Tennessee	12	2,237
Texas	37	9,436
Utah	6	912
Virginia	12	3,265
Washington	1	119
West Virginia	4	962

International
Switzerland	2	220
United Kingdom	6	704

	191	44,307

      In addition to the hospitals listed in the above table, HCA, directly or indirectly operates 83 freestanding surgery centers. HCA also operates medical office buildings in conjunction with some of its hospitals. These office buildings are primarily occupied by physicians who practice at HCA’s hospitals.

      HCA owns and maintains its headquarters in approximately 902,000 square feet of space in six office buildings in Nashville, Tennessee. In addition to the headquarters in Nashville, HCA owns and maintains service centers related to the Company’s shared services initiatives. These service centers are located in markets in which the Company operates hospitals.

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

      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially, adversely affect HCA’s results of operations and financial position in a given period.

Government Investigation, Claims and Litigation

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year CIA with the OIG.

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

      In August 1997, the court entered an order consolidating the securities class action claims into a single-captioned case, Morse, Sidney, et al. v. R. Clayton McWhorter, et al., Case No. 3-97-0370. The court administratively closed all of the other individual securities class action lawsuits. The consolidated Morse lawsuit is a purported class action seeking the certification of a class of persons or entities who acquired the Company’s common stock from April 9, 1994 to September 9, 1997. The consolidated lawsuit was brought against the Company, Richard Scott, David Vandewater, Thomas Frist, Jr., R. Clayton McWhorter, Carl E. Reichardt, Magdalena Averhoff, M.D., T. Michael Long and Donald S. MacNaughton. The lawsuit alleges, among other things, that the defendants committed violations of the Federal securities laws by materially inflating the Company’s revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks damages, costs and expenses.

      During 2003, HCA reached an understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the terms of the settlement, a $49.5 million settlement fund has been established to pay class members based on their individual claims. HCA also reached an understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount. Final approval of the settlement was granted by the court on February 4, 2004.

General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the Third Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Both parties filed cross-motions for summary judgment and both motions were denied in December 2001. Discovery has concluded. On November 10, 2003, the Company filed a renewed motion for summary judgment. The court granted the Company’s motion for summary judgment in full. On February 25, 2004, the plaintiff filed a notice of appeal.

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

      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, the United States Court of Federal Claims and the United States Court of Appeals for the Sixth Circuit. For a description of those proceedings, see Note 6 — Income Taxes in the notes to consolidated financial statements.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      HCA’s common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) (symbol “HCA”). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE composite tape for HCA’s common stock.

	Sales Price		Cash
			Dividend
	High	Low	Declared

2003
First Quarter	$44.45	$37.00	$0.02
Second Quarter	41.36	27.30	0.02
Third Quarter	40.05	31.60	0.02
Fourth Quarter	43.45	35.11	0.02
2002
First Quarter	$44.45	$37.35	$0.02
Second Quarter	52.05	43.30	0.02
Third Quarter	48.61	39.62	0.02
Fourth Quarter	51.98	36.21	0.02

      At the close of business on February 29, 2004, there were approximately 16,100 holders of record of HCA’s common stock and one holder of record of HCA’s nonvoting common stock.

      In January 2004, HCA’s Board of Directors approved an increase in its quarterly dividend from $0.02 per share to $0.13 per share. The Board declared the initial $0.13 per share dividend payable on June 1, 2004 to shareholders of record at May 1, 2004. The declaration and payment of future dividends by HCA will depend upon many factors, including HCA’s earnings, financial position, business needs, capital and surplus and regulatory considerations.

Item 6.	Selected Financial Data

HCA INC.

SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2003	2002	2001	2000	1999

Summary of Operations:
Revenues	$21,808	$19,729	$17,953	$16,670	$16,657

Salaries and benefits	8,682	7,952	7,279	6,639	6,694
Supplies	3,522	3,158	2,860	2,640	2,645
Other operating expenses	3,676	3,341	3,238	3,208	3,306
Provision for doubtful accounts	2,207	1,581	1,376	1,255	1,269
(Gains) losses on sales of investment securities	(1)	2	(63)	(123)	(55)
Equity in earnings of affiliates	(199)	(206)	(158)	(126)	(90)
Depreciation and amortization	1,112	1,010	1,048	1,033	1,094
Interest expense	491	446	536	559	471
Settlement with government agencies	(41)	603	262	840	—
Gains on sales of facilities	(85)	(6)	(131)	(34)	(297)
Impairment of investment securities	—	168	—	—	—
Impairment of long-lived assets	130	19	17	117	220
Restructuring of operations and investigation related costs	8	58	65	62	116
Loss on retirement of debt	—	—	28	—	—

	19,502	18,126	16,357	16,070	15,373

Income before minority interests and income taxes	2,306	1,603	1,596	600	1,284
Minority interests in earnings of consolidated entities	150	148	119	84	57

Income before income taxes	2,156	1,455	1,477	516	1,227
Provision for income taxes	824	622	591	297	570

Reported net income	1,332	833	886	219	657
Goodwill amortization, net of income taxes	—	—	69	73	83

Adjusted net income	$1,332	$833	$955	$292	$740

Basic earnings per share:
Reported net income	$2.66	$1.63	$1.69	$0.39	$1.12
Goodwill amortization, net of income taxes	—	—	0.13	0.13	0.15

Adjusted net income	$2.66	$1.63	$1.82	$0.52	$1.27

Shares used in computing basic earnings per share (in thousands)	501,799	511,824	524,112	555,553	585,216
Diluted earnings per share:
Reported net income	$2.61	$1.59	$1.65	$0.39	$1.11
Goodwill amortization, net of income taxes	—	—	0.13	0.13	0.15

Adjusted net income	$2.61	$1.59	$1.78	$0.52	$1.26

Shares used in computing diluted earnings per share (in thousands)	510,874	525,219	538,177	567,685	591,029
Cash dividends per common share	$0.08	$0.08	$0.08	$0.08	$0.08

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31 — (Continued)
(Dollars in millions, except per share amounts)

	2003	2002	2001	2000	1999

Financial Position:
Assets	$21,063	$18,741	$17,730	$17,568	$16,885
Working capital	1,654	766	957	312	480
Long-term debt, including amounts due within one year	8,707	6,943	7,360	6,752	6,444
Minority interests in equity of consolidated entities	680	611	563	572	763
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	—	400	—	—
Forward purchase contracts and put options	—	—	—	769	—
Stockholders’ equity	6,209	5,702	4,762	4,405	5,617
Cash Flow Data:
Cash provided by operating activities	$2,166	$2,750	$1,413	$1,547	$1,223
Cash provided by (used in) investing activities	(2,862)	(1,740)	(1,300)	(1,087)	925
Cash provided by (used in) financing activities	650	(934)	(342)	(336)	(2,255)
Operating Data:
Number of hospitals at end of period(a)	184	173	178	187	195
Number of freestanding outpatient surgical centers at end of period(b)	79	74	76	75	80
Number of licensed beds at end of period(c)	42,108	39,932	40,112	41,009	42,484
Weighted average licensed beds(d)	41,568	39,985	40,645	41,659	46,291
Admissions(e)	1,635,200	1,582,800	1,564,100	1,553,500	1,625,400
Equivalent admissions(f)	2,405,400	2,339,400	2,311,700	2,300,800	2,425,100
Average length of stay (days)(g)	5.0	5.0	4.9	4.9	4.9
Average daily census(h)	22,234	21,509	21,160	20,952	22,002
Occupancy(i)	54%	54%	52%	50%	48%
Emergency room visits(j)	5,130,500	4,802,800	4,676,800	4,534,400	4,765,900
Outpatient surgeries(k)	814,300	809,900	804,300	823,500	886,700
Inpatient surgeries(l)	528,600	518,100	507,800	486,600	485,900

(a)	Excludes seven facilities in 2003, six facilities in 2002, six facilities in 2001, nine facilities in 2000 and 12 facilities in 1999 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes four facilities in 2003, four facilities in 2002, three facilities in 2001, three in 2000 and three facilities in 1999 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in HCA’s hospitals.
(h)	Represents the average number of patients in HCA’s hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in the Company’s emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA” or the “Company,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.

Forward-Looking Statements

      This “Annual Report on Form 10-K” includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers, (iv) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (v) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copay amounts for insured accounts, (vi) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (vii) potential liabilities and other claims that may be asserted against HCA, (viii) fluctuations in the market value of HCA’s common stock, (ix) changes in accounting practices, (x) changes in general economic conditions, (xi) future divestitures which may result in additional charges, (xii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiii) the availability and terms of capital to fund the expansion of the Company’s business, (xiv) changes in business strategy or development plans, (xv) delays in receiving payments for services provided, (xvi) the possible enactment of Federal or state health care reform, (xvii) the outcome of pending and any future tax audits and litigation associated with HCA’s tax positions, (xviii) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xix) changes in Federal, state or local regulations affecting the health care industry, (xx) the impact of the charity care and self-pay discounting policy changes, (xxi) the ability to successfully integrate the operations of Health Midwest, (xxii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (xxiii) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2003 Operations Summary

      The general economic environment for the general, acute care hospital industry during 2003 was negatively impacted by the following trends: a reduction in the growth rate of inpatient admissions, increasing competition from specialty facilities for cardiac, orthopedic and outpatient surgery services, and rising levels of uninsured and patient due accounts, and the resulting increase in the provision for doubtful accounts.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

2003 Operations Summary (Continued)

      During 2003, same facility admissions increased 0.6%, compared to 2.5% and 2.7% increases attained during 2002 and 2001, respectively. Same facility outpatient surgeries declined 3.0% during 2003, compared to an increase of 2.2% in 2002 and a decrease of 1.2% in 2001. The provision for doubtful accounts increased to 10.1% of revenues in 2003 from 8.0% and 7.7% of revenues for 2002 and 2001, respectively. The difference between 10.1% and 8.0% of 2003 revenues is $462 million. Management expects these negative volume and bad debt trends to remain significant challenges for HCA in 2004.

      During 2003, HCA was able to manage salaries and benefits and other operating expenses effectively and adjustments were made to react timely to the volume trends. Salaries and benefits were reduced to 39.8% of revenues in 2003 compared to 40.3% and 40.5% of revenues in 2002 and 2001, respectively. Other operating expenses were reduced to 16.8% of revenues in 2003 compared to 16.9% and 18.1% of revenues in 2002 and 2001, respectively.

      During 2003, the remaining aspects of the governmental investigations into HCA’s business practices that began in 1997 were concluded. Over the past five years, HCA paid approximately $2 billion in settlement payments to the applicable government agencies and for legal and investigation related costs. The investigations also demanded significant time requirements for management and numerous employees over the past years. Management is pleased that these investigations have been concluded.

      While the Company has faced both operational and investigation related challenges during the past three years, management believes that it is important to recognize that HCA has generated cash provided by operating activities of $2.166 billion, $2.750 billion and $1.413 billion during 2003, 2002 and 2001, respectively.

Investigations and Settlement of Certain Government Claims

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties.

      The investigations were concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician relations, cost reports and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $900 million (including accrued interest of $60 million), as provided by the Civil Agreement and Plea Agreement, during 2001. In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigations were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements, documenting the understanding announced in December 2002, whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Investigations and Settlement of Certain Government Claims (Continued)

interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. HCA also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33 million for legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002. The consolidated income statement for the year ended December 31, 2003 includes a pretax favorable change in estimate of $41 million ($25 million after-tax) related to Medicaid cost report balances for cost report years ended December 31, 1997 and prior.

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

      During September 2003, HCA reached an understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the terms of the settlement, a $49.5 million settlement fund has been established to pay class members based on their individual claims. HCA also reached an understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount. Final approval of the settlement was granted by the court on February 4, 2004.

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

Business Strategy

      HCA is committed to providing the communities it serves high quality, cost-effective, health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	Commitment to the care and improvement of human life: The foundation of HCA is built on putting patients first and providing quality health care services in the communities it serves. HCA continues to increase efforts and funding for the Company’s patient safety agenda. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to ethics and compliance: HCA is committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. The Company’s comprehensive ethics and compliance program articulates a set of values and behavioral standards to reinforce HCA’s dedication to these values and to ensure integrity.

•	Focus on core communities: HCA strives to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (Continued)

•	Becoming the health care employer of choice: HCA uses a number of industry leading practices to help ensure its hospitals are the health care employer of choice in their communities. The Company’s labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and include various leadership and career development programs. The Company also maintains an internal contract labor agency to provide improved quality and reduce costs.

•	Continuing to strive for operational excellence: The Company’s focus on operational excellence includes a group purchasing organization that achieves pricing efficiencies in purchasing and supply contracts. HCA also uses a shared services model to process revenue and accounts receivable through ten regional patient accounting services centers. In a natural progression of the Company’s ongoing strategy, HCA is increasing focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians. As part of this focus, HCA may buy or build outpatient facilities to improve its market presence.

•	Allocating capital to strategically complement its operational strategy and enhance stockholder value: HCA’s capital spending is intended to increase bed capacity, provide new or expanded services in existing facilities, maintain or replace equipment and renovate existing facilities or construct replacement facilities. The Company also selectively evaluates acquisitions that may complement its strategies in existing or new markets. Capital may also be allocated to take advantage of opportunities such as repayment of indebtedness, stock repurchases and payment of dividends. In 2004, HCA’s Board of Directors approved an increase in its quarterly dividend from $0.02 per share to $0.13 per share.

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

Revenues

      Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Management has invested significant resources to refine and improve the information system data used to make these contractual estimates and to develop a standardized calculation process and train employees.

      HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care; therefore, they are not reported in revenues. The revenues associated with uninsured

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

     Revenues     (Continued)

patients that do not meet the Company’s guidelines to qualify as charity care have generally been reported in revenues at gross charges. During 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On October 1, 2003, HCA began implementing a sliding scale of discounts for uninsured patients, treated at HCA wholly-owned hospitals for nonelective care, with income between 200% and 400% of the Federal poverty level.

      Due to the complexities involved in these estimations of revenues earned, the health care services authorized and provided and related reimbursement are often subject to interpretations that could result in payments that are different from our estimates.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is HCA’s primary source of cash and is critical to the Company’s operating performance. The primary collection risks relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Because HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care, they are not reported in revenues and do not have an impact on the provision for doubtful accounts. HCA expects the revised charity care and self-pay discounting policy changes will result in reductions to both revenues and the provision for doubtful accounts in future periods.

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and recoveries at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of HCA’s accounts receivable. Prior to the third quarter of 2003, the Company performed the hindsight analysis on an annual basis. The results of the annual hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. Beginning with the third quarter of 2003, HCA began performing a quarterly, rolling twelve-month hindsight analysis to enable a more timely reaction to trends affecting the collectability of the accounts receivable. At December 31, 2003, HCA’s allowance for doubtful accounts, as a percentage of patient due accounts, was approximately 88%. For the year ended December 31, 2003, the provision for doubtful accounts increased to 10.1% of revenues compared to 8.0% of revenues in 2002. Management does not expect the provision for doubtful accounts, as a percentage of revenues, to decline from 2003 levels during 2004, based upon the revenue and trends at December 31, 2003. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental and private employer health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Investments of Insurance Subsidiary – Other-than-temporary Impairment Considerations

      HCA’s wholly-owned insurance subsidiary holds debt and equity security investments having an aggregate fair value of $2.065 billion at December 31, 2003. The fair value of the investment securities is generally based on quoted market prices. The investment securities are held for the purpose of providing the funding source to pay professional and general liability claims covered by the insurance subsidiary. Management’s assessment each quarter of whether a decline in fair value is temporary or other-than-temporary involves multiple judgment calls, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery of the investment’s fair value are important components of management’s investment securities evaluation process. During 2002, HCA recognized a $168 million other-than-temporary impairment charge related, primarily, to the insurance subsidiary’s equity investment securities. The equity investments market experienced generally, steady increases during 2003 and at December 31, 2003, the insurance subsidiary’s investment security portfolio had unrealized gains of $212 million and unrealized losses of $4 million.

Professional Liability Insurance Claims

      HCA, along with virtually all health care providers, operates in an environment with professional liability risks. A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.624 billion and $1.551 billion at December 31, 2003 and December 31, 2002, respectively. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that reinsurers do not meet their obligations. Reserves for professional liability risks (net of $147 million and $265 million receivable under reinsurance contracts at December 31, 2003 and 2002, respectively) were $1.477 billion and $1.286 billion at December 31, 2003 and 2002, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.255 billion to $1.515 billion at December 31, 2003 and $1.022 billion to $1.361 billion at December 31, 2002. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.

      The reserves for professional liability risks cover approximately 3,900 and 4,000 individual claims at December 31, 2003 and 2002, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

Revenue/ Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      Admissions related to Medicare, managed care and other discounted plans and Medicaid and self-pay for the years ended December 31, 2003, 2002 and 2001 are set forth below. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

	Years Ended December 31,

	2003	2002	2001

Medicare	39%	38%	38%
Managed care and other discounted plans	45%	47%	48%
Medicaid and self-pay	16%	15%	14%

	100%	100%	100%

      For 2003, consolidated admissions increased 3.3% and same facility admissions increased by 0.6% compared to 2002. Same facility outpatient surgeries declined 3.0% in 2003 compared to 2002. The weaker than expected volumes were the result of general economic conditions and increasing unemployment levels in certain markets. Additionally, in certain markets, physician issues related to physicians retiring or relocating due to rising physician malpractice insurance rates, managed care contract disputes and new competition, both in the inpatient and outpatient lines of business, are contributing to a slower rate of volume growth. Another important factor affecting outpatient surgeries was increased competition from physician-owned specialty hospitals and physician-owned freestanding surgery centers. To compete more effectively in the outpatient area, the Company announced the appointment of a new Group President for Outpatient Services effective January 1, 2004. HCA also expects to increase, consistent with applicable laws, its participation in the development of physician partnerships for the delivery of certain outpatient services in selected markets.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 7.5%, 8.8% and 7.4%, for the years ended December 31, 2003, 2002 and 2001, respectively. There can be no assurance that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      One factor contributing to the moderation in the rate of increase in same facility revenue per equivalent admission in 2003 compared to 2002 is the Company’s roll out of the charity policies that were announced in March 2003. Beginning in the second quarter of 2003, patients treated at an HCA wholly-owned hospital for nonelective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. In the fourth quarter of 2003, HCA implemented a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for nonelective care with income between 200% and 400% of the Federal poverty level. Charity discounts, increased $242 million in 2003, compared to 2002 (from $579 million to $821 million).

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Revenue/ Volume Trends (Continued)

      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, managed care plans and other discounted plans and Medicaid and self-pay for the years ended December 31, 2003, 2002 and 2001 are set forth below. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

	Years Ended December 31,

	2003	2002	2001

Medicare	38%	38%	39%
Managed care and other discounted plans	49%	50%	48%
Medicaid and self-pay	13%	12%	13%

	100%	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Future legislation or other changes or interpretation of government health programs could have adverse effects on reimbursement from the government.

      Excluding the hospitals included in the Kansas City acquisition, HCA recorded $218 million, $284 million, and $240 million of revenues related to Medicare operating outlier cases for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts represent 3.7%, 5.1% and 4.7% of Medicare revenues and 1.0%, 1.4%, and 1.3% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods. Based on the Company’s estimates, future Medicare operating outlier payments will be materially, adversely affected by CMS’ published revisions to regulations on outlier payments. For periods subsequent to October 1, 2003, assuming the Company does not experience changes in Medicare patient acuity levels, the Company estimates its monthly revenue from Medicare operating outlier payments may be reduced by up to $12 million. During the fourth quarter of 2003, Medicare operating outlier payments were $22 million, compared to $53 million in the fourth quarter of 2002.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Revenue/ Volume Trends (Continued)

      The following are comparative summaries of net income for the years ended December 31, 2003, 2002 and 2001 (dollars in millions, except per share amounts):

	2003		2002		2001

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$21,808	100.0	$19,729	100.0	$17,953	100.0
Salaries and benefits	8,682	39.8	7,952	40.3	7,279	40.5
Supplies	3,522	16.2	3,158	16.0	2,860	15.9
Other operating expenses	3,676	16.8	3,341	16.9	3,238	18.1
Provision for doubtful accounts	2,207	10.1	1,581	8.0	1,376	7.7
(Gains) losses on sales of investment securities	(1)	—	2	—	(63)	(0.4)
Equity in earnings of affiliates	(199)	(0.9)	(206)	(1.0)	(158)	(0.9)
Depreciation and amortization	1,112	5.1	1,010	5.0	1,048	5.8
Interest expense	491	2.3	446	2.3	536	3.0
Settlement with government agencies	(41)	(0.2)	603	3.1	262	1.5
Gains on sales of facilities	(85)	(0.4)	(6)	—	(131)	(0.7)
Impairment of investment securities	—	—	168	0.9	—	—
Impairment of long-lived assets	130	0.6	19	0.1	17	0.1
Investigation related costs	8	—	58	0.3	65	0.4
Loss on retirement of debt	—	—	—	—	28	0.1

	19,502	89.4	18,126	91.9	16,357	91.1

Income before minority interests and income taxes	2,306	10.6	1,603	8.1	1,596	8.9
Minority interests in earnings of consolidated entities	150	0.7	148	0.7	119	0.7

Income before income taxes	2,156	9.9	1,455	7.4	1,477	8.2
Provision for income taxes	824	3.8	622	3.2	591	3.3

Reported net income	1,332	6.1	833	4.2	886	4.9
Goodwill amortization, net of income taxes	—	—	—	—	69	0.4

Adjusted net income	$1,332	6.1	$833	4.2	$955	5.3

Adjusted earnings per share:
Basic earnings per share	$2.66		$1.63		$1.82
Diluted earnings per share	$2.61		$1.59		$1.78
% changes from prior year:
Revenues	10.5%		9.9%		7.7%
Income before income taxes	48.2		(1.5)		186.4
Adjusted net income	59.9		(12.8)		227.2
Basic earnings per share	63.2		(10.4)		250.0
Diluted earnings per share	64.2		(10.7)		242.3
Admissions(a)	3.3		1.2		0.7
Equivalent admissions(b)	2.8		1.2		0.5
Revenue per equivalent admission	7.5		8.6		7.2
Same facility % changes from prior year(c):
Revenues	7.6		11.7		10.2
Admissions(a)	0.6		2.5		2.7
Equivalent admissions(b)	—		2.6		2.6
Revenue per equivalent admission	7.5		8.8		7.4

(a)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired or divested during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2003 and 2002

      Net income totaled $1.332 billion, or $2.61 per diluted share, in 2003 compared to $833 million, or $1.59 per diluted share, in 2002. The operating results for 2003 include a favorable change in estimate related to Medicaid cost report balances for cost report years ended 1997, and prior, of $41 million pretax, or $0.05 per diluted share, gains on sales of facilities of $85 million pretax, or $0.10 per diluted share, impairment of long-lived assets of ($130) million pretax, or ($0.16) per diluted share, and investigation related costs of ($8) million pretax, or ($0.01) per diluted share. The operating results for 2002 include a ($603) million pretax charge, or ($0.80) per diluted share, related to the settlement with government agencies, gains on the sales of facilities of $6 million pretax, or $0.01 per diluted share, a ($168) million pretax charge, or ($0.20) per diluted share, on the impairment of investment securities, an impairment of long-lived assets of ($19) million pretax, or ($0.03) per diluted share, and investigation related costs of ($58) million pretax, or ($0.07) per diluted share.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During 2003, the acquired Kansas City hospitals produced revenues of $698 million and a net loss of $22 million. The Kansas City hospitals are included in the Company’s Western Group.

      For 2003, admissions increased 3.3% and same facility admissions increased by 0.6% compared to 2002. Outpatient surgical volumes increased 0.5%, but decreased 3.0% on a same facility basis. The weaker than expected volumes were the result of general economic conditions and increasing unemployment levels in certain markets. Additionally, in certain markets, physician issues related to physicians retiring or relocating due to rising physician malpractice insurance rates, managed care contract disputes and new competition, both in the inpatient and outpatient lines of business, are contributing to a slower rate of volume growth.

      Revenues for 2003 increased 10.5% compared to 2002. The 10.5% increase in revenues is primarily attributable to the 7.6% increase in the same facility revenues and the $698 million of revenues related to the acquired Kansas City hospitals. The 7.6% increase in same facility revenues is primarily attributable to rate increases, as same facility equivalent admissions remained flat in 2003.

      Salaries and benefits, as a percentage of revenues, decreased to 39.8% in 2003 from 40.3% in 2002. Excluding the acquired Kansas City hospitals, salaries and benefits, as a percentage of revenues, were 39.6% for 2003. The decreases reflect improvements in the utilization of contract labor. Contract labor per equivalent admission decreased 26.3% for 2003 compared to 2002.

      Supply costs increased, as a percentage of revenues, to 16.2% for 2003 compared to 16.0% for 2002. Rising supply costs, particularly in the cardiac, orthopedic and pharmaceutical areas, continue to be a challenge for the Company.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 16.8% in 2003 from 16.9% in 2002. Excluding the acquired Kansas City hospitals, other operating expenses, as a percentage of revenues decreased to 16.5% for 2003.

      Provision for doubtful accounts, as a percentage of revenues, increased to 10.1% in 2003 from 8.0% in 2002. The factors influencing this increase include the Company’s recent experience of increasing patient due or uninsured accounts and a continued deterioration associated with the collectability of these accounts. The soft economic environment in many of the Company’s markets, combined with increasing copayments and deductibles, are placing an increasing financial responsibility on the patient. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2003 and 2002 (Continued)

patients. At December 31, 2003, the Company’s allowance for doubtful accounts as a percentage of these patient due accounts was approximately 88%.

      Equity in earnings of affiliates decreased from $206 million in 2002 to $199 million in 2003. The decrease was due to a decline in operating results at a hospital joint venture in California.

      Depreciation and amortization remained relatively flat, as a percentage of revenues, at 5.1% in 2003 compared to 5.0% in 2002.

      Interest expense increased to $491 million in 2003 from $446 million in 2002. The increase in interest expense was due to higher levels of debt in 2003 compared to 2002. Interest rates on the Company’s debt were lower in 2003 than in 2002. HCA’s ratio of current and long-term debt to current and long-term debt and common and minority equity was 55.8% at December 31, 2003 compared to 52.4% at December 31, 2002.

      The consolidated income statement for the year ended December 31, 2003 includes a pretax favorable change in estimate of $41 million ($25 million after-tax) related to Medicaid cost report balances for cost report years ended December 31, 1997, and prior.

      During 2003, HCA recognized pretax gains on sales of facilities of $85 million ($49 million after-tax), primarily on the sale of two leased hospitals. Proceeds from the sales were used to repay bank borrowings. During 2002, HCA recognized pretax gains on sales of facilities of $6 million ($4 million after-tax) on the sales of two consolidating hospitals.

      During 2002, due to the continued overall market decline and management’s review and evaluation of the individual investment securities, management concluded that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and recorded a pretax impairment charge on investment securities of $168 million ($107 million after-tax).

      During 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million ($79 million after-tax). During 2002, HCA management decided to delay the development and implementation of certain financial and procurement information systems, resulting in a pretax charge of $19 million.

      During 2003 and 2002, respectively, HCA incurred $8 million and $58 million of investigation related costs. In 2003 and 2002, respectively, these costs included $8 million and $56 million of professional fees (legal and accounting) related to the governmental investigations. In 2002, $2 million of other costs were also included. The governmental investigations of the Company’s business practices were concluded during 2003, and the Company does not currently expect to incur investigation related costs in 2004.

      Minority interests in earnings of consolidated entities increased to $150 million for 2003 from $148 million for 2002.

      The effective income tax rate was 38.2% in 2003 and 42.7% in 2002. The higher effective income tax rate in 2002 was due to the recording of a valuation allowance in 2002.

Years Ended December 31, 2002 and 2001

      Net income totaled $833 million or $1.59 per diluted share, in 2002 compared to $955 million, or $1.78 per diluted share, in 2001. The operating results for 2002 include a ($603) million pretax charge, or ($0.80) per diluted share, related to the settlement with government agencies, gains on the sales of facilities of

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2002 and 2001 (Continued)

$6 million pretax, or $0.01 per diluted share, a ($168) million pretax charge, or ($0.20) per diluted share, on the impairment of investment securities, an impairment of long-lived assets of ($19) million pretax, or ($0.03) per diluted share, and investigation related costs of ($58) million pretax, or ($0.07) per diluted share. The operating results for 2001 include a ($262) million pretax charge, or ($0.30) per diluted share, related to an understanding with CMS to settle cost report, home office cost statement and appeal issues between HCA and CMS, pretax gains on the sales of facilities of $131 million, or $0.14 per diluted share, an impairment of long-lived assets of ($17) million pretax, or ($0.02) per diluted share, investigation related costs of ($65) million pretax, or ($0.08) per diluted share, and a pretax loss on retirement of debt of ($28) million, or ($0.03) per diluted share.

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

      Salaries and benefits decreased, as a percentage of revenues, to 40.3% in 2002 from 40.5% in 2001. Salaries and benefits per equivalent admission increased 7.9% on a reported basis and 8.3% on a same facility basis, while revenue per equivalent admission increased 8.6% on a reported basis and 8.8% on a same facility basis.

      Supply costs increased slightly, as a percentage of revenues, from 15.9% in 2001 to 16.0% in 2002. The 9.1% increase in supplies per equivalent admission (including cardiac, orthopedic and pharmaceutical supplies) exceeded the 8.6% increase in revenue per equivalent admission.

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

      Provision for doubtful accounts, as a percentage of revenues, increased to 8.0% in 2002 from 7.7% in 2001. Factors that influenced this increase included increases in patient due or uninsured accounts, decreases in collectability and the effect of rate increases. The revenues associated with these patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay, and the majority of bad debts are attributed to these uninsured and patient due accounts.

      Gains and losses on sales of investments consist primarily of realized gains and losses on the sales of investment securities by HCA’s wholly-owned insurance subsidiary. In 2001, HCA had gains of $63 million compared to losses of $2 million in 2002, due to continued overall market declines during 2002.

      Equity in earnings of affiliates increased from $158 million in 2001 to $206 million in 2002 due to improved operations at the Company’s joint ventures.

      Depreciation and amortization decreased, as a percentage of revenues, to 5.0% in 2002 from 5.8% in 2001. HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under the provisions of SFAS 142, goodwill is no longer

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

     Years Ended December 31, 2002 and 2001 (Continued)

amortized, but is subject to annual impairment tests. During 2001, $76 million of goodwill amortization was included in depreciation and amortization.

      Interest expense decreased to $446 million in 2002 from $536 million in 2001. Interest expense on HCA’s variable rate bank debt decreased due to a decline in short-term interest rates and an upgrade in HCA’s credit rating.

      During 2002, HCA recognized a pretax gain of $6 million ($4 million after-tax) on the sales of two consolidating hospitals. During 2001, HCA recognized a net pretax gain of $131 million ($76 million after-tax) on the sales of three consolidating hospitals, HCA’s interest in two non-consolidating hospitals and a provider of specialty managed care benefit programs.

      During 2002, the continued overall market decline and management’s quarterly review and evaluation of the individual investment securities, provided the basis for a conclusion that certain unrealized losses on HCA’s equity investments should be classified as “other-than-temporary” and an impairment charge on investment securities of $168 million ($107 million after-tax) was recorded. See Note 5 — Impairment of Investment Securities in the notes to consolidated financial statements.

      During 2002, management decided to delay the development and implementation of certain financial and procurement information systems to concentrate and direct efforts to the patient accounting and human resources information systems, resulting in a pretax charge of $19 million. During 2001, HCA reduced the carrying value for a non-hospital, equity method joint venture to fair value, based upon estimates of sales value, resulting in a pretax charge of $17 million.

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

Liquidity and Capital Resources

      Cash provided by operating activities totaled $2.166 billion in 2003, compared to $2.750 billion in 2002 and $1.413 billion in 2001. Working capital totaled $1.654 billion at December 31, 2003 and $766 million at

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

December 31, 2002. The decrease in cash flow from operating activities from 2002 to 2003 and the increase in working capital from December 31, 2002 to December 31, 2003 relate, primarily, to the Company making government settlement payments of $942 million in 2003. The increase in cash provided by operating activities from 2001 to 2002 was primarily due to the payment of $900 million to the Federal government in 2001 pursuant to the Plea and Civil Agreements and changes in income tax payments.

      Cash used in investing activities was $2.862 billion, $1.740 billion and $1.300 billion in 2003, 2002 and 2001, respectively. Excluding acquisitions, capital expenditures were $1.838 billion in 2003, $1.718 billion in 2002 and $1.370 billion in 2001. HCA expended $908 million, $124 million and $239 million for acquisitions and investments in and advances to affiliates during 2003, 2002 and 2001, respectively. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. During 2002 and 2001 the cash paid was generally for interests in joint ventures that are accounted for using the equity method. Capital expenditures in all three years were funded by a combination of cash flows from operations and the issuance of debt. Annual planned capital expenditures are expected to approximate $1.8 billion in 2004 and approximate $1.6 billion for 2005. At December 31, 2003, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of $2.0 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($1.177 billion and $926 million as of December 31, 2003 and February 29, 2004, respectively) and anticipated access to public and private debt markets. Management believes that the Company’s available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $2.065 billion and $1.655 billion at December 31, 2003 and 2002, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts of $147 million and $265 million at December 31, 2003 and 2002, respectively, are included in other assets.

      Cash flows provided by financing activities totaled $650 million in 2003, compared to cash used in financing activities of $934 million in 2002 and $342 million in 2001. During 2003, HCA accessed the Credit Facility and the public debt market to raise capital. The increase in cash used during 2002 compared to 2001 was related to the repayment of an investment made by a financial institution that invested $400 million to capitalize an entity that acquired HCA common stock. The primary source of funds for the cash used in financing activities was cash flow from operating activities.

      During the second quarter of 2003, HCA paid CMS $250 million to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS for the cost report periods ended before August 1, 2001. During the third quarter of 2003, HCA paid the DOJ $641 million (including $10 million in accrued interest) to resolve all remaining investigation issues between the Company and the DOJ. HCA also paid $17.7 million to state Medicaid agencies and $33 million for private party legal fees. Upon the Company

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

making the payments to the DOJ, the Company no longer has any remaining obligation to maintain letters of credit with the DOJ.

      In January 2004, HCA’s Board of Directors approved an increase in its quarterly dividend from $0.02 per share to $0.13 per share. The Board declared the initial $0.13 per share dividend payable on June 1, 2004 to shareholders of record at May 1, 2004.

Financing Activities

      In April 2001, HCA entered into a $2.5 billion credit agreement (the “2001 Credit Agreement”) with a group of banks consisting of the $1.75 billion revolving Credit Facility and a $750 million term loan (the “2001 Term Loan”). The 2001 Credit Agreement has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of January 31, 2004, HCA was in compliance with all such covenants.

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

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2013. Following the issuance of the July 2003 notes, the Company had issued debt securities equal to the amount registered in the $1.5 billion shelf registration statement filed in May 2002.

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC that allows the Company to issue up to $2.5 billion in debt securities.

      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the outstanding amount under the Credit Facility.

Share Repurchase Activities

      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock. HCA expects to repurchase its shares through open market purchases or privately negotiated transactions. During 2003, through open market purchases, HCA repurchased under this authorization 25.3 million shares of its common stock for $900 million.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During 2003, HCA purchased 5.8 million shares for $214 million, which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock benefit plans.

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

     Share Repurchase Activities (Continued)

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

      In March 2000, HCA announced an authorization to repurchase up to $1 billion of the Company’s common stock. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a cost of $677 million, purchased 1.1 million shares through open market purchases at a cost of $40 million, and received $17 million in premiums from the sale of put options, completing the repurchase authorization.

      In November 1999, HCA announced an authorization to repurchase up to $1 billion of its common stock. During 2001, HCA settled forward purchase contracts associated with its November 1999 authorization representing 15.7 million shares at a cost of $461 million, completing the repurchase authorization.

      During 2003, 2002 and 2001, the share repurchase transactions reduced stockholders’ equity by $1.114 billion, $282 million and $738 million, respectively.

Systems Development Projects

      During 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system, resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At December 31, 2003, project-to-date costs incurred were $212 million ($137 million of the costs incurred have been capitalized and $75 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

      As of December 31, 2003, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period

Contractual Obligations	Total	Current	2-3 years	4-5 years	After 5 years

Long-term debt, excluding the Credit Facility	$8,197	$665	$1,459	$885	$5,188
Loans outstanding under the Credit Facility	510	—	510	—	—
Operating leases(a)	976	182	293	172	329
Purchase obligations(a)	10	5	5	—	—

Total contractual obligations	$9,693	$852	$2,267	$1,057	$5,517

	Commitment Expiration by Period
Other Commercial Commitments
Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 years	4-5 years	After 5 years

Letters of credit(b)	$71	$16	$42	$8	$5
Surety bonds(c)	98	97	1	—	—
Guarantees(d)	5	3	—	—	2

Total commercial commitments	$174	$116	$43	$8	$7

(a)	Future operating lease obligations and purchase obligations are not recorded in the Company’s consolidated balance sheet.
(b)	Amounts relate primarily to instances in which HCA has letters of credit outstanding with insurance companies that issued workers compensation insurance policies to the Company in prior years. The letters of credit serve as security to the insurance companies for payment obligations retained by the Company.
(c)	Amounts relate primarily to instances in which HCA agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(d)	HCA has entered into guarantee agreements related to certain leases.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.367 billion and $698 million, respectively, at December 31, 2003. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. During the third quarter of 2002, management completed its quarterly review and evaluation of the individual investment securities and concluded that certain unrealized losses of HCA’s insurance subsidiary’s equity investments were considered “other-than-temporary.” HCA recorded an impairment charge on the identified investment securities of $168 million. The declines in fair value and the resulting losses incurred on sales of the securities on which the impairment charge was recorded did not present a liquidity concern to the Company. However, if the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At Decem-

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

ber 31, 2003, HCA had a net unrealized gain of $208 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $2.1 billion of long-term debt at December 31, 2003 is subject to variable rates of interest, while the remaining balance in long-term debt of $6.6 billion at December 31, 2003 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings); a bank term loan, on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.6% to 2.4%. Due to decreases in LIBOR the average rate for the Company’s Credit Facility decreased from 2.5% for the year ended December 31, 2002 to 1.9% for the year ended December 31, 2003, and the average rate for the Company’s term loans decreased from 2.8% for the year ended December 31, 2002 to 2.2% for the year ended December 31, 2003. The estimated fair value of HCA’s total long-term debt was $9.3 billion at December 31, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $21 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Effects of Inflation and Changing Prices

      Various Federal, state and local laws have been enacted that, in certain cases, limit HCA’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Total Medicare revenues approximated, 28% in 2003, 2002 and in 2001 of HCA’s total patient revenues.

      Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Effects of Inflation and Changing Prices (Continued)

competitive pressures, HCA’s ability to maintain operating margins through price increases to non-Medicare patients is limited.

IRS Disputes

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”), the United States Court of Federal Claims, and the United State Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2001, HCA filed an appeal with the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust. During the third quarter of 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. During February 2004, the Sixth Circuit denied HCA’s petition for rehearing. HCA is reviewing the Sixth Circuit’s decision and considering whether to undertake further appeals. Because of the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable periods.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998. The IRS is claiming an additional $381 million in income taxes and interest with respect to these issues through December 31, 2003.

      During 2001, the Company and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS’ proposed disallowance of certain financing costs, systems conversion costs and insurance premiums, which were deducted in calculating taxable income, and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by the Company in 1995 and 1996. The settlement resulted in the Company’s payment of additional tax and interest of $16 million and had no impact on the Company’s results of operations.

      During the first quarter of 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      HCA’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HCA’s disclosure controls and procedures effectively and timely provide them with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

      During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders, except for the information regarding executive officers of HCA, which is contained in Item 1 of Part I of this Annual Report on Form 10-K. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

      Information on the beneficial ownership reporting for HCA’s directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

      Information on HCA’s Audit Committee and Audit Committee Financial Experts is contained under the caption “Board Structure and Committee Composition” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

      HCA has a Code of Conduct that applies to all directors, officers and employees, including the Company’s chief executive officer, principal financial officer, controller and principal accounting officer. HCA’s Code of Conduct can be found on the Corporate Governance and Ethics and Compliance pages of HCA’s website, www.hcahealthcare.com. HCA will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on HCA’s website.

Item 11.	Executive Compensation

      The information required by this Item is set forth under the heading “Executive Compensation” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information about security ownership of certain beneficial owners is set forth under the heading “Stock Ownership” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

      This table provides certain information as of December 31, 2003 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	51,681	$31.64	34,535
Equity compensation plans not approved by security holders	—	—	—

Total	51,681	$31.64	34,535

*	For additional information concerning our equity compensation plans, see the discussion in Note 13 — Stock Benefit Plans in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is set forth under the heading “Ratification of the Appointment of Ernst & Young LLP as our Independent Auditors” in the definitive proxy materials of HCA to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated by reference.

PART IV

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

      3. List of Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 1 to the Company’s Form 8-A/A, Amendment No. 2 dated March 11, 2004, and incorporated herein by reference).
3.2	—	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 1, dated October 19, 2000, and incorporated herein by reference).
4.1	—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2	—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.3	—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.4(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4.4(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
4.5	—	Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 11, 1999, and incorporated herein by reference).
4.6(a)	—	$2.5 Billion Credit Agreement, dated April 30, 2001, among the Company, The Several Banks and Other Financial Institutions, JP Morgan, a Division of Chase Securities, Inc., as Sole Advisor, Lead Arranger and Bookrunner and The Chase Manhatten Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).
4.6(b)	—	First Amendment to the April 2001 $2.5 Billion Credit Agreement dated as of October 14, 2003 (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference).

4.7	—	Loan Agreement among the Company, Lenders party to the agreement and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
4.8	—	Registration Rights Agreement, dated as of June 28, 2001, between the Company and Canadian Investments LLC, a Delaware limited liability Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
10.1	—	Columbia Hospital Corporation Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
10.2(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.2(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.3	—	Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 33-55272), and incorporated herein by reference).*
10.4	—	HCA-Hospital Corporation of America 1989 Nonqualified Stock Option Plan, as amended through December 16, 1991 (filed as Exhibit 10(g) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.5	—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.6	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.7	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.8	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.9(a)	—	Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.9(b)	—	First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.10	—	HCA — The Healthcare Company Amended and Restated 1995 Management Stock Purchase Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference).*
10.11	—	Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.12	—	Columbia/HCA Healthcare Corporation 2000 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).*

10.13		—	Letter of Credit Agreement dated February 11, 1999 between the Company and the United States of America (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated February 23, 1999, and incorporated herein by reference).
10.14		—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.15		—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.16		—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.17		—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.18		—	Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV Investor, LLC, Healthtrust, Inc. — The Hospital Company and each of the investors listed therein (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).
10.19		—	HCA — The Healthcare Company 2001 Performance Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).*
10.20		—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.21(a	)	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.21(b	)	—	First Amendment to the HCA Supplemental Executive Retirement Plan (which Amendment is filed herewith).*
10.22		—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.23		—	HCA Directors’ 2003 Compensation/Fees Policy (file as Exhibit 1D to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).*
10.24		—	HCA Directors’ 2004 Compensation/Fees Policy adopted July 24, 2003 (which Policy is filed herewith).
10.25		—	HCA Inc. 2002 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).*
10.26		—	Amended and Restated Aircraft Hourly Rental Agreement, dated March 28, 2003, by and between Tomco II, LLC and HCA Management Services, L.P. (filed as Exhibit 10.31 to the Company’s Annual Report of form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.27		—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

10.28	—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
12	—	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

          (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

      On October 21, 2003 the Company furnished a report on Form 8-K under Items 9 and Item 12 which announced third quarter operating results.

      On October 31, 2003, the Company filed a report on Form 8-K under Item 5 which announced that a tax court decision had been affirmed by the Sixth Circuit.

      On November 6, 2003, the Company filed a report on Form 8-K under Item 5 and Item 7 which announced the issuance and sale pursuant to the Securities Act of 1933, as amended, of an aggregate of $350,000,000 principal amount of the Registrant’s 5.25% Notes due November 6, 2008 and an aggregate of $250,000,000 principal amount of the Registrant’s 7.50% Notes due November 6, 2033.

      Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ JACK O. BOVENDER, JR.

Jack O. Bovender, Jr.
Chief Executive Officer

Dated: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK O. BOVENDER, JR. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ RICHARD M. BRACKEN Richard M. Bracken	President, Chief Operating Officer and Director	March 11, 2004
/s/ R. MILTON JOHNSON R. Milton Johnson	Senior Vice President and Controller (Principal Financial Officer)	March 11, 2004
/s/ C. MICHAEL ARMSTRONG C. Michael Armstrong	Director	March 11, 2004
/s/ MAGDALENA H. AVERHOFF, M.D. Magdalena H. Averhoff, M.D.	Director	March 11, 2004
/s/ MARTIN FELDSTEIN Martin Feldstein	Director	March 11, 2004
/s/ THOMAS F. FRIST, JR., M.D. Thomas F. Frist, Jr., M.D.	Director	March 11, 2004
/s/ FREDERICK W. GLUCK Frederick W. Gluck	Director	March 11, 2004
/s/ GLENDA A. HATCHETT Glenda A. Hatchett	Director	March 11, 2004
/s/ CHARLES O. HOLLIDAY, JR. Charles O. Holliday, Jr.	Director	March 11, 2004
/s/ T. MICHAEL LONG T. Michael Long	Director	March 11, 2004

Signature	Title	Date

/s/ JOHN H. MCARTHUR John H. McArthur	Director	March 11, 2004
/s/ KENT C. NELSON Kent C. Nelson	Director	March 11, 2004
/s/ FRANK S. ROYAL, M.D. Frank S. Royal, M.D.	Director	March 11, 2004
/s/ HAROLD T. SHAPIRO Harold T. Shapiro	Director	March 11, 2004

HCA INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

HCA Inc.

      We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

ERNST & YOUNG LLP

Nashville, Tennessee

February 3, 2004

HCA INC.

CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in millions, except per share amounts)

	2003	2002	2001

Revenues	$21,808	$19,729	$17,953
Salaries and benefits	8,682	7,952	7,279
Supplies	3,522	3,158	2,860
Other operating expenses	3,676	3,341	3,238
Provision for doubtful accounts	2,207	1,581	1,376
(Gains) losses on sales of investment securities	(1)	2	(63)
Equity in earnings of affiliates	(199)	(206)	(158)
Depreciation and amortization	1,112	1,010	1,048
Interest expense	491	446	536
Settlement with government agencies	(41)	603	262
Gains on sales of facilities	(85)	(6)	(131)
Impairment of investment securities	—	168	—
Impairment of long-lived assets	130	19	17
Investigation related costs	8	58	65
Loss on retirement of debt	—	—	28

	19,502	18,126	16,357

Income before minority interests and income taxes	2,306	1,603	1,596
Minority interests in earnings of consolidated entities	150	148	119

Income before income taxes	2,156	1,455	1,477
Provision for income taxes	824	622	591

Reported net income	1,332	833	886
Goodwill amortization, net of income taxes	—	—	69

Adjusted net income	$1,332	$833	$955

Basic earnings per share:
Reported net income	$2.66	$1.63	$1.69
Goodwill amortization, net of income taxes	—	—	0.13

Adjusted net income	$2.66	$1.63	$1.82

Diluted earnings per share:
Reported net income	$2.61	$1.59	$1.65
Goodwill amortization, net of income taxes	—	—	0.13

Adjusted net income	$2.61	$1.59	$1.78

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Dollars in millions)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$115	$161
Accounts receivable, less allowance for doubtful accounts of $2,649 and $2,045	3,095	2,788
Inventories	520	462
Deferred income taxes	534	568
Other	558	526

	4,822	4,505
Property and equipment, at cost:
Land	1,151	994
Buildings	7,520	6,450
Equipment	9,101	8,379
Construction in progress	913	977

	18,685	16,800
Accumulated depreciation	(7,620)	(7,079)

	11,065	9,721
Investments of insurance subsidiary	1,790	1,355
Investments in and advances to affiliates	527	679
Goodwill	2,481	1,994
Deferred loan costs	75	67
Other	303	420

	$21,063	$18,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$877	$809
Accrued salaries	510	438
Other accrued expenses	1,116	1,113
Government settlement accrual	—	933
Long-term debt due within one year	665	446

	3,168	3,739
Long-term debt	8,042	6,497
Professional liability risks	1,314	1,193
Deferred income taxes and other liabilities	1,650	999
Minority interests in equity of consolidated entities	680	611
Stockholders’ equity:
Common stock $0.01 par; authorized 1,600,000,000 voting shares and 50,000,000 nonvoting shares; outstanding 469,717,800 voting shares and 21,000,000 nonvoting shares — 2003 and 493,176,000 voting shares and 21,000,000 nonvoting shares — 2002	5	5
Capital in excess of par value	—	93
Other	5	6
Accumulated other comprehensive income	168	73
Retained earnings	6,031	5,525

	6,209	5,702

	$21,063	$18,741

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in millions)

	Common Stock		Capital in		Accumulated
			Excess of		Other
	Shares	Par	Par		Comprehensive	Retained
	(000)	Value	Value	Other	Income	Earnings	Total

Balances, December 31, 2000	542,992	$5	$—	$9	$52	$4,339	$4,405
Comprehensive income:
Net income						886	886
Net unrealized losses on investment securities					(34)		(34)

Total comprehensive income					(34)	886	852
Cash dividends						(42)	(42)
Stock repurchases	(42,934)		(291)			(447)	(738)
Stock options exercised	7,631		239				239
Employee benefit plan issuances	1,549		52				52
Other	59			(2)		(4)	(6)

Balances, December 31, 2001	509,297	5	—	7	18	4,732	4,762
Comprehensive income:
Net income						833	833
Other comprehensive income:
Net unrealized gains on investment securities					27		27
Foreign currency translation adjustments					36		36
Defined benefit plan					(8)		(8)

Total comprehensive income					55	833	888
Cash dividends						(40)	(40)
Stock repurchases	(6,200)		(282)				(282)
Stock options exercised	9,170		306	(1)			305
Employee benefit plan issuances	1,909		69				69

Balances, December 31, 2002	514,176	5	93	6	73	5,525	5,702
Comprehensive income:
Net income						1,332	1,332
Other comprehensive income:
Net unrealized gains on investment securities					92		92
Foreign currency translation adjustments					11		11
Defined benefit plan					(8)		(8)

Total comprehensive income					95	1,332	1,427
Cash dividends						(39)	(39)
Stock repurchases	(31,144)		(327)			(787)	(1,114)
Stock options exercised	4,964		147	(1)			146
Employee benefit plan issuances	2,722		87				87

Balances, December 31, 2003	490,718	$5	$—	$5	$168	$6,031	$6,209

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in millions)

	2003	2002	2001

Cash flows from operating activities:
Net income	$1,332	$833	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,207	1,581	1,376
Depreciation and amortization	1,112	1,010	1,048
Income taxes	496	64	412
Settlement with government agencies	(971)	603	(580)
Gains on sales of facilities	(85)	(6)	(131)
Impairment of investment securities	—	168	—
Impairment of long-lived assets	130	19	17
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(2,365)	(1,865)	(1,603)
Inventories and other assets	32	(88)	(39)
Accounts payable and accrued expenses	197	322	45
Other	81	109	(18)

Net cash provided by operating activities	2,166	2,750	1,413

Cash flows from investing activities:
Purchase of property and equipment	(1,838)	(1,718)	(1,370)
Acquisition of hospitals and health care entities	(908)	(124)	(239)
Disposal of hospitals and health care entities	163	135	519
Change in investments	(298)	(27)	(167)
Other	19	(6)	(43)

Net cash used in investing activities	(2,862)	(1,740)	(1,300)

Cash flows from financing activities:
Issuances of long-term debt	1,624	1,005	1,750
Net change in revolving bank credit facility	410	(655)	555
Repayment of long-term debt	(461)	(816)	(1,697)
Repurchases of common stock	(1,114)	(282)	(1,506)
Issuances of common stock	165	267	213
Issuance (repayment) of mandatorily redeemable securities of affiliate	—	(400)	400
Payment of cash dividends	(39)	(40)	(42)
Other	65	(13)	(15)

Net cash provided by (used in) financing activities	650	(934)	(342)

Change in cash and cash equivalents	(46)	76	(229)
Cash and cash equivalents at beginning of period	161	85	314

Cash and cash equivalents at end of period	$115	$161	$85

Interest payments	$458	$427	$558
Income tax payments, net of refunds	$328	$558	$179

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

     Reporting Entity

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2003, these affiliates owned and operated 184 hospitals, 79 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate seven hospitals and four freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company”, as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $156 million, $143 million and $144 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The consolidated financial statements include all subsidiaries and entities controlled by HCA. “Control” is generally defined by HCA as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which HCA absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Significant intercompany transactions have been eliminated. Investments in entities that HCA does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

      HCA has completed various acquisitions and joint venture transactions. The accounts of these entities have been consolidated with those of HCA for periods subsequent to the acquisition of controlling interests.

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

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts resulted in increases to revenues of $96 million, $76 million and $105 million in 2003, 2002 and 2001, respectively.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Revenues (Continued)

      HCA provides care to patients who are financially unable to pay for the health care services they receive, and because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. During 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On October 1, 2003, HCA began implementing a sliding scale of discounts for uninsured patients, treated at HCA wholly-owned hospitals for nonelective care, with income between 200% and 400% of the Federal poverty level.

     Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

     Accounts Receivable

      HCA receives payments for services rendered from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2003, 2002 and 2001, approximately 28% of HCA’s revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

      Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance and subsequent recoveries are added.

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. Management relies on the results of detailed reviews of historical write-offs and recoveries at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectability of HCA’s accounts receivable. The Company had previously performed the hindsight analysis on an annual basis. The results of the hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. During the third quarter of 2003, the Company began performing a quarterly, rolling twelve-month hindsight analysis to enable it to react more quickly to trends affecting the collectability of the accounts receivable. At December 31, 2003, HCA’s allowance for doubtful accounts, represented approximately 88% of the $3.000 billion total patient due accounts receivable balance. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

      Depreciation expense, computed using the straight-line method, was $1.108 billion in 2003, $1.007 billion in 2002, and $961 million in 2001. Buildings and improvements are depreciated over estimated useful lives ranging generally from ten to 40 years. Estimated useful lives of equipment vary generally from four to ten years.

      Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2003 and 2002 was $107 million and $91 million, respectively, and accumulated amortization was $32 million and $24 million at December 31, 2003 and 2002, respectively. Amortization of deferred loan costs is included in interest expense and was $10 million, $11 million and $12 million for 2003, 2002 and 2001, respectively.

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

Goodwill

      HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, beginning in 2002, goodwill is no longer amortized, but is subject to annual impairment tests. The Company compares the fair value of the reporting unit assets to the carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the reporting unit assets is less than its carrying value, the Company compares the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets in each market that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value. During 2003, goodwill increased by $491 million related to acquisitions, decreased by $13 million related to facilities that were sold and increased by $9 million related to foreign currency translation adjustments. During 2002, goodwill increased by $32 million related to acquisitions, decreased by $30 million related to facilities that were sold and increased by $8 million due to foreign currency translation adjustments. No goodwill impairment losses were recognized during 2003 or 2002.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Goodwill (Continued)

      Prior to January 1, 2002, goodwill was amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from five to 20 years for physician practice, clinic and other acquisitions.

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.624 billion and $1.551 billion at December 31, 2003 and 2002, respectively. The current portion of this reserve, $310 million and $358 million at December 31, 2003 and 2002, respectively, is included in “Other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $380 million, $315 million and $252 million for the years ended December 31, 2003, 2002 and 2001, respectively, is classified in “Other operating expenses” in the Company’s consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 3,900 and 4,000 individual claims at December 31, 2003 and 2002, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2003 and 2002, $264 million and $258 million, respectively, of payments (net of reinsurance recoveries of $32 million and $68 million, respectively) were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

      HCA’s facilities are insured by the wholly-owned insurance subsidiary for losses up to $25 million per occurrence. Professional liability risks above a $10 million retention per occurrence for 2002 were reinsured with unrelated commercial carriers. The insurance subsidiary obtained no reinsurance for 2003 and 2004. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.

      The obligations covered by reinsurance contracts remain on the balance sheet, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts of $147 million and $265 million at December 31, 2003, and 2002, respectively, are included in other assets. In addition, deferred gains from retroactive reinsurance of $11 million were included in other liabilities at December 31, 2002.

Investments of Insurance Subsidiary

      At December 31, 2003 and 2002, the investments of HCA’s wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded in HCA’s consolidated balance sheet at fair value. The investment securities are held for the purpose of providing the funding source

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Investments of Insurance Subsidiary (Continued)

to pay professional and general liability claims covered by the insurance subsidiary. Management’s assessment of individual investment securities each quarter, as to whether declines in market value are temporary or other-than-temporary involves multiple judgment calls, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if and when a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of management’s investment securities evaluation process.

Minority Interests in Consolidated Entities

      The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that are controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

Related Party Transactions

MedCap Properties, LLC, (“MedCap”)

      In December 2000, HCA transferred 116 medical office buildings (“MOBs”) to MedCap. HCA received approximately $250 million and a minority interest (approximately 48%) in MedCap in the transaction. MedCap is a private company that was formed by HCA and other investors to acquire the buildings. HCA did not recognize a gain or loss on the transaction. A relative of a Director and former executive officer of the Company served as the Chief Manager of MedCap.

      In October 2003, MedCap sold its 113 MOB’s to Health Care Property Investors, Inc. (“HCP”). The sale of MedCap to HCP included HCA’s ownership interest in MedCap, and HCA has no ownership interest in HCP. The distribution of the MedCap sale proceeds resulted in HCA recording a deferred gain of $80 million. The transaction is being accounted for as a financing transaction and the potential gain amount is being deferred due to HCA’s continuing involvement with the MOBs related to certain contingent, protective put and call rights. If the prohibited continuing involvement provisions were remedied, the deferred gain amount would not be recognized currently, but would be amortized over the applicable lease terms for the MOBs in which HCA leases space from HCP. The former Chief Manager of MedCap, continues to manage the MOB’s as an employee of HCP.

      HCA leased certain office space from MedCap and, during the years ended December 31, 2003 (through September 2003), 2002 and 2001, paid MedCap $16.1 million, $19.4 million and $17.1 million, respectively, in rents for such leased office space. HCA continues to lease certain office space from HCP. HCA believes its transactions with MedCap were on terms no less favorable to HCA than those which would have been obtained from an unaffiliated party.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Related Party Transactions (Continued)

LifePoint Hospitals, Inc. (“LifePoint”) and Triad Hospitals, Inc. (“Triad”)

      In May 1999, HCA completed the spin-offs of LifePoint and Triad (the “Spin-offs”) through the distribution of shares of LifePoint common stock and Triad common stock to HCA stockholders. In connection with the Spin-offs, HCA entered into agreements to provide financial, clinical, patient accounting and network information services to LifePoint and Triad. The agreements have terms expiring in May 2006. In addition, HCA’s wholly-owned insurance subsidiary provides insurance and risk management services, negotiated on a year-to-year basis, to LifePoint and Triad. For the years ended December 31, 2003, 2002 and 2001, HCA received $11.9 million, $11.8 million and $11.6 million, respectively, from LifePoint and $43.8 million, $46.5 million and $35.6 million, respectively, from Triad pursuant to these agreements. The fees provided for in the agreements are intended to be market competitive and are based on HCA’s costs incurred in providing the services. During 2001, HCA sold a hospital facility to LifePoint for a sales price of $19 million and realized a pretax gain of $3 million. HCA believes the sale of the hospital facility to LifePoint was on terms no less favorable to HCA than those which would have been obtained from an unaffiliated party.

Global Health Exchange, LLC (“GHX”)

      In 1999, HCA formed empactHealth.com, with the intent of improving its hospitals’ efficiencies in the procurement of goods and supplies by utilizing the Internet. In January 2001, empactHealth.com merged with Medibuy, an unrelated competitor of empactHealth.com. As a result of the merger, HCA owned approximately 17% of Medibuy and HCA’s directors and certain members of its management owned approximately 2%. During 2001, HCA reduced the carrying value for its investment in Medibuy to fair value, based upon estimates of sales values, resulting in a pretax charge of $17 million ($10 million after-tax). During 2002, HCA paid $2.4 million to Medibuy for annual software license fees, transaction fees and related services and paid and expensed $3 million of additional investment payments to Medibuy. During 2002, HCA’s management and directors relinquished their ownership in Medibuy for no consideration. In December 2002, Medibuy merged with GHX. As a result of the merger, HCA owns approximately 7% of GHX and an officer of HCA serves on GHX’s board of directors. HCA and GHX entered into a three-year, master user agreement, which commenced on January 1, 2003, pursuant to which GHX provides access to its e-commerce system, a license to certain requisitioning software and other services. During 2003, HCA paid GHX $3 million for software and other related services. The user agreement with GHX provides for annual payments of $2.5 million for 2004 and 2005. Healthtrust Purchasing Group (“HPG”), an affiliate of HCA, also entered into an e-commerce agreement with GHX, which commenced on January 1, 2003, pursuant to which HPG will be able to offer the GHX e-commerce system to HPG members. HCA believes its transactions with Medibuy and GHX are on terms no less favorable to HCA than those which would be obtained from unaffiliated parties.

HealthStream, Inc. (“HealthStream”)

      In October 2001, HCA entered into an amended agreement with HealthStream to purchase internet-based education and training services. The agreement has a four-year term and provides for minimum fees of $2.5 million per year, with total minimum fees of $12 million over the four-year term. During 2003, 2002 and 2001, the Company paid HealthStream $2.6 million, $2.9 million, and $1.5 million which represented approximately 15%, 18% and 11%, respectively, of HealthStream’s net revenues. The Chief Executive Officer, President and Chairman of the Board of Directors of HealthStream is a relative of a Director and former executive officer of HCA. HCA believes its transactions with HealthStream are on terms no less favorable to HCA than those which would be obtained from an unaffiliated party.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.

      As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCA has determined pro forma net income and earnings per share, as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

	2003	2002		2001

Adjusted net income:
As reported	$1,332	$833		$955
Stock-based employee compensation expense determined under a fair value method, net of income taxes	89	151	(a)	49

Pro forma	$1,243	$682		$906

Basic earnings per share:
As reported	$2.66	$1.63		$1.82
Pro forma	$2.48	$1.33		$1.73
Diluted earnings per share:
As reported	$2.61	$1.59		$1.78
Pro forma	$2.43	$1.30		$1.69

(a)	HCA determines pro forma stock-based employee compensation expense using an estimated forfeiture assumption. A forfeiture assumption of 50% had been used for periods through December 31, 2001. This 50% forfeiture assumption was reasonable for stock option grants made during the 1995 through 1998 period, but subsequent to the Company completing a major restructuring process that involved significant executive management turnover, the Spin-offs, and the sales of numerous facilities, HCA determined during 2002 that the forfeiture assumption for 1999 and subsequent grants should be lowered significantly. During 2002, HCA revised the expected forfeiture assumption for the 1999 and 2000 stock option grants to 15%, and a 10% forfeiture assumption is being used for 2001 and subsequent stock option grants. The effect of the changes in the estimated forfeiture assumptions for stock option grants made prior to 2002, was an increase to the pro forma stock-based employee compensation expense for the year ended December 31, 2002 of $64 million after-tax ($0.13 per basic share and $0.12 diluted share).

      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted in 2003, 2002 and 2001 were $13.49, $13.30 and $15.93 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	2.62%	2.17%	4.62%
Expected volatility	37%	37%	38%
Expected life, in years	4	4	6
Expected dividend yield	.19%	.18%	.20%

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation (Continued)

      The expected volatility is derived using weekly, historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on four-year United States Treasury Strips on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

      The pro forma compensation cost related to the shares of common stock issued under HCA’s amended and restated Employee Stock Purchase Plan was $16 million, $13 million and $6 million for the years 2003, 2002 and 2001, respectively. These pro forma costs were determined based on the estimated fair values at the beginning of each subscription period.

Derivatives

      Effective January 1, 2001, HCA adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. In accordance with the provisions of SFAS 133, HCA has designated its outstanding interest rate swap agreements as fair value hedges. HCA has determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA’s debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

Recent Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. HCA adopted SFAS 143 effective January 1, 2003, and the provisions of SFAS 143 have not had a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). For most companies, under the provisions of SFAS 145 gains and losses on extinguishments of debt will generally be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under FASB Statement No. 4. Extraordinary item treatment will be required for certain extinguishments that comply with the provisions of Accounting Principles Board (“APB”) Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods, that did not meet the criteria of APB Opinion No. 30 for such classification, must be reclassified to conform to the provisions of SFAS 145. HCA elected to adopt SFAS 145 effective January 1, 2002. During 2001, HCA recognized an extraordinary charge on extinguishment of debt of $28 million ($17 million, after-tax) that has been reclassified in the consolidated income statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — ACCOUNTING POLICIES (Continued)

     Recent Pronouncements (Continued)

cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. This statement has not had a material impact on the Company’s results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This statement has not had a material impact on the Company’s results of operations or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In the case of derivatives that contain a financing element, SFAS 149 requires the derivative counterparty who is considered the “borrower” in the derivative to report all of the derivative’s cash inflows and outflows as “financing activities” in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. This statement has not had a material impact on the Company’s results of operation or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. In October 2003, the FASB voted to defer for an indefinite period, the application of the SFAS 150 guidance to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer this application of SFAS 150 to allow them the opportunity to consider possible implementation issues that would result from the proposed SFAS 150 guidance regarding measurement and recognition of noncontrolling interests. HCA will assess the impact of the FASB’s reconsiderations, if any, on the Company’s consolidated financial statements when they are finalized.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The governmental investigations included activities for certain entities for periods prior to their acquisition by the Company and activities for certain entities that have been divested. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties.

      The investigations were concluded through a series of agreements executed in 2000 and 2003. In December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice (the “DOJ”) and various U.S. Attorneys’ offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the DOJ (the “Civil Agreement”). The agreements resolved all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by, or on behalf of, the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. The civil issues that were not covered by the Civil Agreement included claims related to physician relations, cost reports and wound care issues. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. HCA paid the government $900 million (including accrued interest of $60 million), as provided by the Civil Agreement and Plea Agreement, during 2001. In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services.

      The remaining aspects of the investigations were resolved during 2003. In June 2003, HCA announced that the Company and the Civil Division of the DOJ had signed agreements, documenting the understanding announced in December 2002, whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. The DOJ Agreement does not affect qui tam cases in which the government has not intervened. HCA also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33 million for legal fees of the private parties. In connection with the DOJ Agreement, HCA recorded a pretax charge of $603 million ($418 million after-tax) in the fourth quarter of 2002. The consolidated income statement for the year ended December 31, 2003 includes a pretax favorable change in estimate of $41 million ($25 million after-tax) related to Medicaid cost report balances for cost report years ended December 31, 1997 and prior.

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

      During September 2003, HCA reached an understanding with attorneys representing shareholder groups to settle class action securities lawsuits originally filed in 1997. Under the understanding, HCA will establish a $49.5 million settlement fund to pay class members based on their individual claims. This settlement is subject to execution of a definitive settlement agreement and approval by the United States District Court for the Middle District of Tennessee. HCA has also reached an understanding with its insurance carriers under which the insurers will pay the majority of the settlement amount.

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

      During 2003, 2002 and 2001, HCA recorded the following pretax charges in connection with the governmental investigations (dollars in millions):

	2003	2002	2001

Professional fees related to investigations	$8	$56	$54
Other	—	2	11

	$8	$58	$65

      The professional fees related to investigations represent incremental legal and accounting expenses that are recognized on the basis of when the costs are incurred.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During 2003 and 2002, HCA acquired various hospitals and health care entities (or controlling interests in such entities). The purchase price for each of these transactions was allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of acquired entities for periods subsequent to the respective acquisition dates.

      The following is a summary of hospitals and other health care entities acquired during 2003 and 2002 (dollars in millions):

	2003	2002

Number of hospitals	11	1
Number of licensed beds	2,292	164
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,183	$28
Liabilities assumed	(315)	—

Net assets acquired	868	28
Other health care entities acquired	40	96

Net cash paid	$908	$124

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $491 million in 2003 and $32 million in 2002. During April 2003, HCA completed the acquisition of the Health Midwest hospital system in Kansas City, and the results of operations of the Health Midwest facilities were consolidated with those of HCA beginning April 1, 2003. Pursuant to the transaction, HCA will spend or commit to spend $450 million in capital expenditures over the next five years. The pro forma effect of HCA’s acquisitions on its results of operations for the periods prior to the respective acquisition dates was not significant.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — ACQUISITIONS AND DISPOSITIONS (Continued)

      During 2003, HCA recognized a pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals. During 2002, HCA recognized a net pretax gain of $6 million ($4 million after-tax) on the sales of two consolidating hospitals. During 2001, HCA recognized a net pretax gain of $131 million ($76 million after-tax) on the sales of three consolidating hospitals, HCA’s interests in two non-consolidating hospitals and a provider of specialty managed care benefit programs. Proceeds from the sales were used to repay bank borrowings.

NOTE 4 — IMPAIRMENTS OF LONG-LIVED ASSETS

      During 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million ($79 million after-tax). HCA reduced the carrying value for capitalized costs associated with the patient accounts receivable management system components that were discontinued. The impact of the discontinued activities on HCA’s operations was not significant.

      During 2002, management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components. HCA reduced the carrying value for certain capitalized costs associated with the information system components that were delayed, resulting in a pretax charge of $19 million. The impact of the delayed development activities on HCA’s operations was not significant.

      During 2001, HCA reduced the carrying value for its investment in a nonhospital, equity method joint venture to fair value, based upon estimates of sales value, resulting in a pretax charge of $17 million ($10 million after-tax). This joint venture’s impact on HCA’s operations was not significant.

      The asset impairment charges did not have a significant impact on the Company’s cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected HCA’s “corporate and other” operating segment and affected HCA’s asset and liability categories, as follows (dollars in millions):

	2003	2002	2001

Property and equipment	$105	$19	$—
Investments in and advances to affiliates	—	—	17
Other accrued expenses	25	—	—

	$130	$19	$17

NOTE 5 — IMPAIRMENT OF INVESTMENT SECURITIES

      During 2002, HCA recorded an other-than-temporary impairment charge on investment securities of $168 million. The investment securities on which the impairment charge was recorded were primarily equity securities held by HCA’s insurance subsidiary. These investments are classified as “available-for-sale,” and are carried at fair value, with changes in temporary unrealized gains and losses recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices.

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

securities would not recover fair value equal to cost prior to implementing any of the investment alternatives being considered and that a $168 million other-than-temporary impairment charge should be recognized in the third quarter of 2002. The investment securities on which the impairment charge was recognized were primarily concentrated in the communications and technology industries. Management’s review of the individual investment securities included considerations of the amount of market decline, the length of time the securities had been in a decline position and issuer-specific financial attributes. See Note 8 — Investments of Insurance Subsidiary, for a summary of HCA’s insurance subsidiary investment securities. The impairment charge affected the “Investments of insurance subsidiary” asset category and the “corporate and other” operating segment.

NOTE 6 — INCOME TAXES

      The provision for income taxes consists of the following (dollars in millions):

	2003	2002	2001

Current:
Federal	$193	$462	$290
State	77	92	49
Foreign	18	17	7
Deferred:
Federal	513	(24)	221
State	50	30	54
Foreign	12	6	13
Change in valuation allowance	(39)	39	(43)

	$824	$622	$591

      A reconciliation of the Federal statutory rate to the effective income tax rate follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.8	5.1	4.2
Non-deductible intangible assets	0.2	0.4	1.6
Valuation allowance	(1.7)	2.5	(2.6)
Other items, net	0.9	(0.3)	1.8

Effective income tax rate	38.2%	42.7%	40.0%

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INCOME TAXES (Continued)

      A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2003		2002

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$658	$—	$549
Allowances for professional and general liability and other risks	143	—	164	—
Doubtful accounts	287	—	374	—
Compensation	156	—	134	—
Settlement with government agencies	—	—	318	—
Other	198	420	198	324

	784	1,078	1,188	873
Valuation allowance	—	—	(39)	—

	$784	$1,078	$1,149	$873

      Deferred income taxes of $534 million and $568 million at December 31, 2003 and 2002, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $828 million and $292 million at December 31, 2003 and 2002, respectively.

      The tax benefits associated with nonqualified stock options increased the current tax receivable by $31 million, $82 million, and $60 million in 2003, 2002, and 2001, respectively. Such benefits were recorded as increases to stockholders’ equity.

      At December 31, 2003, state net operating loss carryforwards (expiring in years 2004 through 2022) available to offset future taxable income approximated $181 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

IRS Disputes

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”), the United States Court of Federal Claims, and the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2001, HCA filed an appeal with the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust. During 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. HCA is reviewing the Sixth Circuit’s decision and considering whether to undertake further appeals. Because of the volume and complexity of calculating the tax allowance

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INCOME TAXES (Continued)

for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable periods.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain non-core business units in 1998. The IRS is claiming an additional $381 million in income taxes and interest with respect to these issues through December 31, 2003.

      During 2001, HCA and the IRS filed Stipulated Settlements with the Tax Court regarding the IRS’ proposed disallowance of certain financing costs, systems conversion costs and insurance premiums, which were deducted in calculating taxable income, and the allocation of costs among fixed assets and goodwill in connection with certain hospitals acquired by HCA in 1995 and 1996. The settlement resulted in HCA’s payment of additional tax and interest of $16 million and had no impact on results of operations.

      The IRS has begun an examination of HCA’s 2001 through 2002 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

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

NOTE 7 — EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and other stock awards, computed using the treasury stock method.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — EARNINGS PER SHARE (Continued)

      The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	2003	2002	2001

Reported net income	$1,332	$833	$886
Goodwill amortization, net of income taxes	—	—	69

Adjusted net income	$1,332	$833	$955

Weighted average common shares outstanding	501,799	511,824	524,112
Effect of dilutive securities:
Stock options	7,231	11,850	12,446
Other	1,844	1,545	1,619

Shares used for diluted earnings per share	510,874	525,219	538,177

Reported earnings per share:
Basic earnings per share	$2.66	$1.63	$1.69

Diluted earnings per share	$2.61	$1.59	$1.65

Adjusted earnings per share:
Basic earnings per share	$2.66	$1.63	$1.82

Diluted earnings per share	$2.61	$1.59	$1.78

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$20	$—	$—	$20
States and municipalities	982	64	—	1,046
Mortgage-backed securities	64	2	—	66
Corporate and other	61	4	—	65
Money market funds	166	—	—	166
Redeemable preferred stocks	4	—	—	4

	1,297	70	—	1,367

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	554	142	(4)	692

	560	142	(4)	698

	$1,857	$212	$(4)	2,065

Amounts classified as current assets				(275)

Investment carrying value				$1,790

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

      At December 31, 2003 and 2002, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 370 equity positions at December 31, 2003, with 348 positions reflecting unrealized gains and 22 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at December 31, 2003 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at December 31, 2003, are not concentrated in a particular industry.

      Scheduled maturities of investments in debt securities at December 31, 2003 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$186	$187
Due after one year through five years	361	384
Due after five years through ten years	371	398
Due after ten years	315	332

	1,233	1,301
Mortgage-backed securities	64	66

	$1,297	$1,367

      The average expected maturity of the investments in debt securities approximated 4.2 years at December 31, 2003. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

      The cost of securities sold is based on the specific identification method. Sales of securities (including the securities on which the 2002 impairment charge was recorded, see Note 5 — Impairment of Investment Securities) for the years ended December 31 are summarized below (dollars in millions):

	2003	2002	2001

Debt securities:
Cash proceeds	$109	$128	$155
Gross realized gains	3	4	5
Gross realized losses	6	28	2
Equity securities:
Cash proceeds	$36	$609	$412
Gross realized gains	9	95	95
Gross realized losses	7	232	35

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

      The following table sets forth HCA’s interest rate swap agreements at December 31, 2003 (dollars in millions):

	Notional	Termination	Fair
	Amount	Date	Value

Pay-floating interest rate swap	$350	November 2008	$1
Pay-floating interest rate swap	500	June 2006	27
Pay-floating interest rate swap	150	March 2004	1

      The fair value of the interest rate swaps at December 31, 2003 represents the estimated amounts HCA would have received upon termination of these agreements.

Fair Value Information

      At December 31, 2003 and 2002, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. The

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — FINANCIAL INSTRUMENTS (Continued)

     Fair Value Information (Continued)

estimated fair values of other financial instruments subject to fair value disclosures, determined based on quoted market prices, and the related carrying amounts are as follows (dollars in millions):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$1,790	$1,790	$1,355	$1,355
Interest rate swaps	29	29	43	43
Liabilities:
Long-term debt	8,707	9,253	6,943	7,366

NOTE 10 — LONG-TERM DEBT

      A summary of long-term debt at December 31, including related interest rates at December 31, 2003, follows (dollars in millions):

	2003	2002

Senior collateralized debt (rates generally fixed, averaging 7.7%) payable in periodic installments through 2034	$329	$167
Senior debt (rates fixed, averaging 7.6%) payable in periodic installments through 2095	6,268	5,188
Senior debt (floating rates, averaging 3.2%) due through 2008	1,000	775
Bank term loan (floating rates, averaging 2.1%)	600	713
Bank revolving credit facility (floating rates, averaging 1.9%)	510	100

Total debt, average life of ten years (rates averaging 6.4%)	8,707	6,943
Less amounts due within one year	665	446

	$8,042	$6,497

Bank Revolving Credit Facility

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring April 2006. As of December 31, 2003, HCA had $510 million outstanding under the Credit Facility.

      As of December 2003, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2003, HCA was in compliance with all such covenants.

Significant Financing Activities

2003

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2013. Proceeds from both issuances were used to repay a portion of the amounts outstanding under the Credit Facility and for general corporate purposes.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT (Continued)

     Significant Financing Activities (Continued)

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC, which allows the Company to issue up to $2.5 billion in debt securities. Of the $2.5 billion available under the registration statement, $600 million has been issued at December 31, 2003.

      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the amounts outstanding under the Credit Facility.

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

      In February 2002, Standard & Poor’s upgraded HCA’s senior debt rating from BB+ to BBB-.

General Information

      Maturities of long-term debt in years 2005 through 2008 (excluding borrowings under the Credit Facility) are $745 million, $714 million, $325 million and $560 million, respectively.

      The estimated fair value of the Company’s long-term debt was $9.253 billion and $7.366 billion at December 31, 2003 and 2002, respectively, compared to carrying amounts aggregating $8.707 billion and $6.943 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

NOTE 11 — CONTINGENCIES

Significant Legal Proceedings

      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company (see Note 2 — Investigations and Settlement of Certain Government Claims). The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially, adversely affect HCA’s results of operations and financial position in a given period.

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — CAPITAL STOCK AND STOCK REPURCHASES

Capital Stock

      The terms and conditions associated with each class of HCA’s common stock are substantially identical, except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations.

Stock Repurchase Programs

      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock. HCA expects to repurchase its shares through open market purchases or privately negotiated transactions. During 2003, HCA, through open market purchases, repurchased under this authorization 25.3 million shares of its common stock for $900 million.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During 2003, HCA purchased 5.8 million shares for $214 million, which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock benefit plans.

      In October 2001, HCA announced an authorization to repurchase up to $250 million of its common stock. During 2001, HCA made open market purchases of 6.4 million shares for $250 million, completing the repurchase authorization.

      During 2001, HCA entered into an agreement with a financial institution that resulted in the financial institution investing $400 million (at December 31, 2001) to capitalize an entity that would acquire HCA common stock. This consolidated affiliate acquired 16.8 million shares of HCA common stock in connection with HCA’s settlement of certain forward purchase contracts. In June 2002, HCA repaid the financial institution and received the 16.8 million shares of the Company’s common stock. The financial institution’s investment in the consolidated affiliate was reflected in HCA’s balance sheet at December 31, 2001, as “Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities.” The quarterly return on their investment, based upon a LIBOR plus 125 basis points return rate during 2001 and a LIBOR plus 87.5 basis points return rate during 2002, was recorded as minority interest expense.

      In March 2000, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2001, HCA settled forward purchase contracts representing 19.6 million shares at a cost of $677 million, purchased 1.1 million shares through open market purchases at a cost of $40 million and received $17 million in premiums from the sale of put options, completing the repurchase authorization.

      In November 1999, HCA announced that its Board of Directors authorized the repurchase of up to $1 billion of its common stock. During 2001, HCA settled the remaining forward purchase contracts associated with its November 1999 authorization, representing 15.7 million shares at a cost of $461 million.

      During 2003, 2002 and 2001, the share repurchase transactions reduced stockholders’ equity by $1.114 billion, $282 million and $738 million, respectively.

NOTE 13 — STOCK BENEFIT PLANS

      In May 2000, the stockholders of HCA approved the HCA 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan is the primary plan under which options to purchase common stock and restricted stock may be granted to officers, employees and directors. The number of options or shares authorized under the 2000 Plan is 50,500,000 (which includes 500,000 shares authorized under a former plan). In addition, options granted under the former plan that are cancelled become available for subsequent grants. Exercise provisions

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK BENEFIT PLANS (Continued)

vary, but options are generally exercisable, in whole or in part, beginning one to five years after the grant date and ending ten years after the grant date.

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

      Information regarding these option plans for 2003, 2002 and 2001 is summarized below (share amounts in thousands):

	Stock	Option Price Per	Weighted Average
	Options	Share	Exercise Price

Balances, December 31, 2000	51,233	$0.14 to $41.13	$23.58
Granted	8,384	27.56 to 46.36	36.34
Exercised	(7,631)	0.14 to 37.92	23.29
Cancelled	(1,755)	17.12 to 40.23	25.18

Balances, December 31, 2001	50,231	0.14 to 46.36	25.70
Granted	9,054	40.50 to 49.00	41.88
Exercised	(9,170)	0.38 to 45.12	24.20
Cancelled	(1,144)	7.35 to 45.12	29.07

Balances, December 31, 2002	48,971	0.14 to 49.00	28.90
Granted	9,301	31.95 to 42.36	41.86
Exercised	(4,964)	0.14 to 41.84	22.50
Cancelled	(1,627)	17.11 to 45.12	35.26

Balances, December 31, 2003	51,681	0.14 to 49.00	31.64

	2003	2002	2001

Weighted average fair value per option for options granted during the year	$13.49	$13.30	$15.93
Options exercisable	31,564	26,710	24,757
Options available for grant	26,166	35,035	44,024

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK BENEFIT PLANS (Continued)

      The following table summarizes information regarding the options outstanding at December 31, 2003 (share amounts in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/03	Life	Price	12/31/03	Price

$0.38	102	Less than 1 year	$0.38	102	$0.38
24.49 to 30.90	1,496	1 year	25.73	1,496	25.73
29.22 to 41.13	2,542	2 years	34.73	2,542	34.73
26.74 to 37.92	9,125	4 years	29.88	9,125	29.88
21.16 to 30.93	1,843	4 years	24.66	1,843	24.66
17.12 to 24.49	8,226	5 years	17.23	8,226	17.23
20.00 to 29.94	3,780	6 years	20.86	2,236	20.75
27.56 to 39.25	6,125	7 years	35.78	2,814	35.81
40.50 to 49.00	8,855	8 years	42.08	2,477	42.24
31.95 to 42.36	9,027	9 years	41.87	143	40.73
0.14 to 0.38	560	12 years	0.20	560	0.20

	51,681			31,564

      HCA’s amended and restated Employee Stock Purchase Plan (“ESPP”) provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. In May 2001, HCA stockholders approved an increase to the number of shares that may be issued pursuant to the ESPP by 10,000,000 shares. At December 31, 2003, 8,368,200 shares of common stock were reserved for HCA’s employee stock purchase plan.

      Under the 2000 Plan and the Management Stock Purchase Plan (“MSPP”), HCA has made grants of restricted shares or units of HCA’s common stock to provide incentive compensation to employees. Performance equity plan grants are made annually, based on the achievement of specified performance goals. These shares have a two-year vesting period with half the shares vesting at the end of the first year and the remainder vesting at the end of the second year. The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years.

      At December 31, 2003, 1,739,400 shares were subject to restrictions, which lapse between 2004 and 2006. During 2003, 2002 and 2001, grants and purchases of 1,039,900, 870,900 and 857,500 shares, respectively, were made at weighted-average grant or purchase date fair values of $42.08, $42.72 and $35.78 per share, respectively, related to the performance equity plan. During 2003, 2002 and 2001, grants and purchases of 148,900, 113,300, 112,000 shares, respectively, were made at weighted-average grant or purchase date discounted (25% discount) fair values of $30.21, $32.77 and $28.62 per share, respectively, related to the MSPP.

NOTE 14 — EMPLOYEE BENEFIT PLANS

      HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and vest over specified periods of

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EMPLOYEE BENEFIT PLANS (Continued)

employee service. Retirement plan expense was $166 million for 2003, $140 million for 2002 and $128 million for 2001. Amounts approximately equal to retirement plan expense are funded annually.

      HCA maintains various contributory benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match certain percentages of participants’ contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants). The cost of these plans totaled $48 million for 2003, $47 million for 2002 and $41 million for 2001. HCA’s contributions are funded periodically during each year.

      During 2001 HCA adopted a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives a prescribed life annuity from a combination of the SERP and HCA’s other benefit plans. Compensation expense under the plan was $7 million for 2003, $9 million for 2002 and $2 million for 2001. Accrued benefits liabilities under this plan totaled $44 million at December 31, 2003, and $30 million at December 31, 2002.

      HCA maintains certain defined benefit pension plans that resulted from acquisitions of certain hospitals in prior years. Compensation expense under these plans was $17 million for 2003, $8 million for 2002, and $2 million for 2001. Accrued benefits liabilities under these plans totaled $19 million at December 31, 2003, and $22 million at December 31, 2002.

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During all three years ended December 31, 2003, 2002 and 2001, approximately 28% of HCA’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured in two geographically organized groups: the Eastern Group includes 91 consolidating hospitals located in the Eastern United States and the Western Group includes 85 consolidating hospitals located in the Western United States. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, settlement with government agencies, gains on sales of facilities, impairment of investment securities, impairment of long-lived assets, investigation related costs, loss on retirement of debt, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions, restated for the transfers of certain facilities to the Corporate and other group from the Eastern and Western Groups, of

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,

	2003	2002	2001

Revenues:
Eastern Group	$10,513	$9,896	$8,789
Western Group	10,734	9,303	8,380
Corporate and other	561	530	784

	$21,808	$19,729	$17,953

Equity in earnings of affiliates:
Eastern Group	$(9)	$(9)	$(16)
Western Group	(185)	(196)	(153)
Corporate and other	(5)	(1)	11

	$(199)	$(206)	$(158)

Adjusted Segment EBITDA:
Eastern Group	$2,053	$2,132	$1,907
Western Group	2,065	2,051	1,704
Corporate and other	(197)	(282)	(190)

	$3,921	$3,901	$3,421

Depreciation and amortization:
Eastern Group	$485	$445	$450
Western Group	492	432	439
Corporate and other	135	133	159

	$1,112	$1,010	$1,048

Adjusted Segment EBITDA	$3,921	$3,901	$3,421
Depreciation and amortization	1,112	1,010	1,048
Interest expense	491	446	536
Settlement with government agencies	(41)	603	262
Gains on sales of facilities	(85)	(6)	(131)
Impairment of investment securities	—	168	—
Impairment of long-lived assets	130	19	17
Investigation related costs	8	58	65
Loss on retirement of debt	—	—	28

Income before minority interests and income taxes	$2,306	$1,603	$1,596

	As of December 31,

	2003	2002

Assets:
Eastern Group	$7,533	$7,046
Western Group	8,549	6,867
Corporate and other	4,981	4,828

	$21,063	$18,741

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

			Corporate
	Eastern	Western	and
	Group	Group	Other	Total

Goodwill:
Balance at December 31, 2002	$918	$841	$235	$1,994
Acquisitions	5	486	—	491
Sales of facilities	(3)	—	(10)	(13)
Foreign currency translation	—	—	9	9

Balance at December 31, 2003	$920	$1,327	$234	$2,481

NOTE 16 — OTHER COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income are as follows (dollars in millions):

	Unrealized
	Gains on	Currency	Defined
	Available-for-Sale	Translation	Benefit
	Securities	Adjustments	Plans	Total

Balance at December 31, 2000	$53	$(1)	$—	$52
Unrealized gains on available-for-sale securities, net of $4 of income taxes	6	—	—	6
Gains reclassified into earnings from other comprehensive income, net of $23 of income taxes	(40)	—	—	(40)

Balance at December 31, 2001	19	(1)	—	18
Unrealized losses on available-for-sale securities, net of $47 income tax benefit	(81)	—	—	(81)
Losses reclassified into earnings from other comprehensive income, net of $62 income tax benefit	108	—	—	108
Currency translation adjustments, net of $8 of income taxes	—	36	—	36
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balance at December 31, 2002	46	35	(8)	73
Unrealized gains on available-for-sale securities, net of $52 of income taxes	92	—	—	92
Currency translation adjustments, net of $20 of income taxes	—	11	—	11
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balance at December 31, 2003	$138	$46	$(16)	$168

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      A summary of other accrued expenses at December 31 follows (dollars in millions):

	2003	2002

Employee benefit plans	$174	$165
Workers compensation	31	36
Taxes other than income	142	139
Professional liability risks	310	358
Interest	115	92
Other	344	323

	$1,116	$1,113

      A summary of activity in HCA’s allowance for doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year-ended December 31, 2001	$1,583	$1,376	$(1,147)	$1,812
Year-ended December 31, 2002	1,812	1,581	(1,348)	2,045
Year-ended December 31, 2003	2,045	2,207	(1,603)	2,649

HCA INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions, except per share amounts)

	2003

	First		Second		Third		Fourth

Revenues	$5,273		$5,467		$5,471		$5,597
Net income	$469	(a)	$240	(b)	$306	(c)	$317	(d)
Basic earnings per share	$0.92	(a)	$0.47	(b)	$0.62	(c)	$0.64	(d)
Diluted earnings per share	$0.90	(a)	$0.47	(b)	$0.61	(c)	$0.63	(d)
Cash dividends	$0.02		$0.02		$0.02		$0.02
Market prices(h):
High	$44.45		$41.36		$40.05		$43.45
Low	37.00		27.30		31.60		35.11

	2002

	First	Second		Third		Fourth

Revenues	$4,873	$4,903		$4,929		$5,024
Net income (loss)	$385	$350	(e)	$200	(f)	$(102	)(g)
Basic earnings (loss) per share	$0.76	$0.68	(e)	$0.39	(f)	$(0.20	)(g)
Diluted earnings (loss) per share	$0.74	$0.66	(e)	$0.38	(f)	$(0.20	)(g)
Cash dividends	$0.02	$0.02		$0.02		$0.02
Market prices(h):
High	$44.45	$52.05		$48.61		$51.98
Low	37.35	43.30		39.62		36.21

(a)	First quarter results include $42 million ($0.08 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(b)	Second quarter results include $79 million ($0.16 per basic and $0.15 per diluted share) of charges related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).
(c)	Third quarter results include $7 million ($0.01 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(d)	Fourth quarter results include $25 million ($0.05 per basic and diluted share) of benefits related to the settlement with government agencies. (See NOTE 2 of the notes to consolidated financial statements).
(e)	Second quarter results include $18 million ($0.03 per basic and diluted share) of charges related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).
(f)	Third quarter results include $107 million ($0.21 per basic share and $0.20 per diluted share) of charges related to the impairment of investment securities (See NOTE 5 of the notes to consolidated financial statements).
(g)	Fourth quarter results include $418 million ($0.82 per basic and diluted share) of charges related to the settlement with government agencies and $4 million ($0.01 per basic and diluted share) of gains on sales of facilities. (See NOTES 2 and 3 of the notes to consolidated financial statements).
(h)	Represents high and low sales prices of the Company’s common stock which is traded on the New York Stock Exchange (ticker symbol HCA).