Form 10-Q
period 2004-03-31
HCA INC/TN
filed 2004-05-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2004

Voting common stock, $.01 par value	464,629,000 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

FORM 10-Q

March 31, 2004

		Page of
		Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2004 and 2003	3
	Condensed Consolidated Balance Sheets — March 31, 2004 and December 31, 2003	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	29
Item 4.	Controls and Procedures	29

Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31
Item 6.	Exhibits and Reports on Form 8-K	31
Signatures		32
EX-10 2004 PERFORMANCE EXCELLENCE PROGRAM
EX-12 STATEMENT RE: COMPUTATION OF RATIO
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF P.F.O.
EX-32 CERTIFICATION PURSUANT TO 18 U.S.C.

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters ended March 31, 2004 and 2003
Unaudited
(Dollars in millions, except per share amounts)

	2004	2003

Revenues	$5,937	$5,273
Salaries and benefits	2,333	2,096
Supplies	980	845
Other operating expenses	951	853
Provision for doubtful accounts	694	428
Gains on investments	(10)	—
Equity in earnings of affiliates	(46)	(58)
Depreciation and amortization	303	261
Interest expense	135	114
Gains on sales of facilities	—	(74)
Investigation related costs	—	4

	5,340	4,469

Income before minority interests and income taxes	597	804
Minority interests in earnings of consolidated entities	38	39

Income before income taxes	559	765
Provision for income taxes	214	296

Net income	$345	$469

Per share data:
Basic earnings per share	$0.71	$0.92
Diluted earnings per share	$0.69	$0.90
Cash dividends per share	$0.02	$0.02
Shares used in earnings per share calculations (in thousands):
Basic	487,727	511,287
Diluted	497,621	522,361

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$148	$115
Accounts receivable, less allowance for doubtful accounts of $2,856 and $2,649	3,243	3,095
Inventories	532	520
Deferred income taxes	564	534
Other	342	558

	4,829	4,822
Property and equipment, at cost	18,969	18,685
Accumulated depreciation	(7,816)	(7,620)

	11,153	11,065
Investments of insurance subsidiary	1,870	1,790
Investments in and advances to affiliates	520	527
Goodwill	2,499	2,481
Deferred loan costs	80	75
Other	260	303

	$21,211	$21,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$877
Accrued salaries	533	510
Other accrued expenses	1,169	1,116
Long-term debt due within one year	223	665

	2,734	3,168
Long-term debt	8,530	8,042
Professional liability risks	1,306	1,314
Deferred income taxes and other liabilities	1,718	1,650
Minority interests in equity of consolidated entities	713	680
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 484,468,700 shares in 2004 and 490,717,800 shares in 2003	5	5
Other	5	5
Accumulated other comprehensive income	177	168
Retained earnings	6,023	6,031

	6,210	6,209

	$21,211	$21,063

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2004 and 2003
Unaudited
(Dollars in millions)

	2004	2003

Cash flows from operating activities:
Net income	$345	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	694	428
Depreciation and amortization	303	261
Income taxes	354	292
Gains on sales of facilities	—	(74)
Changes in operating assets and liabilities	(972)	(685)
Other	48	64

Net cash provided by operating activities	772	755

Cash flows from investing activities:
Purchase of property and equipment	(390)	(464)
Acquisition of hospitals and health care entities	(15)	(9)
Disposition of hospitals and health care entities	25	115
Change in investments	(58)	(74)
Other	(3)	(12)

Net cash used in investing activities	(441)	(444)

Cash flows from financing activities:
Issuance of long-term debt	501	509
Net change in revolving bank credit facility	(130)	275
Repayment of long-term debt	(335)	(21)
Payment of cash dividends	(10)	(10)
Repurchases of common stock	(375)	(148)
Issuances of common stock	58	18
Other	(7)	(5)

Net cash provided by (used in) financing activities	(298)	618

Change in cash and cash equivalents	33	929
Cash and cash equivalents at beginning of period	115	161

Cash and cash equivalents at end of period	$148	$1,090

Interest payments	$103	$70
Income tax payments (refunds), net	$(140)	$4

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2004, these affiliates owned and operated 184 hospitals, 79 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and four freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $36 million and $35 million for the quarters ended March 31, 2004 and 2003, respectively. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Quarter

	2004	2003

Net income:
As reported	$345	$469
Stock-based employee compensation expense determined under a fair value method, net of income taxes	21	26

Pro forma	$324	$443

Basic earnings per share:
As reported	$0.71	$0.92
Pro forma	$0.66	$0.87
Diluted earnings per share:
As reported	$0.69	$0.90
Pro forma	$0.65	$0.85

      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted during the quarters ended March 31, 2004 and 2003 were $12.95 and $13.58 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter

	2004	2003

Risk-free interest rate	2.52%	2.62%
Expected volatility	35.5%	37.2%
Expected life, in years	4	4
Expected dividend yield	1.18%	0.19%

      The expected volatility is derived using weekly, historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on four-year United States Treasury Strips on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

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

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      If HCA was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material, adverse effect on HCA’s financial position, results of operation and liquidity.

      During the first quarter of 2003, HCA recorded $4 million of professional fees in connection with the governmental investigations.

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

      During the first quarter of 2003, HCA recognized a net pretax gain of $74 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital. Proceeds from the sales were used to repay bank borrowings.

      During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The acquisition included 11 consolidating hospitals and one hospital operated through a management agreement. The results of operations of the Health Midwest system were consolidated with those of HCA beginning on April 1, 2003. The pro forma effect of HCA’s acquisition on its results of operations for the periods prior to the acquisition date was not significant.

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

      During 2001, HCA filed an appeal with the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust. During 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. During February 2004, the Sixth Circuit denied HCA’s petition for rehearing. HCA is reviewing the Sixth Circuit’s decision and considering whether to undertake further appeals. Because of the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $384 million in income taxes and interest with respect to these issues through March 31, 2004.

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 — EARNINGS PER SHARE (continued)

      The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 (dollars in millions, except per share amounts and shares in thousands):

	Quarter

	2004	2003

Net income	$345	$469
Weighted average common shares outstanding	487,727	511,287
Effect of dilutive securities:
Stock options	8,021	9,122
Other	1,873	1,952

Shares used for diluted earnings per share	497,621	522,361

Earnings per share:
Basic earnings per share	$0.71	$0.92
Diluted earnings per share	$0.69	$0.90

NOTE 6	— INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at March 31, 2004 and December 31, 2003 follows (dollars in millions):

	March 31, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$20	$—	$—	$20
States and municipalities	1,047	66	(1)	1,112
Mortgage-backed securities	61	2	—	63
Corporate and other	54	4	—	58
Money market funds	150	—	—	150
Redeemable preferred stocks	4	—	—	4

	1,336	72	(1)	1,407

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	584	152	(4)	732

	590	152	(4)	738

	$1,926	$224	$(5)	2,145

Amounts classified as current assets				(275)

Investment carrying value				$1,870

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 — INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2003

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

      The fair value of investment securities is generally based on quoted market prices. At March 31, 2004 and December 31, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 369 equity positions at March 31, 2004, with 341 positions reflecting unrealized gains and 28 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). Equity positions that had experienced a continuous decline from cost for more than one year at March 31, 2004 represented less than one million dollars of unrealized losses. The equity positions (including those with unrealized losses) at March 31, 2004, are not concentrated in any particular industries.

NOTE 7 — LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement that expires April 2006. At March 31, 2004, HCA had $380 million outstanding under the Credit Facility.

      At March 31, 2004, interest on Credit Facility borrowings is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2004, HCA was in compliance with all such covenants.

      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 — STOCK REPURCHASE PROGRAMS

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. HCA expects to repurchase its shares through open market purchases or privately negotiated transactions. During 2004, HCA repurchased 8.9 million shares of its common stock for $375 million, through open market purchases. Under this authorization, HCA has repurchased in 2003 and 2004 a total of 34.2 million shares of its common stock for $1.275 billion.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA completed repurchases under this authorization during 2003. During the first quarter of 2003, HCA made open market purchases of 3.7 million shares for $148 million.

NOTE 9 — CONTINGENCIES

Significant Legal Proceedings

      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company (see Note 2 — Investigations and Settlement of Certain Government Claims). The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse affect on HCA’s results of operations and financial position in a given period.

General Liability Claims

      HCA is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against HCA which may not be covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material, adverse effect on HCA’s results of operations or financial position.

NOTE 10 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2004 and 2003 are as follows (in millions):

	Quarter

	2004	2003

Net income	$345	$469
Unrealized gains (losses) on available-for-sale securities	5	(18)
Currency translation adjustments	4	(11)

Comprehensive income	$354	$440

      The components of accumulated other comprehensive income, net of related taxes are as follows (in millions):

	March 31,	December 31,
	2004	2003

Net unrealized gains on available-for-sale securities	$143	$138
Currency translation adjustments	50	46
Defined benefit plans	(16)	(16)

Accumulated other comprehensive income	$177	$168

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2004 and 2003, approximately 28% and 29%, respectively, of the Company’s patient revenues related to patients participating in the Medicare program.

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

      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, investigation related costs, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates,

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,

	2004	2003

Revenues:
Eastern Group	$2,915	$2,671
Western Group	2,858	2,461
Corporate and other	164	141

	$5,937	$5,273

Equity in earnings of affiliates:
Eastern Group	$(2)	$(2)
Western Group	(44)	(54)
Corporate and other	—	(2)

	$(46)	$(58)

Adjusted segment EBITDA:
Eastern Group	$573	$609
Western Group	490	551
Corporate and other	(28)	(51)

	$1,035	$1,109

Depreciation and amortization:
Eastern Group	$133	$112
Western Group	136	113
Corporate and other	34	36

	$303	$261

Adjusted segment EBITDA	$1,035	$1,109
Depreciation and amortization	303	261
Interest expense	135	114
Gains on sales of facilities	—	(74)
Investigation related costs	—	4

Income before minority interests and income taxes	$597	$804

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) increases in the amount and risk of collectability of uninsured accounts and deductibles and copay amounts for insured accounts, (ii) the highly competitive nature of the health care business, (iii) the efforts of insurers, health care providers and others to contain health care costs, (iv) possible changes in the Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers, (v) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (vi) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (vii) potential liabilities and other claims that may be asserted against HCA, (viii) fluctuations in the market value of HCA’s common stock, (ix) changes in accounting practices, (x) changes in general economic conditions, (xi) future divestitures which may result in charges, (xii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiii) the availability and terms of capital to fund the expansion of the Company’s business, (xiv) changes in business strategy or development plans, (xv) delays in receiving payments for services provided, (xvi) the possible enactment of Federal or state health care reform, (xvii) the outcome of pending and any future tax audits and litigation associated with HCA’s tax positions, (xviii) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xix) changes in Federal, state or local regulations affecting the health care industry, (xx) the impact of the charity care and self-pay discounting policy changes, (xxi) the ability to successfully integrate the operations of Health Midwest, (xxii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (xxiii) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First Quarter 2004 Operations Summary

      Increases in uninsured patient volumes continue to provide a significant challenge for HCA. On a same facility basis, uninsured admissions increased 13.7% for the first quarter of 2004 compared to the first quarter of 2003. While these admissions make up a relatively small amount of the Company’s total admissions, 4.3% of total same facility admissions for the first quarter of 2004 compared to 3.9% of same facility admissions in the first quarter of 2003, the increase in these uninsured admissions and uninsured revenues and the related impact on the provision for doubtful accounts provide a significant challenge to achieving growth in net income. For the first quarter of 2004, the provision for doubtful accounts increased to 11.7% of revenues from 8.1% in the first quarter of 2003. The difference between 11.7% and 8.1% of 2004 revenues is $213 million. Management expects these negative bad debt trends to remain significant challenges for HCA during 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Quarter 2004 Operations Summary (continued)

      During the first quarter of 2004, same facility admissions increased 2.5%, compared to a 0.4% decrease during the first quarter of 2003. Same facility outpatient surgeries increased 1.8% during the first quarter 2004, compared to a decrease of 2.9% in the first quarter of 2003.

      During the first quarter of 2004, HCA was able to effectively manage salaries and benefits and other operating expenses. Salaries and benefits were reduced to 39.3% of revenues in the first quarter of 2004 compared to 39.8% of revenues in the first quarter of 2003. Other operating expenses were reduced to 16.1% of revenues in the first quarter of 2004 compared to 16.2% of revenues in the first quarter of 2003.

      While the Company faces operational challenges related to rising volumes from the uninsured, management believes that it is important to recognize that HCA generated cash provided by operating activities of $772 million and $755 million during the first quarters of 2004 and 2003, respectively.

Investigations and Settlement of Certain Government Claims

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health & Human Services.

      HCA remains the subject of a December 1997 formal order of investigation by the SEC. HCA understands that the investigation includes the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

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

Business Strategy

      HCA is committed to providing the communities it serves high quality, cost-effective, health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	Commitment to the care and improvement of human life: The foundation of HCA is built on putting patients first and providing quality health care services in the communities it serves. HCA continues to increase efforts and funding for the Company’s patient safety agenda. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to ethics and compliance: HCA is committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. The Company’s comprehensive ethics and compliance program articulates a set of values and behavioral standards to reinforce HCA’s dedication to these values and to ensure integrity.

•	Focus on core communities: HCA strives to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States.

•	Becoming the health care employer of choice: HCA uses a number of industry-leading practices to help ensure its hospitals are the health care employer of choice in their communities. The Company’s labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and

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

      Revenues increased 12.6% from $5.273 billion in the first quarter of 2003 to $5.937 billion for the first quarter of 2004. The increase in revenues can be attributed to a 2.5% increase in same facility adjusted admissions, a 6.0% increase in same facility revenue per adjusted admission and $217 million of revenues from the eleven Kansas City hospitals that were acquired April 1, 2003.

      Consolidated admissions increased 6.4% and same facility admissions increased by 2.5% compared to 2003. Same facility outpatient surgeries increased 1.8% in 2004 compared to 2003.

      Admissions related to Medicare, managed care and other discounted plans, and Medicaid and uninsured for the quarters ended March 31, 2004 and 2003 are set forth below. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

	Quarter

	2004	2003

Medicare	40%	40%
Managed care and other discounted plans	44	45
Medicaid and uninsured	16	15

	100%	100%

      Growth in volumes and revenues did not lead to growth in net income because the growth in overall volumes included significant growth in uninsured volumes. Of the 2.5% increase in same facility admissions during the first quarter of 2004 compared to the first quarter of 2003, 21.2% of that increase related to uninsured admissions. The increase in uninsured volume and uninsured revenues led to an increase in the provision for bad debts, as a percentage of revenues, to 11.7% in the first quarter of 2004 compared to 8.1% in the first quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

      At March 31, 2004, HCA had 77 hospitals in the states of Texas and Florida. On a same facility basis, 52% of the Company’s total admissions and 50% of the Company’s revenues are generated by these hospitals. Uninsured admissions in Texas and Florida represent 61% of the Company’s total uninsured admissions.

      HCA believes the solution to the challenges posed by increasing uninsured volumes includes analyzing the various steps of its patient access and account collections cycle and developing and implementing improvements to these processes. While complying with all Federal and state laws and regulations, including but not limited to the Emergency Medical Treatment and Active Labor Act (“EMTALA”), and the Company’s commitment to providing quality patient care, the Company is reviewing the following areas: treating patients in the most clinically appropriate and cost-effective setting; collecting appropriate patient information at the appropriate times; improving cash collections earlier in the patient encounter and at the point of discharge.

      HCA’s health care facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 6.0% and 9.6% for the first quarters of 2004 and 2003, respectively. There can be no assurance that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      One factor contributing to the moderation in the rate of increase in same facility revenue per equivalent admission in the first quarter of 2004 compared to the first quarter of 2003 is the Company’s implementation of the charity policies that were announced in March 2003. Beginning in the second quarter of 2003, patients treated at an HCA wholly-owned hospital for nonelective care, who have income at or below 200% of the Federal poverty level, are eligible for charity care. HCA estimates that 70% of its hospitals were previously using this charity care policy. In the fourth quarter of 2003, HCA implemented a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for nonelective care who have income levels between 200% and 400% of the Federal poverty level. Charity discounts increased $36 million in the first quarter of 2004 compared to the first quarter of 2003 (from $182 million to $218 million); however, discounts related to patients with income between 200% and 400% of the Federal poverty level were less than HCA expected due to problems encountered in collecting patient income level documentation.

      The approximate percentages of the Company’s inpatient revenues related to Medicare, managed care and other discounted plans, and Medicaid and uninsured for the quarters ended March 31, 2004 and 2003 are set forth in the following table. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

	Quarter

	2004	2003

Medicare	38%	38%
Managed care and other discounted plans	49	49
Medicaid and uninsured	13	13

	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Legislative changes have resulted in limitations and even reductions in levels of payments to health care providers for certain services under these government programs.

      Excluding the hospitals included in the Kansas City acquisition, HCA recorded $32 million and $70 million of revenues related to Medicare operating outlier cases for the first quarters in 2004 and 2003, respectively. These amounts represent 2.0% and 4.6% of Medicare revenues and 0.6% and 1.3% of total revenues for the first quarters of 2004 and 2003, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters ended March 31, 2004 and 2003 (dollars in millions, except per share amounts):

	Quarter

	2004		2003

	Amount	Ratio	Amount	Ratio

Revenues	$5,937	100.0	$5,273	100.0
Salaries and benefits	2,333	39.3	2,096	39.8
Supplies	980	16.5	845	16.0
Other operating expenses	951	16.1	853	16.2
Provision for doubtful accounts	694	11.7	428	8.1
Gains on investments	(10)	(0.2)	—	—
Equity in earnings of affiliates	(46)	(0.8)	(58)	(1.1)
Depreciation and amortization	303	5.0	261	4.8
Interest expense	135	2.3	114	2.2
Gains on sales of facilities	—	—	(74)	(1.4)
Investigation related costs	—	—	4	0.1

	5,340	89.9	4,469	84.7

Income before minority interests and income taxes	597	10.1	804	15.3
Minority interests in earnings of consolidated entities	38	0.7	39	0.8

Income before income taxes	559	9.4	765	14.5
Provision for income taxes	214	3.6	296	5.6

Net income	$345	5.8	$469	8.9

Basic earnings per share	$0.71		$0.92
Diluted earnings per share	$0.69		$0.90

% changes from prior year:
Revenues	12.6%		8.2%
Income before income taxes	(26.8)		22.1
Net income	(26.3)		21.6
Basic earnings per share	(22.8)		21.1
Diluted earnings per share	(23.3)		21.6
Admissions(a)	6.4		(0.7)
Equivalent admissions(b)	6.5		(1.2)
Revenue per equivalent admission	5.8		9.6
Same facility % changes from prior year(c):
Revenues	8.7		8.6
Admissions(a)	2.5		(0.4)
Equivalent admissions(b)	2.5		(0.9)
Revenue per equivalent admission	6.0		9.6

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2004 and 2003

      Net income totaled $345 million, or $0.69 per diluted share, in 2004 compared to $469 million, or $0.90 per diluted share, in 2003. The operating results for 2003 include gains on sales of facilities of $74 million pretax, or $0.08 per diluted share, and investigation related costs of $4 million.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the first quarter of 2004, the acquired Kansas City hospitals produced revenues of $217 million and a net loss of $7 million. The Kansas City hospitals are included in the Company’s Western Group.

      For the first quarter of 2004, admissions increased 6.4% and same facility admissions increased 2.5% compared to the first quarter of 2003. Outpatient surgical volumes increased 6.6% and 1.8% on a same facility basis compared to the first quarter of 2003.

      Salaries and benefits decreased, as a percentage of revenues, to 39.3% in the first quarter of 2004 from 39.8% in the same quarter of 2003. Excluding the acquired Kansas City hospitals, salaries and benefits, as a percentage of revenues, were 38.9% for 2004. The decreases reflect improvements in the utilization of contract labor. Contract labor per equivalent admission decreased 34% for 2004 compared to 2003.

      Supplies increased, as a percentage of revenues, from 16.0% in the first quarter of 2003 to 16.5% in the first quarter of 2004. Rising supply costs, particularly in the cardiac, orthopedic and pharmaceutical areas, continue to be a challenge for the Company.

      Other operating expenses, as a percentage of revenues, decreased to 16.1% in the first quarter of 2004 compared to 16.2% in the first quarter of 2003. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature.

      Provision for doubtful accounts, as a percentage of revenues, increased to 11.7% in the first quarter of 2004 from 8.1% in the first quarter of 2003. The factors influencing this increase include the Company’s recent experience of increasing patient due or uninsured accounts and a continued deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At March 31, 2004, the Company’s allowance for doubtful accounts represented approximately 89% of the $3.209 billion total patient due accounts receivable balance.

      Gains on investments of $10 million in the first quarter of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates decreased from $58 million in the first quarter of 2003 to $46 million in the first quarter of 2004 due to a decline in operations at joint ventures accounted for under the equity method of accounting.

      Depreciation and amortization increased from 4.8% of revenues in the first quarter of 2003 to 5.0% in the first quarter of 2004. The increase of $42 million of depreciation and amortization is the result of $1.8 billion of capital spending for the year ended December 31, 2003, and $390 million of capital spending in the first quarter of 2004.

      Interest expense increased from $114 million in the first quarter of 2003 to $135 million in the first quarter of 2004. The increase was due to higher levels of debt in the first quarter of 2004 compared to the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2004 and 2003 (continued)

quarter of 2003. HCA’s ratio of current and long-term debt to current and long-term debt and common and minority equity was 55.8% at March 31, 2004 compared to 53.6% at March 31, 2003.

      During 2003, HCA recognized a pretax gain of $74 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital. Proceeds from the sales were used to repay bank borrowings.

      During the first quarter of 2003, HCA incurred $4 million of professional fees (legal and accounting) related to the governmental investigations. The governmental investigations of the Company’s business practices, which commenced in 1997, were concluded in 2003.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $772 million in the first quarter of 2004 compared to $755 million in the first quarter of 2003. Working capital totaled $2.095 billion at March 31, 2004 and $1.654 billion at December 31, 2003.

      Cash used in investing activities was $441 million in the first quarter of 2004 compared to $444 million in the first quarter of 2003. Excluding acquisitions, capital expenditures were $390 million in 2004 and $464 million in 2003. Annual planned capital expenditures in 2004 and 2005 are expected to approximate $1.8 billion and $1.6 billion, respectively. At March 31, 2004, there were projects under construction, which had estimated additional costs to complete and equip over the next five years of approximately $1.7 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      Cash used in financing activities totaled $298 million during the first quarter of 2004 compared to cash provided by financing activities of $618 million during the first quarter of 2003. The cash provided by financing activities in 2003 was primarily the result of the issuance of $500 million of 6.25% notes in February 2003 and additional borrowings under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”). These borrowings were incurred to finance the purchase of the Health Midwest facilities on April 1, 2003.

      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.3 billion available as of April 30, 2004) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $2.145 billion and $2.065 billion at March 31, 2004 and December 31, 2003, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $110 million and $147 million at March 31, 2004 and December 31, 2003, respectively, are included in other assets.

Financing Activities

      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility. Of the $2.5 billion available under HCA’s shelf registration statement filed in July 2003, $1.1 billion of debt securities have been issued as of March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

     Financing Activities (continued)

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”), which includes the Credit Facility, has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2004, HCA was in compliance with all such covenants.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Share Repurchase Activities

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the first quarter of 2004, HCA repurchased 8.9 million shares of its common stock for $375 million. As of March 31, 2004, HCA has $225 million remaining under this authorization. HCA expects to complete the authorization to repurchase its shares through open market purchases or privately negotiated transactions.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA completed the authorization in 2003. During the first quarter of 2003, HCA repurchased 3.7 million shares for $148 million. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

Systems Development Projects

      During 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system, resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $330 million to develop and install. At March 31, 2004, project-to-date costs incurred were $222 million ($145 million of the costs incurred have been capitalized and $77 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.407 billion and $738 million, respectively, at March 31, 2004. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

     Market Risk (continued)

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At March 31, 2004, HCA had a net unrealized gain of $219 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $1.792 billion of long-term debt at March 31, 2004 is subject to variable rates of interest, while the remaining balance in long-term debt of $6.961 billion at March 31, 2004 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings); a bank term loan, on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.6% to 2.4%. Due to decreases in LIBOR, the average rate for the Company’s Credit Facility decreased from 2.0% for the quarter ended March 31, 2003 to 1.8% for the quarter ended March 31, 2004, and the average rate for the Company’s term loans decreased from 2.3% for the quarter ended March 31, 2003 to 2.1% for the quarter ended March 31, 2004. The estimated fair value of HCA’s total long-term debt was $9.4 billion at March 31, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $18 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”), the United States Court of Federal Claims, and the United State Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) certain claimed deficiencies and adjustments proposed by the IRS in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pending IRS Disputes (continued)

conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2001, HCA filed an appeal with the Sixth Circuit with respect to two Tax Court decisions received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, contesting Tax Court decisions related to the method that Hospital Corporation of America used to calculate its tax reserve for doubtful accounts and the timing of deferred income recognition in connection with its sales of certain subsidiaries to Healthtrust. During the third quarter of 2003, a three-judge panel of the Sixth Circuit affirmed these Tax Court decisions. During February 2004, the Sixth Circuit denied HCA’s petition for rehearing. HCA is reviewing the Sixth Circuit’s decision and considering whether to undertake further appeals. Because of the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $384 million in income taxes and interest with respect to these issues through March 31, 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2004	2003

CONSOLIDATING
Number of hospitals in operation at:
March 31	184	173
June 30		184
September 30		183
December 31		184
Number of freestanding outpatient surgical centers in operation at:
March 31	79	74
June 30		76
September 30		78
December 31		79
Licensed hospital beds at(a):
March 31	41,931	39,898
June 30		42,152
September 30		41,997
December 31		42,108
Weighted average licensed beds(b):
Quarter:
First	41,934	39,957
Second		42,178
Third		42,098
Fourth		42,011
Year		41,568
Average daily census(c):
Quarter:
First	23,885	22,524
Second		22,201
Third		21,759
Fourth		22,459
Year		22,234
Admissions(d):
Quarter:
First	430,300	404,500
Second		409,000
Third		407,700
Fourth		414,000
Year		1,635,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

Equivalent admissions(e):
Quarter:
First	625,200	587,300
Second		605,300
Third		606,200
Fourth		606,600
Year		2,405,400
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second		4.9
Third		4.9
Fourth		5.0
Year		5.0
Emergency room visits(g):
Quarter:
First	1,296,900	1,222,600
Second		1,274,500
Third		1,294,900
Fourth		1,368,200
Year		5,160,200
Outpatient surgeries(h):
Quarter:
First	207,500	194,600
Second		209,500
Third		204,900
Fourth		205,300
Year		814,300
Inpatient surgeries(i):
Quarter:
First	135,400	128,100
Second		134,900
Third		133,400
Fourth		132,200
Year		528,600

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

NONCONSOLIDATING(j)
Number of hospitals in operation at:
March 31	7	6
June 30		6
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	4	4
June 30		4
September 30		4
December 31		4
Licensed hospital beds at:
March 31	2,199	2,093
June 30		2,093
September 30		2,199
December 31		2,199

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms. Prior year emergency visits were restated to conform to the current year presentation.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

      HCA remains the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”). HCA understands that the investigation includes the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

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

Lawsuits

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

      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, the United States Court of Federal Claims and the United States Court of Appeals for the Sixth Circuit. For a description of those proceedings, see Note 4 — Income Taxes in the notes to unaudited condensed consolidated financial statements.

      The Company is also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which may not be covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material, adverse effect on the Company’s results of operations or financial position.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      This table provides certain information as of March 31, 2004 with respect to HCA’s repurchase of its common stock.

				Approximate Dollar
			Total Number of	Value of Shares That
	Total	Average	Shares Purchased as	May Yet
	Number of	Price	Part of Publicly	Be Purchased Under
	Shares	Paid per	Announced Share	Announced Share
Period	Purchased	Share	Repurchase Programs	Repurchase Programs

January 1, 2004 through January 31, 2004	—	—	25.3 million	$600 million
February 1, 2004 through February 29, 2004	4.3 million	$43.36	29.6 million	$415 million
March 1, 2004 through March 31, 2004	4.6 million	$41.49	34.2 million	$225 million
Total for First Quarter 2004	8.9 million	$42.39	34.2 million	$225 million

      On April 29, 2003, HCA’s Board authorized the repurchase of up to $1.5 billion of HCA’s common stock.

Item 6:     Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

Exhibit 10 — HCA Inc. 2004 Performance Excellence Program (which is filed herewith).*

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      * Included only in filings under the Electronic Data, Gathering, Analysis and Retrieval System.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

On February 3, 2004, the Company furnished a report on Form 8-K under Items 9 and 12 which included its operating results for the 2003 fourth quarter and year.

On March 11, 2004, the Company filed a report on Form 8-K under Items 5 and 7 which announced the issuance of $500 million principal amount of 5.75% Notes due 2014.

Information furnished under Items 9 and 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

By:	/s/ R. MILTON JOHNSON

R. Milton Johnson
Senior Vice President and Controller

Date: May 6, 2004