Form 10-Q
period 2004-06-30
HCA INC/TN
filed 2004-08-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2004

Voting common stock, $.01 par value	461,661,900 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q

June 30, 2004

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and six months ended June 30, 2004 and 2003
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months

	2004	2003	2004	2003

Revenues	$5,833	$5,467	$11,770	$10,740
Salaries and benefits	2,334	2,178	4,667	4,274
Supplies	967	870	1,947	1,715
Other operating expenses	891	926	1,842	1,779
Provision for doubtful accounts	661	577	1,355	1,005
(Gains) losses on investments	(18)	1	(28)	1
Equity in earnings of affiliates	(53)	(53)	(99)	(111)
Depreciation and amortization	315	278	618	539
Interest expense	136	123	271	237
Gains on sales of facilities	—	(1)	—	(75)
Impairment of long-lived assets	—	130	—	130
Investigation related costs	—	1	—	5

	5,233	5,030	10,573	9,499

Income before minority interests and income taxes	600	437	1,197	1,241
Minority interests in earnings of consolidated entities	35	47	73	86

Income before income taxes	565	390	1,124	1,155
Provision for income taxes	213	150	427	446

Net income	$352	$240	$697	$709

Per share data:
Basic earnings per share	$0.73	$0.47	$1.44	$1.39
Diluted earnings per share	$0.72	$0.47	$1.41	$1.37
Cash dividends per share	$0.13	$0.02	$0.15	$0.04
Shares used in earnings per share calculations (in thousands):
Basic	482,159	506,727	484,943	508,995
Diluted	490,261	514,412	493,941	518,374

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$120	$115
Accounts receivable, less allowance for doubtful accounts of $2,959 and $2,649	3,113	3,095
Inventories	541	520
Deferred income taxes	573	534
Other	385	558

	4,732	4,822
Property and equipment, at cost	19,346	18,685
Accumulated depreciation	(8,081)	(7,620)

	11,265	11,065
Investments of insurance subsidiary	1,866	1,790
Investments in and advances to affiliates	508	527
Goodwill	2,496	2,481
Deferred loan costs	76	75
Other	236	303

	$21,179	$21,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$877
Accrued salaries	537	510
Other accrued expenses	1,140	1,116
Long-term debt due within one year	710	665

	3,133	3,168
Long-term debt	7,961	8,042
Professional liability risks	1,270	1,314
Deferred income taxes and other liabilities	1,746	1,650
Minority interests in equity of consolidated entities	726	680
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 482,094,700 shares in 2004 and 490,717,800 shares in 2003	5	5
Other	4	5
Accumulated other comprehensive income	151	168
Retained earnings	6,183	6,031

	6,343	6,209

	$21,179	$21,063

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
Unaudited
(Dollars in millions)

	2004	2003

Cash flows from operating activities:
Net income	$697	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,355	1,005
Depreciation and amortization	618	539
Income taxes	254	(17)
Settlement with Federal Government	—	(250)
Gains on sales of facilities	—	(75)
Impairment of long-lived assets	—	130
Changes in operating assets and liabilities	(1,533)	(1,052)
Other	63	86

Net cash provided by operating activities	1,454	1,075

Cash flows from investing activities:
Purchase of property and equipment	(787)	(920)
Acquisition of hospitals and health care entities	(30)	(884)
Disposition of hospitals and health care entities	28	121
Change in investments	(71)	(110)
Other	1	(4)

Net cash used in investing activities	(859)	(1,797)

Cash flows from financing activities:
Issuance of long-term debt	501	509
Net change in revolving bank credit facility	(160)	805
Repayment of long-term debt	(383)	(52)
Payment of cash dividends	(72)	(20)
Repurchases of common stock	(592)	(542)
Issuances of common stock	127	51
Other	(11)	(6)

Net cash (used in) provided by financing activities	(590)	745

Change in cash and cash equivalents	5	23
Cash and cash equivalents at beginning of period	115	161

Cash and cash equivalents at end of period	$120	$184

Interest payments	$258	$211
Income tax payments, net of refunds	$173	$463

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2004, these affiliates owned and operated 183 hospitals, 82 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $40 million and $38 million for the quarters ended June 30, 2004 and 2003, respectively, and $76 million and $73 million for the six months ended June 30, 2004 and 2003, respectively. Operating results for the quarter and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Quarter		Six Months

	2004	2003	2004	2003

Net income:
As reported	$352	$240	$697	$709
Stock-based employee compensation expense determined under a fair value method, net of income taxes	22	27	43	53

Pro forma	$330	$213	$654	$656

Basic earnings per share:
As reported	$0.73	$0.47	$1.44	$1.39
Pro forma	$0.68	$0.42	$1.35	$1.29
Diluted earnings per share:
As reported	$0.72	$0.47	$1.41	$1.37
Pro forma	$0.67	$0.41	$1.32	$1.26

      The weighted average fair values of HCA’s stock options granted for the quarters ended June 30, 2004 and 2003 were $11.50 and $11.24 per share, respectively. For the six months ended June 30, 2004 and 2003 the weighted average fair values were $12.93 and $13.52 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Six Months

	2004	2003	2004	2003

Risk-free interest rate	3.50%	2.33%	2.53%	2.61%
Expected volatility	35%	38%	35%	37%
Expected life, in years	4	4	4	4
Expected dividend yield	1.24%	0.20%	1.18%	0.19%

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

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.580 billion and $1.624 billion at June 30, 2004 and December 31, 2003, respectively. The current portion of these reserves, $310 million at both June 30, 2004 and December 31, 2003, respectively, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Professional Liability Insurance Claims (continued)

risks were $35 million and $93 million for the quarters ended June 30, 2004 and 2003, respectively, and $128 million and $187 million for the six months ended June 30, 2004 and 2003, respectively, and are classified in “other operating expenses” in the Company’s condensed consolidated income statement. The provision for losses for the six months ended June 30, 2004 includes a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the annual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs.

Recent Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. In October 2003, the FASB voted to defer for an indefinite period, the application of the SFAS 150 guidance to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer this application of SFAS 150 to allow them the opportunity to consider possible implementation issues that would result from the proposed SFAS 150 guidance regarding measurement and recognition of noncontrolling interests. HCA will assess the impact of the FASB’s reconsiderations, if any, on the Company’s consolidated financial statements when they are finalized.

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

      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax), consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables during the year ended December 31, 2001.

      HCA has been the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”) that included the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. HCA has been advised by the staff of the SEC that the investigation has been closed with no action.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 2 —	INVESTIGATIONS AND SETTLEMENT OF CERTAIN GOVERNMENT CLAIMS (continued)

      If HCA were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material, adverse effect on HCA’s financial position, results of operation and liquidity.

NOTE 3 —	ACQUISITIONS AND DISPOSITIONS

      During 2004, HCA sold one hospital, opened one hospital and closed one hospital to inpatient services. During the first six months of 2003, HCA recognized a net pretax gain of $75 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

      The following is a summary of acquisitions consummated during the six months ended June 30, 2003 (dollars in millions):

2003

Number of hospitals	11
Number of licensed beds	2,292
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,185
Liabilities assumed	(319)

Net assets acquired	866
Other health care entities acquired	18

Net cash paid	$884

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $518 million in 2003. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 4 —	IMPAIRMENT OF LONG-LIVED ASSETS

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system resulting in a pretax charge of $130 million ($79 million after-tax). The impairment charge affected the “corporate and other” operating segment and the “property and equipment” asset category by $105 million and the “other accrued expenses” category by $25 million.

NOTE 5 —	INCOME TAXES

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”), the United States Court of Federal Claims and the United States Supreme Court (the “Supreme Court”), certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 —	INCOME TAXES (continued)

      During 2001, HCA filed an appeal with the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”) with respect to a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. A three-judge panel of the Sixth Circuit affirmed the Tax Court decision in 2003. During February 2004, the Sixth Circuit denied HCA’s petition for rehearing. HCA filed a petition for writ of certiorari with the Supreme Court in May 2004. The Supreme Court has not ruled on HCA’s petition. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $391 million in income taxes and interest, through June 30, 2004, with respect to these issues.

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

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2004 and 2003 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months

	2004	2003	2004	2003

Net income	$352	$240	$697	$709
Weighted average common shares outstanding	482,159	506,727	484,943	508,995
Effect of dilutive securities:
Stock options	6,481	5,857	7,251	7,490
Other	1,621	1,828	1,747	1,889

Shares used for diluted earnings per share	490,261	514,412	493,941	518,374

Earnings per share:
Basic earnings per share	$0.73	$0.47	$1.44	$1.39
Diluted earnings per share	$0.72	$0.47	$1.41	$1.37

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at June 30, 2004 and December 31, 2003 follows (dollars in millions):

	June 30, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$2	$—	$—	$2
States and municipalities	1,116	38	(6)	1,148
Mortgage-backed securities	49	2	—	51
Corporate and other	54	2	—	56
Money market funds	164	—	—	164
Redeemable preferred stocks	4	—	—	4

	1,389	42	(6)	1,425

Equity securities:
Perpetual preferred stocks	6	3	—	9
Common stocks	563	147	(3)	707

	569	150	(3)	716

	$1,958	$192	$(9)	2,141

Amounts classified as current assets				(275)

Investment carrying value				$1,866

	December 31, 2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$20	$—	$—	$20
States and municipalities	982	64	—	1,046
Mortgage-backed securities	64	2	—	66
Corporate and other	61	4	—	65
Money market funds	166	—	—	166
Redeemable preferred stocks	4	—	—	4

	1,297	70	—	1,367

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	554	142	(4)	692

	560	142	(4)	698

	$1,857	$212	$(4)	2,065

Amounts classified as current assets				(275)

Investment carrying value				$1,790

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

      The fair value of investment securities is generally based on quoted market prices. At June 30, 2004 and December 31, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 374 equity positions at June 30, 2004, with 348 positions reflecting unrealized gains and 26 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $1 million). Equity positions that had experienced a continuous decline from cost for more than one year at June 30, 2004 represented less than one million dollars of unrealized losses. The equity positions (including those with unrealized losses) at June 30, 2004, are not concentrated in any particular industries.

NOTE 8 —	LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring April 2006. As of June 30, 2004, HCA had $350 million outstanding under the Credit Facility.

      As of June 30, 2004, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2004, HCA was in compliance with all such covenants.

NOTE 9 —	STOCK REPURCHASE PROGRAMS

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the first six months of 2004, HCA purchased 14.3 million shares of its common stock for $592 million, through open market purchases. During the first six months of 2003, HCA repurchased 10.2 million shares of its common stock for $328 million under this authorization. During the year ended December 31, 2003 and the six months ended June 30, 2004, HCA has repurchased a total of 39.6 million shares for $1.492 billion under this authorization.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During the first six months of 2003, HCA made open market purchases of 5.8 million shares for $214 million, which completed the repurchases under this authorization.

NOTE 10 —	CONTINGENCIES

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

      The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2004 and 2003 are as follows (in millions):

	Quarter		Six Months

	2004	2003	2004	2003

Net income	$352	$240	$697	$709
Unrealized gains (losses) on available-for-sale securities	(24)	60	(19)	42
Currency translation adjustments	(2)	8	2	(3)

Comprehensive income	$326	$308	$680	$748

      The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	June 30,	December 31,
	2004	2003

Net unrealized gains on available-for-sale securities	$119	$138
Currency translation adjustments	48	46
Defined benefit plans	(16)	(16)

Accumulated other comprehensive income	$151	$168

NOTE 12 —	SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2004 and 2003, respectively, approximately 27% and 28%, and during the six months ended June 30, 2004 and 2003, respectively, approximately 28% and 29% of the Company’s revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 91 consolidating hospitals located in the Eastern United States and the Western Group includes 84 consolidating hospitals located in the Western United States. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

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

revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarters		Six Months

	2004	2003	2004	2003

Revenues:
Eastern Group	$2,824	$2,604	$5,739	$5,275
Western Group	2,843	2,722	5,701	5,183
Corporate and other	166	141	330	282

	$5,833	$5,467	$11,770	$10,740

Equity in earnings of affiliates:
Eastern Group	$(2)	$(3)	$(4)	$(5)
Western Group	(41)	(48)	(85)	(102)
Corporate and other	(10)	(2)	(10)	(4)

	$(53)	$(53)	$(99)	$(111)

Adjusted segment EBITDA:
Eastern Group	$489	$498	$1,062	$1,107
Western Group	509	502	999	1,053
Corporate and other	53	(32)	25	(83)

	$1,051	$968	$2,086	$2,077

Depreciation and amortization:
Eastern Group	$137	$120	$270	$232
Western Group	136	125	272	238
Corporate and other	42	33	76	69

	$315	$278	$618	$539

Adjusted segment EBITDA	$1,051	$968	$2,086	$2,077
Depreciation and amortization	315	278	618	539
Interest expense	136	123	271	237
Gains on sales of facilities	—	(1)	—	(75)
Impairment of long-lived assets	—	130	—	130
Investigation related costs	—	1	—	5

Income before minority interests and income taxes	$600	$437	$1,197	$1,241

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which include “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) increases in the amount and risk of collectability of uninsured accounts and deductibles and copay amounts for insured accounts, (ii) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers, (vi) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (vii) potential liabilities and other claims that may be asserted against HCA, (viii) fluctuations in the market value of HCA’s common stock, (ix) the impact of HCA’s charity care and self-pay discounting policy changes, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payments for services provided, (xvii) the possible enactment of Federal or state health care reform, (xviii) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xix) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xx) changes in Federal, state or local regulations affecting the health care industry, (xxi) the ability to successfully integrate the operations of Health Midwest, (xxii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (xxiii) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Second Quarter 2004 Operations Summary

      Net income totaled $352 million, or $0.72 per diluted share, for the quarter ended June 30, 2004 compared to $240 million, or $0.47 per diluted share, for the second quarter of 2003.

      Operating results for the second quarter of 2004 include a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. This positive change was determined based upon the annual, independent actuarial analyses which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs. Operating results for the second quarter of 2003 include an asset impairment charge of $130 million, or $0.15 per diluted share.

      The Company’s provision for doubtful accounts approximated $661 million, or 11.3% of revenues, in the second quarter of 2004 compared to $694 million, or 11.7% of revenues, in the first quarter of 2004 and $577 million, or 10.6% of revenues, in the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Second Quarter 2004 Operations Summary (continued)

      During the second quarter of 2004, same facility admissions increased 0.4%, compared to a 0.6% increase during the second quarter of 2003. Same facility surgeries increased 1.1% during the second quarter 2004, compared to a decrease of 2.5% in the second quarter of 2003.

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

      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax), consisting of the accrual of $250 million for the settlement payment and the write-off of $10 million of net Medicare cost report receivables during the year ended December 31, 2001.

      HCA has been the subject of a December 1997 formal order of investigation by the SEC that included the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. HCA has been advised by the staff of the SEC that the investigation has been closed with no action.

      If HCA were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operation and liquidity.

Business Strategy

      HCA is committed to providing the communities it serves high quality, cost-effective, health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	Commitment to the care and improvement of human life: The foundation of HCA is built on putting patients first and providing quality health care services in the communities it serves. HCA continues to increase efforts and funding for the Company’s patient safety agenda. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to ethics and compliance: HCA is committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. The Company’s comprehensive ethics and compliance program articulates a set of values and behavioral standards to reinforce HCA’s dedication to these values and to ensure integrity.

•	Focus on core communities: HCA strives to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States.

•	Becoming the health care employer of choice: HCA uses a number of industry-leading practices to help ensure its hospitals are the health care employer of choice in their communities. The Company’s labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and include various leadership and career development programs. The Company also maintains an internal contract labor agency to provide improved quality and reduce costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Continuing to strive for operational excellence: The Company’s focus on operational excellence includes a group purchasing organization that achieves pricing efficiencies in purchasing and supply contracts. HCA also uses a shared services model to process revenue and accounts receivable through ten regional patient accounting services centers. In a natural progression of the Company’s ongoing strategy, HCA is increasing focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians. As part of this focus, HCA may buy or build outpatient facilities to improve its market presence.

•	Allocating capital to strategically complement its operational strategy and enhance stockholder value: HCA’s capital spending is intended to increase bed capacity, provide new or expanded services in existing facilities, maintain or replace equipment and renovate existing facilities or construct replacement facilities. The Company also selectively evaluates acquisitions that may complement its strategies in existing or new markets. Capital may also be allocated to take advantage of opportunities such as repayment of indebtedness, stock repurchases and payment of dividends. In the second quarter of 2004, HCA increased its quarterly dividend from $0.02 per share to $0.13 per share.

Update of Critical Accounting Policies and Estimates

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.580 billion and $1.624 billion at June 30, 2004 and December 31, 2003, respectively. The current portion of these reserves, $310 million at both June 30, 2004 and December 31, 2003, respectively, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $35 million and $93 million for the quarters ended June 30, 2004 and 2003, respectively, and $128 million and $187 million for the six months ended June 30, 2004 and 2003, respectively, and are classified in “other operating expenses” in the Company’s condensed consolidated income statement. The provision for losses for the six months ended June 30, 2004 includes a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the annual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs.

Results of Operations

Revenue/ Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services.

      Revenues increased 6.7% from $5.467 billion in the second quarter of 2003 to $5.833 billion for the second quarter of 2004. The increase in revenues can be attributed to a 1.0% increase in equivalent admissions and 5.6% increase in revenue per equivalent admission. Consolidated admissions and same facility admissions both increased by 0.4% compared to 2003. Same facility inpatient surgeries increased 1.4% and same facility outpatient surgeries increased 0.9% during the second quarter of 2004 compared to the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/ Volume Trends (continued)

      Admissions related to Medicare, managed care and other discounted plans, and Medicaid and uninsured for the quarters and six months ended June 30, 2004 and 2003 are set forth below:

	Quarter		Six Months

	2004	2003	2004	2003

Medicare	39%	39%	40%	40%
Managed care and other discounted plans	45	46	44	45
Medicaid and uninsured	16	15	16	15

	100%	100%	100%	100%

      Same facility uninsured admissions increased 15.2% during the second quarter of 2004 compared to the second quarter of 2003. The increase in uninsured volume and uninsured revenues led to an increase in the provision for bad debts, as a percentage of revenues, to 11.3% in the second quarter of 2004 compared to 10.6% in the second quarter of 2003.

      At June 30, 2004, HCA had 76 hospitals in the states of Texas and Florida. During the second quarter of 2004, on a same facility basis, 52.1% of the Company’s admissions and 50.6% of the Company’s revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 59.6% of the Company’s uninsured admissions for the second quarter for 2004.

      HCA believes a partial solution to the challenges posed by increasing uninsured volumes includes analyzing the various steps of its patient access and account collections cycle and developing and implementing improvements to these processes. While complying with all Federal and state laws and regulations, including but not limited to the Emergency Medical Treatment and Active Labor Act (“EMTALA”), and the Company’s commitment to providing quality patient care, the Company is reviewing the following areas: treating patients in the most clinically appropriate and cost-effective setting; collecting appropriate patient information at the appropriate times; improving cash collections earlier in the patient encounter and at the point of discharge.

      HCA’s facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s facilities have experienced revenue growth due to changes in patient mix and favorable pricing trends. HCA has experienced increases in same facility revenue per equivalent admission over the prior period of 5.7% and 7.5% for the second quarters of 2004 and 2003, respectively, and increases of 6.1% and 8.7% for the six months ended June 30, 2004 and 2003, respectively. There can be no assurance that HCA will continue to receive these levels of increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms, shifts of managed care admissions to more favorable plans and improved reimbursement from the government.

      One factor contributing to the moderation in the rate of increase in same facility revenue per equivalent admission in the second quarter of 2004 compared to the second quarter of 2003 was a reduction in outlier payments. HCA recorded $29 million and $64 million of revenues related to Medicare operating outlier cases for the second quarters of 2004 and 2003, respectively. These amounts represent 1.8% and 4.3% of Medicare revenues and 0.5% and 1.2% of total revenues for the second quarters of 2004 and 2003, respectively. HCA recorded $62 million and $134 million of revenues related to Medicare operating outlier cases during the first six months of 2004 and 2003, respectively. These amounts represent 1.9% and 4.5% of Medicare revenues and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/ Volume Trends (continued)

0.5% and 1.2% of total revenues for the first six months of 2004 and 2003, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

      Another factor contributing to the moderation in the rate of increase in same facility revenue per equivalent admission in the second quarter of 2004 compared to the second quarter of 2003 is the Company’s implementation of the charity policies that were announced in March 2003. Beginning in the second quarter of 2003, patients treated at an HCA wholly-owned hospital for nonelective care, who have income at or below 200% of the Federal poverty level, are eligible for charity care. HCA estimates that 70% of its hospitals were previously using this charity care policy. In the fourth quarter of 2003, HCA implemented a sliding scale of discounts for uninsured patients treated at an HCA wholly-owned hospital for nonelective care who have income levels between 200% and 400% of the Federal poverty level. Charity discounts increased $23 million in the second quarter of 2004 compared to the second quarter of 2003 (from $209 million to $232 million); however, discounts related to patients with income between 200% and 400% of the Federal poverty level were less than HCA expected because the Company was not able to obtain sufficient patient income level documentation.

      The approximate percentages of the Company’s inpatient revenues related to Medicare, managed care and other discounted plans, and Medicaid and uninsured for the quarters and six months ended June 30, 2004 and 2003 are set forth in the following table:

	Quarter		Six Months

	2004	2003	2004	2003

Medicare	37%	38%	37%	38%
Managed care and other discounted plans	50	49	50	49
Medicaid and uninsured	13	13	13	13

	100%	100%	100%	100%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results of operations for the quarters and six months ended June 30, 2004 and 2003 (dollars in millions, except per share amounts):

	Quarter

	2004		2003

	Amount	Ratio	Amount	Ratio

Revenues	$5,833	100.0	$5,467	100.0
Salaries and benefits	2,334	40.0	2,178	39.8
Supplies	967	16.6	870	15.9
Other operating expenses	891	15.3	926	17.0
Provision for doubtful accounts	661	11.3	577	10.6
(Gains) losses on investments	(18)	(0.3)	1	—
Equity in earnings of affiliates	(53)	(0.9)	(53)	(1.0)
Depreciation and amortization	315	5.4	278	5.1
Interest expense	136	2.3	123	2.2
Gains on sales of facilities	—	—	(1)	—
Impairment of long-lived assets	—	—	130	2.4
Investigation related costs	—	—	1	—

	5,233	89.7	5,030	92.0

Income before minority interests and income taxes	600	10.3	437	8.0
Minority interests in earnings of consolidated entities	35	0.6	47	0.9

Income before income taxes	565	9.7	390	7.1
Provision for income taxes	213	3.7	150	2.7

Net income	$352	6.0	$240	4.4

Basic earnings per share	$0.73		$0.47
Diluted earnings per share	$0.72		$0.47

% changes from prior year:
Revenues	6.7%		11.5%
Income before income taxes	44.6		(32.9)
Net income	46.5		(31.4)
Basic earnings per share	55.3		(30.9)
Diluted earnings per share	53.2		(28.8)
Admissions(a)	0.4		4.5
Equivalent admissions(b)	1.0		3.6
Revenue per equivalent admission	5.6		7.6
Same facility % changes from prior year(c):
Revenues	6.8		7.1
Admissions(a)	0.4		0.6
Equivalent admissions(b)	1.0		(0.4)
Revenue per equivalent admission	5.7		7.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months

	2004		2003

	Amount	Ratio	Amount	Ratio

Revenues	$11,770	100.0	$10,740	100.0
Salaries and benefits	4,667	39.7	4,274	39.8
Supplies	1,947	16.5	1,715	16.0
Other operating expenses	1,842	15.6	1,779	16.5
Provision for doubtful accounts	1,355	11.5	1,005	9.4
(Gains) losses on investments	(28)	(0.2)	1	—
Equity in earnings of affiliates	(99)	(0.8)	(111)	(1.0)
Depreciation and amortization	618	5.2	539	4.9
Interest expense	271	2.3	237	2.2
Gains on sales of facilities	—	—	(75)	(0.7)
Impairment of long-lived assets	—	—	130	1.2
Investigation related costs	—	—	5	0.1

	10,573	89.8	9,499	88.4

Income before minority interests and income taxes	1,197	10.2	1,241	11.6
Minority interests in earnings of consolidated entities	73	0.7	86	0.8

Income before income taxes	1,124	9.5	1,155	10.8
Provision for income taxes	427	3.6	446	4.2

Net income	$697	5.9	$709	6.6

Basic earnings per share	$1.44		$1.39
Diluted earnings per share	$1.41		$1.37
% changes from prior year:
Revenues	9.6%		9.9%
Income before income taxes	(2.7)		(4.4)
Net income	(1.7)		(3.6)
Basic earnings per share	3.6		(3.5)
Diluted earnings per share	2.9		(2.1)
Admissions(a)	3.4		1.9
Equivalent admissions(b)	3.7		1.2
Revenue per equivalent admission	5.7		8.6
Same facility % changes from prior year(c):
Revenues	8.0		8.0
Admissions(a)	1.5		0.1
Equivalent admissions(b)	1.8		(0.6)
Revenue per equivalent admission	6.1		8.7

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period. Same facility information for the second quarter of 2004 includes the operations of the Health Midwest acquisition. Same facility information for all other periods presented excludes the operations of the Health Midwest acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2004 and 2003

      Income before income taxes increased 44.6% from $390 million in the second quarter of 2003 to $565 million in the second quarter of 2004. The results for the second quarter ended June 30, 2004 include a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The results for the second quarter of 2003 include an impairment of long-lived assets of $130 million, or $0.15 per diluted share.

      Revenues increased 6.7% due to a 1.0% increase in equivalent admissions and an increase of 5.6% in revenue per equivalent admission over the second quarter of 2003. For the second quarter of 2004, admissions and same facility admissions both increased by 0.4% compared to the same period last year. Outpatient surgical volumes increased 1.7%, and increased 0.9% on a same facility basis.

      Salaries and benefits increased, as a percentage of revenues, to 40.0% in the second quarter of 2004 from 39.8% in the same quarter of 2003.

      Supplies increased, as a percentage of revenues, from 15.9% in the second quarter of 2003 to 16.6% in the second quarter of 2004. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas.

      Other operating expenses, as a percentage of revenues, decreased to 15.3% in the second quarter of 2004 compared to 17.0% in the second quarter of 2003. The decrease, as a percentage of revenues, is primarily due to a $59 million reduction to the Company’s estimated professional liability insurance reserves. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes.

      Provision for doubtful accounts, as a percentage of revenues, increased to 11.3% in the second quarter of 2004 from 10.6% in the second quarter of 2003. The factors influencing this increase include the Company’s recent experience of increasing patient financial responsibilities and uninsured accounts and a continued deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2004, the Company’s allowance for doubtful accounts represented approximately 89% of the $3.325 billion total patient due accounts receivable balance.

      Gains on investments of $18 million in the second quarter of 2004 and losses on investments of $1 million in the second quarter of 2003 consist primarily of net gains or losses on investment securities held by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates remained flat at $53 million for both the second quarter of 2004 and the second quarter of 2003.

      Depreciation and amortization increased from 5.1% of revenues in the second quarter of 2003 to 5.4% in the second quarter of 2004. The increase of $37 million of depreciation and amortization is the result of $6.2 billion of capital spending during the last three years.

      Interest expense increased from $123 million in the second quarter of 2003 to $136 million in the second quarter of 2004. The increase was due to higher levels of debt in the second quarter of 2004 compared to the second quarter of 2003. The average of the beginning and ending debt levels for the quarter ended June 30, 2004 was $8.712 billion compared to $8.046 billion for the quarter ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2004 and 2003 (continued)

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system resulting in a pretax charge of $130 million. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting system.

      Minority interests decreased from $47 million for the second quarter of 2003 to $35 million for the second quarter of 2004 due to declining operations at certain of HCA’s consolidating joint ventures.

Six Months Ended June 30, 2004 and 2003

      Income before income taxes decreased 2.7% from $1.155 billion for the six months ended June 30, 2003 to $1.124 billion in the first half of 2004. The results for the six months ended June 30, 2004 include a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The results of the first six months of 2003 include an asset impairment charge of $130 million, or $0.15 per diluted share, and gains on sales of facilities of $75 million, or $0.08 per diluted share.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the six months ended June 30, 2004 and 2003, respectively, the Kansas City hospitals that were acquired produced revenues of $437 million and $232 million and losses before income taxes of $24 million and $13 million. The 2003 amounts only include operations subsequent to the April 1, 2003 acquisition date.

      Revenues increased 9.6% to $11.8 billion for the first half of 2004 compared to $10.7 billion for 2003. The increase was due to a 3.7% increase in equivalent admissions and an increase in revenue per equivalent admission of 5.7%. For the first six months of 2004, admissions increased 3.4% and same facility admissions increased by 1.5% compared to the same period last year. Outpatient surgical volumes increased 4.1%, and increased 1.5% on a same facility basis.

      Salaries and benefits, as a percentage of revenues, remained relatively flat at 39.7% in 2004 and 39.8% in 2003.

      Supply costs increased, as a percentage of revenues, to 16.5% for the six months ended June 30, 2004 compared to 16.0% for the six months ended June 30, 2003. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 15.6% in 2004 from 16.5% in 2003. The decrease, as a percentage of revenues, is primarily due to the $59 million reduction to the Company’s estimated professional liability insurance reserves. These expenses also tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses include significant fixed cost components.

      Provision for doubtful accounts, as a percentage of revenues, increased to 11.5% for the six months ended June 30, 2004 from 9.4% for the six months ended June 30, 2003. The factors influencing this increase include the Company’s recent experience of increasing patient financial responsibilities and uninsured accounts and a continued deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states. The provision for doubtful accounts and the allowance for doubtful accounts related primarily to uninsured amounts due directly from patients. At June 30, 2004, the Company’s allowance for doubtful accounts represented approximately 89% of the $3.325 billion total patient due accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2004 and 2003 (continued)

      Gains on investments for the first six months of 2004 of $28 million and losses on investments during the first six months of 2003 of $1 million consist primarily of net gains or losses on investment securities held by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates decreased from $111 million for the first six months of 2003 to $99 million for the first six months of 2004 due to decreases in operating results at joint ventures accounted for under the equity method of accounting.

      Depreciation and amortization increased, as a percentage of revenues, to 5.2% in the six months ended June 30, 2004 from 4.9% in the six months ended June 30, 2003. The increase of $79 million of depreciation and amortization is the result of $6.2 billion of capital spending during the last three years.

      Interest expense increased to $271 million for the six months ended June 30, 2004 from $237 million for the six months ended June 30, 2003. The average of the beginning and ending debt balances for the Company increased from $7.660 billion for the six months ended June 30, 2003 to $8.689 billion for the six months ended June 30, 2004 and was the primary reason for the increase in interest expense.

      During the first six months of 2003, HCA recognized a pretax gain of $75 million ($42 million after-tax) on the sales of two leased hospitals and one consolidating hospital, and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system resulting in a pretax charge of $130 million.

      Minority interests decreased to $73 million for the six months ended June 30, 2004 from $86 million for the six months ended June 30, 2003 due to declining operating results at certain of HCA’s consolidating joint ventures.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $1.454 billion for the first six months of 2004 compared to $1.075 billion for the first six months of 2003. During the first six months of 2003, the Company paid CMS $250 million to settle certain cost report and appeal issues. Working capital totaled $1.599 billion at June 30, 2004 and $1.654 billion at December 31, 2003.

      Cash used in investing activities was $859 million for the first six months of 2004 compared to $1.797 billion for the first six months of 2003. Excluding acquisitions, capital expenditures were $787 million in 2004 and $920 million in 2003. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. Annual planned capital expenditures in 2004 and 2005 are expected to approximate $1.65 billion and $1.70 billion, respectively. At June 30, 2004, there were projects under construction, which had estimated additional costs to complete and equip over the next five years of approximately $1.9 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      Cash used in financing activities totaled $590 million during the first six months of 2004 compared to cash provided by financing activities of $745 million during the first six months of 2003. The cash provided by financing activities in 2003 was primarily the result of the issuance of $500 million of 6.25% notes in February 2003 and additional borrowings under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”). These borrowings were incurred to finance the purchase of the Health Midwest facilities on April 1, 2003. During the second quarter of 2004, HCA increased its quarterly dividend from $0.02 per share to $0.13 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.5 billion available as of July 31, 2004) and anticipated access to public and private debt markets.

      Investments of HCA’s professional liability insurance subsidiary to maintain statutory equity and pay claims totaled $2.141 billion and $2.065 billion at June 30, 2004 and December 31, 2003, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $86 million and $147 million at June 30, 2004 and December 31, 2003, respectively, are included in other assets.

Financing Activities

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”), which includes the Credit Facility, has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2004, HCA was in compliance with all such covenants.

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

Share Repurchase Activities

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the first six months of 2004, HCA repurchased 14.3 million shares of its common stock for $592 million. As of June 30, 2004, HCA had $8 million remaining under this authorization. HCA completed the authorization in July 2004 by repurchasing 0.2 million shares for $8 million. During the first six months of 2003, HCA repurchased 10.2 million shares of its common stock for $328 million under this authorization.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. HCA completed the authorization in 2003. During the first six months of 2003, HCA repurchased 5.8 million shares for $214 million, which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock compensation programs.

Systems Development Projects

      During 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system, resulting in a pretax charge of $130 million. The Company is now redirecting efforts in this area to the implementation of enhancements to its existing patient accounting

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

     Systems Development Projects (continued)

system. HCA is also in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $330 million to develop and install. At June 30, 2004, project-to-date costs incurred were $231 million ($148 million of the costs incurred have been capitalized and $83 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.425 billion and $716 million, respectively, at June 30, 2004. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At June 30, 2004, HCA had a net unrealized gain of $183 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $1.7 billion of debt at June 30, 2004 is subject to variable rates of interest, while the remaining balance in debt of $7.0 billion at June 30, 2004 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings); a bank term loan, on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.6% to 2.4%. Due to decreases in LIBOR, the average rate for the Company’s Credit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

Facility decreased from 1.93% for the quarter ended June 30, 2003 to 1.85% for the quarter ended June 30, 2004, and the average rate for the Company’s term loans decreased from 2.25% for the quarter ended June 30, 2003 to 2.18% for the quarter ended June 30, 2004. The estimated fair value of HCA’s total long-term debt was $8.9 billion at June 30, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $17 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      HCA is currently contesting before the Appeals Division of the IRS, the United States Tax Court (the “Tax Court”), the United States Court of Federal Claims, and the United States Supreme Court (the “Supreme Court”) certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1987 through 1988 and 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2001, HCA filed an appeal with the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”) with respect to a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. A three-judge panel of the Sixth Circuit affirmed the Tax Court decision in 2003. During February 2004, the Sixth Circuit denied HCA’s petition for rehearing. HCA filed a petition for writ of certiorari with the Supreme Court in May 2004. The Supreme Court has not ruled on HCA’s petition. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $391 million in income taxes and interest, through June 30, 2004, with respect to these issues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2004	2003

CONSOLIDATING
Number of hospitals in operation at:
March 31	184	173
June 30	183	184
September 30		183
December 31		184
Number of freestanding outpatient surgical centers in operation at:
March 31	79	74
June 30	82	76
September 30		78
December 31		79
Licensed hospital beds at(a):
March 31	41,931	39,898
June 30	41,930	42,152
September 30		41,997
December 31		42,108
Weighted average licensed beds(b):
Quarter:
First	41,934	39,957
Second	41,962	42,178
Third		42,098
Fourth		42,011
Year		41,568
Average daily census(c):
Quarter:
First	23,885	22,524
Second	22,345	22,201
Third		21,759
Fourth		22,459
Year		22,234
Admissions(d):
Quarter:
First	430,300	404,500
Second	410,500	409,000
Third		407,700
Fourth		414,000
Year		1,635,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

Equivalent admissions(e):
Quarter:
First	625,200	587,300
Second	611,600	605,300
Third		606,200
Fourth		606,600
Year		2,405,400
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second	5.0	4.9
Third		4.9
Fourth		5.0
Year		5.0
Emergency room visits(g):
Quarter:
First	1,296,900	1,222,600
Second	1,309,600	1,274,500
Third		1,294,900
Fourth		1,368,200
Year		5,160,200
Outpatient surgeries(h):
Quarter:
First	207,500	194,600
Second	213,000	209,500
Third		204,900
Fourth		205,300
Year		814,300
Inpatient surgeries(i):
Quarter:
First	135,400	128,100
Second	135,500	134,900
Third		133,400
Fourth		132,200
Year		528,600

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

NONCONSOLIDATING(i)
Number of hospitals in operation at:
March 31	7	6
June 30	7	6
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	4	4
June 30	9	4
September 30		4
December 31		4
Licensed hospital beds at:
March 31	2,199	2,093
June 30	2,199	2,093
September 30		2,199
December 31		2,199

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms. Prior year emergency visits were restated to conform to the current year presentation.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	The nonconsolidating facilities include facilities operated through joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      HCA’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that HCA’s disclosure controls and procedures effectively and timely provide them with material information relating to HCA and its consolidated subsidiaries required to be disclosed in the reports HCA files or submits under the Exchange Act.

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

      If HCA were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs or breach of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity.

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

      HCA has been the subject of a December 1997 formal order of investigation by the Securities and Exchange Commission (the “SEC”) that included the antifraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. HCA has been advised by the staff of the SEC that the investigation has been closed with no action.

Lawsuits

General Liability and Other Claims

      The matter of Rocky Mountain Medical Center, Inc. v. Northern Utah Healthcare Corporation, d/b/a St. Mark’s Hospital, Case No. 000906627, was filed in the Third Judicial District Court of Salt Lake County, Utah on August 22, 2000 with a request for injunctive relief and damages under Utah antitrust law. Specific counts in the complaint include illegal boycott, unreasonable restraint of trade, attempt to monopolize and interference with prospective economic relations. At issue are St. Mark’s Hospital’s contracts with certain managed care organizations. The court denied the plaintiff’s request for a preliminary injunction. Both parties filed cross-motions for summary judgment and both motions were denied in December 2001. Discovery has concluded. On November 10, 2003, the Company filed a renewed motion for summary judgment. The court granted the Company’s motion for summary judgment in full. On February 25, 2004, the plaintiff filed a notice of appeal. On June 14, 2004, the case was dismissed by agreement of the parties.

      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, the United States Court of Federal Claims and the United States Supreme Court. For a description of those proceedings, see Note 5 — Income Taxes in the notes to unaudited condensed consolidated financial statements.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      This table provides certain information as of June 30, 2004 with respect to HCA’s repurchase of its common stock.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares That
	Number of	Price	Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Share	Under Announced Share
Period	Purchased	Share	Repurchase Programs	Repurchase Programs

April 1, 2004 through April 30, 2004	—	—	34.2 million	$225 million
May 1, 2004 through May 31, 2004	3.3 million	$40.10	37.5 million	$93 million
June 1, 2004 through June 30, 2004	2.1 million	$39.65	39.6 million	$8 million
Total for Second Quarter 2004	5.4 million	$39.93	39.6 million	$8 million

      On April 29, 2003, HCA’s Board authorized the repurchase of up to $1.5 billion of HCA’s common stock.

Item 4:     Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on May 27, 2004. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Withheld

1.	Election of Directors
	C. Michael Armstrong	405,250,741	2,600,294
	Magdalena H. Averhoff, M.D.	404,502,869	3,348,166
	Jack O. Bovender, Jr.	404,111,750	3,739,285
	Richard M. Bracken	404,473,560	3,377,475
	Martin Feldstein	378,603,976	29,247,059
	Thomas F. Frist, Jr., M.D.	393,047,873	14,803,162
	Frederick W. Gluck	378,596,317	29,254,718
	Glenda A. Hatchett	403,585,615	4,265,420
	Charles O. Holliday, Jr.	383,970,895	23,880,140
	T. Michael Long	404,494,674	3,356,361
	John H. McArthur	397,606,965	10,244,070
	Kent C. Nelson	402,086,748	5,764,287
	Frank S. Royal, M.D.	381,322,215	26,528,820
	Harold T. Shapiro	399,966,149	7,884,886

		Votes in Favor	Votes Against	Abstentions	Broker Non-Votes

2.	Ratification of the Appointment Of Ernst & Young LLP as HCA’s Independent Auditor	394,413,364	8,549,585	4,888,086	—
3.	Approval of the HCA Inc. Amended and Restated Management Stock Purchase Plan	306,319,758	58,535,505	2,452,152	40,543,620

Item 6:     Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

On April 14, 2004, the Company furnished a report on Form 8-K under Items 9 and 12 which announced expectations relating to first quarter 2004 earnings results.

On April 22, 2004, the Company furnished a report on Form 8-K under Items 9 and 12 which included its operating results for the first quarter of 2004.

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
Executive Vice President and
Chief Financial Officer

Date: August 6, 2004