Form 10-Q
period 2004-09-30
HCA INC/TN
filed 2004-11-09
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2004

Voting common stock, $.01 par value	462,245,300 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q

September 30, 2004

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters and nine months ended September 30, 2004 and 2003
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months

	2004	2003	2004	2003

Revenues	$5,792	$5,471	$17,562	$16,211
Salaries and benefits	2,350	2,189	7,017	6,463
Supplies	966	882	2,913	2,597
Other operating expenses	984	952	2,826	2,731
Provision for doubtful accounts	688	566	2,043	1,571
Gains on investments	(24)	(1)	(52)	—
Equity in earnings of affiliates	(49)	(52)	(148)	(163)
Depreciation and amortization	314	283	932	822
Interest expense	138	127	409	364
Gains on sales of facilities	—	(10)	—	(85)
Impairment of long-lived assets	12	—	12	130
Investigation related costs	—	3	—	8

	5,379	4,939	15,952	14,438

Income before minority interests and income taxes	413	532	1,610	1,773
Minority interests in earnings of consolidated entities	46	34	119	120

Income before income taxes	367	498	1,491	1,653
Provision for income taxes	140	192	567	638

Net income	$227	$306	$924	$1,015

Per share data:
Basic earnings per share	$0.47	$0.62	$1.91	$2.01
Diluted earnings per share	$0.47	$0.61	$1.88	$1.98
Cash dividends per share	$0.13	$0.02	$0.28	$0.06
Shares used in earnings per share calculations (in thousands):
Basic	481,102	497,424	483,653	505,095
Diluted	488,484	505,612	492,113	514,077

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$300	$115
Accounts receivable, less allowance for doubtful accounts of $3,000 and $2,649	2,983	3,095
Inventories	544	520
Deferred income taxes	675	534
Other	290	558

	4,792	4,822
Property and equipment, at cost	19,605	18,685
Accumulated depreciation	(8,308)	(7,620)

	11,297	11,065
Investments of insurance subsidiary	1,941	1,790
Investments in and advances to affiliates	498	527
Goodwill	2,498	2,481
Deferred loan costs	73	75
Other	233	303

	$21,332	$21,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$877
Accrued salaries	576	510
Other accrued expenses	1,404	1,116
Long-term debt due within one year	728	665

	3,465	3,168
Long-term debt	7,549	8,042
Professional liability risks	1,280	1,314
Deferred income taxes and other liabilities	1,761	1,650
Minority interests in equity of consolidated entities	758	680
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 482,859,700 shares in 2004 and 490,717,800 shares in 2003	5	5
Other	4	5
Accumulated other comprehensive income	138	168
Retained earnings	6,372	6,031

	6,519	6,209

	$21,332	$21,063

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
Unaudited
(Dollars in millions)

	2004	2003

Cash flows from operating activities:
Net income	$924	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,043	1,571
Depreciation and amortization	932	822
Income taxes	362	221
Gains on sales of facilities	—	(85)
Impairment of long-lived assets	12	130
Payment to Federal government	—	(930)
Changes in operating assets and liabilities	(1,855)	(1,477)
Other	92	93

Net cash provided by operating activities	2,510	1,360

Cash flows from investing activities:
Purchase of property and equipment	(1,125)	(1,318)
Acquisition of hospitals and health care entities	(49)	(895)
Disposition of hospitals and health care entities	31	152
Change in investments	(155)	(236)
Other	1	(1)

Net cash used in investing activities	(1,297)	(2,298)

Cash flows from financing activities:
Issuance of long-term debt	519	1,020
Net change in revolving bank credit facility	(510)	1,065
Repayment of long-term debt	(443)	(418)
Payment of cash dividends	(134)	(30)
Repurchases of common stock	(600)	(751)
Issuances of common stock	152	86
Other	(12)	(13)

Net cash (used in) provided by financing activities	(1,028)	959

Change in cash and cash equivalents	185	21
Cash and cash equivalents at beginning of period	115	161

Cash and cash equivalents at end of period	$300	$182

Interest payments	$375	$319
Income tax payments, net of refunds	$205	$417

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2004, these affiliates owned and operated 183 hospitals, 81 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and ten freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $39 million and $40 million for the quarters ended September 30, 2004 and 2003, respectively, and $115 million and $113 million for the nine months ended September 30, 2004 and 2003, respectively. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Quarter		Nine Months

	2004	2003	2004	2003

Net income:
As reported	$227	$306	$924	$1,015
Stock-based employee compensation expense determined under a fair value method, net of income taxes	22	20	65	73

Pro forma	$205	$286	$859	$942

Basic earnings per share:
As reported	$0.47	$0.62	$1.91	$2.01
Pro forma	$0.43	$0.58	$1.78	$1.87
Diluted earnings per share:
As reported	$0.47	$0.61	$1.88	$1.98
Pro forma	$0.42	$0.56	$1.74	$1.83

      The weighted average fair values of HCA’s stock options granted for the quarters ended September 30, 2004 and 2003 were $11.78 and $10.69 per share, respectively. For the nine months ended September 30, 2004 and 2003 the weighted average fair values were $12.90 and $13.49 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Nine Months

	2004	2003	2004	2003

Risk-free interest rate	3.51%	2.89%	2.56%	2.61%
Expected volatility	34%	38%	35%	37%
Expected life, in years	4	4	4	4
Expected dividend yield	1.25%	0.22%	1.18%	0.19%

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

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.590 billion and $1.624 billion at September 30, 2004 and December 31, 2003, respectively. The current portion of these reserves, $310 million at both September 30, 2004 and December 31, 2003, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Professional Liability Insurance Claims (continued)

risks were $82 million and $95 million for the quarters ended September 30, 2004 and 2003, respectively, and $210 million and $282 million for the nine months ended September 30, 2004 and 2003, respectively, and are classified in “other operating expenses” in the Company’s condensed consolidated income statement. The provision for losses for the nine months ended September 30, 2004 includes a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the semiannual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs.

Recent Pronouncements

      In October 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. HCA would be required to apply SFAS 123R beginning July 1, 2005 (adopt SFAS 123R in its financial statements for the quarter ending September 30, 2005), and could choose to apply SFAS 123 retroactively from January 1, 2005 to June 30, 2005 (restate the year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005; under SFAS 123 for the first six months and under SFAS 123R thereafter). The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. The FASB’s current plan is to issue SFAS 123R during December 2004. SFAS 123R is expected to have a material effect on HCA’s consolidated financial statements. The stock-based employee compensation expense determined under a fair value method, net of income taxes, was $22 million and $20 million, for the quarters ended September 30, 2004 and 2003, respectively, and was $65 million and $73 million for the nine months ended September 30, 2004 and 2003, respectively.

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

      During June 2003, HCA also announced that the Company and the Civil Division of the Department of Justice (the “DOJ”) had signed agreements, documenting the understanding announced in December 2002, whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. HCA also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33 million for legal fees of the private parties who had brought qui tam actions against the Company.

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

      During the nine months ended September 30, 2004, HCA sold one hospital, opened one hospital and closed one hospital. During the first nine months of 2003, HCA recognized a net pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 3 —	ACQUISITIONS AND DISPOSITIONS (continued)

      The following is a summary of acquisitions consummated during the nine months ended September 30, 2003 (dollars in millions):

2003

Number of hospitals	11
Number of licensed beds	2,292
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,181
Liabilities assumed	(314)

Net assets acquired	867
Other health care entities acquired	28

Net cash paid	$895

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $506 million in 2003. The pro forma effect of these acquisitions on the Company’s results of operations for the periods prior to the respective acquisition dates was not significant.

NOTE 4 —	IMPAIRMENT OF LONG-LIVED ASSETS

      During the third quarter of 2004, HCA announced plans to close a hospital. The carrying value for the hospital was reduced to fair value of $39 million, based upon estimates of sales value, resulting in a pretax charge of $12 million ($7 million after-tax). The impairment charge affected HCA’s Western Group and affected HCA’s “property and equipment” asset category.

      Management’s estimates of sales values are generally based upon internal evaluations that include quantitative analyses of net revenues and cash flows, reviews of recent sales of similar facilities and market responses based upon discussions with and offers received from potential buyers. The market responses are usually considered to provide the most reliable estimates of fair value.

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

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 5 —	INCOME TAXES (continued)

      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a request for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $397 million in income taxes and interest, through September 30, 2004, with respect to these issues.

      During 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. HCA is presently unable to estimate the amount of any additional income tax and interest that the IRS may claim upon completion of this examination.

      Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, CHC, Hospital Corporation of America and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on results of operations or financial position.

NOTE 6 —	EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards, computed using the treasury stock method.

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2004 and 2003 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months

	2004	2003	2004	2003

Net income	$227	$306	$924	$1,015
Weighted average common shares outstanding	481,102	497,424	483,653	505,095
Effect of dilutive securities:
Stock options	5,624	6,359	6,708	7,113
Other	1,758	1,829	1,752	1,869

Shares used for diluted earnings per share	488,484	505,612	492,113	514,077

Earnings per share:
Basic earnings per share	$0.47	$0.62	$1.91	$2.01
Diluted earnings per share	$0.47	$0.61	$1.88	$1.98

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at September 30, 2004 and December 31, 2003 follows (dollars in millions):

	September 30, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$1	$—	$—	$1
States and municipalities	1,135	53	(1)	1,187
Mortgage-backed securities	38	2	—	40
Corporate and other	55	3	—	58
Money market funds	71	—	—	71
Redeemable preferred stocks	4	—	—	4

	1,304	58	(1)	1,361

Equity securities:
Perpetual preferred stocks	3	—	—	3
Common stocks	746	116	(10)	852

	749	116	(10)	855

	$2,053	$174	$(11)	2,216

Amount classified as current assets				(275)

Investment carrying value				$1,941

	December 31, 2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$20	$—	$—	$20
States and municipalities	982	64	—	1,046
Mortgage-backed securities	64	2	—	66
Corporate and other	61	4	—	65
Money market funds	166	—	—	166
Redeemable preferred stocks	4	—	—	4

	1,297	70	—	1,367

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	554	142	(4)	692

	560	142	(4)	698

	$1,857	$212	$(4)	2,065

Amount classified as current assets				(275)

Investment carrying value				$1,790

      The fair value of investment securities is generally based on quoted market prices. At September 30, 2004 and December 31, 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.”

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

The aggregate common stock investment is comprised of 516 equity positions at September 30, 2004, with 406 positions reflecting unrealized gains and 110 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). No equity positions had experienced a continuous decline from cost for more than one year at September 30, 2004. The equity positions (including those with unrealized losses) at September 30, 2004, are not concentrated in any particular industries.

NOTE 8 — LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.750 billion agreement expiring April 2006. As of September 30, 2004, HCA had $1.692 billion available under the Credit Facility.

      As of September 30, 2004, interest is payable generally at either LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2004, HCA was in compliance with all such covenants.

NOTE 9 — STOCK REPURCHASE PROGRAMS

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the first nine months of 2004, HCA repurchased 14.5 million shares of its common stock for $600 million, which completed this authorization. During the first nine months of 2003, HCA repurchased 16.2 million shares of its common stock for $537 million under this authorization.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During the first nine months of 2003, HCA repurchased 5.8 million shares for $214 million, which completed the repurchases under this authorization.

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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 11 — COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2004 and 2003 are as follows (in millions):

	Quarter		Nine Months

	2004	2003	2004	2003

Net income	$227	$306	$924	$1,015
Unrealized (losses) gains on available-for-sale securities	(13)	2	(32)	44
Currency translation adjustments	—	2	2	(1)

Comprehensive income	$214	$310	$894	$1,058

      The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	September 30,	December 31,
	2004	2003

Net unrealized gains on available-for-sale securities	$106	$138
Currency translation adjustments	48	46
Defined benefit plans	(16)	(16)

Accumulated other comprehensive income	$138	$168

NOTE 12 — SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended September 30, 2004 and 2003, approximately 27%, and during the nine months ended September 30, 2004 and 2003, approximately 27% and 28% of the Company’s revenues related to patients participating in the Medicare program.

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

	Quarters		Nine Months

	2004	2003	2004	2003

Revenues:
Eastern Group	$2,785	$2,599	$8,524	$7,874
Western Group	2,841	2,735	8,542	7,918
Corporate and other	166	137	496	419

	$5,792	$5,471	$17,562	$16,211

Equity in earnings of affiliates:
Eastern Group	$(1)	$(3)	$(5)	$(8)
Western Group	(49)	(47)	(134)	(149)
Corporate and other	1	(2)	(9)	(6)

	$(49)	$(52)	$(148)	$(163)

Adjusted segment EBITDA:
Eastern Group	$411	$454	$1,473	$1,561
Western Group	493	495	1,492	1,548
Corporate and other	(27)	(14)	(2)	(97)

	$877	$935	$2,963	$3,012

Depreciation and amortization:
Eastern Group	$134	$124	$404	$356
Western Group	137	123	409	361
Corporate and other	43	36	119	105

	$314	$283	$932	$822

Adjusted segment EBITDA	$877	$935	$2,963	$3,012
Depreciation and amortization	314	283	932	822
Interest expense	138	127	409	364
Gains on sales of facilities	—	(10)	—	(85)
Impairment of long-lived assets	12	—	12	130
Investigation related costs	—	3	—	8

Income before minority interests and income taxes	$413	$532	$1,610	$1,773

NOTE 13 — SUBSEQUENT EVENT

      On October 13, 2004, HCA initiated a modified “Dutch” auction tender offer to purchase up to 61,000,000 shares, or approximately 12.6% of the Company’s outstanding shares at September 30, 2004. HCA has obtained a commitment letter from a bank for $2.25 billion in credit facilities which will be used to refinance the outstanding indebtedness under the Company’s existing bank credit facility and a portion will be used to finance the tender offer. In addition, HCA has obtained a commitment letter from two banks for a

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 13 —	SUBSEQUENT EVENT (continued)

$1.5 billion short-term loan facility that is expected to be used to finance a portion of the tender offer. The tender offer is conditioned upon obtaining the necessary financing pursuant to the terms and conditions contained in the commitment letters and on terms satisfactory to HCA on or prior to the expiration date of the tender offer, and on other customary conditions. The tender offer will expire, unless extended, on November 10, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which include “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the number of shares tendered and the price at which the Company determines to purchase shares in the proposed tender offer, (ii) the increased leverage resulting from the financing of the tender offer, (iii) increases in the amount and risk of collectability of uninsured accounts and deductibles and copay amounts for insured accounts, (iv) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (v) the highly competitive nature of the health care business, (vi) the efforts of insurers, health care providers and others to contain health care costs, (vii) possible changes in the Medicare and Medicaid programs that may impact reimbursements to health care providers and insurers, (viii) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (ix) potential liabilities and other claims that may be asserted against HCA, (x) fluctuations in the market value of HCA’s common stock, (xi) the impact of HCA’s charity care and self-pay discounting policy changes, (xii) changes in accounting practices, (xiii) changes in general economic conditions, (xiv) future divestitures which may result in charges, (xv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xvi) the availability and terms of capital to fund the expansion of the Company’s business, (xvii) changes in business strategy or development plans, (xviii) delays in receiving payments for services provided, (xix) the possible enactment of Federal or state health care reform, (xx) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xxi) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxii) changes in Federal, state or local regulations affecting the health care industry, (xxiii) the ability to successfully integrate the operations of Health Midwest, (xxiv) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xxv) the continuing impact of the recent hurricanes on HCA’s Florida facilities and the ability to obtain recoveries under HCA’s insurance policies, and (xxvi) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Third Quarter 2004 Operations Summary

      Net income totaled $227 million, or $0.47 per diluted share, for the quarter ended September 30, 2004 compared to $306 million, or $0.61 per diluted share, for the third quarter of 2003. The third quarter 2004 results include an estimated adverse financial impact from hurricanes Charley, Frances, Ivan and Jeanne of $40 million, or $0.05 per diluted share, and an asset impairment charge of $12 million, or $0.02 per diluted share, associated with the planned closure of San Jose Medical Center, in San Jose, California.

      Revenues rose 5.9% in the third quarter of 2004, revenue per equivalent admission increased 4.7%, admissions increased 0.8% and equivalent admissions increased 1.1% compared to the third quarter in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Third Quarter 2004 Operations Summary (continued)

While revenue per equivalent admission increased 4.7%, salaries per equivalent admission increased 6.2% and supplies per equivalent admission increased 8.5%.

      The Company’s provision for doubtful accounts increased to $688 million, or 11.9% of revenues, in the third quarter of 2004, compared to $566 million, or 10.3% of revenues, in the third quarter of 2003 due to continued trends associated with growth of uninsured and self-pay accounts and a deterioration of the collectability of these accounts.

      On October 13, 2004, HCA initiated a modified “Dutch” auction tender offer to purchase up to 61,000,000 shares, or approximately 12.6% of the Company’s outstanding shares at September 30, 2004. HCA has obtained a commitment letter from a bank for a new credit facility, which the Company expects to use to refinance the outstanding indebtedness under the Company’s existing bank credit facility and to borrow approximately $1.25 billion to finance the tender offer. In addition, HCA has obtained a commitment letter from two banks for a short-term loan facility that the Company expects to use to borrow approximately $1.25 billion to finance the tender offer.

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

Business Strategy

      HCA is committed to providing the communities it serves high quality, cost-effective, health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	Commitment to the care and improvement of human life: The foundation of HCA is built on putting patients first and providing quality health care services in the communities it serves. HCA continues to increase efforts and funding for the Company’s patient safety agenda. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to ethics and compliance: HCA is committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. The Company’s comprehensive ethics and compliance program articulates a set of values and behavioral standards to reinforce HCA’s dedication to these values.

•	Focus on core communities: HCA strives to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States.

•	Becoming the health care employer of choice: HCA uses a number of industry-leading practices to help ensure its hospitals are the health care employer of choice in their communities. The Company’s labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and include various leadership and career development programs. The Company also maintains an internal contract labor agency to provide improved quality and reduce costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (continued)

•	Continuing to strive for operational excellence: The Company’s focus on operational excellence includes a group purchasing organization that achieves pricing efficiencies in purchasing and supply contracts. HCA also uses a shared services model to process revenue and accounts receivable through ten regional patient accounting services centers. In a natural progression of the Company’s ongoing strategy, HCA is increasing focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians. As part of this focus, HCA may buy or build outpatient facilities to improve its market presence.

•	Allocating capital to strategically complement its operational strategy and enhance stockholder value: HCA’s capital spending is intended to increase bed capacity, provide new or expanded services in existing facilities, maintain or replace equipment and renovate existing facilities or construct replacement facilities. The Company also selectively evaluates acquisitions that may complement its strategies in existing or new markets. Capital may also be allocated to take advantage of opportunities such as repayment of indebtedness, stock repurchases and payment of dividends. In the second quarter of 2004, HCA increased its quarterly dividend from $0.02 per share to $0.13 per share.

Update of Critical Accounting Policies and Estimates

Professional Liability Insurance Claims

      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.590 billion and $1.624 billion at September 30, 2004 and December 31, 2003, respectively. The current portion of these reserves, $310 million at both September 30, 2004 and December 31, 2003, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $82 million and $95 million for the quarters ended September 30, 2004 and 2003, respectively, and $210 million and $282 million for the nine months ended September 30, 2004 and 2003, respectively, and are classified in “other operating expenses” in the Company’s condensed consolidated income statement. The provision for losses for the nine months ended September 30, 2004 includes a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the semiannual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs.

Results of Operations

Revenue/ Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. HCA’s facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA’s billing system is computerized.

      Revenues increased 5.9% from $5.471 billion in the third quarter of 2003 to $5.792 billion for the third quarter of 2004. The increase in revenues can be attributed to a 1.3% increase in same facility equivalent admissions and a 4.5% increase in same facility revenue per equivalent admission. Same facility admissions increased by 0.9% compared to 2003. Same facility inpatient surgeries increased 1.9% and same facility

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/ Volume Trends (continued)

outpatient surgeries increased 0.7% during the third quarter of 2004 compared to the third quarter of 2003. Same facility emergency room visits increased 1.9% during the third quarter of 2004 compared to the third quarter of 2003.

      Admissions related to Medicare, managed care and other discounted plans and Medicaid and uninsured for the quarters and nine months ended September 30, 2004 and 2003 are set forth below. Certain prior year percentages have been reclassified to conform to the current year presentation.

	Quarter		Nine Months

	2004	2003	2004	2003

Medicare	38%	38%	39%	39%
Managed care and other discounted plans	47	46	45	45
Medicaid and uninsured	15	16	16	16

	100%	100%	100%	100%

      Same facility uninsured emergency room visits increased 11.4% and uninsured admissions increased 7.2% during the third quarter of 2004 compared to the third quarter of 2003. Same facility uninsured emergency room visits accounted for 20.8% of total emergency room visits and same facility uninsured admissions accounted for 4.9% of total admissions in the third quarter of 2004. The third quarter 2004 same facility uninsured admission increase moderated from increases over the prior period of 13.7% for the first quarter of 2004 and 15.2% for the second quarter of 2004.

      HCA also saw a moderation in revenue per equivalent admission for uninsured volume during the third quarter of 2004. Uninsured revenue per equivalent admission increased approximately 6.9% in the third quarter of 2004 compared to the third quarter of 2003. Uninsured revenue per equivalent admission increased 22.2% and 17.2% for the first and second quarters, respectively, over the same periods in 2003. Management cannot predict whether these trends in uninsured admissions and net revenue per equivalent admission will continue. While complying with all Federal and state laws and regulations, including but not limited to the Emergency Medical Treatment and Active Labor Act (“EMTALA”), and the Company’s commitment to providing quality patient care, the Company has begun implementing improvements in the following areas: treating patients in the most clinically appropriate and cost-effective setting; collecting appropriate patient information at the appropriate times; and improving cash collections earlier in the patient encounter and at the point of discharge. EMTALA requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment.

      At September 30, 2004, HCA operated 40 hospitals and 28 surgery centers in the state of Florida. During the third quarter of 2004, virtually all of HCA’s Florida hospitals and surgery centers encountered disruption as the state coped with successive hurricanes Charley, Frances, Ivan and Jeanne. HCA’s Florida operations comprise approximately 25% of HCA’s revenues. Operating results for the Florida facilities during the month of September diminished as Florida residents prepared for the arrival and responded in the aftermath of the hurricanes. Florida hospital revenues totaled $462 million in September 2004 compared to $454 million in September 2003, an increase of only 1.9%. For the eight months ended August 31, 2004, HCA’s Florida facilities’ revenues grew 8.9%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/ Volume Trends (continued)

      Managed care revenue per equivalent admission increased approximately 6.6% in the third quarter of 2004 compared to the third quarter of 2003. On a sequential basis, managed care revenue per equivalent admission was down 1.4% compared to the second quarter of 2004. The decline can be partially attributed to a 1.8% decrease in the case mix index in the third quarter of 2004 compared to the second quarter of 2004.

      HCA recorded $29 million and $65 million of revenues related to Medicare operating outlier cases for the third quarters of 2004 and 2003, respectively. These amounts represent 1.9% and 4.4% of Medicare revenues and 0.5% and 1.2% of total revenues for the third quarters of 2004 and 2003, respectively. HCA recorded $91 million and $199 million of revenues related to Medicare operating outlier cases during the first nine months of 2004 and 2003, respectively. These amounts represent 1.9% and 4.4% of Medicare revenues and 0.5% and 1.2% of total revenues for the first nine months of 2004 and 2003, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

      HCA provided $228 million of charity care and discounts to the uninsured during the third quarter of 2004, compared to $229 million in the third quarter of 2003.

      The approximate percentages of the Company’s inpatient revenues related to Medicare, managed care and other discounted plans and Medicaid and uninsured for the quarters and nine months ended September 30, 2004 and 2003 are set forth in the following table. Certain prior year percentages have been reclassified to conform to the current year presentation.

	Quarter		Nine Months

	2004	2003	2004	2003

Medicare	37%	37%	37%	38%
Managed care and other discounted plans	51	50	50	49
Medicaid and uninsured	12	13	13	13

	100%	100%	100%	100%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results of operations for the quarters and nine months ended September 30, 2004 and 2003 (dollars in millions, except per share amounts):

	Quarter

	2004		2003

	Amount	Ratio	Amount	Ratio

Revenues	$5,792	100.0	$5,471	100.0
Salaries and benefits	2,350	40.6	2,189	40.0
Supplies	966	16.7	882	16.1
Other operating expenses	984	17.0	952	17.5
Provision for doubtful accounts	688	11.9	566	10.3
Gains on investments	(24)	(0.4)	(1)	—
Equity in earnings of affiliates	(49)	(0.9)	(52)	(1.0)
Depreciation and amortization	314	5.4	283	5.3
Interest expense	138	2.4	127	2.3
Gains on sales of facilities	—	—	(10)	(0.2)
Impairment of long-lived assets	12	0.2	—	—
Investigation related costs	—	—	3	—

	5,379	92.9	4,939	90.3

Income before minority interests and income taxes	413	7.1	532	9.7
Minority interests in earnings of consolidated entities	46	0.8	34	0.6

Income before income taxes	367	6.3	498	9.1
Provision for income taxes	140	2.4	192	3.5

Net income	$227	3.9	$306	5.6

Basic earnings per share	$0.47		$0.62
Diluted earnings per share	$0.47		$0.61
% changes from prior year:
Revenues	5.9%		11.0%
Income before income taxes	(26.3)		49.0
Net income	(25.8)		52.9
Basic earnings per share	(24.2)		59.0
Diluted earnings per share	(23.0)		60.5
Admissions(a)	0.8		3.9
Equivalent admissions(b)	1.1		3.6
Revenue per equivalent admission	4.7		7.1
Same facility % changes from prior year(c):
Revenues	5.9		6.9
Admissions(a)	0.9		0.2
Equivalent admissions(b)	1.3		(0.2)
Revenue per equivalent admission	4.5		7.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months

	2004		2003

	Amount	Ratio	Amount	Ratio

Revenues	$17,562	100.0	$16,211	100.0
Salaries and benefits	7,017	40.0	6,463	39.9
Supplies	2,913	16.6	2,597	16.0
Other operating expenses	2,826	16.0	2,731	16.8
Provision for doubtful accounts	2,043	11.6	1,571	9.7
Gains on investments	(52)	(0.3)	—	—
Equity in earnings of affiliates	(148)	(0.8)	(163)	(1.0)
Depreciation and amortization	932	5.3	822	5.1
Interest expense	409	2.3	364	2.2
Gains on sales of facilities	—	—	(85)	(0.5)
Impairment of long-lived assets	12	0.1	130	0.8
Investigation related costs	—	—	8	0.1

	15,952	90.8	14,438	89.1

Income before minority interests and income taxes	1,610	9.2	1,773	10.9
Minority interests in earnings of consolidated entities	119	0.7	120	0.7

Income before income taxes	1,491	8.5	1,653	10.2
Provision for income taxes	567	3.2	638	3.9

Net income	$924	5.3	$1,015	6.3

Basic earnings per share	$1.91		$2.01
Diluted earnings per share	$1.88		$1.98
% changes from prior year:
Revenues	8.3%		10.2%
Income before income taxes	(9.8)		7.2
Net income	(9.0)		8.6
Basic earnings per share	(5.0)		9.8
Diluted earnings per share	(5.1)		11.2
Admissions(a)	2.5		2.5
Equivalent admissions(b)	2.8		2.0
Revenue per equivalent admission	5.3		8.1
Same facility % changes from prior year(c):
Revenues	7.4		7.6
Admissions(a)	1.3		0.2
Equivalent admissions(b)	1.7		(0.5)
Revenue per equivalent admission	5.7		8.2

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period. Same facility information for the third quarters of 2004 and 2003 include the operations of the acquired Health Midwest facilities. Same facility information for all other periods presented excludes the operations of the acquired Health Midwest facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2004 and 2003

      Income before income taxes decreased 26.3% from $498 million in the third quarter of 2003 to $367 million in the third quarter of 2004. The results for the third quarter ended September 30, 2004 include an estimated adverse financial impact from hurricanes Charley, Frances, Ivan and Jeanne of $40 million, or $0.05 per diluted share, and an impairment of long-lived assets of $12 million, or $0.02 per diluted share. The results for the third quarter of 2003 include gains on sales of facilities of $10 million, or $0.01 per diluted share.

      Revenues increased 5.9% due to a 1.1% increase in equivalent admissions and an increase of 4.7% in revenue per equivalent admission over the third quarter of 2003. For the third quarter of 2004, admissions increased by 0.8% and same facility admissions increased 0.9% compared to the same period last year. Outpatient surgical volumes increased 1.4%, and increased 0.7% on a same facility basis. Outpatient surgical volumes were adversely affected in the month of September as Florida residents prepared for the arrival and responded in the aftermath of the hurricanes. HCA’s outpatient surgery cases increased 2.5% in the third quarter of 2004 compared to the third quarter of 2003, when the Florida facilities outpatient surgery cases are excluded for the month of September in each period. Florida hospital revenues totaled $462 million in September 2004 compared to $454 million in September 2003, an increase of only 1.9%. For the eight months ended August 31, 2004, HCA’s Florida facilities revenues grew 8.9%.

      Salaries and benefits increased, as a percentage of revenues, to 40.6% in the third quarter of 2004 from 40.0% in the same quarter of 2003. Salaries and benefits include $8 million of costs associated with employee assistance and other salaries and benefits costs associated with the hurricanes in Florida.

      Supplies increased, as a percentage of revenues, from 16.1% in the third quarter of 2003 to 16.7% in the third quarter of 2004. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas.

      Other operating expenses, as a percentage of revenues, decreased to 17.0% in the third quarter of 2004 compared to 17.5% in the third quarter of 2003, due primarily to lower contract services and insurance costs. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses were adversely affected during the third quarter of 2004 compared to the third quarter of 2003 due to repairs and other miscellaneous expenses which resulted from the hurricanes and are estimated to have cost the Company, net of insurance, $18 million.

      Provision for doubtful accounts, as a percentage of revenues, increased to 11.9% in the third quarter of 2004 from 10.3% in the third quarter of 2003. The factors influencing this increase include increasing patient financial responsibilities and uninsured accounts and a continued deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. HCA considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process does require a manual writeoff input to the patient accounting system. At September 30, 2004, the Company’s allowance for doubtful accounts represented approximately 90.5% of the $3.316 billion total

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2004 and 2003 (continued)

patient due accounts receivable balance. Revenue days in accounts receivable improved from 49 for the quarter ended September 30, 2003 to 47 for the quarter ended September 30, 2004. The improvement was due to the combined effect of cash collections and increases to the allowance for doubtful accounts.

      Gains on investments of $24 million in the third quarter of 2004 and $1 million in the third quarter of 2003 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates remained relatively flat at $49 million for the third quarter of 2004 compared to $52 million for the third quarter of 2003.

      Depreciation and amortization increased from 5.3% of revenues in the third quarter of 2003 to 5.4% in the third quarter of 2004. The increase of $31 million of depreciation and amortization is the result of $6.2 billion of capital spending, including acquisitions, during the last three years.

      Interest expense increased from $127 million in the third quarter of 2003 to $138 million in the third quarter of 2004. The increase was due to higher interest rates in the third quarter of 2004 compared to the third quarter of 2003 due to both a rise in interest rates during 2004 and a shift of HCA’s debt portfolio to a greater portion being fixed in 2004 compared to 2003. The average rate for the Company’s Credit Facility increased from 1.8% for the quarter ended September 30, 2003 to 2.2% for the quarter ended September 30, 2004, and the average rate for the Company’s term loans increased from 2.1% for the quarter ended September 30, 2003 to 2.7% for the quarter ended September 30, 2004. At September 30, 2004, approximately 16% of HCA’s debt portfolio was in variable rate debt, while at September 30, 2003, approximately 28% of HCA’s debt portfolio was in variable rate debt. During these periods, interest rates were lower for variable rate debt. The average of the beginning and ending debt levels for the quarter ended September 30, 2004 was $8.474 billion compared to $8.578 billion for the quarter ended September 30, 2003.

      During the third quarter of 2004, HCA announced plans to close San Jose Medical Center in San Jose, California resulting in a pretax charge of $12 million ($7 million after-tax).

      During the third quarter of 2003, HCA recognized a pretax gain of $10 million ($7 million after-tax) on the sale of one consolidating hospital. Proceeds from the sale were used to repay bank borrowings.

      Minority interests increased from $34 million for the third quarter of 2003 to $46 million for the third quarter of 2004 due to improved operations at certain of HCA’s consolidating joint ventures.

Nine Months Ended September 30, 2004 and 2003

      Income before income taxes decreased 9.8% from $1.653 billion for the nine months ended September 30, 2003 to $1.491 billion in the first nine months of 2004. The results for the nine months ended September 30, 2004 include a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves, an estimated adverse financial impact from hurricanes Charley, Frances, Ivan and Jeanne of $40 million, or $0.05 per diluted share, and an impairment of long-lived assets of $12 million, or $0.02 per diluted share. The results of the first nine months of 2003 include an asset impairment charge of $130 million, or $0.15 per diluted share, and gains on sales of facilities of $85 million, or $0.09 per diluted share.

      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the nine months ended September 30, 2004 and 2003, respectively, the Kansas City hospitals that were acquired produced revenues of $660 million and $464 million and losses before income taxes of $29 million and $18 million. The 2003 amounts only include operations subsequent to the April 1, 2003 acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2004 and 2003 (continued)

      Revenues increased 8.3% to $17.6 billion for the first nine months of 2004 compared to $16.2 billion for 2003. The increase was due to a 2.8% increase in equivalent admissions and an increase in revenue per equivalent admission of 5.3%. For the first nine months of 2004, admissions increased 2.5% and same facility admissions increased by 1.3% compared to the same period last year. Outpatient surgical volumes increased 3.2%, and increased 1.4% on a same facility basis.

      Salaries and benefits, as a percentage of revenues, remained relatively flat at 40.0% in 2004 and 39.9% in 2003.

      Supply costs increased, as a percentage of revenues, to 16.6% for the nine months ended September 30, 2004 compared to 16.0% for the nine months ended September 30, 2003. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 16.0% in 2004 from 16.8% in 2003. The decrease, as a percentage of revenues, is primarily due to the $59 million reduction to the Company’s estimated professional liability insurance reserves. Other operating expenses were adversely affected during 2004 due to repairs and other miscellaneous expenses which resulted from the hurricanes and are estimated to have cost the Company, net of insurance, $18 million. Other operating expenses also tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses include significant fixed cost components.

      Provision for doubtful accounts, as a percentage of revenues, increased to 11.6% for the nine months ended September 30, 2004 from 9.7% for the nine months ended September 30, 2003. The factors influencing this increase include increasing patient financial responsibilities and uninsured accounts and a continued deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2004, the Company’s allowance for doubtful accounts represented approximately 90.5% of the $3.316 billion total patient due accounts receivable balance.

      Gains on investments for the first nine months of 2004 of $52 million consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary. Gains and losses on investments for the first nine months of 2003 netted to zero. Unrealized gains on investments increased $72 million during the fourth quarter of 2003.

      Equity in earnings of affiliates decreased from $163 million for the first nine months of 2003 to $148 million for the first nine months of 2004 due to decreases in operating results at joint ventures accounted for under the equity method of accounting.

      Depreciation and amortization increased, as a percentage of revenues, to 5.3% in the nine months ended September 30, 2004 from 5.1% in the nine months ended September 30, 2003. The increase of $110 million of depreciation and amortization is the result of $6.2 billion of capital spending, including acquisitions, during the last three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2004 and 2003 (continued)

      Interest expense increased to $409 million for the nine months ended September 30, 2004 from $364 million for the nine months ended September 30, 2003. The average rate for the Company’s Credit Facility remained relatively flat at 1.88% for the nine months ended September 30, 2003 and 1.86% for the nine months ended September 30, 2004, and the average rate for the Company’s term loans increased from 2.24% for the nine months ended September 30, 2003 to 2.29% for the nine months ended September 30, 2004. At September 30, 2004, approximately 16% of HCA’s debt portfolio was in variable rate debt, while at September 30, 2003, approximately 28% of HCA’s debt portfolio was in variable rate debt. During these periods, interest rates were lower for variable rate debt. The average of the beginning and ending debt balances for the Company increased from $7.862 billion for the nine months ended September 30, 2003 to $8.492 billion for the nine months ended September 30, 2004.

      During the third quarter of 2004, HCA announced plans to close San Jose Medical Center in San Jose, California, resulting in a pretax charge of $12 million ($7 million after-tax). During the second quarter of 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system resulting in a pretax charge of $130 million ($79 million after-tax).

      During the first nine months of 2003, HCA recognized a pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals, and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.

      Minority interests remained relatively flat at $119 million for the nine months ended September 30, 2004 compared to $120 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $2.510 billion for the first nine months of 2004 compared to $1.360 billion for the first nine months of 2003. During the first nine months of 2003, the Company paid $930 million to settle the governmental investigations. Working capital totaled $1.327 billion at September 30, 2004 and $1.654 billion at December 31, 2003. A decrease in accounts receivable days from 49 days for the nine months ended September 30, 2003 to 47 days for the nine months ended September 30, 2004 was due, in part, to improved cash collections on accounts receivable.

      Cash used in investing activities was $1.297 billion for the first nine months of 2004 compared to $2.298 billion for the first nine months of 2003. Excluding acquisitions, capital expenditures were $1.125 billion in 2004 and $1.318 billion in 2003. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. Annual planned capital expenditures in both 2004 and 2005 are expected to approximate $1.60 billion. At September 30, 2004, there were projects under construction, which had estimated additional costs to complete and equip, over the next five years, of approximately $1.995 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.

      Cash used in financing activities totaled $1.028 billion during the first nine months of 2004 compared to cash provided by financing activities of $959 million during the first nine months of 2003. The cash provided by financing activities in 2003 was primarily the result of the issuance of $500 million of 6.25% notes in February 2003 and additional borrowings under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”). These borrowings were incurred to finance the purchase of the Health Midwest facilities on April 1, 2003. During the second quarter of 2004, HCA increased its quarterly dividend from $0.02 per share to $0.13 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

      In addition to cash flows from operations, available sources of capital include amounts available to under the Credit Facility ($1.692 billion available as of October 31, 2004) and anticipated access to public and private debt markets.

      Investments of HCA’s professional liability insurance subsidiary are available to maintain statutory equity and pay claims and totaled $2.216 billion and $2.065 billion at September 30, 2004 and December 31, 2003, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $86 million and $147 million at September 30, 2004 and December 31, 2003, respectively, are included in other assets.

Financing Activities

      HCA’s $2.5 billion credit agreement (the “2001 Credit Agreement”), which includes the Credit Facility, has a final maturity in April 2006. Interest under the 2001 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2001 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2004, HCA was in compliance with all such covenants.

      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.

      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the outstanding under the Credit Facility.

      During July 2003, HCA filed a shelf registration statement and prospectus with the SEC that allows the company to issue from time to time, up to $2.5 billion in debt securities.

      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.

Share Repurchase Activities

      In April 2003, HCA announced an authorization to repurchase up to $1.5 billion of its common stock. During the first nine months of 2004, HCA repurchased 14.5 million shares of its common stock for $600 million, which completed this authorization. During the first nine months of 2003, HCA repurchased 16.2 million shares of its common stock for $537 million under this authorization.

      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During the first nine months of 2003, HCA repurchased 5.8 million shares for $214 million, which completed the repurchases under this authorization.

Tender Offer and Related Financing

      On October 13, 2004, HCA initiated a modified “Dutch” auction tender offer to purchase up to 61,000,000 shares, or approximately 12.6% of the Company’s outstanding shares at September 30, 2004. HCA has obtained conditional commitments to finance the tender offer. It is anticipated that the tender offer will be

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Tender Offer and Related Financing (continued)

financed with borrowings of approximately $1.25 billion under a short-term loan facility (the “Short-Term Facility”) together with approximately $1.25 billion drawn under a new $2.5 billion credit facility (the “New Credit Facility”) to be entered into in connection with the refinancing of HCA’s existing 2001 Credit Agreement.

      The New Credit Facility is expected to consist of two facilities: a $750 million senior term loan facility and a $1.75 billion senior revolving credit facility. The New Credit Facility will be used to refinance outstanding indebtedness under the existing 2001 Credit Agreement, to finance a portion of the tender offer and for general corporate purposes.

      The terms of the New Credit Facility are expected to provide for customary representations and warranties and negative and affirmative covenants, and are expected to also include customary events of default such as payment defaults, cross-defaults to other indebtedness of the Company, bankruptcy and insolvency, and a change in control.

      The Short-Term Facility is expected to have a six-month maturity. Interest on the outstanding balances will be payable, at the Company’s option, at an alternate base rate or at LIBOR, in each case plus the margin applicable to such loans under the New Credit Facility. It is anticipated that the Short-Term Credit Facility will be repaid through the anticipated net proceeds from the sale of notes HCA expects to offer through one or more public or private offerings.

      The tender offer is conditioned upon receipt of this financing pursuant to the terms and conditions contained in the commitment letters and on terms satisfactory to HCA on or prior to the expiration date of the tender offer, and on other customary conditions. The tender offer will expire, unless extended, on November 10, 2004.

      In response to the tender offer announcement, on October 13, 2004, Standard & Poor’s downgraded HCA’s senior debt rating from BBB- to BB+. On October 14, 2004, Fitch IBCA downgraded HCA’s senior debt rating from BBB- to BB+. On November 2, 2004, Moody’s Investors Service downgraded HCA’s senior debt rating from Bal to Ba2.

      Management believes that cash flows from operations, amounts available under the New Credit Facility and HCA’s anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

Systems Development Projects

      During 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system, resulting in a pretax charge of $130 million. The Company has redirected efforts in this area to the implementation of enhancements to its existing patient accounting system. HCA is also in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $330 million to develop and install. At September 30, 2004, project-to-date costs incurred were $237 million ($149 million of the costs incurred have been capitalized and $88 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.361 billion and $855 million, respectively, at September 30, 2004. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At September 30, 2004, HCA had a net unrealized gain of $163 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $1.319 billion of debt at September 30, 2004 is subject to variable rates of interest, while the remaining balance in debt of $6.958 billion at September 30, 2004 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2001 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.7% to 1.5% (depending on HCA’s credit ratings); a bank term loan, on which interest is payable generally at LIBOR plus 1% to 2%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.6% to 2.4%. Due to increases in LIBOR, the average rate for the Company’s Credit Facility increased from 1.8% for the quarter ended September 30, 2003 to 2.2% for the quarter ended September 30, 2004, and the average rate for the Company’s term loans increased from 2.1% for the quarter ended September 30, 2003 to 2.7% for the quarter ended September 30, 2004. The estimated fair value of HCA’s total long-term debt was $8.761 billion at September 30, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $13 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a request for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years.

      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS is claiming an additional $397 million in income taxes and interest, through September 30, 2004, with respect to these issues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2004	2003

CONSOLIDATING
Number of hospitals in operation at:
March 31	184	173
June 30	183	184
September 30	183	183
December 31		184
Number of freestanding outpatient surgical centers in operation at:
March 31	79	74
June 30	82	76
September 30	81	78
December 31		79
Licensed hospital beds at(a):
March 31	41,931	39,898
June 30	41,930	42,152
September 30	42,044	41,997
December 31		42,108
Weighted average licensed beds(b):
Quarter:
First	41,934	39,957
Second	41,962	42,178
Third	42,030	42,098
Fourth		42,011
Year		41,568
Average daily census(c):
Quarter:
First	23,885	22,524
Second	22,345	22,201
Third	21,900	21,759
Fourth		22,459
Year		22,234
Admissions(d):
Quarter:
First	430,300	404,500
Second	410,500	409,000
Third	410,800	407,700
Fourth		414,000
Year		1,635,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

Equivalent admissions(e):
Quarter:
First	625,200	587,300
Second	611,600	605,300
Third	613,100	606,200
Fourth		606,600
Year		2,405,400
Average length of stay (days)(f):
Quarter:
First	5.1	5.0
Second	5.0	4.9
Third	4.9	4.9
Fourth		5.0
Year		5.0
Emergency room visits(g):
Quarter:
First	1,296,900	1,222,600
Second	1,309,600	1,274,500
Third	1,320,900	1,294,900
Fourth		1,368,200
Year		5,160,200
Outpatient surgeries(h):
Quarter:
First	207,500	194,600
Second	213,000	209,500
Third	207,800	204,900
Fourth		205,300
Year		814,300
Inpatient surgeries(i):
Quarter:
First	135,400	128,100
Second	135,500	134,900
Third	136,400	133,400
Fourth		132,200
Year		528,600
Days in accounts receivable(j):
Quarter:
First	50	51
Second	49	48
Third	47	49
Fourth		51
Year		52

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2004	2003

Gross patient revenues(k) (Dollars in millions):
Quarter:
First	$18,026	$15,139
Second	17,534	15,546
Third	17,524	15,596
Fourth		16,345
Year		62,626
NONCONSOLIDATING(l)
Number of hospitals in operation at:
March 31	7	6
June 30	7	6
September 30	7	7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	4	4
June 30	9	4
September 30	10	4
December 31		4
Licensed hospital beds at:
March 31	2,199	2,093
June 30	2,199	2,093
September 30	2,199	2,199
December 31		2,199

BALANCE SHEET DATA

	% of Accounts Receivable

	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts Receivable Aging at September 30, 2004:
Medicare and Medicaid	12%	1%	2%
Managed care and other discounted	23	4	3
Uninsured	18	12	25

Total	53%	17%	30%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

(g)	Represents the number of patients treated in the Company’s emergency rooms. Prior year emergency visits were restated to conform to the current year presentation.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of the allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.
(k)	Gross patient revenues are based upon the Company’s standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	The nonconsolidating facilities include facilities operated through joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Lawsuits

General Liability and Other Claims

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      This table provides certain information as of September 30, 2004 with respect to HCA’s repurchase of its common stock.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value of Shares That
	Number of	Price	Part of Publicly	May Yet Be Purchased
	Shares	Paid per	Announced Share	Under Announced Share
Period	Purchased	Share	Repurchase Programs	Repurchase Programs

July 1, 2004 through July 31, 2004	0.2 million	$41.05	39.8 million	$—
August 1, 2004 through August 31, 2004	—	—	39.8 million	$—
September 1, 2004 through September 30, 2004	—	—	39.8 million	$—
Total for Third Quarter 2004	0.2 million	$41.05	39.8 million	$—

      On April 29, 2003, HCA’s Board authorized the repurchase of up to $1.5 billion of HCA’s common stock. HCA completed this authorization in July 2004.

      On October 13, 2004, HCA initiated a modified “Dutch” auction tender offer to purchase up to 61,000,000 shares of HCA’s common stock. The tender offer will expire, unless extended, on November 10, 2004. This authorization is not included in the table since it was announced subsequent to September 30, 2004 and because the final results of the tender offer are not yet available.

Item 6:	Exhibits

      (a) List of Exhibits:

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

/s/ R. MILTON JOHNSON

R. MILTON JOHNSON
Executive Vice President and
Chief Financial Officer

Date: November 9, 2004