Form 10-K
period 2004-12-31
HCA INC/TN
filed 2005-03-11
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒     No  ☐
      As of February 28, 2005, there were 412,326,000 outstanding shares of the Registrant’s Voting Common Stock and 21,000,000 shares of the Registrant’s Nonvoting Common Stock. As of June 30, 2004, the aggregate market value of the Common Stock held by nonaffiliates was approximately $18.5 billion. For purposes of the foregoing calculation only, the Registrant’s directors, executive officers and the HCA 401(k) Plan have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business
General
      HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2004, the Company operated 189 hospitals, comprised of 174 general, acute care hospitals; seven psychiatric hospitals; one rehabilitation hospital; and seven hospitals (one of which is a rehabilitation hospital) included in joint ventures, which are accounted for using the equity method. In addition, the Company operated 92 freestanding surgery centers, eight of which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “Company” and “HCA,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and references to “employees” refer to employees of affiliates of HCA.
      HCA’s primary objective is to provide the communities it serves a comprehensive array of quality health care services in the most cost-effective manner possible. HCA’s general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by HCA’s general, acute care hospitals and through HCA’s freestanding surgery centers, diagnostic centers and rehabilitation facilities. HCA’s psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.
      The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA’s principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and its telephone number is (615) 344-9551.
Available Information
      HCA files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials HCA files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. HCA is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. HCA’s website address is www.hcahealthcare.com. Please note that HCA’s website address is provided as an inactive textual reference only. HCA makes available free of charge through the Company’s website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.
      HCA has posted its Corporate Governance Guidelines; its Code of Conduct for directors, officers and employees; and the charters of its Audit; Compensation; Ethics, Compliance and Quality of Care; Finance and Investments; and Nominating and Corporate Governance Committees of the Board of Directors on its website at www.hcahealthcare.com (Corporate Governance page). HCA’s corporate governance materials are available free of charge upon request to HCA’s Corporate Secretary, HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Business Strategy
      HCA is committed to providing the communities it serves high quality, cost-effective health care while maintaining consistency with HCA’s ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, HCA’s management focuses on the following areas:

•	commitment to the care and improvement of human life;

•	commitment to ethics and compliance;

•	focus on core communities;

•	becoming the health care employer of choice;

•	continuing to strive for operational excellence; and

•	allocating capital to strategically complement its operational strategy and enhance stockholder value.
Health Care Facilities
      HCA currently owns, manages or operates hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.
      At December 31, 2004, HCA owned and operated 174 general, acute care hospitals with 41,158 licensed beds, and an additional six general, acute care hospitals with 2,103 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of HCA’s general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
      Like most hospitals, HCA’s hospitals do not engage in extensive medical research and education programs. However, some of HCA’s hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.
      At December 31, 2004, HCA operated seven psychiatric hospitals with 630 licensed beds. HCA’s psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.
      Outpatient health care facilities operated by HCA include freestanding surgery centers, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of HCA’s strategy to develop comprehensive health care networks in select communities.
      In addition to providing capital resources, HCA affiliates provide a variety of management services to its health care facilities, including patient safety programs; ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; human resource services; and internal audit.
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

      HCA receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of the Company’s patient revenues from such sources were as follows:

	Year Ended December 31,

	2004	2003	2002

Medicare	27%	28%	28%
Medicaid	5	7	5
Managed Medicaid	3	(a )	(a )
Managed care and other discounted plans	53	55	57
Uninsured	12	10	10

Total	100%	100%	100%

(a)	Prior to 2004, managed Medicaid revenues were classified as either Medicaid or managed care.
      Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of HCA’s general, acute hospitals located in the United States are certified as health care services providers for persons covered under the Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than the hospitals’ established gross charges for the services provided.
      HCA’s hospitals generally offer discounts from established charges to certain group purchasers of health care services, including Blue Cross, other private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit HCA’s ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, Blue Cross plans, HMOs or PPOs, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. In 2003, HCA implemented changes to its uninsured care policies, to provide financial relief to more of its uninsured patients. On January 1, 2005, HCA modified its policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue/ Volume Trends.”

Medicare

Inpatient Acute Care
      Under the Medicare program, HCA receives reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights represent the average resources for a given DRG relative to the average resources for all DRGs. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. DRG payments do not consider a specific hospital’s cost, but are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on DRG weights multiplied by a geographically adjusted Federal rate.
      DRG rates are updated and DRG weights are recalibrated each Federal fiscal year. The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In Federal fiscal year 2004, the DRG rate increase was market basket of 3.4%. For Federal fiscal year 2005, the Centers for Medicare and Medicaid Services (“CMS”) set the DRG rate increase at full market basket of 3.3%. Through recent legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), Congress equalized the DRG payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003. Further, MMA provides for DRG rate increases for Federal fiscal years 2005, 2006, and 2007 at full market basket, if data for ten patient care quality indicators is submitted to the Secretary of Health and Human Services (“HHS”). Those hospitals not submitting data on the ten quality indicators will receive an increase equal to the market basket rate minus 0.4%. All HCA hospitals paid under Medicare inpatient DRG PPS are participating in the quality initiative by the Secretary of HHS by submitting the quality data requested. Although MMA provides for a full market basket update for fiscal year 2006, the Medicare Payment Advisory Commission (“MedPAC”) recently recommended that Congress update inpatient PPS payments for fiscal year 2006 by the market basket minus 0.4%. It is uncertain whether Congress will adopt this recommendation.
      Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. During Federal fiscal years 2003, 2002 and 2001, the CMS payments for cost outlier cases exceeded the 5.1% set aside. Outlier payments are made by CMS for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. CMS increased the threshold from $16,350 at the end of Federal fiscal year 2001, to $21,025 for 2002, and $33,560 for 2003. In June 2003, CMS adopted significant regulatory changes to outlier payments. Included in the regulatory changes were provisions to: (1) use the most recent settled cost report to establish the hospital’s cost-to-charge ratio, (2) eliminate the use of the statewide average when the hospital’s cost-to-charge ratio falls three standard deviations below the national average, and (3) permit CMS to reconcile outlier payments in the Medicare cost report for hospitals meeting CMS defined audit criteria. As a result of these changes, CMS set the outlier threshold at $31,000 for Federal fiscal year 2004. CMS estimates that outlier payments will be 3.5% of total operating DRG payments for the Federal fiscal year 2004, which is 31.4% below the 5.1% projected set aside. For the Federal fiscal year 2005, CMS revised its methodology to more fully reflect the regulatory changes adopted in June 2003. For the Federal fiscal year 2005, CMS has established an outlier threshold of $25,800, using the revised methodology. Decreasing the outlier threshold in Federal fiscal year 2005 will increase both the number of cases that qualify for outlier payments and the amount of payments for qualifying outlier cases, compared to Federal fiscal year 2004; however, outlier payments are not expected to return to Federal fiscal year 2003 and prior payment levels.
      In order to calculate whether outlier payments are due, the Medicare fiscal intermediary multiplies the hospital’s billed (or gross) charges on each Medicare claim by its cost-to-charge ratio from the most recent settled Medicare cost report. The product of that calculation is considered the cost of the claim. An outlier payment is made for 80% of such costs in excess of the sum of the total DRG payments for that claim plus the fixed threshold amount ($25,800 for Federal fiscal year 2005).
      HCA recorded $124 million, $221 million and $284 million of revenues related to Medicare operating outlier cases for 2004, 2003 and 2002, respectively. These amounts represent 2.0%, 3.7% and 5.1% of HCA’s Medicare revenues and 0.5%, 1.0% and 1.4% of HCA’s total revenues for 2004, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

Outpatient
      CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS-basis. CMS has continued to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities, including imaging centers, are reimbursed on a fee schedule.
      All PPS hospital outpatient services that are paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2003 and 2004 by market basket of 3.5% and 3.4%, respectively. The update for calendar year 2005 is market basket of 3.3%. MedPAC recently recommended that Congress update outpatient PPS payments for fiscal year 2006 by a conversion factor equal to the market basket minus 0.4%. It is uncertain whether Congress will adopt this recommendation.

Rehabilitation
      PPS for inpatient rehabilitation facilities (“IRFs”) was implemented for Medicare cost reporting periods beginning on or after October 1, 2002. Under PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For Federal fiscal years 2003 and 2004, CMS updated the PPS rate for rehabilitation hospitals and units by market basket of 3.0% and 3.2%, respectively. For Federal fiscal year 2005, CMS has updated the PPS rate for IRFs by market basket of 3.1%. As of December 31, 2004, HCA had two rehabilitation hospitals, one of which is operated through a joint venture, and 55 hospital rehabilitation units.
      On May 7, 2004, CMS published a final rule to change the criteria for being classified as an inpatient rehabilitation facility, commonly known as the “75 percent rule”. CMS revised the medical conditions for patients served by rehabilitation facilities from ten medical conditions to thirteen conditions. The final rule provides for a transition to targeting payments to facilities that treat a large share of patients with diagnoses likely to require intensive rehabilitation. For cost reporting periods beginning on or after July 1, 2004, and before July 1, 2005, the compliance threshold is set at 50% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2005, and before July 1, 2006, the compliance threshold is set at 60% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2006, and before July 1, 2007, the compliance threshold is set at 65% of the IRF’s total patient population. The compliance threshold will be set at 75% for cost reporting periods beginning on or after July 1, 2007. In 2004, Congress enacted legislation preventing CMS from enforcing the final rule until the General Accountability Office completes a study on the rule’s impact on IRFs and patients. Full implementation of the 75 percent rule can be expected to significantly restrict the treatment of patients whose medical conditions do not meet the thirteen approved conditions.
      Medicare fiscal intermediaries have been given the authority to develop and implement Local Coverage Determination (“LCD”) to determine the medical necessity of care rendered to Medicare patients where there is no national coverage determination. A consortium of Medicare fiscal intermediaries has been working together to develop a restrictive LCD on rehabilitation care. Some intermediaries are starting to finalize their LCDs for rehabilitation services. A restrictive rehabilitation LCD has the potential to significantly impact Medicare rehabilitation payments. The financial impact to HCA of any final rehabilitation LCD is uncertain.

Psychiatric
      Payments to PPS-exempt psychiatric hospitals and units are based upon reasonable cost, subject to a cost-per-discharge target (the TEFRA limits) for cost reporting periods beginning before January 1, 2005. These limits are updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting periods beginning in fiscal years 2003 and 2004 was market basket of 3.5% and 3.4%, respectively. CMS has updated the target amount by market basket of 3.3% for Federal fiscal year 2005. Caps had been established for the cost-per-discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. For cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units are no longer subject to these caps. However, if a PPS-exempt hospital or unit was subject to the cap in the cost report for the year prior to October 1, 2002, such limitation will be included in its future target amount. The cost-per-discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category.
      On November 15, 2004, CMS published a final regulation to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). The new prospective payment system replaces the cost-based system for reporting periods beginning on or after January 1, 2005. IPF PPS is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate will be effective for the 18-month period January 1, 2005 through June 30, 2006. As of December 31, 2004, HCA had seven psychiatric hospitals and 41 hospital psychiatric units.

Skilled Nursing Facilities
      CMS has established a PPS for Medicare skilled nursing facilities under which facilities are paid a per diem rate for virtually all covered services. The skilled nursing facilities PPS payment rates were updated for Federal fiscal year 2004 by market basket of 3.0% and by a positive market basket forecast error adjustment of 3.26%. For Federal fiscal year 2005, the PPS payment rates were updated by market basket of 2.8%. As of December 31, 2004, HCA had 22 skilled nursing units.

Other
      Under PPS, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for inpatient PPS and January 1, 2005 for outpatient PPS, CMS implemented a number of changes to the wage index calculation. These changes include adopting new standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas (“CBSA”) issued by the Office of Management and Budget (“OMB”). Hospitals that will be harmed by this new definition will receive a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further, CMS has applied an occupational mix adjustment factor to the wage index amounts for the first time, but has limited the adjustment to 10% of the wage index. CMS has not announced what percentage of the wage index will be impacted by the occupational mix adjustment for future years. CMS has also lowered the labor share for inpatient PPS payment from 71.1% to 62% unless the lower percentage would result in lower payments to the hospital. This change, in effect, increases payments for all hospitals whose wage index is less than 1.0. The geographic definition changes and the occupational mix adjustment have not been applied to the rehabilitation, skilled nursing facility and psychiatric prospective payment systems at this time. The financial impact, if any, that these changes will have upon the Company beyond 2005 is uncertain.

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

Managed Medicaid
      Managed Medicaid programs relate to situations where states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not abdicate program responsibilities for financing, eligibility criteria and core benefit plan design. HCA generally contracts directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state specific.

Uninsured
      HCA also provides services to patients who are not covered by insurance or by the Medicare, Medicaid or other programs. HCA provides care to patients who are financially unable to pay for the health care services they receive, and because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. In the first quarter of 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On January 1, 2005, HCA modified its policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied.

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

Managed Care and Other Discounted Plans
      Most of HCA’s hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans, Blue Cross, other private insurance companies and employers. HCA’s admissions reimbursed by managed care and other discounted plans were 42%, 44% and 47% for the years ended December 31, 2004, 2003 and 2002, respectively. Managed care contracts are typically negotiated for two-year terms. While HCA has generally received annual average price increases of seven to eight percent from managed care payers during the previous two years, there can be no assurance that HCA will continue to receive increases in the future.
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

	Years Ended December 31,

	2004	2003	2002	2001	2000

Number of hospitals at end of period(a)	182	184	173	178	187
Number of freestanding outpatient surgery centers at end of period(b)	84	79	74	76	75
Number of licensed beds at end of period(c)	41,852	42,108	39,932	40,112	41,009
Weighted average licensed beds(d)	41,997	41,568	39,985	40,645	41,659
Admissions(e)	1,659,200	1,635,200	1,582,800	1,564,100	1,553,500
Equivalent admissions(f)	2,457,300	2,405,400	2,339,400	2,311,700	2,300,800
Average length of stay (days)(g)	5.0	5.0	5.0	4.9	4.9
Average daily census(h)	22,493	22,234	21,509	21,160	20,952
Occupancy rate(i)	54%	54%	54%	52%	50%
Emergency room visits(j)	5,219,500	5,160,200	4,802,800	4,676,800	4,534,400
Outpatient surgeries(k)	834,800	814,300	809,900	804,300	823,500
Inpatient surgeries(l)	541,000	528,600	518,100	507,800	486,600

(a)	Excludes seven facilities in 2004, seven facilities in 2003, six facilities in 2002, six facilities in 2001 and nine facilities in 2000 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes eight facilities in 2004, four facilities in 2003, four facilities in 2002, three facilities in 2001 and three facilities in 2000 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in HCA’s hospitals.
(h)	Represents the average number of patients in HCA’s hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in the Company’s emergency rooms. Emergency room visits for 2003 were restated to conform to the 2004 presentation.

(k)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

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
      HCA’s strategies are designed to ensure HCA’s hospitals are competitive. HCA believes that its hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. HCA has increased its focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.
      Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, the Company’s hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. HCA believes that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, HCA strives to maintain and provide quality facilities, equipment, employees and services for physicians and their patients.
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
      State certificate of need (“CON”) laws, which place limitations on a hospital’s ability to expand hospital services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”

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
      Admissions and average lengths of stay continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, HCA intends to expand many of its facilities or acquire or construct new facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.
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

Anti-kickback Statute
      A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying, any remuneration with the intent of generating referrals or orders for services, or items covered by a Federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Federal health care programs, including Medicare and Medicaid.
      The Office of Inspector General at the Department of Health and Human Services (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other Federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, or (k) certain “gainsharing” arrangements, i.e., the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.
      In addition to issuing fraud alerts, the OIG from time to time issues compliance program guidance for certain types of health care providers. In January 2005, the OIG published Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under Federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.

      As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor, or that it is identified in a fraud alert or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. An adverse determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other Federal health care programs.

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
      In January 2001, CMS issued regulations intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process. The phase one regulations generally became effective January 4, 2002. On March 26, 2004, CMS issued an interim final rule subject to a comment period intended to clarify the remaining portions of the Stark Law. These rules, known as “phase two” of the Stark Law rulemaking, became effective July 26, 2004. While these phase two rules help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret them for enforcement purposes.
      In 2003, Congress passed legislation that modifies the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, HHS is required to conduct an analysis of specialty hospitals, including quality of care provided and physician referral patterns to these facilities. MedPAC will study cost and payment issues related to specialty hospitals. The moratorium applies to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, do not increase the number of physician investors, and meet certain other requirements. The moratorium is scheduled to expire on June 8, 2005. In January 2005, MedPAC adopted a recommendation that Congress extend the moratorium for an additional 18 months. HHS has not yet issued a report of its analysis of specialty hospitals or issued recommendations. It is uncertain how CMS will interpret this legislation, what recommendations HHS will make regarding specialty hospitals, or whether additional changes will be made to the hospital ownership exception.

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

HIPAA and BBA-97
      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by the Balanced Budget Act of 1997 (“BBA-97”), which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program.

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

HIPAA Administrative Simplification and Privacy Requirements
      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations became mandatory for HCA’s facilities in October 2003. HHS has agreed to accept noncompliant Medicare claims, for an unspecified time, to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by HHS and is not binding on private payers. In February 2004, HHS announced that noncompliant claims received by Medicare on or after July 1, 2004 will be paid no earlier than the 27th day after such claims are received. Compliant claims will continue to be paid no earlier than the 14th day after such claims are received. HCA believes that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
      HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS issued regulations containing privacy standards and compliance with these regulations became mandatory during April 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released security regulations in February 2003. The security regulations will become mandatory during April 2005 and will require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations, when fully implemented, could impose significant costs on HCA’s facilities in order to comply with these standards.
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
      The government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. The Company believes HCA’s hospitals operate in substantial compliance with EMTALA.

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
      In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA is structured to assure the Federal government of HCA’s overall Federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. The CIA also included testing for outpatient laboratory billing in 2001, which was replaced with skilled nursing facilities billing in 2003. Under the CIA, HCA has an affirmative obligation to report potential violations of applicable Federal heath care laws and regulations and has, pursuant to this obligation, reported a number of potential violations of the Stark, EMTALA and other laws, most of which we consider to be technical violations. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject HCA to substantial monetary penalties and/or exclusion from participation in the Medicare and Medicaid programs.

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

Revenue Rulings 98-15 and 2004-51
      In March 1998 and May 2004, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax rulings, the IRS has proposed, and may in the future propose, to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income to them. HCA is continuing to review the impact of the tax rulings on its existing joint ventures and the development of future joint ventures, and is consulting with its joint venture partners and tax advisers to develop appropriate courses of action.
      The tax rulings have limited development of joint ventures and any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could further limit joint venture development with not-for-profit hospitals, and/or require the restructuring of certain existing joint ventures with not-for-profits.

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
Insurance
      As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, HCA insures a substantial portion of its professional liability risks. HCA’s facilities are insured by the insurance subsidiary for losses of up to $25 million per occurrence. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary. HCA and its insurance subsidiary maintain reserves for professional liability risks that totaled $1.593 billion at December 31, 2004. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for such liability risks. HCA maintains its directors and officers, property and other typical coverages with unrelated commercial carriers.

Employees and Medical Staffs
      At December 31, 2004, HCA had approximately 191,400 employees, including approximately 53,500 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. HCA is subject to various state and Federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 16 hospitals are represented by various labor unions. HCA considers its employee relations to be satisfactory. HCA’s hospitals are experiencing some union organizational activity, and HCA anticipates that it will have elections at two hospitals in Nevada in the first quarter of 2005. However, the Company does not expect such efforts to materially affect its future operations. HCA’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, HCA has implemented several initiatives to improve retention, recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel.
      Licensed physicians, who have been accepted to the medical staff of individual hospitals, staff HCA’s hospitals. With certain exceptions, physicians generally are not employees of HCA’s hospitals. However, some physicians provide services in HCA’s hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of HCA’s hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of HCA’s hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.
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
      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year CIA with the OIG. If HCA was found to be in violation of the CIA, HCA could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on HCA’s financial position, results of operations and liquidity.

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
      HCA’s financial relationships with physicians and their immediate family members must comply with the Stark Law by meeting an exception. HCA attempts to structure its relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and HCA cannot assure that every relationship complies fully with the Stark Law.
      If HCA fails to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, it could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of its licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other Federal and state health care programs. See Item 1, “Business — Regulation and Other Factors.”
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

HCA Is Subject To Uncertainties Regarding Health Care Reform.
      In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. HCA cannot predict whether any of the above proposals, or any other proposals, will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on HCA’s business, financial position or results of operations.

HCA’s Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.
      The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by HCA’s hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic and imaging centers in the geographic areas in which HCA operates has increased significantly. As a result, most of HCA’s hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with HCA’s hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. HCA is facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If HCA’s competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, HCA may experience a decline in patient volume. See Item 1, “Business — Competition.”
      Section 507 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provided for an 18-month moratorium on the establishment of new specialty hospitals. Congress also required that MedPAC and HHS conduct studies on specialty hospitals with reports to be completed no later than 15 months after the date of enactment of MMA. In January 2005, MedPAC adopted a recommendation that Congress extend the moratorium for an additional 18 months. HHS has not yet issued a report of its analysis of specialty hospitals or issued recommendations. Congress or CMS could adopt potential modifications that could make significant changes to the Medicare DRG payment system, such as severity adjusted DRGs, DRG weights, and outliers. It is uncertain as to what, if any, action that Congress or CMS will take as a result of these studies.

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

Changes In Governmental Programs May Reduce HCA’s Revenues.
      A significant portion of HCA’s patient volumes are derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. HCA derived approximately 53% of its admissions from the Medicare and Medicaid programs in 2004. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs.
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

Demands Of Nongovernment Payers May Adversely Affect HCA’s Growth In Revenues.
      HCA’s ability to negotiate favorable contracts with nongovernment payers, including managed care plans, significantly affects the revenues and operating results of most of its hospitals. Admissions derived from managed care and other discounted plans accounted for approximately 42% of HCA’s admissions in 2004. Nongovernment payers, including managed care payers, increasingly are demanding discounted fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material adverse effect on the financial position and results of operations of HCA.

The Growth Of Uninsured And Patient Due Accounts And A Deterioration In The Collectability Of These Accounts Could Adversely Affect HCA’s Results Of Operations.
      The primary collection risks of the Company’s accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients.
      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. At December 31, 2004, the Company’s allowance for doubtful accounts represented approximately 78% of the $3.762 billion patient due accounts receivable balance, including accounts related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). The Company’s allowance for doubtful accounts represented approximately 90% of the $3.254 billion patient due accounts receivable balance, excluding pending Medicaid accounts. For the year ended December 31, 2004, the provision for doubtful accounts increased to 11.4% of revenues compared to 10.1% of revenues in 2003.
      On December 29, 2004, CMS issued guidance that has enabled hospitals to provide discounts to any uninsured patient without placing the hospital’s Medicare payments at risk. Based on this guidance, HCA implemented modifications to its self-pay policies effective January 1, 2005, the effect of which is to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, hospitals will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied.

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

HCA’s Shared Services And Other Initiatives May Not Achieve Anticipated Efficiencies.
      HCA implemented shared services initiatives designed to increase revenue, accelerate cash flows and reduce operating costs by consolidating hospitals’ back-office functions such as billing, collections and purchasing. HCA has developed ten regional patient account services (“PAS”) centers located in the Company’s major regional markets. The PASs provide the business office services that were previously performed in each facility and are intended to provide a setting to better utilize experienced personnel, share best practices and handle volumes of transactions more efficiently through stratification and specialization. HCA has implemented supply improvement and distribution programs that include consolidating purchasing functions regionally, combining warehouses and developing division-based procurement programs. HCA has expended significant sums to build and implement these shared services initiatives. There can be no assurance that HCA will be able to realize the anticipated efficiencies from these initiatives.
      During the second quarter of 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. HCA is in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $330 million to develop and install. At December 31, 2004, project-to-date costs incurred were $245 million ($151 million of the costs incurred have been capitalized and $94 million have been expensed). Management expects that the system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of those systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

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
      Any system failure that causes an interruption in service or availability of HCA’s systems could adversely affect operations or delay the collection of revenue. Even though HCA has implemented network security measures, the Company’s servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on the financial position and results of operations and harm HCA’s business reputation.

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

HCA’s Facilities Are Heavily Concentrated In Florida And Texas, Which Makes The Company Sensitive To Regulatory, Economic, Environmental And Competitive Changes In Those States.
      HCA operated 189 hospitals at December 31, 2004, and 76 of those hospitals are located in Florida and Texas. This situation makes HCA particularly sensitive to regulatory, economic, environmental and competition changes in those states.
      Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on the Company’s overall business results.

HCA May Be Subject To Liabilities From Claims By The IRS.
      HCA is currently contesting claims for income taxes and related interest proposed by the IRS for prior years aggregating approximately $404 million through December 31, 2004. The disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain business units in 1998. During 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. The IRS has not determined the amount of any additional income tax and interest that the IRS may claim upon completion of this examination or any future examinations that may be initiated by the IRS. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes.”

HCA May Be Subject To Liabilities From Claims Brought Against Its Facilities.
      HCA is subject to litigation relating to its business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. HCA insures a substantial portion of its professional liability risks through a wholly-owned subsidiary. Management believes HCA’s insurance coverage is sufficient to cover claims arising out of the operation of HCA’s facilities. HCA’s wholly-owned insurance subsidiary historically has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, the results of operations and financial position of HCA could be adversely affected.

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
      In addition to HCA’s operating results, the operating results of other hospital companies, changes in financial estimates or recommendations by analysts, changes in government health care programs, governmental investigations and litigation, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry, could cause the market price of HCA’s common stock to fluctuate substantially.

HCA Has Increased Leverage As A Result Of Financing Its Recently Completed “Dutch” Auction Tender Offer.
      In October 2004, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of its common stock. To finance the tender offer, HCA used approximately $1.25 billion under the revolving credit facility (the “Credit Facility”) and term loan facility available to it pursuant to its Credit Agreement dated November 9, 2004 with certain lenders, issued $500 million aggregate principal amount of 5.500% Notes due 2009, and issued $750 million aggregate principal amount of 6.375% Notes due 2015. HCA’s total long-term debt, including amounts due within one year, increased from $8.707 billion at December 31, 2003 to $10.530 billion at December 31, 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Market Risk” and Note 10 — Long-Term Debt in the notes to consolidated financial statements for additional information on HCA’s debt obligations.
      HCA may continue to make borrowings under the Credit Facility, and in December 2004, filed a shelf registration statement with the Securities and Exchange Commission which will allow the Company to issue, from time to time, up to $1.5 billion in additional debt securities. HCA’s ability to make payments on its debt and to fund planned capital expenditures and the operation of its business will depend on its cash flow from operations, amounts available under the Credit Facility and HCA’s access to public and private debt markets. HCA’s increased debt service obligations could, among other things:

•	limit its ability to borrow money or raise capital to fund its working capital, capital expenditures and debt service or for other purposes;

•	increase its vulnerability to adverse economic and industry conditions;

•	limit its ability to pay dividends and to obtain additional financing and limit its flexibility in planning for, or reacting to, changes in its business or the industry; and

•	require the dedication of a substantial portion of its cash flow from operating activities to the payment of principal of, and interest on, its debt.

Executive Officers of the Registrant
      The executive officers of HCA as of February 28, 2005, were as follows:

Name	Age	Position(s)

Jack O. Bovender, Jr.	59	Chairman of the Board and Chief Executive Officer
Richard M. Bracken	52	President, Chief Operating Officer and Director
David G. Anderson	57	Senior Vice President — Finance and Treasurer
Victor L. Campbell	58	Senior Vice President
Rosalyn S. Elton	43	Senior Vice President — Operations Finance
Charles R. Evans	60	President — Eastern Group
James A. Fitzgerald, Jr	50	Senior Vice President — Supply Chain Operations
V. Carl George	60	Senior Vice President — Development
R. Sam Hankins, Jr.	54	Chief Financial Officer — Outpatient Services Group
Samuel N. Hazen	44	President — Western Group
Frank M. Houser, M.D.	64	Senior Vice President — Quality and Medical Director
R. Milton Johnson	48	Executive Vice President and Chief Financial Officer
Patricia T. Lindler	57	Senior Vice President — Government Programs
A. Bruce Moore, Jr.	45	Senior Vice President; and Chief Operating Officer — Outpatient Services Group
William B. Rutherford	41	Chief Financial Officer — Eastern Group
Richard J. Shallcross	46	Chief Financial Officer — Western Group
Joseph N. Steakley	50	Senior Vice President — Internal Audit Services
John M. Steele	49	Senior Vice President — Human Resources
Marilyn B. Tavenner	53	President — Outpatient Services Group
Beverly B. Wallace	54	President — Financial Services Group
Robert A. Waterman	51	Senior Vice President and General Counsel
Noel Brown Williams	49	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	55	Senior Vice President — Ethics, Compliance and Corporate Responsibility
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
      Charles R. Evans was appointed President — Eastern Group of the Company in May 2004. Mr. Evans served as President — Southeast Division from January 2001 until May 2004. Mr. Evans served as President — Mid America Division from January 1998 until December 2000. Prior to that time, Mr. Evans served as President — North Carolina Division from April 1996 until December 1997, and as President — First Coast Health Network from January 1995 until March 1996. Prior to that time, Mr. Evans served in various positions with Community Hospitals Indianapolis.
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
      R. Sam Hankins, Jr. was appointed Chief Financial Officer — Outpatient Services Group in May 2004. Mr. Hankins served as Chief Financial Officer — West Florida Division from January 1998 until May 2004. Prior to that time, Mr. Hankins served as Chief Financial Officer — Northeast Division from March 1997 until December 1997, and as Chief Financial Officer — Richmond Division from March 1996 until February 1997. Prior to that time, Mr. Hankins served in various positions with CJW Medical Center in Richmond, Virginia and with several hospitals.
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
      R. Milton Johnson has served as Executive Vice President and Chief Financial Officer of the Company since July 2004. Mr. Johnson served as Senior Vice President and Controller of the Company from July 1999 until July 2004. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust from September 1987 to April 1995.
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
      A. Bruce Moore, Jr. has served as Senior Vice President; and Chief Operating Officer — Outpatient Services Group since July 2004. Mr. Moore served as Senior Vice President — Operations Administration from July 1999 until July 2004. Mr. Moore served as Vice President — Operations Administration of the Company from September 1997 to July 1999. From October 1996 to September 1997, Mr. Moore served as Vice President — Benefits of the Company. Mr. Moore served as Vice President of Compensation of the Company from March 1995 until October 1996.
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
      Beverly B. Wallace was appointed President — Financial Services Group in January 2003. Ms. Wallace served as Senior Vice President — Revenue Cycle Operations Management of the Company from July 1999 to January 2003. Ms. Wallace served as Vice President — Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President — Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial Officer — Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer — Mid-America Division of the Company.
      Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was also Chair of the firm’s healthcare group during 1997.
      Noel Brown Williams has served as Senior Vice President and Chief Information Officer of the Company since October 1997. From October 1996 to September 1997, Ms. Williams served as Chief Information Officer for American Service Group/ Prison Health Services, Inc. From September 1995 to September 1996, Ms. Williams worked as an independent consultant. From June 1993 to June 1995, Ms. Williams served as Vice President, Information Services for HCA Information Services. From February 1979 to June 1993, she held various positions with HCA-Hospital Corporation of America Information Services.
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
      The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by the Company as of December 31, 2004:

State	Hospitals	Beds

Alaska	1	254
California	5	1,468
Colorado	7	2,225
Florida	40	10,325
Georgia	14	2,336
Idaho	2	476
Indiana	1	282
Kansas	4	1,286
Kentucky	2	384
Louisiana	13	1,916
Mississippi	1	130
Missouri	8	1,776
Nevada	3	1,030
New Hampshire	2	295
North Carolina	1	60
Oklahoma	3	1,232
South Carolina	3	740
Tennessee	12	2,197
Texas	36	9,493
Utah	6	912
Virginia	12	3,300
Washington	1	119
West Virginia	4	917

International
Switzerland	2	220
England	6	704

	189	44,077

      In addition to the hospitals listed in the above table, HCA directly or indirectly operates 92 freestanding surgery centers. HCA also operates medical office buildings in conjunction with some of its hospitals. These office buildings are primarily occupied by physicians who practice at HCA’s hospitals.
      HCA maintains its headquarters in approximately 906,000 square feet of space in six office buildings in Nashville, Tennessee. In addition to the headquarters in Nashville, HCA maintains service centers related to the Company’s shared services initiatives. These service centers are located in markets in which the Company operates hospitals.
      HCA’s headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for HCA’s present needs. HCA’s properties are subject to various Federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect HCA’s financial position or results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      HCA’s common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) (symbol “HCA”). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE composite tape for HCA’s common stock.

	Sales Price		Cash
			Dividend
	High	Low	Declared

2004
First Quarter	$46.60	$38.98	$0.13
Second Quarter	43.24	38.00	0.13
Third Quarter	42.30	36.44	0.13
Fourth Quarter	41.64	34.70	0.13
2003
First Quarter	$44.45	$37.00	$0.02
Second Quarter	41.36	27.30	0.02
Third Quarter	40.05	31.60	0.02
Fourth Quarter	43.45	35.11	0.02
      At the close of business on February 28, 2005, there were approximately 14,100 holders of record of HCA’s common stock and one holder of record of HCA’s nonvoting common stock.
      In January 2004, HCA’s Board of Directors approved an increase in its quarterly dividend from $0.02 per share to $0.13 per share. The Board declared the initial $0.13 per share dividend payable on June 1, 2004 to shareholders of record at May 1, 2004. In January 2005, HCA’s Board of Directors approved an increase in its quarterly dividend from $0.13 per share to $0.15 per share. The Board declared the initial $0.15 per share dividend payable on June 1, 2005 to shareholders of record at May 1, 2005. The declaration and payment of future dividends by HCA will depend upon many factors, including HCA’s earnings, financial position, business needs, capital and surplus and regulatory considerations.
      This table provides certain information as of December 31, 2004 with respect to HCA’s repurchases of its common stock.

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value of Shares That
		Average	Announced Share	May Yet Be Purchased
	Total Number of	Price Paid	Repurchase	Under Announced Share
Period	Shares Repurchased	per Share	Programs	Repurchase Programs

October 1, 2004 through October 31, 2004	—	—	—	$2.501 billion
November 1, 2004 through November 30, 2004	62.0 million	$39.75	62.0 million	$35 million
December 1, 2004 through December 31, 2004	0.9 million	$40.29	62.9 million	$—

Total for Fourth Quarter 2004	62.9 million	$39.76	62.9 million	$—

      On October 13, 2004, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of its common stock. HCA completed this authorization in December 2004.

Item 6.	Selected Financial Data
HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2004	2003	2002	2001	2000

Summary of Operations:
Revenues	$23,502	$21,808	$19,729	$17,953	$16,670
Salaries and benefits	9,419	8,682	7,952	7,279	6,639
Supplies	3,901	3,522	3,158	2,860	2,640
Other operating expenses	3,797	3,676	3,341	3,238	3,208
Provision for doubtful accounts	2,669	2,207	1,581	1,376	1,255
(Gains) losses on investments	(56)	(1)	2	(63)	(123)
Equity in earnings of affiliates	(194)	(199)	(206)	(158)	(126)
Depreciation and amortization	1,250	1,112	1,010	1,048	1,033
Interest expense	563	491	446	536	559
Government settlement and investigation related costs	—	(33)	661	327	902
Gains on sales of facilities	—	(85)	(6)	(131)	(34)
Impairment of investment securities	—	—	168	—	—
Impairment of long-lived assets	12	130	19	17	117
Loss on retirement of debt	—	—	—	28	—

	21,361	19,502	18,126	16,357	16,070

Income before minority interests and income taxes	2,141	2,306	1,603	1,596	600
Minority interests in earnings of consolidated entities	168	150	148	119	84

Income before income taxes	1,973	2,156	1,455	1,477	516
Provision for income taxes	727	824	622	591	297

Reported net income	1,246	1,332	833	886	219
Goodwill amortization, net of income taxes	—	—	—	69	73

Adjusted net income	$1,246	$1,332	$833	$955	$292

Basic earnings per share:
Reported net income	$2.62	$2.66	$1.63	$1.69	$0.39
Goodwill amortization, net of income taxes	—	—	—	0.13	0.13

Adjusted net income	$2.62	$2.66	$1.63	$1.82	$0.52

Shares used in computing basic earnings per share (in thousands)	475,620	501,799	511,824	524,112	555,553
Diluted earnings per share:
Reported net income	$2.58	$2.61	$1.59	$1.65	$0.39
Goodwill amortization, net of income taxes	—	—	—	0.13	0.13

Adjusted net income	$2.58	$2.61	$1.59	$1.78	$0.52

Shares used in computing diluted earnings per share (in thousands)	483,663	510,874	525,219	538,177	567,685
Cash dividends declared per common share	$0.52	$0.08	$0.08	$0.08	$0.08
Financial Position:
Assets	$21,465	$21,063	$18,741	$17,730	$17,568
Working capital	1,509	1,654	766	957	312
Long-term debt, including amounts due within one year	10,530	8,707	6,943	7,360	6,752
Minority interests in equity of consolidated entities	809	680	611	563	572
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	—	—	400	—
Forward purchase contracts and put options	—	—	—	—	769
Stockholders’ equity	4,407	6,209	5,702	4,762	4,405

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31 — (Continued)
(Dollars in millions, except per share amounts)

	2004	2003	2002	2001	2000

Cash Flow Data:
Cash provided by operating activities	$3,049	$2,166	$2,750	$1,413	$1,547
Cash used in investing activities	(1,688)	(2,862)	(1,740)	(1,300)	(1,087)
Cash (used in) provided by financing activities	(1,347)	650	(934)	(342)	(336)
Operating Data:
Number of hospitals at end of period(a)	182	184	173	178	187
Number of freestanding outpatient surgical centers at end of period(b)	84	79	74	76	75
Number of licensed beds at end of period(c)	41,852	42,108	39,932	40,112	41,009
Weighted average licensed beds(d)	41,997	41,568	39,985	40,645	41,659
Admissions(e)	1,659,200	1,635,200	1,582,800	1,564,100	1,553,500
Equivalent admissions(f)	2,457,300	2,405,400	2,339,400	2,311,700	2,300,800
Average length of stay (days)(g)	5.0	5.0	5.0	4.9	4.9
Average daily census(h)	22,493	22,234	21,509	21,160	20,952
Occupancy(i)	54%	54%	54%	52%	50%
Emergency room visits(j)	5,219,500	5,160,200	4,802,800	4,676,800	4,534,400
Outpatient surgeries(k)	834,800	814,300	809,900	804,300	823,500
Inpatient surgeries(l)	541,000	528,600	518,100	507,800	486,600
Days in accounts receivable(m)	48	52	52	49	49
Gross patient revenues(n)	$71,279	$62,626	$53,542	$44,947	$39,975
Outpatient revenues as a % of patient revenues(o)	38%	37%	37%	37%	37%

(a)	Excludes seven facilities in 2004, seven facilities in 2003, six facilities in 2002, six facilities in 2001 and nine facilities in 2000 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes eight facilities in 2004, four facilities in 2003, four facilities in 2002, three facilities in 2001 and three facilities in 2000 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in HCA’s hospitals.
(h)	Represents the average number of patients in HCA’s hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in the Company’s emergency rooms. Emergency room visits for 2003 were restated to conform to the 2004 presentation.
(k)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(m)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of the allowance for doubtful accounts, at the end of the period is then divided by revenues per day.
(n)	Gross patient revenues are based upon the Company’s standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(o)	Represents the percentage of patient revenues related to patients who are not admitted to HCA’s hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
      This “Annual Report on Form 10-K” includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the increased leverage resulting from the financing of the recently completed tender offer, (ii) increases in the amount and risk of collectability of uninsured accounts and deductibles and copayment amounts for insured accounts, (iii) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (iv) the highly competitive nature of the health care business, (v) the efforts of insurers, health care providers and others to contain health care costs, (vi) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (vii) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (viii) potential liabilities and other claims that may be asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) the impact of HCA’s charity care and uninsured discounting policy changes, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company’s business, (xvi) changes in business strategy or development plans, (xvii) delays in receiving payments for services provided, (xviii) the possible enactment of Federal or state health care reform, (xix) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) changes in Federal, state or local regulations affecting the health care industry, (xxii) the ability to successfully integrate the operations of Health Midwest, (xxiii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xxiv) maintaining the increased quarterly cash dividend rate for the entire fiscal year, and (xxv) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.
2004 Operations Summary
      Net income totaled $1.246 billion, or $2.58 per diluted share, for the year ended December 31, 2004 compared to $1.332 billion, or $2.61 per diluted share, for the year ended December 31, 2003. The 2004 results include a favorable change in HCA’s estimated provision for doubtful accounts totaling approximately

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
2004 Operations Summary (Continued)
$46 million, pretax, or $0.06 per diluted share, based upon refinements to its allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copays and deductibles and collection agency placements. A $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability insurance reserves also impacted the 2004 results. This positive change was determined based upon the semiannual, independent actuarial analyses which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs. Two negative impacts on 2004 results include an estimated adverse financial impact from hurricanes Charley, Frances, Ivan and Jeanne of $40 million, or $0.05 per diluted share, and an asset impairment charge of $12 million, or $0.02 per diluted share, associated with the closure of San Jose Medical Center, in San Jose, California. HCA repurchased 62.9 million shares of its common stock during the fourth quarter of 2004. HCA’s shares used for diluted earnings per share for the year ended December 31, 2004 were 483.7 million shares, compared to 510.9 million shares for the year ended December 31, 2003.
      Revenues rose 7.8% for the year ended December 31, 2004, revenue per equivalent admission increased 5.5%, admissions increased 1.5% and equivalent admissions increased 2.2% compared to the year ended December 31, 2003. While revenue per equivalent admission increased 5.5%, salaries per equivalent admission increased 6.2% and supplies per equivalent admission increased 8.5%.
      The Company’s provision for doubtful accounts increased to $2.669 billion, or 11.4% of revenues, for the year ended December 31, 2004, compared to $2.207 billion, or 10.1% of revenues, for the year ended December 31, 2003 due to continued trends associated with growth of uninsured accounts and a deterioration in the collectability of these accounts.
      While the Company has faced both operational and investigation related challenges during the past three years, management believes that it is important to recognize that HCA has generated cash provided by operating activities of $3.049 billion, $2.166 billion and $2.750 billion during 2004, 2003 and 2002, respectively.
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

•	Commitment to ethics and compliance: HCA is committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. The Company’s comprehensive ethics and compliance program reinforces HCA’s dedication to these values.

•	Focus on core communities: HCA strives to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States.

•	Becoming the health care employer of choice: HCA uses a number of industry-leading practices to help ensure its hospitals are a health care employer of choice in their communities. The Company’s labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and include various leadership and career development programs. The Company also maintains an internal contract labor agency to provide improved quality and reduce costs.

•	Continuing to strive for operational excellence: The Company’s focus on operational excellence includes a group purchasing organization that achieves pricing efficiencies in purchasing and supply contracts. HCA also uses a shared services model to process revenue and accounts receivable through ten regional patient accounting services centers. HCA has increased its focus on operating outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians. As part of this focus, HCA may buy or build outpatient facilities to improve its market presence.

•	Allocating capital to strategically complement its operational strategy and enhance stockholder value: HCA’s capital spending is intended to increase bed capacity, provide new or expanded services in existing facilities, maintain or replace equipment and renovate existing facilities or construct replacement facilities. The Company also selectively evaluates acquisitions that may complement its strategies in existing or new markets. Capital may also be allocated to take advantage of opportunities such as repayment of indebtedness, stock repurchases and payment of dividends.
Critical Accounting Policies and Estimates
      The preparation of HCA’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. HCA’s management base their estimates on historical experience and various other assumptions that they believe are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results may differ from these estimates.
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
management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Management has invested significant resources to refine and improve its computerized billing system and the information system data used to make contractual allowance estimates. Management has developed standardized calculation processes and related training programs to improve the utility of the patient accounting systems.
      The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, and HCA’s commitment to providing quality patient care encourages the Company to provide services to patients who are financially unable to pay for the health care services they receive.
      HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care; therefore, they are not reported in revenues. The revenues associated with uninsured patients that do not meet the Company’s guidelines to qualify as charity care have generally been reported in revenues at gross charges. During 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care, who have income at or below 200% of the Federal poverty level, are eligible for charity care, a standard HCA estimates that 70% of its affiliated hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On January 1, 2005, HCA modified its policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied. HCA expects that this new policy will lower revenues and the provision for doubtful accounts by generally corresponding amounts.
      Due to the complexities involved in these estimations of revenues earned, the health care services authorized and provided and related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. A hypothetical 1% change in receivables that are net of contractual discounts at December 31, 2004, would result in an impact on pretax earnings of approximately $23 million.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts
      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is HCA’s primary source of cash and is critical to the Company’s operating performance. The primary collection risks relate to the uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)
accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. HCA considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Because HCA does not pursue collection of amounts related to patients that meet the Company’s guidelines to qualify as charity care, they are not reported in revenues and do not have an impact on the provision for doubtful accounts. On January 1, 2005, HCA began providing a discount to uninsured patients who do not qualify for Medicaid or charity care. HCA expects that this new policy will lower revenues and the provision for doubtful accounts by generally, corresponding amounts.
      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of HCA’s accounts receivable. Prior to the third quarter of 2003, the Company performed the hindsight analysis on an annual basis. The results of the annual hindsight analysis that was completed during the second quarter of 2003 indicated an increasing proportion of accounts receivable being comprised of uninsured accounts and the collectability of this category of accounts had deteriorated. Beginning with the third quarter of 2003, HCA began performing a quarterly, rolling twelve-month hindsight analysis to enable a more timely reaction to trends affecting the collectability of the accounts receivable. The provision for doubtful accounts for the year ended December 31, 2004 includes a favorable change in the estimated provision totaling approximately $46 million, pretax or $0.06 per diluted share, based upon refinements to the allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copayments and deductibles and collection agency placements. At December 31, 2004, the Company’s allowance for doubtful accounts represented approximately 78% of the $3.762 billion patient due accounts receivable balance, including accounts related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). The Company’s allowance for doubtful accounts represented approximately 90% of the $3.254 billion patient due accounts receivable balance, excluding pending Medicaid accounts. Revenue days in accounts receivable were 48 days, 52 days and 52 days at December 31, 2004, 2003 and 2002, respectively. The provision for doubtful accounts increased to 11.4% of revenues for 2004, from 10.1% of revenues for 2003 and from 8.0% of revenues in 2002. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental and private employer health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)
      The approximate breakdown of accounts receivable by payor classification as of December 31, 2004 and 2003 is set forth in the following table:

	% of Accounts Receivable

	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts Receivable Aging at December 31, 2004:
Medicare and Medicaid	11%	1%	2%
Managed care and other discounted	20	3	1
Uninsured	22	13	27

Total	53%	17%	30%

Accounts Receivable Aging at December 31, 2003:
Medicare and Medicaid	11%	2%	2%
Managed care and other discounted	20	3	1
Uninsured	24	12	25

Total	55%	17%	28%

Investments of Insurance Subsidiary — Other-than-temporary Impairment Considerations
      HCA’s wholly-owned insurance subsidiary holds debt and equity security investments having an aggregate fair value of $2.322 billion at December 31, 2004. The fair value of the investment securities is generally based on quoted market prices. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management’s assessment each quarter of whether a decline in fair value is temporary or other-than-temporary involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery of the investment’s fair value are important components of management’s investment securities evaluation process. During 2002, HCA recognized a $168 million other-than-temporary impairment charge related, primarily, to the insurance subsidiary’s equity investment securities. There were no other-than-temporary declines in fair value during 2003 and 2004 and at December 31, 2004, the insurance subsidiary’s investment security portfolio had unrealized gains of $233 million and unrealized losses of $2 million.

Professional Liability Claims
      HCA, along with virtually all health care providers, operates in an environment with professional liability risks. A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.593 billion and $1.624 billion at December 31, 2004 and December 31, 2003, respectively. The current portion of these reserves, $310 million at both Decem-

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Professional Liability Claims (Continued)
ber 31, 2004 and 2003, is included in “other accrued expenses.” Obligations covered by reinsurance contracts remain on the balance sheet as the insurance subsidiary remains liable to the extent that reinsurers do not meet their obligations. Reserves for professional liability risks (net of $79 million and $147 million receivable under reinsurance contracts at December 31, 2004 and 2003, respectively) were $1.514 billion and $1.477 billion at December 31, 2004 and 2003, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries’ estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.296 billion to $1.530 billion at December 31, 2004 and $1.255 billion to $1.515 billion at December 31, 2003. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.
      The reserves for professional liability risks cover approximately 3,500 and 3,900 individual claims at December 31, 2004 and 2003, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.
      Provisions for losses related to professional liability risks were $291 million, $380 million and $315 million for the years ended December 31, 2004, 2003 and 2002, respectively. The provision for losses for the year ended December 31, 2004 includes a $59 million reduction to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the semiannual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs.
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
      Revenues increased 7.8% to $23.502 billion for the year ended December 31, 2004 from $21.808 billion for the year ended December 31, 2003 and increased 10.5% to $21.808 billion for the year ended December 31, 2003 from $19.729 billion for the year ended December 31, 2002. The increase in revenues in 2004 can be primarily attributed to a 1.3% increase in same facility equivalent admissions and a 6.0% increase in same facility revenue per equivalent admission compared to the prior year. For the year ended

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Revenue/Volume Trends (Continued)
December 31, 2004, 89.8% of the $1.694 billion increase in revenues, compared to the year ended December 31, 2003, was related to the increase in same facility revenues and the remaining 10.2% of the increase relates to acquired facilities. The increase in revenues in 2003 can be primarily attributed to a 7.5% increase in same facility revenue per equivalent admission compared to 2002 and $698 million of revenues from the eleven Kansas City hospitals that were acquired during April 2003.
      Same facility admissions increased by 0.7% in 2004 compared to 2003 and increased 0.6% in 2003 compared to 2002. Same facility inpatient surgeries increased 2.2% and same facility outpatient surgeries increased 1.4% during 2004 compared to 2003. Same facility inpatient surgeries decreased 0.2% and same facility outpatient surgeries decreased 3.0% during 2003 compared to 2002. Same facility emergency room visits increased 0.2% during 2004 compared to 2003 and increased 4.2% during 2003 compared to 2002.
      Admissions related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and uninsured for the years ended December 31, 2004, 2003 and 2002 are set forth below. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

	Years Ended December 31,

	2004	2003	2002

Medicare	39%	39%	38%
Medicaid	10	13	11
Managed Medicaid	4	(a )	(a )
Managed care and other discounted plans	42	44	47
Uninsured	5	4	4

	100%	100%	100%

(a)	Prior to 2004, managed Medicaid admissions were classified as either Medicaid or managed care.
      Same facility uninsured emergency room visits increased 7.6% and uninsured admissions increased 9.7% during 2004 compared to 2003. Same facility uninsured emergency room visits increased 10.5% and uninsured admissions increased 6.9% during 2003 compared to 2002.
      Management cannot predict whether the current trends in uninsured admissions and net revenue per equivalent admission will continue. While complying with all Federal and state laws and regulations, including but not limited to the EMTALA, and the Company’s commitment to providing quality patient care, the Company has begun implementing improvements in the following areas: treating patients in the most clinically appropriate and cost-effective setting; collecting appropriate patient information at the appropriate times; and improving cash collections earlier in the patient encounter and at the point of discharge.
      At December 31, 2004, HCA owned and operated 40 hospitals and 28 surgery centers in the state of Florida. HCA’s Florida facilities revenues totaled $6.036 billion and $5.545 billion for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, HCA owned and operated 36 hospitals and 19 surgery centers in the state of Texas. HCA’s Texas facilities revenues totaled $3.725 billion and $3.520 billion for the years ended December 31, 2004 and 2003, respectively.
      HCA recorded $124 million, $221 million, and $284 million of revenues related to Medicare operating outlier cases for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts represent 2.0%, 3.7% and 5.1% of Medicare revenues and 0.5%, 1.0% and 1.4% of total revenues for the years ended

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Revenue/Volume Trends (Continued)
December 31, 2004, 2003 and 2002, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.
      HCA provided $926 million, $821 million and $579 million of charity care and discounts to the uninsured during the years ended December 31, 2004, 2003 and 2002, respectively. On January 1, 2005, HCA modified its policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied.
      The approximate percentages of inpatient revenues of the Company’s facilities related to Medicare, Medicaid, managed Medicaid, managed care plans and other discounted plans and uninsured for the years ended December 31, 2004, 2003 and 2002 are set forth below. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

	Years Ended December 31,

	2004	2003	2002

Medicare	37%	38%	38%
Medicaid	6	8	6
Managed Medicaid	3	(a )	(a )
Managed care and other discounted plans	46	48	49
Uninsured	8	6	7

	100%	100%	100%

(a)	Prior to 2004, managed Medicaid revenues were classified as either Medicaid or managed care.
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

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Operating Results Summary
      The following are comparative summaries of net income for the years ended December 31, 2004, 2003 and 2002 (dollars in millions, except per share amounts):

	2004		2003		2002

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$23,502	100.0	$21,808	100.0	$19,729	100.0
Salaries and benefits	9,419	40.1	8,682	39.8	7,952	40.3
Supplies	3,901	16.6	3,522	16.2	3,158	16.0
Other operating expenses	3,797	16.0	3,676	16.8	3,341	16.9
Provision for doubtful accounts	2,669	11.4	2,207	10.1	1,581	8.0
(Gains) losses on investments	(56)	(0.2)	(1)	—	2	—
Equity in earnings of affiliates	(194)	(0.8)	(199)	(0.9)	(206)	(1.0)
Depreciation and amortization	1,250	5.3	1,112	5.1	1,010	5.0
Interest expense	563	2.4	491	2.3	446	2.3
Government settlement and investigation related costs	—	—	(33)	(0.2)	661	3.4
Gains on sales of facilities	—	—	(85)	(0.4)	(6)	—
Impairment of investment securities	—	—	—	—	168	0.9
Impairment of long-lived assets	12	0.1	130	0.6	19	0.1

	21,361	90.9	19,502	89.4	18,126	91.9

Income before minority interests and income taxes	2,141	9.1	2,306	10.6	1,603	8.1
Minority interests in earnings of consolidated entities	168	0.7	150	0.7	148	0.7

Income before income taxes	1,973	8.4	2,156	9.9	1,455	7.4
Provision for income taxes	727	3.1	824	3.8	622	3.2

Net income	$1,246	5.3	$1,332	6.1	$833	4.2

Earnings per share:
Basic earnings per share	$2.62		$2.66		$1.63
Diluted earnings per share	$2.58		$2.61		$1.59
% changes from prior year:
Revenues	7.8%		10.5%		9.9%
Income before income taxes	(8.5)		48.2		(1.5)
Net income	(6.5)		59.9		(12.8)
Basic earnings per share	(1.5)		63.2		(10.4)
Diluted earnings per share	(1.1)		64.2		(10.7)
Admissions(a)	1.5		3.3		1.2
Equivalent admissions(b)	2.2		2.8		1.2
Revenue per equivalent admission	5.5		7.5		8.6
Same facility % changes from prior year(c):
Revenues	7.3		7.6		11.7
Admissions(a)	0.7		0.6		2.5
Equivalent admissions(b)	1.3		—		2.6
Revenue per equivalent admission	6.0		7.5		8.8

(a)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired or divested during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Years Ended December 31, 2004 and 2003
      Net income decreased 6.5% from $1.332 billion, or $2.61 per diluted share, for the year ended December 31, 2003 to $1.246 billion or $2.58 per diluted share, for the year ended December 31, 2004. The 2004 results include a favorable change in HCA’s estimated provision for doubtful accounts totaling approximately $46 million, or $0.06 per diluted share, based upon refinements to its allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copayments and deductibles and collection agency placements, a $59 million reduction, or $0.07 per diluted share, to the Company’s estimated professional liability reserves, an adverse financial impact from hurricanes Charley, Frances, Ivan and Jeanne of $40 million, or $0.05 per diluted share, an impairment of long-lived assets of $12 million, or $0.02 per diluted share, and a favorable $19 million, or $0.04 per diluted share, reduction in the effective income tax rate. The 2003 results include a favorable settlement with the Federal government, net of investigation related costs, of $33 million, or $0.04 per diluted share, an asset impairment charge of $130 million, or $0.16 per diluted share, and gains on sales of facilities of $85 million, or $0.10 per diluted share.
      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During the years ended December 31, 2004 and 2003, respectively, the acquired Kansas City hospitals produced revenues of $885 million and $698 million and losses before income taxes of $31 million and $35 million. The 2003 amounts include operations subsequent to the April 1, 2003 acquisition date.
      Revenues increased 7.8% to $23.5 billion for the year ended December 31, 2004 compared to $21.8 billion for the year ended December 31, 2003. The increase was due to a 2.2% increase in equivalent admissions and an increase in revenue per equivalent admission of 5.5%. For the year ended December 31, 2004, admissions increased 1.5% and same facility admissions increased by 0.7% compared to 2003. Outpatient surgical volumes increased 2.5%, and increased 1.4% on a same facility basis.
      Salaries and benefits, as a percentage of revenues, remained relatively flat at 40.1% in 2004 and 39.8% in 2003.
      Supply costs increased, as a percentage of revenues, to 16.6% for the year ended December 31, 2004 compared to 16.2% for the year ended December 31, 2003. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas. Expenditures for drug-eluting stents increased from $49 million for 2003 to $137 million for 2004.
      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 16.0% in 2004 from 16.8% in 2003. The decrease, as a percentage of revenues, is primarily due to reductions in the Company’s estimated provision for losses related to professional liability risks from $380 million for the year ended December 31, 2003 to $291 million for the year ended December 31, 2004. Other operating expenses were adversely affected during 2004 due to repairs and other miscellaneous expenses which resulted from the hurricanes and are estimated to have cost the Company $18 million, net of insurance recoveries. Other operating expenses also tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses include significant fixed cost components.
      The provision for doubtful accounts, as a percentage of revenues, increased to 11.4% for the year ended December 31, 2004 from 10.1% for the year ended December 31, 2003. The factors influencing this increase include increasing patient financial responsibilities and uninsured accounts, and a deterioration in the collectability of these accounts. HCA believes the increases in uninsured patients and deterioration in the

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Years Ended December 31, 2004 and 2003 (Continued)
collectability of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of HCA’s markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states.
      Gains on investments for the year ended December 31, 2004 of $56 million consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary. Gains on investments for the year ended December 31, 2003 were $1 million. At December 31, 2004, HCA had net unrealized gains of $231 million on the insurance subsidiary’s investment securities.
      Equity in earnings of affiliates remained relatively flat and were $194 million for the year ended December 31, 2004 compared to $199 million for the year ended December 31, 2003.
      Depreciation and amortization increased, as a percentage of revenues, to 5.3% in the year ended December 31, 2004 from 5.1% in the year ended December 31, 2003. The increase of $138 million of depreciation and amortization is the result of $6.1 billion of capital spending, including acquisitions, during the last three years.
      Interest expense increased to $563 million for the year ended December 31, 2004 from $491 million for the year ended December 31, 2003. The average rate for the Company’s Credit Facility increased from 1.9% for the year ended December 31, 2003 to 2.2% for the year ended December 31, 2004, and the average rate for the Company’s bank term loans increased from 2.2% for the year ended December 31, 2003 to 2.6% for the year ended December 31, 2004. At December 31, 2004, approximately 26.6% of HCA’s debt portfolio was in variable rate debt, while at December 31, 2003, approximately 24.2% of HCA’s debt portfolio was in variable rate debt. During 2003 interest rates were lower for variable rate debt than they were in 2004. The average of the beginning and ending debt balances for the Company increased from $7.825 billion for the year ended December 31, 2003 to $9.619 billion for the year ended December 31, 2004.
      During 2004, HCA closed San Jose Medical Center in San Jose, California, resulting in a pretax charge of $12 million ($8 million after-tax). During 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million ($79 million after-tax).
      During 2003, HCA recognized a pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals, and a working capital settlement related to a sale completed in 2002.
      Minority interests in earnings of consolidated entities increased to $168 million for the year ended December 31, 2004 compared to $150 million for the year ended December 31, 2003 due to improved operations during 2004 at HCA’s joint ventures.
      The effective income tax rate was 36.8% in 2004 and 38.2% in 2003. The Company’s effective tax rate was adjusted to reduce estimated state taxes in the fourth quarter of 2004, resulting in a tax expense reduction of $19 million, or $0.04 per diluted share.

Years Ended December 31, 2003 and 2002
      Net income totaled $1.332 billion, or $2.61 per diluted share, in 2003 compared to $833 million, or $1.59 per diluted share, in 2002. The operating results for 2003 include a favorable change in estimate related

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Years Ended December 31, 2003 and 2002 (Continued)
to Medicaid cost report balances for cost report years ended 1997, and prior, net of investigation related costs, of $33 million pretax, or $0.04 per diluted share, gains on sales of facilities of $85 million pretax, or $0.10 per diluted share, and an impairment of long-lived assets of $130 million pretax, or $0.16 per diluted share. The operating results for 2002 include a $661 million pretax charge, or $0.87 per diluted share, related to the settlement with government agencies and investigation related costs, gains on the sales of facilities of $6 million pretax, or $0.01 per diluted share, a $168 million pretax charge, or $0.20 per diluted share, on the impairment of investment securities, and an impairment of long-lived assets of $19 million pretax, or $0.03 per diluted share.
      In April 2003, HCA completed the acquisition of eleven hospitals in Kansas City. During 2003, the acquired Kansas City hospitals produced revenues of $698 million and losses before income taxes of $35 million. The Kansas City hospitals are included in the Company’s Western Group. The 2003 amounts include operations subsequent to the April 1, 2003 acquisition date.
      For 2003, admissions increased 3.3% and same facility admissions increased by 0.6% compared to 2002. Outpatient surgical volumes increased 0.5%, but decreased 3.0% on a same facility basis. The weaker than expected volumes were the result of general economic conditions and increasing unemployment levels in certain markets. Additionally, in certain markets, physician issues related to physicians retiring or relocating due to rising physician malpractice insurance rates, managed care contract disputes and new competition, both in the inpatient and outpatient lines of business, contributed to a slower rate of volume growth.
      Revenues for 2003 increased 10.5% compared to 2002. The 10.5% increase in revenues is primarily attributable to the 7.6% increase in same facility revenues and the $698 million of revenues related to the acquired Kansas City hospitals. The 7.6% increase in same facility revenues is primarily attributable to rate increases, as same facility equivalent admissions remained flat in 2003.
      Salaries and benefits, as a percentage of revenues, decreased to 39.8% in 2003 from 40.3% in 2002. Excluding the acquired Kansas City hospitals, salaries and benefits, as a percentage of revenues, were 39.6% for 2003. The decreases reflect improvements in the utilization of contract labor. Contract labor per equivalent admission decreased 26.3% for 2003 compared to 2002.
      Supply costs increased, as a percentage of revenues, to 16.2% for 2003 compared to 16.0% for 2002 due to rising supply costs, particularly in the cardiac, orthopedic and pharmaceutical areas.
      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 16.8% in 2003 from 16.9% in 2002. Excluding the acquired Kansas City hospitals, other operating expenses, as a percentage of revenues decreased to 16.5% for 2003.
      The provision for doubtful accounts, as a percentage of revenues, increased to 10.1% in 2003 from 8.0% in 2002. The factors influencing this increase include the Company’s recent experience of increasing patient due or uninsured accounts and a continued deterioration associated with the collectability of these accounts. The soft economic environment in many of the Company’s markets, combined with increasing copayments and deductibles, are placing an increasing financial responsibility on the patient. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients.
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
      During 2003 and 2002, respectively, HCA incurred $33 million of favorable and $661 million of unfavorable government settlement and investigation related costs. In 2003 and 2002, respectively, HCA incurred government settlements of $41 million favorable and $603 million unfavorable. The governmental investigations of the Company’s business practices were concluded during 2003.
      Minority interests in earnings of consolidated entities increased to $150 million for 2003 from $148 million for 2002.
      The effective income tax rate was 38.2% in 2003 and 42.7% in 2002. The higher effective income tax rate in 2002 was due to the recording of a valuation allowance in 2002.
Liquidity and Capital Resources
      Cash provided by operating activities totaled $3.049 billion in 2004 compared to $2.166 billion in 2003 and $2.750 billion in 2002. Working capital totaled $1.509 billion at December 31, 2004 and $1.654 million at December 31, 2003. The lower cash flow from operations in 2003 when compared to both 2004 and 2002 relates, primarily, to the Company making government settlement payments of $942 million in 2003.
      Cash used in investing activities was $1.688 billion, $2.862 billion and $1.740 billion in 2004, 2003 and 2002, respectively. Excluding acquisitions, capital expenditures were $1.513 billion in 2004, $1.838 billion in 2003 and $1.718 billion in 2002. HCA expended $44 million, $908 million and $124 million for acquisitions and investments in and advances to affiliates during 2004, 2003 and 2002, respectively. During April 2003, HCA completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid by HCA at closing was $855 million. During 2004 and 2002, the cash used in investing activities was generally for interests in joint ventures that are accounted for using the equity method. Capital expenditures in all three years were funded by a combination of cash flows from operations and the issuance of debt. Annual planned capital expenditures are expected to approximate $1.6 billion in both 2005 and 2006. At December 31, 2004,

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)
there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of $2.2 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds.
      Cash flows used in financing activities totaled $1.347 million in 2004 and $934 million in 2002, compared to cash provided by financing activities of $650 million in 2003. During 2004 and 2003, HCA accessed the Credit Facility and the public debt market to raise capital. The primary source of funds for the cash used in financing activities was cash flow from operating activities. During 2004, HCA repurchased 77.4 million shares of its common stock for $3.109 billion. During the second quarter of 2004, HCA increased its quarterly dividend payment from $0.02 per share to $0.13 per share. In January 2005, HCA’s Board of Directors approved another increase in its quarterly dividend from $0.13 per share to $0.15 per share. The Board declared the initial $0.15 per share dividend payable in the second quarter of 2005.
      In addition to cash flows from operations, available sources of capital include amounts available under HCA’s $1.75 billion revolving credit facility (the “Credit Facility”) ($992 million and $1.378 billion as of December 31, 2004 and February 28, 2005, respectively) and anticipated access to public and private debt markets.
      Investments of HCA’s professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $2.322 billion and $2.065 billion at December 31, 2004 and 2003, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts were $79 million and $147 million at December 31, 2004 and 2003, respectively.

Share Repurchase Activities
      In October 2004, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of its common stock. In November 2004, HCA closed the tender offer to repurchase 62 million shares of the Company’s common stock for $2.466 billion ($39.75 per share). The shares repurchased represented approximately 13% of the Company’s outstanding shares at the time of the tender offer. HCA also repurchased 0.9 million shares of its common stock for $35 million through open market purchases which completed this $2.501 billion share repurchase authorization.
      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock through open market purchases or privately negotiated transactions. During 2003, HCA repurchased under this authorization 25.3 million shares of its common stock for $900 million, through open market purchases. During 2004, HCA repurchased 14.5 million shares of its common stock for $600 million, through open market purchases, which completed this authorization.
      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During 2003, HCA purchased 5.8 million shares for $214 million, through open market purchases which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock benefit plans.

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
      During 2004, 2003 and 2002, the share repurchase transactions reduced stockholders’ equity by $3.109 billion, $1.114 billion and $282 million, respectively.

Financing Activities
      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring November 2009. Interest under the Credit Facility is payable at either a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The Credit Facility contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2004, HCA was in compliance with all such covenants.
      During March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Company’s prior revolving credit facility and for general corporate purposes.
      During November 2004, HCA entered into a $2.5 billion credit agreement (the “2004 Credit Agreement”) with several banks. The 2004 Credit Agreement consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and the Credit Facility. Proceeds from the 2004 Term Loan were used to refinance a prior bank loan and for general corporate purposes.
      During November 2004, HCA issued $500 million of 5.5% notes due December 1, 2009 and issued $750 million of 6.375% notes due January 15, 2015. Proceeds from the notes were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.
      During the fourth quarter of 2004, in response to the Company’s tender offer to repurchase the Company’s common stock, Standard & Poor’s downgraded HCA’s senior debt rating from BBB- to BB+ and Fitch IBCA downgraded HCA’s senior debt rating from BBB- to BB+. Moody’s Investors Service downgraded HCA’s senior debt rating from Bal to Ba2.
      During December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that will allow the Company to issue, from time to time, up to $1.5 billion in debt securities. As of December 31, 2004, HCA had not issued any debt securities under this registration statement.
      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2003. The proceeds from both issuances were used to repay a portion of the amounts outstanding under the Company’s prior revolving credit facility and for general corporate purposes.
      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the amounts outstanding under the Company’s prior revolving credit facility.

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

Systems Development Projects
      During 2003, HCA announced plans to discontinue activities associated with the development of a patient accounting software system, resulting in a pretax charge of $130 million. HCA had estimated that the patient accounting project would have required total expenditures of approximately $400 million to develop and install. HCA is in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $330 million to develop and install. At December 31, 2004, project-to-date costs incurred were $245 million ($151 million of the costs incurred have been capitalized and $94 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Contractual Obligations and Off-Balance Sheet Arrangements
      As of December 31, 2004, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period

Contractual Obligations(a)	Total	Current	2-3 years	4-5 years	After 5 years

Long-term debt including interest, excluding the Credit Facility(b)	$16,734	$1,123	$2,260	$2,694	$10,657
Loans outstanding under the Credit Facility including interest(b)	839	29	57	753	—
Operating leases(c)	1,136	206	338	190	402
Purchase obligations(c)	14	6	6	2	—

Total contractual obligations	$18,723	$1,364	$2,661	$3,639	$11,059

	Commitment Expiration by Period
Other Commercial Commitments
Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 years	4-5 years	After 5 years

Letters of credit(d)	$70	$16	$41	$8	$5
Surety bonds(e)	86	85	1	—	—
Guarantees(f)	2	—	—	—	2

Total commercial commitments	$158	$101	$42	$8	$7

(a)	The Company has not included obligations to pay its estimated professional liability claims ($1.593 billion at December 31, 2004) in this table. The estimated professional liability claims are expected to be funded by the designated investment securities that are restricted for this purpose ($2.322 billion at December 31, 2004).
(b)	Estimate of interest payments assumes that subsequent to December 31, 2004, there were no changes in interest rates, HCA credit ratings or associated borrowing spreads or foreign currency exchange rates.
(c)	Future operating lease obligations and purchase obligations are not recorded in the Company’s consolidated balance sheet.
(d)	Amounts relate primarily to instances in which HCA has letters of credit outstanding with insurance companies that issued workers compensation insurance policies to the Company in prior years. The letters of credit serve as security to the insurance companies for payment obligations retained by the Company.
(e)	Amounts relate primarily to instances in which HCA has agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(f)	HCA has entered into guarantee agreements related to certain leases.
Market Risk
      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.441 billion and $881 million, respectively, at December 31, 2004. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.
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
AND RESULTS OF OPERATIONS — (Continued)
Market Risk (Continued)
and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At December 31, 2004, HCA had a net unrealized gain of $231 million on the insurance subsidiary’s investment securities.
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
      With respect to HCA’s interest-bearing liabilities, approximately $2.8 billion of long-term debt at December 31, 2004 is subject to variable rates of interest, while the remaining balance in long-term debt of $7.7 billion at December 31, 2004 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% (depending on HCA’s credit ratings), a bank term loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%, and fixed rate notes on which interest rate swaps have been entered into, on which interest is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for the Company’s Credit Facility increased from 1.87% for the year ended December 31, 2003 to 2.18% for the year ended December 31, 2004, and the average rate for the Company’s term loans increased from 2.21% for the year ended December 31, 2003 to 2.63% for the year ended December 31, 2004. The estimated fair value of HCA’s total long-term debt was $10.8 billion at December 31, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $28 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.
      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.
Effects of Inflation and Changing Prices
      Various Federal, state and local laws have been enacted that, in certain cases, limit HCA’s ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Total Medicare revenues approximated 27% in 2004 and 28% in both 2003 and 2002 of HCA’s total patient revenues.
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
      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years. In December 2004, HCA made a deposit of $109 million for additional tax and interest, based on its estimate of amounts due for taxable periods through 1996.
      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS has claimed an additional $404 million in income taxes and interest, through December 31, 2004 with respect to these issues.
      During 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. The IRS has not determined the amount of any additional income tax and interest that it may claim upon completion of this examination.
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
1. Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
2. Internal Control Over Financial Reporting
(a) Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2005

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item regarding the identity and business experience of HCA’s directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders with respect to HCA’s directors, and is set forth in Item 1 of Part I of this Annual Report on Form 10-K with respect to HCA’s executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.
      Information on the beneficial ownership reporting for HCA’s directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
      Information on HCA’s Audit Committee and Audit Committee Financial Experts is contained under the caption “Board Structure and Committee Composition” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
      HCA has a Code of Conduct that applies to all directors, officers and employees, including the Company’s chief executive officer, chief financial officer, controller and principal accounting officer. HCA’s Code of Conduct can be found on the Corporate Governance and Ethics and Compliance pages of HCA’s website, www.hcahealthcare.com. HCA will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on HCA’s website.

Item 11.	Executive Compensation
      The information required by this Item is set forth under the heading “Executive Compensation” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information about security ownership of certain beneficial owners is set forth under the heading “Stock Ownership” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.
      This table provides certain information as of December 31, 2004 with respect to our equity compensation plans (shares in thousands):
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	52,360	$34.94	24,219
Equity compensation plans not approved by security holders	—	—	—

Total	52,360	$34.94	24,219

*	For additional information concerning our equity compensation plans, see the discussion in Note 13 — Stock Benefit Plans in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth under the heading “Ratification of the Appointment of Ernst & Young LLP as our Independent Auditors” in the definitive proxy materials of HCA to be filed in connection with its 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      3. List of Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 1 to the Company’s Form 8-A/A, Amendment No. 2 dated March 11, 2004, and incorporated herein by reference).
3.2	—	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 1, dated October 19, 2000, and incorporated herein by reference).
4.1	—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2	—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.3	—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.4(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4.4(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
4.5	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.6	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 20, 1994, and incorporated herein by reference).
4.7	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.8	—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.9	—	Form of 6.91% Note due 2005 (which Form of Note is filed herewith).
4.10	—	Form of 7.69% Note due 2025 (which Form of Note is filed herewith).

4.11	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.12	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.13	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1995, and incorporated herein by reference).
4.14	—	Form of 7.25% Note due 2008 (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 15, 1996, and incorporated herein by reference).
4.15	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 2, 1996, and incorporated herein by reference).
4.16	—	Form of 7.00% Note Due 2007 (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 27, 1997, and incorporated herein by reference).
4.17(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.17(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.18	—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2000, and incorporated herein by reference).
4.19(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.19(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.20(a)	—	7.125% Note in the principal amount of $400,000,000 due 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 17, 2001, and incorporated herein by reference).
4.20(b)	—	7.125% Note in the principal amount of $100,000,000 due 2006 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2001, and incorporated herein by reference).
4.21(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.21(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.22(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.22(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.23(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4.23(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).

4.24(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.24(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.25	—	5.25% Note due 2008 in the principal amount of $350,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.26	—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.27	—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form8-K dated March 8, 2004, and incorporated herein by reference)
4.28	—	5.500% Note due 2009 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.29(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.29(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.30	—	Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 11, 1999, and incorporated herein by reference).
4.31	—	Loan Agreement among the Company, Lenders party to the agreement and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
4.32	—	Registration Rights Agreement, dated as of June 28, 2001, between the Company and Canadian Investments LLC, a Delaware limited liability Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
10.1	—	Columbia Hospital Corporation Stock Option Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).*
10.2(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.2(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.3	—	Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 33-55272), and incorporated herein by reference).*
10.4	—	HCA-Hospital Corporation of America 1989 Nonqualified Stock Option Plan, as amended through December 16, 1991 (filed as Exhibit 10(g) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*

10.5	—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.6	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.7	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.8	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.9(a)	—	Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.9(b)	—	First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.10	—	HCA Inc. Amended and Restated Management Stock Purchase Plan (filed as Exhibit C to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004, and incorporated herein by reference).*
10.11	—	Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.12	—	Columbia/HCA Healthcare Corporation 2000 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).*
10.13(a)	—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.13(b)	—	Form of Restricted Share Award Agreement (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.13(c)	—	Form of Non-Qualified Stock Option Award Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.14	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.15	—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.16	—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.17	—	Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV Investor, LLC, Healthtrust, Inc. — The Hospital Company and each of the investors listed therein (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.18	—	HCA — The Healthcare Company 2001 Performance Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).*
10.19	—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.20(a)	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.20(b)	—	First Amendment to the HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10.21	—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.22	—	HCA Directors’ 2003 Compensation/Fees Policy (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).*
10.23	—	HCA Directors’ 2004 Compensation/Fees Policy adopted July 24, 2003 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10.24	—	HCA Directors’ 2005 Compensation/Fees Policy (which Policy is filed herewith).*
10.25	—	HCA Inc. 2002 Performance Equity Incentive Plan (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).*
10.26	—	HCA Inc. 2003 Performance Equity Incentive Program (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).*
10.27	—	HCA Inc. 2004 Performance Excellence Program (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.28	—	Amended and Restated HCA Employee Stock Purchase Plan (filed as Exhibit (d)(12) to the Company’s Schedule TO filed with the Securities and Exchange Commission on October 13, 2004, and incorporated herein by reference).*
10.29	—	Amended and Restated Aircraft Hourly Rental Agreement, dated March 28, 2003, by and between Tomco II, LLC and HCA Management Services, L.P. (filed as Exhibit 10.31 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.30	—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.31	—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.32	—	$2.5 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties hereto, J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner, certain other agents and arrangers and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).

10.33	—	$1.25 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, Merrill Lynch Capital Corporation, as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).
12	—	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Jack O. Bovender, Jr.

Jack O. Bovender, Jr.
Chief Executive Officer
Dated: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack O. Bovender, Jr. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ Richard M. Bracken Richard M. Bracken	President, Chief Operating Officer and Director	March 11, 2005

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ C. Michael Armstrong C. Michael Armstrong	Director	March 11, 2005

/s/ Magdalena H. Averhoff, M.D. Magdalena H. Averhoff, M.D.	Director	March 11, 2005

/s/ Martin Feldstein Martin Feldstein	Director	March 11, 2005

/s/ Thomas F. Frist, Jr., M.D. Thomas F. Frist, Jr., M.D.	Director	March 11, 2005

/s/ Frederick W. Gluck Frederick W. Gluck	Director	March 11, 2005

/s/ Glenda A. Hatchett Glenda A. Hatchett	Director	March 11, 2005

/s/ Charles O. Holliday, Jr. Charles O. Holliday, Jr.	Director	March 11, 2005

/s/ T. Michael Long T. Michael Long	Director	March 11, 2005

Signature	Title	Date

/s/ John H. McArthur John H. McArthur	Director	March 11, 2005

/s/ Kent C. Nelson Kent C. Nelson	Director	March 11, 2005

/s/ Frank S. Royal, M.D. Frank S. Royal, M.D.	Director	March 11, 2005

/s/ Harold T. Shapiro Harold T. Shapiro	Director	March 11, 2005

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
HCA Inc.
      We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HCA Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2005

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in millions, except per share amounts)

	2004	2003	2002

Revenues	$23,502	$21,808	$19,729
Salaries and benefits	9,419	8,682	7,952
Supplies	3,901	3,522	3,158
Other operating expenses	3,797	3,676	3,341
Provision for doubtful accounts	2,669	2,207	1,581
(Gains) losses on investments	(56)	(1)	2
Equity in earnings of affiliates	(194)	(199)	(206)
Depreciation and amortization	1,250	1,112	1,010
Interest expense	563	491	446
Government settlement and investigation related costs	—	(33)	661
Gains on sales of facilities	—	(85)	(6)
Impairment of investment securities	—	—	168
Impairment of long-lived assets	12	130	19

	21,361	19,502	18,126

Income before minority interests and income taxes	2,141	2,306	1,603
Minority interests in earnings of consolidated entities	168	150	148

Income before income taxes	1,973	2,156	1,455
Provision for income taxes	727	824	622

Net income	$1,246	$1,332	$833

Earnings per share:
Basic earnings per share	$2.62	$2.66	$1.63
Diluted earnings per share	$2.58	$2.61	$1.59
The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Dollars in millions)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$129	$115
Accounts receivable, less allowance for doubtful accounts of $2,942 and $2,649	3,083	3,095
Inventories	577	520
Deferred income taxes	467	534
Other	427	558

	4,683	4,822
Property and equipment, at cost:
Land	1,185	1,151
Buildings	7,981	7,520
Equipment	10,127	9,101
Construction in progress	677	913

	19,970	18,685
Accumulated depreciation	(8,574)	(7,620)

	11,396	11,065
Investments of insurance subsidiary	2,047	1,790
Investments in and advances to affiliates	486	527
Goodwill	2,540	2,481
Deferred loan costs	99	75
Other	214	303

	$21,465	$21,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$855	$877
Accrued salaries	579	510
Other accrued expenses	1,254	1,116
Long-term debt due within one year	486	665

	3,174	3,168
Long-term debt	10,044	8,042
Professional liability risks	1,283	1,314
Deferred income taxes and other liabilities	1,748	1,650
Minority interests in equity of consolidated entities	809	680
Stockholders’ equity:
Common stock $0.01 par; authorized 1,600,000,000 voting shares and 50,000,000 nonvoting shares; outstanding 401,642,100 voting shares and 21,000,000 nonvoting shares — 2004 and 469,717,800 voting shares and 21,000,000 nonvoting shares — 2003	4	5
Other	—	5
Accumulated other comprehensive income	193	168
Retained earnings	4,210	6,031

	4,407	6,209

	$21,465	$21,063

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in millions)

	Common Stock		Capital in		Accumulated
			Excess of		Other
	Shares	Par	Par		Comprehensive	Retained
	(000)	Value	Value	Other	Income	Earnings	Total

Balances, December 31, 2001	509,297	$5	$—	$7	$18	$4,732	$4,762
Comprehensive income:
Net income						833	833
Other comprehensive income:
Net unrealized gains on investment securities					27		27
Foreign currency translation adjustments					36		36
Defined benefit plan					(8)		(8)

Total comprehensive income					55	833	888
Cash dividends declared						(40)	(40)
Stock repurchases	(6,200)		(282)				(282)
Stock options exercised	9,170		306	(1)			305
Employee benefit plan issuances	1,909		69				69

Balances, December 31, 2002	514,176	5	93	6	73	5,525	5,702
Comprehensive income:
Net income						1,332	1,332
Other comprehensive income:
Net unrealized gains on investment securities					92		92
Foreign currency translation adjustments					11		11
Defined benefit plan					(8)		(8)

Total comprehensive income					95	1,332	1,427
Cash dividends declared						(39)	(39)
Stock repurchases	(31,144)		(327)			(787)	(1,114)
Stock options exercised	4,964		147	(1)			146
Employee benefit plan issuances	2,722		87				87

Balances, December 31, 2003	490,718	5	—	5	168	6,031	6,209
Comprehensive income:
Net income						1,246	1,246
Other comprehensive income:
Net unrealized gains on investment securities					10		10
Foreign currency translation adjustments					21		21
Defined benefit plan					(6)		(6)

Total comprehensive income					25	1,246	1,271
Cash dividends declared						(251)	(251)
Stock repurchases	(77,382)	(1)	(292)			(2,816)	(3,109)
Stock options exercised	7,032		224	(5)			219
Employee benefit plan issuances	2,274		68				68

Balances, December 31, 2004	422,642	$4	$—	$—	$193	$4,210	$4,407

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in millions)

	2004	2003	2002

Cash flows from operating activities:
Net income	$1,246	$1,332	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,669	2,207	1,581
Depreciation and amortization	1,250	1,112	1,010
Income taxes	333	496	64
Settlement with government agencies	—	(971)	603
Gains on sales of facilities	—	(85)	(6)
Impairment of investment securities	—	—	168
Impairment of long-lived assets	12	130	19
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(2,648)	(2,365)	(1,865)
Inventories and other assets	(46)	32	(88)
Accounts payable and accrued expenses	119	197	322
Other	114	81	109

Net cash provided by operating activities	3,049	2,166	2,750

Cash flows from investing activities:
Purchase of property and equipment	(1,513)	(1,838)	(1,718)
Acquisition of hospitals and health care entities	(44)	(908)	(124)
Disposal of hospitals and health care entities	48	163	135
Change in investments	(178)	(298)	(27)
Other	(1)	19	(6)

Net cash used in investing activities	(1,688)	(2,862)	(1,740)

Cash flows from financing activities:
Issuances of long-term debt	2,500	1,624	1,005
Net change in revolving bank credit facility	190	410	(655)
Repayment of long-term debt	(912)	(461)	(816)
Repurchases of common stock	(3,109)	(1,114)	(282)
Issuances of common stock	224	165	267
Repayment of mandatorily redeemable securities of affiliate	—	—	(400)
Payment of cash dividends	(199)	(39)	(40)
Other	(41)	65	(13)

Net cash (used in) provided by financing activities	(1,347)	650	(934)

Change in cash and cash equivalents	14	(46)	76
Cash and cash equivalents at beginning of period	115	161	85

Cash and cash equivalents at end of period	$129	$115	$161

Interest payments	$533	$458	$427
Income tax payments, net of refunds	$394	$328	$558
The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES

Reporting Entity
      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2004, these affiliates owned and operated 182 hospitals, 84 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate seven hospitals and eight freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company”, as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $162 million, $156 million and $143 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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

Revenues
      Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers, including Federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Managed care agreements’ contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.
      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related to cost reports filed during the respective year were $44 million, $70 million and $45 million in 2004, 2003 and 2002, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Revenues (Continued)
revenues, related to cost reports filed during previous years were $26 million, $26 million and $31 million in 2004, 2003 and 2002, respectively.
      The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and HCA’s commitment to providing quality patient care encourages, the Company to provide services to patients who are financially unable to pay for the health care services they receive. Because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. During 2003, the Company announced that patients treated at an HCA wholly-owned hospital for nonelective care, who have income at or below 200% of the Federal poverty level are eligible for charity care, a standard HCA estimates that 70% of its hospitals were previously using. The Federal poverty level is established by the Federal government and is based on income and family size. On January 1, 2005, HCA modified its policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA will first attempt to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount will be applied.

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Accounts Receivable
      HCA receives payments for services rendered from Federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2004, 2003 and 2002, approximately 27%, 28% and 28%, respectively, of HCA’s revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.
      Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Accounts Receivable (Continued)
HCA considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectability of HCA’s accounts receivable. The Company had previously performed the hindsight analysis on an annual basis. During the third quarter of 2003, the Company began performing a quarterly, rolling twelve-month hindsight analysis to enable it to react more quickly to trends affecting the collectability of the accounts receivable. During the fourth quarter of 2004, HCA refined its allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copayments and deductibles and collection agency placements. At December 31, 2004, HCA’s allowance for doubtful accounts represented approximately 78% of the $3.762 billion patient due accounts receivable balance, including accounts related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). The Company’s allowance for doubtful accounts represented approximately 90% of the $3.254 billion patient due accounts receivable balance, excluding pending Medicaid accounts. Revenue days in accounts receivable were 48 days, 52 days and 52 days at December 31, 2004, 2003 and 2002, respectively. Adverse changes in general economic conditions, business office operations, payer mix, or trends in Federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles
      Depreciation expense, computed using the straight-line method, was $1.248 billion in 2004, $1.108 billion in 2003, and $1.007 billion in 2002. Buildings and improvements are depreciated over estimated useful lives ranging generally from ten to 40 years. Estimated useful lives of equipment vary generally from four to ten years.
      Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2004 and 2003 was $138 million and $107 million, respectively, and accumulated amortization was $39 million and $32 million at December 31, 2004 and 2003, respectively. Amortization of deferred loan costs is included in interest expense and was $14 million, $10 million and $11 million for 2004, 2003 and 2002, respectively.
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

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Goodwill
      HCA adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, and HCA’s impairment testing is performed at the operating division level. The Company compares the fair value of the reporting unit assets to the carrying amount on at least an annual basis to determine if there is potential impairment. If the fair value of the reporting unit assets is less than its carrying value, the Company compares the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairment losses were recognized during 2004, 2003 or 2002.
      During 2004, goodwill increased by $53 million related to acquisitions and increased by $6 million related to foreign currency translation adjustments. During 2003, goodwill increased by $491 million related to acquisitions, decreased by $13 million related to facilities that were sold and increased by $9 million related to foreign currency translation adjustments.

Professional Liability Claims
      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.593 billion and $1.624 billion at December 31, 2004 and 2003, respectively. The current portion of the reserves, $310 million at December 31, 2004 and 2003, is included in “other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $291 million, $380 million and $315 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in “other operating expenses” in the Company’s consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The adjustments to the estimated reserve amounts are included in current operating results. The provision for losses for 2004 includes a $59 million reduction to the Company’s estimated professional liability insurance reserves. The amount of the change to the estimated professional liability insurance reserves was determined based upon the semiannual, independent actuarial analyses, which noted favorable claim and payment trends, the adoption of tort reform and limitations on losses in certain states and low inflation rates. HCA believes the favorable claim and payment trends are, in part, the result of the Company’s patient safety programs. The reserves for professional liability risks cover approximately 3,500 and 3,900 individual claims at December 31, 2004 and 2003, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2004 and 2003, $268 million and $264 million, respectively, of payments (net of reinsurance recoveries of $21 million and $32 million, respectively) were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Professional Liability Claims (Continued)
      HCA’s facilities are insured by the wholly-owned insurance subsidiary for losses up to $25 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks above certain retention levels in prior periods, however, the insurance subsidiary obtained no reinsurance for 2004 and 2003. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.
      The obligations covered by reinsurance contracts remain on the balance sheet, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts of $79 million and $147 million at December 31, 2004, and 2003, respectively, are included in other assets (including $25 million and $29 million at December 31, 2004 and 2003, respectively, included in other current assets). Transactions commuting certain reinsurance contracts resulted in net increases to the reserves for professional liability risks of $14 million and $41 million during 2004 and 2003, respectively. During 2003, the reserves for professional liability risks were increased by $34 million related to the assumed obligations of facilities acquired.

Investments of Insurance Subsidiary
      At December 31, 2004 and 2003, the investments of HCA’s wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded in HCA’s consolidated balance sheet at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management performs a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Management’s investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of management’s investment securities evaluation process.

Minority Interests in Consolidated Entities
      The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that are controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

Related Party Transactions

MedCap Properties, LLC (“MedCap”)
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

MedCap Properties, LLC (“MedCap”) (Continued)
not recognize a gain or loss on the transaction. A relative of a Director and former executive officer of the Company served as the Chief Manager of MedCap.
      In October 2003, MedCap sold its 113 MOB’s to Health Care Property Investors, Inc. (“HCP”). The sale of MedCap to HCP included HCA’s ownership interest in MedCap, and HCA has no ownership interest in HCP. The distribution of the MedCap sale proceeds resulted in HCA recording a deferred gain of $80 million. The transaction is being accounted for as a financing transaction and the potential gain amount is being deferred due to HCA’s continuing involvement with the MOBs related to certain contingent, protective put and call rights. If the prohibited continuing involvement provisions were remedied, a portion of the deferred gain amount would be recognized currently and the remaining portion would be amortized over the applicable lease terms for the MOBs in which HCA leases space from HCP. The former Chief Manager of MedCap, continues to manage the MOBs as an employee of HCP.
      HCA leased certain office space from MedCap and, during the years ended December 31, 2003 (through September 2003) and 2002, paid MedCap $16.1 million and $19.4 million, respectively, in rents for such leased office space. HCA continues to lease certain office space from HCP. HCA believes its transactions with MedCap were on terms no less favorable to HCA than those which would have been obtained from an unaffiliated party.

LifePoint Hospitals, Inc. (“LifePoint”) and Triad Hospitals, Inc. (“Triad”)
      In May 1999, HCA completed the spin-offs of LifePoint and Triad (the “Spin-offs”) through the distribution of shares of LifePoint common stock and Triad common stock to HCA stockholders. In connection with the Spin-offs, HCA entered into agreements to provide financial, clinical, patient accounting and network information services to LifePoint and Triad. The agreements have terms expiring in May 2009 for LifePoint and May 2008 for Triad. In addition, HCA’s wholly-owned insurance subsidiary provides insurance and risk management services, negotiated on a year-to-year basis, to LifePoint and Triad. For the years ended December 31, 2004, 2003 and 2002, HCA recorded $16.2 million, $11.9 million and $11.8 million, respectively, related to LifePoint and $51.1 million, $43.8 million and $46.5 million, respectively, related to Triad pursuant to these agreements. The fees provided for in the agreements are intended to be market competitive and are based on HCA’s costs incurred in providing the services.

Global Health Exchange, LLC (“GHX”)
      In 1999, HCA formed empactHealth.com, with the intent of improving its hospitals’ efficiencies in the procurement of goods and supplies by utilizing the Internet. In January 2001, empactHealth.com merged with Medibuy, an unrelated competitor of empactHealth.com. As a result of the merger, HCA owned approximately 17% of Medibuy and HCA’s directors and certain members of its management owned approximately 2%. During 2002, HCA paid $2.4 million to Medibuy for annual software license fees, transaction fees and related services, and paid and expensed $3 million of additional investment payments to Medibuy. During 2002, HCA’s management and directors relinquished their ownership in Medibuy for no consideration. In December 2002, Medibuy merged with GHX. As a result of the merger, HCA owns approximately 7% of GHX and an officer of HCA serves on GHX’s board of directors. In 2004, HCA and GHX entered into a master user agreement, which expires on December 31, 2008, pursuant to which GHX provides access to its e-commerce system, a license to certain requisitioning software and other services. During 2004 and 2003,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Related Party Transactions (Continued)

Global Health Exchange, LLC (“GHX”) (Continued)
HCA paid GHX $4 million and $3 million, respectively, for software and other related services. The user agreement with GHX provides for annual payments of $2.7 million each year for 2005 through 2006 and $2.6 million each year for 2007 through 2008. Healthtrust Purchasing Group (“HPG”), an affiliate of HCA, also entered into an e-commerce agreement with GHX, which commenced on January 1, 2003, pursuant to which HPG will be able to offer the GHX e-commerce system to HPG members. HCA believes its transactions with Medibuy and GHX are on terms no less favorable to HCA than those which would be obtained from unaffiliated parties.

HealthStream, Inc. (“HealthStream”)
      In October 2001, HCA entered into an amended four-year agreement with HealthStream to purchase internet-based education and training services. The agreement expires in 2005 and provides for minimum fees of $2.5 million in 2005. During 2004, 2003 and 2002, the Company paid HealthStream $3.2 million, $2.6 million, and $2.9 million which represented approximately 16%, 15% and 18%, respectively, of HealthStream’s net revenues. The Chief Executive Officer, President and Chairman of the Board of Directors of HealthStream is a relative of a Director and former executive officer of HCA. HCA believes its transactions with HealthStream are on terms no less favorable to HCA than those which would be obtained from an unaffiliated party.

Share-Based Compensation
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

	2004		2003	2002

Net income:
As reported	$1,246		$1,332	$833
Share-based employee compensation expense determined under a fair value method, net of income taxes	191	(a)	89	151	(b)

Pro forma	$1,055		$1,243	$682

Basic earnings per share:
As reported	$2.62		$2.66	$1.63
Pro forma	$2.22		$2.48	$1.33
Diluted earnings per share:
As reported	$2.58		$2.61	$1.59
Pro forma	$2.18		$2.43	$1.30

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

(a)	In December 2004, HCA accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. Assuming the Financial Accounting Standard Board (the “FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) is adopted as expected, the decision to accelerate vesting of the identified stock options will result in the Company not being required to recognize share-based compensation expense, net of taxes, of approximately $26 million in 2005, $36 million in 2006, $19 million in 2007, and $2 million in 2008. The estimated $26 million amount for 2005 is based on the assumption that the Company will elect to apply the expense recognition provisions of SFAS 123R beginning July 1, 2005. The elimination of the requirement to recognize compensation expense in future periods related to the unvested stock options was management’s basis for the decision to accelerate the vesting. The effect of accelerating the vesting for all unvested options with exercise prices greater than $40.89 per share was an increase to the pro forma share-based employee compensation expense for the year ended December 31, 2004 of $112 million after-tax ($0.24 per basic share and $0.23 per diluted share).

(b)	HCA determines pro forma share-based employee compensation expense using an estimated forfeiture assumption. A forfeiture assumption of 50% had been used for periods through December 31, 2001. This 50% forfeiture assumption was reasonable for stock option grants made during the 1995 through 1998 period, but subsequent to the Company completing a major restructuring process that involved significant executive management turnover, the Spin-offs, and the sales of numerous facilities, HCA determined during 2002 that the forfeiture assumption for 1999 and subsequent grants should be lowered significantly. During 2002, HCA revised the expected forfeiture assumption for the 1999 and 2000 stock option grants to 15%, and a 10% forfeiture assumption has been used for 2001 and subsequent stock option grants. The changes in the estimated forfeiture assumptions for stock option grants made prior to 2002 increased the pro forma share-based employee compensation expense for the year ended December 31, 2002 by $64 million after-tax ($0.13 per basic share and $0.12 per diluted share).
      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted in 2004, 2003 and 2002 were $12.90, $13.49 and $13.30 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	2.56%	2.62%	2.17%
Expected volatility	35%	37%	37%
Expected life, in years	4	4	4
Expected dividend yield	1.18%	.19%	.18%
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
      The pro forma compensation cost related to the shares of common stock issued under HCA’s amended and restated Employee Stock Purchase Plan was $9 million, $16 million and $13 million for the years 2004,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)
2003 and 2002, respectively. These pro forma costs were determined based on the estimated fair values at the beginning of each subscription period.

Derivatives
      HCA has designated its outstanding interest rate swap agreements as fair value hedges. HCA has determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA’s debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

Recent Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and is effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (as a result of the adoption of SFAS 123R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. HCA is required to adopt SFAS 123R in its financial statements for the quarter ending September 30, 2005, and has chosen not to apply SFAS 123 retroactively to the January 1, 2005 to June 30, 2005 period. SFAS 123R is expected to have a material effect on HCA’s results of operations, but it will have no net impact on HCA’s overall financial position. The impact on results of operations of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, the impact of the adoption of the SFAS 123R provisions on results of operations would have approximated, net of income taxes, $191 million, $89 million and $151 million for the years ended December 31, 2004, 2003 and 2002, respectively. SFAS 123R also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow, as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $50 million, $31 million and $82 million in 2004, 2003 and 2002, respectively.
      The American Jobs Creation Act of 2004 (the “2004 Act”) created a temporary incentive for U.S. companies to repatriate certain accumulated income earned abroad by providing a special 85 percent dividends received deduction (the “repatriation deduction”), subject to certain limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. In January 2005, the U.S. Department of the Treasury published initial guidance regarding the repatriation deduction. Certain technical corrections related to the repatriation deduction are currently pending before Congress and the Treasury Department is expected to issue additional guidance during 2005. In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which allows companies additional time to evaluate the effect of the repatriation deduction on their income tax expense and deferred tax liabilities. HCA has not yet completed this evaluation and accordingly, has not adjusted its tax expense or deferred tax liabilities to reflect the repatriation deduction. Based on its current understanding of the 2004 Act and its results of operations through December 31, 2004, HCA believes that it may repatriate from $0 to approximately $209 million in dividends eligible for the repatriation deduction during 2005,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Recent Pronouncements (Continued)
generating a corresponding tax provision benefit of $0 to approximately $17 million from the reversal of previously provided deferred tax liabilities related to unremitted earnings of its foreign subsidiaries.
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement generally requires liability classification for two broad classes of financial instruments. Under SFAS 150, instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, are required to be classified as liabilities. Obligations that can be settled in shares, but either derive their value predominately from some other underlying, have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares, are also required to be classified as liabilities under this statement. In October 2003, the FASB voted to defer, for an indefinite period, the application of the SFAS 150 guidance to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer this application of SFAS 150 to allow them the opportunity to consider possible implementation issues that would result from the proposed SFAS 150 guidance regarding measurement and recognition of noncontrolling interests. HCA will assess the impact of the FASB’s reconsiderations, if any, on the Company’s consolidated financial statements when they are finalized.

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
      During June 2003, HCA announced that the Company and the Centers for Medicare and Medicaid Services (“CMS”) had signed an agreement, documenting the understanding announced in March 2002, to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS (the “CMS Agreement”) for cost report periods ended before August 1, 2001. As a result of the CMS Agreement, HCA paid CMS $250 million in June 2003. HCA recorded a pretax charge of $260 million ($165 million after-tax), consisting of the accrual of $250 million for the settlement payment and the writeoff of $10 million of net Medicare cost report receivables during the year ended December 31, 2001.
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
      During 2003 and 2002, HCA recorded the following pretax settlements and costs in connection with the governmental investigations (dollars in millions):

	2003	2002

Settlement with government agencies	$(41)	$603
Professional fees related to investigations	8	56
Other investigation related costs	—	2

Total net (benefit) expense	$(33)	$661

NOTE 3 — ACQUISITIONS AND DISPOSITIONS
      During 2004, HCA opened one hospital, sold one hospital, and closed two hospitals. During 2003, HCA recognized a net pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.
      During 2004, HCA did not acquire any hospitals, but paid $44 million for other health care entities. During 2003, HCA completed the acquisition of the Health Midwest hospital system in Kansas City. The purchase price was allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the Health Midwest entities subsequent to the April 1, 2003 acquisition date. The pro forma effect of the acquired entities on HCA’s results of operations for periods prior to the acquisition date was not significant.
      The following is a summary of hospitals and other health care entities acquired during 2003 (dollars in millions):

2003

Number of hospitals	11
Number of licensed beds	2,292
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,183
Liabilities assumed	(315)

Net assets acquired	868
Other health care entities acquired	40

Net cash paid	$908

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — ACQUISITIONS AND DISPOSITIONS (Continued)
      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $38 million and $491 million in 2004 and 2003, respectively. In 2004, goodwill increased $15 million related to adjustments to 2003 acquisitions.

NOTE 4 —	IMPAIRMENTS OF LONG-LIVED ASSETS
      The carrying value for a hospital HCA closed during 2004 was reduced to fair value of $39 million, based upon estimates of sales value, resulting in a pretax charge of $12 million. The 2004 impairment charge affected HCA’s Western Group.
      During 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million. HCA reduced the carrying value for capitalized costs associated with the patient accounts receivable management system components that were discontinued.
      During 2002, management decided to delay the development and implementation of certain financial and procurement information system components of its enterprise resource planning program to concentrate and direct efforts to the patient accounting and human resources information system components. HCA reduced the carrying value for certain capitalized costs associated with the information system components that were delayed, resulting in a pretax charge of $19 million. The 2003 and 2002 impairment charges affected HCA’s “Corporate and other” operating segment.
      The asset impairment charges did not have a significant impact on the Company’s operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected HCA’s asset and liability categories, as follows (dollars in millions):

	2004	2003	2002

Property and equipment	$12	$105	$19
Other accrued expenses	—	25	—

	$12	$130	$19

NOTE 5 —	IMPAIRMENT OF INVESTMENT SECURITIES
      During 2002, HCA recorded an other-than-temporary impairment charge on investment securities of $168 million. The investment securities on which the impairment charge was recorded were primarily equity securities held by HCA’s insurance subsidiary.
      During the third quarter of 2002, HCA’s equity investment portfolio experienced an increase in unrealized losses from $135 million at June 30, 2002 to $214 million at September 30, 2002. Management’s quarterly investment securities impairment review process resulted in the determination it had become difficult to overcome the presumption the identified investment securities would not recover fair value equal to cost prior to implementing any investment alternatives being considered and a $168 million other-than-temporary impairment charge should be recognized in the third quarter of 2002. The investment securities on which the impairment charge was recognized were primarily concentrated in the communications and technology industries. Management’s review of the individual investment securities included considerations of the amount of market decline, the length of time the securities had been in a decline position and issuer-specific financial attributes. See Note 8 — Investments of Insurance Subsidiary, for a summary of HCA’s insurance subsidiary investment securities. The impairment charge affected the “Investments of insurance subsidiary” asset category and the “Corporate and other” operating segment.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INCOME TAXES
      The provision for income taxes consists of the following (dollars in millions):

	2004	2003	2002

Current:
Federal	$466	$193	$462
State	63	77	92
Foreign	25	18	17
Deferred:
Federal	132	513	(24)
State	17	50	30
Foreign	24	12	6
Change in valuation allowance	—	(39)	39

	$727	$824	$622

      A reconciliation of the Federal statutory rate to the effective income tax rate follows:

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.6	3.8	5.1
Non-deductible intangible assets	—	0.2	0.4
Valuation allowance	—	(1.7)	2.5
Other items, net	(0.8)	0.9	(0.3)

Effective income tax rate	36.8%	38.2%	42.7%

      A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2004		2003

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$788	$—	$658
Allowances for professional liability and other risks	122	—	143	—
Doubtful accounts	295	—	287	—
Compensation	157	—	156	—
Other	291	628	198	420

	$865	$1,416	$784	$1,078

      Deferred income taxes of $467 million and $534 million at December 31, 2004 and 2003, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $1.018 billion and $828 million at December 31, 2004 and 2003, respectively.
      The tax benefits associated with nonqualified stock options increased the current tax receivable by $50 million, $31 million, and $82 million in 2004, 2003 and 2002, respectively. Such benefits were recorded as increases to stockholders’ equity.
      At December 31, 2004, state net operating loss carryforwards (expiring in years 2005 through 2024) available to offset future taxable income approximated $178 million. Utilization of net operating loss

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — INCOME TAXES (Continued)
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
      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years. In December 2004, HCA made a deposit of $109 million for additional tax and interest, based on its estimate of amounts due for taxable periods through 1998.
      Other disputed items include the timing of recognition of certain patient service revenues in 2000, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS has claimed an additional $404 million in income taxes and interest, through December 31, 2004, with respect to these issues.
      During 2004, the IRS began an examination of HCA’s 2001 through 2002 Federal income tax returns. The IRS has not determined the amount of any additional income tax and interest that it may claim upon completion of this examination.
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
      The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	2004	2003	2002

Net income	$1,246	$1,332	$833
Weighted average common shares outstanding	475,620	501,799	511,824
Effect of dilutive securities:
Stock options	6,315	7,231	11,850
Other	1,728	1,844	1,545

Shares used for diluted earnings per share	483,663	510,874	525,219

Earnings per share:
Basic earnings per share	$2.62	$2.66	$1.63

Diluted earnings per share	$2.58	$2.61	$1.59

NOTE 8 —	INVESTMENTS OF INSURANCE SUBSIDIARY
      A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$2	$—	$—	$2
States and municipalities	1,219	50	(1)	1,268
Mortgage-backed securities	37	2	—	39
Corporate and other	82	1	—	83
Money market funds	48	—	—	48
Redeemable preferred stocks	1	—	—	1

	1,389	53	(1)	1,441

Equity securities:
Perpetual preferred stocks	8	—	—	8
Common stocks	694	180	(1)	873

	702	180	(1)	881

	$2,091	$233	$(2)	2,322

Amounts classified as current assets				(275)

Investment carrying value				$2,047

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2003

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$20	$—	$—	$20
States and municipalities	982	64	—	1,046
Mortgage-backed securities	64	2	—	66
Corporate and other	61	4	—	65
Money market funds	166	—	—	166
Redeemable preferred stocks	4	—	—	4

	1,297	70	—	1,367

Equity securities:
Perpetual preferred stocks	6	—	—	6
Common stocks	554	142	(4)	692

	560	142	(4)	698

	$1,857	$212	$(4)	2,065

Amounts classified as current assets				(275)

Investment carrying value				$1,790

      At December 31, 2004 and 2003, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. The aggregate common stock investment is comprised of 491 equity positions at December 31, 2004, with 468 positions reflecting unrealized gains and 23 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $1 million). None of the equity positions with unrealized losses at December 31, 2004 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at December 31, 2004, are not concentrated in a particular industry.
      Scheduled maturities of investments in debt securities at December 31, 2004 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$207	$208
Due after one year through five years	421	438
Due after five years through ten years	455	475
Due after ten years	269	281

	1,352	1,402
Mortgage-backed securities	37	39

	$1,389	$1,441

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)
      The average expected maturity of the investments in debt securities approximated 4.2 years at December 31, 2004. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.
      The cost of securities sold is based on the specific identification method. Sales of securities (including the securities on which the 2002 impairment charge was recorded, see Note 5 — Impairment of Investment Securities) for the years ended December 31 are summarized below (dollars in millions):

	2004	2003	2002

Debt securities:
Cash proceeds	$181	$109	$128
Gross realized gains	6	3	4
Gross realized losses	2	6	28
Equity securities:
Cash proceeds	$338	$36	$609
Gross realized gains	62	9	95
Gross realized losses	16	7	232
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
      The following table sets forth HCA’s interest rate swap agreements at December 31, 2004 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-floating interest rate swap	$500	June 2006	$10
Pay-floating interest rate swap	350	November 2008	(2)
Pay-floating interest rate swap	500	December 2009	2
      The fair value of the interest rate swaps at December 31, 2004 represents the estimated amounts HCA would have received or paid upon termination of these agreements. The fair values were based on valuations obtained from the financial institutions with which HCA has the interest rate swap agreements.

Fair Value Information
      At December 31, 2004 and 2003, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. The

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — FINANCIAL INSTRUMENTS (Continued)

Fair Value Information (Continued)
estimated fair values of other financial instruments subject to fair value disclosures, determined based on quoted market prices, and the related carrying amounts are as follows (dollars in millions):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$2,047	$2,047	$1,790	$1,790
Interest rate swaps	10	10	29	29
Liabilities:
Long-term debt	10,530	10,789	8,707	9,253

NOTE 10 —	LONG-TERM DEBT
      A summary of long-term debt at December 31, including related interest rates at December 31, 2004, follows (dollars in millions):

	2004	2003

Senior collateralized debt (rates generally fixed, averaging 9.3%) payable in periodic installments through 2025	$191	$329
Senior debt (rates fixed, averaging 7.4%) payable in periodic installments through 2095	7,539	6,268
Senior debt (floating rates, averaging 4.2%) due through 2009	1,350	1,000
Bank term loan (floating rates, averaging 3.4%)	750	600
Bank revolving credit facility (floating rates, averaging 3.2%)	700	510

Total debt, average life of ten years (rates averaging 6.5%)	10,530	8,707
Less amounts due within one year	486	665

	$10,044	$8,042

Bank Revolving Credit Facility
      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring November 2009. As of December 31, 2004, HCA had $700 million outstanding under the Credit Facility.
      As of December 2004, interest is payable generally at either a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The Credit Facility contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2004, HCA was in compliance with all such covenants.

Significant Financing Activities
2004
      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Company’s previous revolving credit facility and for general corporate purposes.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT (Continued)

Significant Financing Activities (Continued)
      In November 2004, HCA entered into a $2.5 billion credit agreement (the “2004 Credit Agreement”) with several banks. The 2004 Credit Agreement consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and the Credit Facility. Proceeds from the 2004 Term Loan were used to refinance a prior bank loan and for general corporate purposes.
      During November 2004, HCA issued $500 million of 5.5% notes due December 1, 2009 and issued $750 million of 6.375% notes due January 15, 2015. Proceeds from the notes were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.
      During the fourth quarter of 2004, in response to the Company’s tender offer to repurchase the Company’s common stock, Standard & Poor’s downgraded HCA’s senior debt rating from BBB– to BB+ and Fitch IBCA downgraded HCA’s senior debt rating from BBB– to BB+. Moody’s Investors Service downgraded HCA’s senior debt rating from Bal to Ba2.
      In December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that will allow the Company to issue, from time to time, up to $1.5 billion in debt securities. As of December 31, 2004, HCA has not issued any debt securities under this registration statement.
2003
      In February 2003, HCA issued $500 million of 6.25% notes due February 15, 2013. In July 2003, HCA issued $500 million of 6.75% notes due July 15, 2013. Proceeds from both issuances were used to repay a portion of the amounts outstanding under the Company’s previous revolving credit facility and for general corporate purposes.
      During November 2003, HCA issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the amounts outstanding under the Company’s previous revolving credit facility.

General Information
      Maturities of long-term debt in years 2006 through 2009 (excluding borrowings under the Credit Facility) are $647 million, $440 million, $746 million and $885 million, respectively.
      The estimated fair value of the Company’s long-term debt was $10.789 billion and $9.253 billion at December 31, 2004 and 2003, respectively, compared to carrying amounts aggregating $10.530 billion and $8.707 billion, respectively. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

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

Stock Repurchase Programs
      In October 2004, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of its common stock. In November 2004, HCA closed the tender offer and repurchased 62 million shares of the Company’s common stock for $2.466 billion ($39.75 per share). The shares repurchased represented approximately 13% of the Company’s outstanding shares at the time of the tender offer. HCA also repurchased 0.9 million shares of its common stock for $35 million through open market purchases which completed this $2.501 billion share repurchase authorization.
      In April 2003, HCA announced an authorization to repurchase $1.5 billion of its common stock through open market purchases or privately negotiated transactions. During 2003, HCA repurchased under this authorization 25.3 million shares of its common stock for $900 million, through open market purchases. During 2004, HCA repurchased 14.5 million shares of its common stock for $600 million, through open market purchases, which completed this authorization.
      In July 2002, HCA announced an authorization to repurchase up to 12 million shares of its common stock. During 2002, HCA made open market purchases of 6.2 million shares for $282 million. During 2003, HCA purchased 5.8 million shares for $214 million, through open market purchases, which completed the repurchases under this authorization. The repurchases were intended to offset the dilutive effect of employee stock benefit plans.
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
      During 2004, 2003 and 2002, the share repurchase transactions reduced stockholders’ equity by $3.109 billion, $1.114 billion and $282 million, respectively.

NOTE 13 —	STOCK BENEFIT PLANS
      In May 2000, the stockholders of HCA approved the HCA 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan is the primary plan under which options to purchase common stock and restricted stock may be granted to officers, employees and directors. The number of options or shares authorized under the 2000 Plan is 50,500,000 (which includes 500,000 shares authorized under a former plan). In addition, options granted under the former plan that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable, in whole or in part, beginning one to five years after the grant date and ending ten years after the grant date.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — STOCK BENEFIT PLANS (Continued)
      In December 2004, HCA accelerated the vesting of all unvested options awarded to employees and officers which had exercise prices greater than the closing price of the Company’s common stock at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration.
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
      Information regarding these option plans for 2004, 2003 and 2002 is summarized below (share amounts in thousands):

	Stock	Option Price Per	Weighted Average
	Options	Share	Exercise Price

Balances, December 31, 2001	50,231	$0.14 to $46.36	$25.70
Granted	9,054	40.50 to 49.00	41.88
Exercised	(9,170)	0.38 to 45.12	24.20
Cancelled	(1,144)	7.35 to 45.12	29.07

Balances, December 31, 2002	48,971	0.14 to 49.00	28.90
Granted	9,301	31.95 to 42.36	41.86
Exercised	(4,964)	0.14 to 41.84	22.50
Cancelled	(1,627)	17.11 to 45.12	35.26

Balances, December 31, 2003	51,681	0.14 to 49.00	31.64
Granted	9,306	35.00 to 45.86	45.62
Exercised	(7,208)	0.14 to 43.66	23.79
Cancelled	(1,517)	0.38 to 45.86	41.11

Balances, December 31, 2004	52,262	0.14 to 49.00	34.94

	2004	2003	2002

Weighted average fair value per option for options granted during the year	$12.90	$13.49	$13.30
Options exercisable	50,112	31,564	26,710
Options available for grant	17,657	26,166	35,035

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — STOCK BENEFIT PLANS (Continued)
      The following table summarizes information regarding the options outstanding at December 31, 2004 (share amounts in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/04	Life	Price	12/31/04	Price

$25.44 to $30.90	406	Less than 1 year	$26.68	406	$26.68
29.22 to 41.13	2,007	1 year	34.98	2,007	34.98
26.74 to 37.92	7,933	3 years	29.88	7,933	29.88
21.16 to 30.93	1,307	3 years	24.85	1,307	24.85
17.12 to 24.49	6,853	4 years	17.25	6,853	17.25
20.00 to 29.94	2,696	5 years	20.92	2,503	20.68
35.60 to 39.25	5,322	6 years	35.80	3,784	35.81
40.50 to 49.00	8,261	7 years	42.10	8,212	42.10
31.95 to 42.36	8,465	8 years	41.91	8,240	42.09
0.14	68	9 years	0.14	68	0.14
35.00 to 45.86	8,944	9 years	45.61	8,799	45.71

	52,262			50,112

      HCA’s amended and restated Employee Stock Purchase Plan (“ESPP”) provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. At December 31, 2004, 6,562,500 shares of common stock were reserved for HCA’s employee stock purchase plan.
      Under the 2000 Plan and the Management Stock Purchase Plan (“MSPP”), HCA has made grants of restricted shares or units of HCA’s common stock to provide incentive compensation to employees. The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years. Performance equity plan grants have been made annually, based upon the achievement of specified performance goals. Performance equity plan restricted shares vest over a two-year period.
      At December 31, 2004, 1,520,400 shares were subject to restrictions, which lapse between 2005 and 2007. During 2004, 2003 and 2002, grants and purchases of 721,100, 1,039,900 and 870,900 shares, respectively, were made at weighted-average grant or purchase date fair values of $44.88, $42.08 and $42.72 per share, respectively, related to the performance equity plan. During 2004, 2003 and 2002, grants and purchases of 158,900, 148,900 and 113,300 shares, respectively, were made at weighted-average grant or purchase date discounted (25% discount) fair values of $29.64, $30.21 and $32.77 per share, respectively, related to the MSPP.
NOTE 14 — EMPLOYEE BENEFIT PLANS
      HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and vest over specified periods of

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — EMPLOYEE BENEFIT PLANS (Continued)
employee service. Retirement plan expense was $191 million for 2004, $166 million for 2003 and $140 million for 2002. Amounts approximately equal to retirement plan expense are funded annually.
      HCA maintains contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match specified percentages of participants’ contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants). The cost of these plans totaled $51 million for 2004, $48 million for 2003 and $47 million for 2002. HCA’s contributions are funded periodically during each year.
      HCA maintains a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives a prescribed life annuity from a combination of the SERP and HCA’s other benefit plans. Compensation expense under the plan was $8 million for 2004, $7 million for 2003 and $9 million for 2002. Accrued benefits liabilities under this plan totaled $52 million at December 31, 2004 and $44 million at December 31, 2003.
      HCA maintains defined benefit pension plans that resulted from acquisitions of certain hospitals in prior years. Compensation expense under these plans was $26 million for 2004, $17 million for 2003, and $8 million for 2002. Accrued benefits liabilities under these plans totaled $55 million at December 31, 2004 and $28 million at December 31, 2003.
NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION
      HCA operates in one line of business, which is operating hospitals and related health care entities. During all three years ended December 31, 2004, 2003 and 2002, approximately 27%, 28% and 28%, respectively, of HCA’s revenues related to patients participating in the Medicare program.
      HCA’s operations are structured in two geographically organized groups: the Eastern Group includes 91 consolidating hospitals located in the Eastern United States and the Western Group includes 83 consolidating hospitals located in the Western United States. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.
      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, government settlement and investigation related costs, gains on sales of facilities, impairment of investment securities, impairment of long-lived assets, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,

	2004	2003	2002

Revenues:
Eastern Group	$11,427	$10,513	$9,896
Western Group	11,417	10,734	9,303
Corporate and other	658	561	530

	$23,502	$21,808	$19,729

Equity in earnings of affiliates:
Eastern Group	$(7)	$(9)	$(9)
Western Group	(178)	(185)	(196)
Corporate and other	(9)	(5)	(1)

	$(194)	$(199)	$(206)

Adjusted Segment EBITDA:
Eastern Group	$2,033	$2,053	$2,132
Western Group	2,013	2,065	2,051
Corporate and other	(80)	(197)	(282)

	$3,966	$3,921	$3,901

Depreciation and amortization:
Eastern Group	$546	$485	$445
Western Group	550	492	432
Corporate and other	154	135	133

	$1,250	$1,112	$1,010

Adjusted Segment EBITDA	$3,966	$3,921	$3,901
Depreciation and amortization	1,250	1,112	1,010
Interest expense	563	491	446
Government settlement and investigation related costs	—	(33)	661
Gains on sales of facilities	—	(85)	(6)
Impairment of investment securities	—	—	168
Impairment of long-lived assets	12	130	19

Income before minority interests and income taxes	$2,141	$2,306	$1,603

	As of December 31,

	2004	2003

Assets:
Eastern Group	$7,870	$7,533
Western Group	8,704	8,549
Corporate and other	4,891	4,981

	$21,465	$21,063

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Eastern	Western	Corporate
	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2003	$920	$1,327	$234	$2,481
Acquisitions	14	32	7	53
Foreign currency translation	—	—	6	6

Balance at December 31, 2004	$934	$1,359	$247	$2,540

NOTE 16 —	OTHER COMPREHENSIVE INCOME
      The components of accumulated other comprehensive income are as follows (dollars in millions):

	Unrealized	Foreign
	Gains on	Currency	Defined
	Available-for-Sale	Translation	Benefit
	Securities	Adjustments	Plans	Total

Balances at December 31, 2001	$19	$(1)	$—	$18
Unrealized losses on available-for-sale securities, net of $47 income tax benefit	(81)	—	—	(81)
Losses reclassified into earnings from other comprehensive income, net of $62 income tax benefit	108	—	—	108
Foreign currency translation adjustments, net of $8 income taxes	—	36	—	36
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balances at December 31, 2002	46	35	(8)	73
Unrealized gains on available-for-sale securities, net of $52 of income taxes	92	—	—	92
Foreign currency translation adjustments, net of $20 of income taxes	—	11	—	11
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balances at December 31, 2003	138	46	(16)	168
Unrealized gains on available-for-sale securities, net of $27 of income taxes	46	—	—	46
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(36)	—	—	(36)
Foreign currency translation adjustments, net of $11 of income taxes	—	21	—	21
Defined benefit plans, net of $4 income tax benefit	—	—	(6)	(6)

Balances at December 31, 2004	$148	$67	$(22)	$193

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
      A summary of other accrued expenses at December 31 follows (dollars in millions):

	2004	2003

Employee benefit plans	$186	$174
Workers compensation	31	31
Taxes other than income	155	142
Professional liability risks	310	310
Interest	132	115
Dividends	63	10
Other	377	334

	$1,254	$1,116

      A summary of activity in HCA’s allowance for doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2002	$1,812	$1,581	$(1,348)	$2,045
Year ended December 31, 2003	2,045	2,207	(1,603)	2,649
Year ended December 31, 2004	2,649	2,669	(2,376)	2,942

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions, except per share amounts)

	2004

	First	Second	Third		Fourth

Revenues	$5,937	$5,833	$5,792		$5,940
Net income	$345	$352	$227	(a)	$322
Basic earnings per share	$0.71	$0.73	$0.47	(a)	$0.71
Diluted earnings per share	$0.69	$0.72	$0.47	(a)	$0.70
Cash dividends declared	$0.13	$0.13	$0.13		$0.13
Market prices(f):
High	$46.60	$43.24	$42.30		$41.64
Low	38.98	38.00	36.44		34.70

	2003

	First		Second		Third		Fourth

Revenues	$5,273		$5,467		$5,471		$5,597
Net income	$469	(b)	$240	(c)	$306	(d)	$317	(e)
Basic earnings per share	$0.92	(b)	$0.47	(c)	$0.62	(d)	$0.64	(e)
Diluted earnings per share	$0.90	(b)	$0.47	(c)	$0.61	(d)	$0.63	(e)
Cash dividends declared	$0.02		$0.02		$0.02		$0.02
Market prices(f):
High	$44.45		$41.36		$40.05		$43.45
Low	37.00		27.30		31.60		35.11

(a)	Third quarter results include $8 million ($0.02 per basic and diluted share) of charges related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).
(b)	First quarter results include $42 million ($0.08 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(c)	Second quarter results include $79 million ($0.16 per basic and $0.15 per diluted share) of charges related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).
(d)	Third quarter results include $7 million ($0.01 per basic and diluted share) of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).
(e)	Fourth quarter results include $25 million ($0.05 per basic and diluted share) of benefits related to the government settlement and investigation related costs (See NOTE 2 of the notes to consolidated financial statements).
(f)	Represents high and low sales prices of the Company’s common stock which is traded on the New York Stock Exchange (ticker symbol HCA).