Form 10-Q
period 2005-03-31
HCA INC/TN
filed 2005-05-06
CIK 860730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2005

Voting common stock, $.01 par value	420,166,800 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q

March 31, 2005

		Page of
		Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2005 and 2004	3
	Condensed Consolidated Balance Sheets — March 31, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II.	Other Information
Item 1.	Legal Proceedings	27
Item 6.	Exhibits	28
Signatures		29
EX-3 SECOND AMENDED AND RESTATED BYLAWS
EX-12 STATEMENT RE:COMPUTATION OF RATIO EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 1350 CERTIFICATION OF THE CEO & CFO

HCA INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
For the quarters ended March 31, 2005 and 2004
Unaudited
(Dollars in millions, except per share amounts)

	2005	2004

Revenues	$6,182	$5,937
Salaries and benefits	2,443	2,333
Supplies	1,051	980
Other operating expenses	972	951
Provision for doubtful accounts	574	694
Gains on investments	(9)	(10)
Equity in earnings of affiliates	(53)	(46)
Depreciation and amortization	337	303
Interest expense	164	135

	5,479	5,340

Income before minority interests and income taxes	703	597
Minority interests in earnings of consolidated entities	40	38

Income before income taxes	663	559
Provision for income taxes	249	214

Net income	$414	$345

Per share data:
Basic earnings per share	$0.97	$0.71
Diluted earnings per share	$0.95	$0.69
Cash dividends declared per share	$0.15	$0.13
Shares used in earnings per share calculations (in thousands):
Basic	427,675	487,727
Diluted	435,660	497,621

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$144	$129
Accounts receivable, less allowance for doubtful accounts of $2,965 and $2,942	3,254	3,083
Inventories	577	577
Deferred income taxes	458	467
Other	484	427

	4,917	4,683
Property and equipment, at cost	20,216	19,970
Accumulated depreciation	(8,888)	(8,574)

	11,328	11,396
Investments of insurance subsidiary	1,953	2,047
Investments in and advances to affiliates	611	486
Goodwill	2,579	2,540
Deferred loan costs	96	99
Other	205	214

	$21,689	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$842	$855
Accrued salaries	581	579
Other accrued expenses	1,298	1,254
Long-term debt due within one year	486	486

	3,207	3,174
Long-term debt	9,372	10,044
Professional liability risks	1,326	1,283
Deferred income taxes and other liabilities	1,664	1,748
Minority interests in equity of consolidated entities	789	809
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 441,166,800 shares in 2005 and 422,642,100 shares in 2004	4	4
Capital in excess of par value	612	—
Accumulated other comprehensive income	149	193
Retained earnings	4,566	4,210

	5,331	4,407

	$21,689	$21,465

See accompanying notes.

HCA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2005 and 2004
Unaudited
(Dollars in millions)

	2005	2004

Cash flows from operating activities:
Net income	$414	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	574	694
Depreciation and amortization	337	303
Income taxes	334	354
Changes in operating assets and liabilities	(872)	(972)
Other	36	48

Net cash provided by operating activities	823	772

Cash flows from investing activities:
Purchase of property and equipment	(288)	(390)
Acquisition of hospitals and health care entities	(36)	(15)
Disposition of hospitals and health care entities	7	25
Change in investments	(86)	(58)
Other	17	(3)

Net cash used in investing activities	(386)	(441)

Cash flows from financing activities:
Issuance of long-term debt	—	501
Net change in revolving bank credit facility	(670)	(130)
Repayment of long-term debt	(6)	(335)
Payment of cash dividends	(56)	(10)
Repurchase of common stock	—	(375)
Issuance of common stock	377	58
Other	(67)	(7)

Net cash used in financing activities	(422)	(298)

Change in cash and cash equivalents	15	33
Cash and cash equivalents at beginning of period	129	115

Cash and cash equivalents at end of period	$144	$148

Interest payments	$130	$103
Income tax refunds, net	$(85)	$(140)

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2005, these affiliates owned and operated 183 hospitals, 84 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $41 million and $36 million for the quarters ended March 31, 2005 and 2004, respectively. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Share-based Compensation

      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Income tax benefits associated with nonqualified stock option exercises of $83.0 million and $16.8 million for the quarters ended March 31, 2005 and 2004, respectively, were recorded as increases to stockholders’ equity.

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

     Share-based Compensation (continued)

upon fair values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

	Quarter

	2005	2004

Net income:
As reported	$414	$345
Share-based employee compensation expense determined under a fair value method, net of income taxes	7	21

Pro forma	$407	$324

Basic earnings per share:
As reported	$0.97	$0.71
Pro forma	$0.95	$0.66
Diluted earnings per share:
As reported	$0.95	$0.69
Pro forma	$0.93	$0.65

      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted during the quarters ended March 31, 2005 and 2004 were $13.96 and $12.95 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter

	2005	2004

Risk-free interest rate	3.73%	2.52%
Expected volatility	33.4%	35.5%
Expected life, in years	5	4
Expected dividend yield	1.41%	1.18%

      The expected volatility is derived using weekly, historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

      In December 2004, HCA accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. In April 2005, the Securities and Exchange Commission amended the date for compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) so that HCA will be required to apply the expense recognition provisions of SFAS 123R beginning January 1, 2006. Assuming SFAS 123R is adopted as expected, the decision to accelerate vesting of the identified stock options will result in the Company not being required to recognize share-based compensation expense, net of taxes, of approximately $36 million in 2006, $19 million in 2007, and $2 million in 2008. The elimination of the requirement to recognize compensation expense in future periods related to the unvested stock options was management’s basis for the decision to

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Share-based Compensation (continued)

accelerate the vesting. The effect of accelerating the vesting for all unvested options with exercise prices greater than $40.89 per share was an increase to the pro forma share-based employee compensation expense for the fourth quarter of 2004 of $112 million after-tax ($0.24 per basic share and $0.23 per diluted share).

NOTE 2 —	INCOME TAXES

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994 through 2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a 1996 Tax Court decision related to the IRS examination of Hospital Corporation of America’s 1987 and 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years. HCA made a deposit of $109 million during 2004 based on its estimate of additional tax and interest due for taxable periods through 2000.

      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS has claimed an additional $585 million in income taxes and interest, through March 31, 2005, with respect to these issues.

      HCA expects the IRS to complete its examination of HCA’s 2001 and 2002 Federal income tax returns during 2005. The IRS has not determined the amount of any additional income tax and interest that it may claim upon completion of this examination.

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

NOTE 3 —	EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and other stock awards, computed using the treasury stock method.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 3 —	EARNINGS PER SHARE (continued)

      The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter

	2005	2004

Net income	$414	$345
Weighted average common shares outstanding	427,675	487,727
Effect of dilutive securities:
Stock options	6,665	8,021
Other	1,320	1,873

Shares used for diluted earnings per share	435,660	497,621

Earnings per share:
Basic earnings per share	$0.97	$0.71
Diluted earnings per share	$0.95	$0.69

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY

      A summary of the insurance subsidiary’s investments at March 31, 2005 and December 31, 2004 follows (dollars in millions):

	March 31, 2005

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$11	$—	$—	$11
States and municipalities	1,200	31	(5)	1,226
Mortgage-backed securities	41	3	—	44
Corporate and other	53	2	(1)	54
Money market funds	75	—	—	75
Redeemable preferred stocks	1	—	—	1

	1,381	36	(6)	1,411

Equity securities:
Perpetual preferred stocks	10	—	—	10
Common stocks	663	149	(5)	807

	673	149	(5)	817

	$2,054	$185	$(11)	2,228

Amount classified as current asset				(275)

Investment carrying value				$1,953

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$2	$—	$—	$2
States and municipalities	1,219	50	(1)	1,268
Mortgage-backed securities	37	2	—	39
Corporate and other	82	1	—	83
Money market funds	48	—	—	48
Redeemable preferred stocks	1	—	—	1

	1,389	53	(1)	1,441

Equity securities:
Perpetual preferred stocks	8	—	—	8
Common stocks	694	180	(1)	873

	702	180	(1)	881

	$2,091	$233	$(2)	2,322

Amount classified as current asset				(275)

Investment carrying value				$2,047

      The fair value of investment securities is generally based on quoted market prices. At March 31, 2005 and December 31, 2004, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 495 equity positions at March 31, 2005, with 432 positions reflecting unrealized gains and 63 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $1 million). The equity positions (including those with unrealized losses) at March 31, 2005, are not concentrated in any particular industries.

NOTE 5 —	LONG-TERM DEBT

      HCA’s revolving credit facility (the “Credit Facility”) is a $1.750 billion agreement that expires November 2009. At March 31, 2005, HCA had $1.663 billion available under the Credit Facility.

      At March 31, 2005, interest on Credit Facility borrowings is payable generally at either a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2005, HCA was in compliance with all such covenants.

NOTE 6 —	CONTINGENCIES

General Liability

      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company in the normal course of business. This includes, but is not limited to, personal injury claims, claims relating to wrongful restriction or interference with physician staff privileges, employment disputes, contractual disputes,

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 6 —	CONTINGENCIES (Continued)

General Liability (continued)

and claims regarding billing or other business practices. Some of these matters include claims for which the Company is uninsured. Disputed facts and uncertainties in the law make it difficult to predict the outcome of individual matters with certainty, and unanticipated results in a particular matter or group of matters could have a material, adverse effect on HCA’s results of operations and financial position in a given period.

Government Investigation, Claims and Litigation

      In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”’) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or violation of Federal or state laws relating to Medicare, Medicaid or similar programs, could subject the Company to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against the Company as a result of such actions could have a material adverse effect on the Company’s results of operations or financial position.

NOTE 7 —	COMPREHENSIVE INCOME

      The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2005 and 2004 are as follows (in millions):

	Quarter

	2005	2004

Net income	$414	$345
Unrealized (losses) gains on available-for-sale securities	(37)	5
Currency translation adjustments	(7)	4

Comprehensive income	$370	$354

      The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	March 31,	December 31,
	2005	2004

Net unrealized gains on available-for-sale securities	$111	$148
Currency translation adjustments	60	67
Defined benefit plans	(22)	(22)

Accumulated other comprehensive income	$149	$193

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

      HCA operates in one line of business, which is operating hospitals and related health care entities. During both quarters ended March 31, 2005 and 2004, approximately 29% of the Company’s patient revenues related to patients participating in the Medicare program.

      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 92 consolidating hospitals located in the Eastern United States and the Western Group includes 83 consolidating hospitals located in the Western United States. HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,

	2005	2004

Revenues:
Eastern Group	$3,069	$2,915
Western Group	2,927	2,858
Corporate and other	186	164

	$6,182	$5,937

Equity in earnings of affiliates:
Eastern Group	$(1)	$(2)
Western Group	(52)	(44)
Corporate and other	—	—

	$(53)	$(46)

Adjusted segment EBITDA:
Eastern Group	$614	$573
Western Group	591	490
Corporate and other	(1)	(28)

	$1,204	$1,035

Depreciation and amortization:
Eastern Group	$145	$133
Western Group	151	136
Corporate and other	41	34

	$337	$303

Adjusted segment EBITDA	$1,204	$1,035
Depreciation and amortization	337	303
Interest expense	164	135

Income before minority interests and income taxes	$703	$597

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the increased leverage resulting from the financing of the 2004 tender offer, (ii) increases in the amount and risk of collectability of uninsured accounts, and deductibles and copayment amounts for insured accounts, (iii) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (iv) the highly competitive nature of the health care business, (v) the efforts of insurers, health care providers and others to contain health care costs, (vi) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (vii) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (viii) potential liabilities and other claims that may be asserted against HCA, (ix) fluctuations in the market value of HCA’s common stock, (x) the impact of HCA’s charity care and uninsured discounting policy changes, (xi) changes in accounting practices, (xii) changes in general economic conditions, (xiii) future divestitures which may result in charges, (xiv) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company’s business, (xvi) changes in business strategy or development plans, (xvii) delays in receiving payments for services provided, (xviii) the possible enactment of Federal or state health care reform, (xix) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xx) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xxi) changes in Federal, state or local regulations affecting the health care industry, (xxii) the ability to successfully effect the planned divestiture(s) of ten hospitals, (xxiii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, (xxiv) maintaining the increased quarterly cash dividend rate for the entire fiscal year, and (xxv) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First Quarter 2005 Operations Summary

      Net income totaled $414 million, or $0.95 per diluted share, for the quarter ended March 31, 2005, compared to $345 million, or $0.69 per diluted share, for the quarter ended March 31, 2004. HCA’s shares used for diluted earnings per share for the quarter ended March 31, 2005 were 435.7 million shares, compared to 497.6 million shares for the quarter ended March 31, 2004.

      Revenue per equivalent admission increased 2.3% in the first quarter of 2005 compared to the first quarter of 2004. HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $109 million in discounts to the uninsured being recorded during the first quarter of 2005. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”

      During the first quarter of 2005, HCA experienced a moderation in the rate of increase for uninsured patient admissions and emergency room visits. Same facility uninsured admissions, compared to the 2004 first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Quarter 2005 Operations Summary (continued)

quarter, increased 3.3%. Same facility uninsured emergency room visits increased 15.1% in the first quarter of 2005 compared to the first quarter of 2004.

      During the first quarter of 2005, same facility admissions increased 1.0%, compared to the first quarter of 2004. Same facility outpatient surgeries increased 1.5% during the first quarter of 2005 compared to the first quarter of 2004.

      For the first quarter of 2005, the provision for doubtful accounts decreased to 9.3% of revenues from 11.7% in the first quarter of 2004. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the first quarter of 2005 was 10.9% of revenues.

      While the Company continues to face operational challenges related to providing health care services for the uninsured, management believes it is important to recognize the generation of cash provided by operating activities of $823 million and $772 million during the first quarters of 2005 and 2004, respectively.

Results of Operations

Revenue/Volume Trends

      HCA’s revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. HCA facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. HCA does not pursue collection of amounts related to patients who meet the Company’s guidelines to qualify for charity care; therefore, they are not reported in revenues. On January 1, 2005, HCA modified its policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans.

      Revenues increased 4.1% from $5.937 billion in the first quarter of 2004 to $6.182 billion for the first quarter of 2005. The increase in revenues can be attributed to a 1.8% increase in equivalent admissions and a 2.3% increase in revenue per equivalent admission. HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $109 million in discounts to the uninsured being recorded during the first quarter of 2005.

      Consolidated admissions increased 0.5% and same facility admissions increased 1.0% compared to the first quarter of 2004. Consolidated outpatient surgeries increased 1.7% and same facility outpatient surgeries increased 1.5% in the first quarter of 2005 compared to the first quarter of 2004.

      Admissions related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters ended March 31, 2005 and 2004 are set forth below. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter

	2005	2004

Medicare	40%	40%
Medicaid	10	10
Managed Medicaid	5	4
Managed care and other discounted plans	41	42
Uninsured	4	4

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

      During the first quarter of 2005, HCA experienced a moderation in the rate of increase for uninsured patient volume. Same facility uninsured admissions increased 3.3% in the first quarter of 2005 compared to the first quarter of 2004. The trend of quarterly same facility admissions growth during 2004, compared to 2003, was 13.7% during the first quarter, 15.2% during the second quarter, 7.2% during the third quarter and 3.7% during the fourth quarter.

      At March 31, 2005, HCA had 76 hospitals in the states of Texas and Florida. During the first quarter of 2005, 52% of the Company’s admissions and 50% of the Company’s revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 59% of the Company’s uninsured admissions.

      HCA facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. The recording of $109 million in discounts to the uninsured during the first quarter of 2005 lowered the rate of growth in revenue per equivalent admission in the first quarter of 2005, compared to the first quarter of 2004. Same facility revenue per equivalent admission increased 2.5% in the first quarter of 2005 compared to the 2004 first quarter. Adjusting for the effect of the new discount policy for the uninsured, same facility revenue per equivalent admission increased 4.3% for the first quarter of 2005. Charity care and discounts to the uninsured total $393 million in the first quarter of 2005, compared to $218 million in the first quarter of 2004.

      The approximate percentages of the Company’s inpatient revenues related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters ended March 31, 2005 and 2004 are set forth in the following table. The uninsured discounts and continued increases in charity care resulted in a decline in uninsured inpatient revenues in the first quarter of 2005, compared to the first quarter of 2004. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter

	2005	2004

Medicare	38%	38%
Medicaid	6	6
Managed Medicaid	3	3
Managed care and other discounted plans	50	45
Uninsured	3	8

	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Legislative changes have resulted in limitations and even reductions in levels of payments to health care providers for certain services under these government programs.

      HCA recorded $36 million and $33 million of revenues related to Medicare operating outlier cases for the first quarters of 2005 and 2004, respectively. These amounts represent 2.1% and 2.0% of Medicare revenues and 0.6% of total revenues for the first quarters of 2005 and 2004, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

      The following are comparative summaries of results from operations for the quarters ended March 31, 2005 and 2004 (dollars in millions, except per share amounts):

	Quarter

	2005		2004

	Amount	Ratio	Amount	Ratio

Revenues	$6,182	100.0	$5,937	100.0
Salaries and benefits	2,443	39.5	2,333	39.3
Supplies	1,051	17.0	980	16.5
Other operating expenses	972	15.7	951	16.1
Provision for doubtful accounts	574	9.3	694	11.7
Gains on investments	(9)	(0.1)	(10)	(0.2)
Equity in earnings of affiliates	(53)	(0.9)	(46)	(0.8)
Depreciation and amortization	337	5.4	303	5.0
Interest expense	164	2.7	135	2.3

	5,479	88.6	5,340	89.9

Income before minority interests and income taxes	703	11.4	597	10.1
Minority interests in earnings of consolidated entities	40	0.7	38	0.7

Income before income taxes	663	10.7	559	9.4
Provision for income taxes	249	4.0	214	3.6

Net income	$414	6.7	$345	5.8

Basic earnings per share	$0.97		$0.71
Diluted earnings per share	$0.95		$0.69
% changes from prior year:
Revenues	4.1%		12.6%
Income before income taxes	18.5		(26.8)
Net income	19.7		(26.3)
Basic earnings per share	36.6		(22.8)
Diluted earnings per share	37.7		(23.3)
Admissions(a)	0.5		6.4
Equivalent admissions(b)	1.8		6.5
Revenue per equivalent admission	2.3		5.8
Same facility % changes from prior year(c):
Revenues	4.7		8.7
Admissions(a)	1.0		2.5
Equivalent admissions(b)	2.1		2.5
Revenue per equivalent admission	2.5		6.0

(a)	Represents the total number of patients admitted to HCA’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures

Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)

      The results of operations for the quarter ended March 31, 2005, adjusted for the impact of HCA’s new uninsured discount policy, are presented below:

	Reported	Uninsured	Non-GAAP	GAAP %	Non-GAAP %
	GAAP	Discounts	Adjusted	of	of Adjusted
	Amounts	Adjustment (a)	Amounts (b)	Revenues	Revenues

Revenues	$6,182	$109	$6,291	100.0%	100.0%
Salaries and benefits	2,443	—	2,443	39.5%	38.8%
Supplies	1,051	—	1,051	17.0	16.7
Other operating expenses	972	—	972	15.7	15.4
Provision for doubtful accounts	574	109	683	9.3	10.9
Admissions	432,600		432,600
Equivalent admissions	636,400		636,400
Revenue per equivalent admission	$9,714		$9,885
% change from prior year	2.3%		4.1%
Same Facility(c):
Revenues	$6,139	$108	$6,247
Admissions	431,200		431,200
Equivalent admissions	633,900		633,900
Revenue per equivalent admission	$9,683		$9,855
% change from prior year	2.5%		4.3%

(a)	Represents the impact of the discounts for the uninsured for the quarter. On January 1, 2005, HCA modified its policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA first attempts to qualify uninsured patients for Medicaid, other Federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under HCA’s uninsured discount policy (non-GAAP financial measures). The Company believes that these non-GAAP financial measures are useful to investors to provide disclosures of its results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission for periods prior and subsequent to the January 1, 2005 implementation of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. The Company believes this supplemental information provides it and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating the Company’s overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2005 and 2004

      Net income totaled $414 million, or $0.95 per diluted share, in 2005 compared to $345 million, or $0.69 per diluted share, in 2004. HCA’s shares used for diluted earnings per share for the quarter ended March 31, 2005 were 435.7 million shares, compared to 497.6 million shares for the quarter ended March 31, 2004. The lower shares amount is due to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s common stock were repurchased.

      For the first quarter of 2005, admissions increased 0.5% and same facility admissions increased 1.0% compared to the first quarter of 2004. Outpatient surgical volumes increased 1.7% on a consolidated basis and 1.5% on a same facility basis compared to the first quarter of 2004.

      HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $109 million in discounts to the uninsured being recorded during the first quarter of 2005. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

      Salaries and benefits, as a percentage of revenues, were 39.5% in the first quarter of 2005 and 39.3% in the same quarter of 2004. Adjusting for the effect of the new discount policy for the uninsured, salaries and benefits, as a percentage of revenues, were 38.8% in the first quarter of 2005.

      Supplies increased, as a percentage of revenues, from 16.5% in the first quarter of 2004 to 17.0% in the first quarter of 2005. Adjusting for the effect of the new discount policy for the uninsured, supplies, as a percentage of revenues, were 16.7% in the first quarter of 2005. Supply costs continue to increase in the cardiac, orthopedic and pharmaceutical areas.

      Other operating expenses, as a percentage of revenues, decreased to 15.7% in the first quarter of 2005 compared to 16.1% in the first quarter of 2004. Adjusting for the effect of the new discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 15.4% in the first quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature.

      Provision for doubtful accounts, as a percentage of revenues, decreased to 9.3% in the first quarter of 2005 from 11.7% in the first quarter of 2004. Adjusting for the effect of the new discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 10.9% in the first quarter of 2005. The improvement in the provision for doubtful accounts, after adjusting for the effect of the uninsured discounts, can be primarily attributed to the results of the most recent quarterly hindsight review. The hindsight review showed a moderation in what has been an approximate two-year trend of continued deterioration in the collectability of uninsured patient accounts. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At March 31, 2005, the Company’s allowance for doubtful accounts represented approximately 78% of the $3.816 billion total patient due accounts receivable balance.

      Gains on investments of $9 million in the first quarter of 2005 and $10 million in the first quarter of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.

      Equity in earnings of affiliates increased from $46 million in the first quarter of 2004 to $53 million in the first quarter of 2005 due to an increase in profits at joint ventures accounted for under the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2005 and 2004 (continued)

      Depreciation and amortization increased by $34 million from the first quarter of 2004 to the first quarter of 2005. The increase is primarily the result of $1.5 billion of net capital spending for the year ended December 31, 2004, and $317 million of net capital spending in the first quarter of 2005.

      Interest expense increased from $135 million in the first quarter of 2004 to $164 million in the first quarter of 2005. The increase was primarily due to higher levels of debt in the first quarter of 2005 compared to the first quarter of 2004. HCA’s average debt balance was $10.245 billion for first quarter of 2005 compared to $8.789 billion for the first quarter of 2004. The increase in the average debt balance was primarily due to borrowings related to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s stock were repurchased.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $823 million in the first quarter of 2005 compared to $772 million in the first quarter of 2004. Working capital totaled $1.710 billion at March 31, 2005 and $1.509 billion at December 31, 2004.

      Cash used in investing activities was $386 million in the first quarter of 2005 compared to $441 million in the first quarter of 2004. Excluding acquisitions, capital expenditures were $288 million in first quarter of 2005 and $390 million in first quarter of 2004. Annual planned capital expenditures, including outpatient acquisitions, in 2005 and 2006 are expected to approximate $1.6 billion and $1.8 billion, respectively. At March 31, 2005, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.2 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. During the first quarter of 2005, HCA announced its intention to divest ten acute care hospitals located in six states.

      Cash used in financing activities totaled $422 million during the first quarter of 2005 compared to $298 million during the first quarter of 2004. During the first quarter of 2005, HCA repaid $670 million of borrowings under its Credit Facility. HCA received cash inflows of $377 million related primarily to the exercise of employee stock options during the first quarter of 2005.

      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.693 billion available as of April 15, 2005) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

      Investments of HCA’s professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.228 billion and $2.322 billion at March 31, 2005 and December 31, 2004, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $76 million and $79 million at March 31, 2005 and December 31, 2004, respectively, are included in other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Financing Activities

      HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2005, HCA was in compliance with all such covenants.

      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.

      In December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that allows the Company to issue, from time to time, up to $1.5 billion in debt securities. As of March 31, 2005, HCA has not issued any debt securities under this registration statement.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Share Repurchase Activities

      During the first quarter of 2004, HCA repurchased 8.9 million shares of its common stock for $375 million. The Company did not repurchase any of its common stock during the first quarter of 2005.

Systems Development Projects

      HCA is in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At March 31, 2005, project-to-date costs incurred were $252 million ($152 million of the costs incurred have been capitalized and $100 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

Market Risk

      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.411 billion and $817 million, respectively, at March 31, 2005. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.

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

Market Risk (continued)

and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At March 31, 2005, HCA had a net unrealized gain of $174 million on the insurance subsidiary’s investment securities.

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

      With respect to HCA’s interest-bearing liabilities, approximately $2.130 billion of long-term debt at March 31, 2005 is subject to variable rates of interest, while the remaining balance in long-term debt of $7.728 billion at March 31, 2005 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Company’s Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% (depending on HCA’s credit ratings); a bank term loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for the Company’s Credit Facility increased from 1.80% for the quarter ended March 31, 2004 to 3.37% for the quarter ended March 31, 2005, and the average rate for the Company’s term loans increased from 2.10% for the quarter ended March 31, 2004 to 3.70% for the quarter ended March 31, 2005. The estimated fair value of HCA’s total long-term debt was $10.032 billion at March 31, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $21 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.

      Foreign operations and the related market risks associated with foreign currency are currently insignificant to HCA’s results of operations and financial position.

Pending IRS Disputes

      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994 through 2000 Federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 Federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pending IRS Disputes (continued)

1991 through 1993 Federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 Federal income tax returns.

      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a 1996 Tax Court decision related to the IRS examination of Hospital Corporation of America’s 1987 and 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for subsequent taxable years. HCA made a deposit of $109 million during 2004 for additional tax and interest, based on its estimate of additional tax and interest due for taxable periods through 2000.

      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the amount of insurance expense deducted in 1999 and 2000, and the amount of gain or loss recognized on the divestiture of certain noncore business units in 1998. The IRS has claimed an additional $585 million in income taxes and interest, through March 31, 2005, with respect to these issues.

      HCA expects the IRS to complete its examination of HCA’s 2001 and 2002 Federal income tax returns during 2005. The IRS has not determined the amount of any additional income tax and interest that it may claim upon completion of this examination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2005	2004

CONSOLIDATING
Number of hospitals in operation at:
March 31	183	184
June 30		183
September 30		183
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	84	79
June 30		82
September 30		81
December 31		84
Licensed hospital beds at(a):
March 31	41,892	41,931
June 30		41,930
September 30		42,044
December 31		41,852
Weighted average licensed beds(b):
Quarter:
First	41,856	41,934
Second		41,962
Third		42,030
Fourth		42,060
Year		41,997
Average daily census(c):
Quarter:
First	23,991	23,885
Second		22,345
Third		21,900
Fourth		21,854
Year		22,493
Admissions(d):
Quarter:
First	432,600	430,300
Second		410,500
Third		410,800
Fourth		407,600
Year		1,659,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2005	2004

Equivalent admissions(e):
Quarter:
First	636,400	625,200
Second		610,800
Third		611,400
Fourth		606,600
Year		2,454,000
Average length of stay (days)(f):
Quarter:
First	5.0	5.1
Second		5.0
Third		4.9
Fourth		4.9
Year		5.0
Emergency room visits(g):
Quarter:
First	1,391,800	1,296,900
Second		1,309,600
Third		1,320,900
Fourth		1,292,100
Year		5,219,500
Outpatient surgeries(h):
Quarter:
First	211,000	207,500
Second		213,000
Third		207,800
Fourth		206,500
Year		834,800
Inpatient surgeries(i):
Quarter:
First	135,500	135,400
Second		135,500
Third		136,400
Fourth		133,700
Year		541,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2005	2004

Days in accounts receivable(j):
Quarter:
First	47	50
Second		49
Third		47
Fourth		48
Year		48
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$19,988	$18,026
Second		17,534
Third		17,524
Fourth		18,195
Year		71,279
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second		37%
Third		37%
Fourth		37%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	7	7
June 30		7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	8	4
June 30		9
September 30		10
December 31		8
Licensed hospital beds at:
March 31	2,231	2,199
June 30		2,199
September 30		2,199
December 31		2,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

BALANCE SHEET DATA

	% of Accounts Receivable

	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts Receivable Aging at March 31, 2005:
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	17	3	3
Uninsured	23	13	25

Total	53%	17%	30%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Prior year amounts have been reclassified to conform to the 2005 presentation.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms. Prior year emergency visits were restated to conform to the current year presentation.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.
(k)	Gross patient revenues are based upon the Company’s standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to HCA’s hospitals. Prior year amounts have been reclassified to conform to the 2005 presentation.
(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control Over Financial Reporting

      During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

General Liability

      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company in the normal course of business. This includes, but is not limited to, personal injury claims, claims relating to wrongful restriction or interference with physician staff privileges, employment disputes, contractual disputes, and claims regarding billing or other business practices. Some of these matters include claims for which the Company is uninsured. Disputed facts and uncertainties in the law make it difficult to predict the outcome of individual matters with certainty, and unanticipated results in a particular matter or group of matters could have a material, adverse effect on HCA’s results of operations and financial position in a given period.

Government Investigation, Claims and Litigation

      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of Federal or state laws relating to Medicare, Medicaid or similar programs, could subject the Company to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against the Company as a result of such actions could have a material adverse effect on the Company’s results of operations or financial position.

Tax Related Proceedings

      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 2 — Income Taxes in the notes to unaudited condensed consolidated financial statements.

Item 6: Exhibits

      (a) List of Exhibits:

Exhibit 3 — Second Amended and Restated Bylaws of HCA Inc., as amended March 24, 2005 (restated electronically for SEC filing purposes).*

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

Date: May 6, 2005