Form 10-Q
period 2005-06-30
HCA INC/TN
filed 2005-08-04
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2005

Voting common stock, $.01 par value	430,962,600 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.
Form 10-Q
June 30, 2005

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months

	2005	2004	2005	2004

Revenues	$6,070	$5,833	$12,252	$11,770
Salaries and benefits	2,463	2,334	4,906	4,667
Supplies	1,042	967	2,093	1,947
Other operating expenses	981	891	1,953	1,842
Provision for doubtful accounts	541	661	1,115	1,355
Gains on investments	(22)	(18)	(31)	(28)
Equity in earnings of affiliates	(53)	(53)	(106)	(99)
Depreciation and amortization	364	315	701	618
Interest expense	165	136	329	271
Gains on sales of facilities	(29)	—	(29)	—

	5,452	5,233	10,931	10,573

Income before minority interests and income taxes	618	600	1,321	1,197
Minority interests in earnings of consolidated entities	49	35	89	73

Income before income taxes	569	565	1,232	1,124
Provision for income taxes	164	213	413	427

Net income	$405	$352	$819	$697

Per share data:
Basic earnings per share	$0.91	$0.73	$1.88	$1.44
Diluted earnings per share	$0.90	$0.72	$1.84	$1.41
Cash dividends declared per share	$0.15	$0.13	$0.30	$0.26
Shares used in earnings per share calculations (in thousands):
Basic	443,489	482,159	435,626	484,943
Diluted	451,731	490,261	443,739	493,941
See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$463	$129
Accounts receivable, less allowance for doubtful accounts of $2,892 and $2,942	3,214	3,083
Inventories	580	577
Deferred income taxes	464	467
Other	370	427

	5,091	4,683
Property and equipment, at cost	20,344	19,970
Accumulated depreciation	(9,160)	(8,574)

	11,184	11,396
Investments of insurance subsidiary	1,997	2,047
Investments in and advances to affiliates	556	486
Goodwill	2,622	2,540
Deferred loan costs	92	99
Other	176	214

	$21,718	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$832	$855
Accrued salaries	578	579
Other accrued expenses	1,255	1,254
Long-term debt due within one year	560	486

	3,225	3,174
Long-term debt	8,800	10,044
Professional liability risks	1,303	1,283
Deferred income taxes and other liabilities	1,472	1,748
Minority interests in equity of consolidated entities	801	809
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 451,962,600 shares in 2005 and 422,642,100 shares in 2004	5	4
Capital in excess of par value	1,080	—
Accumulated other comprehensive income	131	193
Retained earnings	4,901	4,210

	6,117	4,407

	$21,718	$21,465

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Unaudited
(Dollars in millions)

	2005	2004

Cash flows from operating activities:
Net income	$819	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,115	1,355
Depreciation and amortization	701	618
Income taxes	222	254
Changes in operating assets and liabilities	(1,341)	(1,533)
Other	70	63

Net cash provided by operating activities	1,586	1,454

Cash flows from investing activities:
Purchase of property and equipment	(625)	(787)
Acquisition of hospitals and health care entities	(84)	(30)
Disposition of hospitals and health care entities	36	28
Change in investments	(110)	(71)
Other	25	1

Net cash used in investing activities	(758)	(859)

Cash flows from financing activities:
Issuance of long-term debt	—	501
Net change in revolving bank credit facility	(700)	(160)
Repayment of long-term debt	(480)	(383)
Payment of cash dividends	(123)	(72)
Repurchases of common stock	—	(592)
Issuances of common stock	922	127
Other	(113)	(11)

Net cash used in financing activities	(494)	(590)

Change in cash and cash equivalents	334	5
Cash and cash equivalents at beginning of period	129	115

Cash and cash equivalents at end of period	$463	$120

Interest payments	$308	$258
Income tax payments, net of refunds	$191	$173
See accompanying notes.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2005, these affiliates owned and operated 183 hospitals, 84 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $45 million and $40 million for the quarters ended June 30, 2005 and 2004, respectively, and $86 million and $76 million for the six months ended June 30, 2005 and 2004, respectively. Operating results for the quarter and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      Certain prior year amounts have been reclassified to conform to the current year presentation.

Share-based Compensation
      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Income tax benefits associated with nonqualified stock option exercises of $72 million and $18 million for the quarters ended June 30, 2005 and 2004, respectively, and $155 million and $35 million for the six months ended June 30, 2005 and 2004, respectively, were recorded as increases to stockholders’ equity.
      As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCA has determined pro forma net income and earnings per share, as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Share-based Compensation (continued)
upon fair values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

	Quarter		Six Months

	2005	2004	2005	2004

Net income:
As reported	$405	$352	$819	$697
Share-based employee compensation expense determined under a fair value method, net of income taxes	2	22	9	43

Pro forma	$403	$330	$810	$654

Basic earnings per share:
As reported	$0.91	$0.73	$1.88	$1.44
Pro forma	$0.91	$0.68	$1.86	$1.35
Diluted earnings per share:
As reported	$0.90	$0.72	$1.84	$1.41
Pro forma	$0.89	$0.67	$1.82	$1.32
      The weighted average fair values of HCA’s stock options granted for the quarters ended June 30, 2005 and 2004 were $17.27 and $11.50 per share, respectively. For the six months ended June 30, 2005 and 2004 the weighted average fair values were $15.66 and $12.93 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Six Months

	2005	2004	2005	2004

Risk-free interest rate	3.86%	3.50%	3.80%	2.53%
Expected volatility	33%	35%	33%	35%
Expected life, in years	5	4	5	4
Expected dividend yield	1.25%	1.24%	1.33%	1.18%
      The expected volatility is derived using weekly, historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on United States Treasury Strips on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.
      In December 2004, HCA accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. In April 2005, the Securities and Exchange Commission amended the date for compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), so that HCA will be required to apply the expense recognition provisions of SFAS 123R beginning January 1, 2006. Assuming SFAS 123R is adopted as expected, the decision to accelerate vesting of the identified stock options will result in the Company not being required to recognize share-based compensation expense, net of taxes, of approximately $36 million in 2006, $19 million in 2007, and $2 million in 2008. The elimination of the requirement to recognize compensation

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited
NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Professional Liability Insurance Claims
      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.613 billion and $1.593 billion at June 30, 2005 and December 31, 2004, respectively. The current portion of the reserves, $310 million at June 30, 2005 and December 31, 2004, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $59 million and $35 million for the quarters ended June 30, 2005 and June 30, 2004, respectively, and $161 million and $128 million for the six months ended June 30, 2005 and June 30, 2004, respectively, and are included in “other operating expenses” in the Company’s condensed consolidated income statement. The Company recognized a reduction in its estimated professional liability insurance reserves of $36 million pretax, or $0.05 per diluted share, during the second quarter of 2005. Results for the second quarter of 2004 included a reduction in its estimated professional liability reserves of $59 million pretax, or $0.07 per diluted share. The malpractice reserve reductions in the second quarters of 2005 and 2004 reflect the recognition by HCA’s external actuaries of improving frequency and severity claim trends at HCA. This declining frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and HCA’s risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

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
      During the second quarter of 2005, HCA reached a partial settlement with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units. As a result of this settlement, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share, during the second quarter.
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

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 2 —	INCOME TAXES (continued)
      Other disputed items include the deductibility of a portion of a 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $412 million in income taxes and interest, through June 30, 2005, with respect to these issues.
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
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards.
      The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2005 and 2004 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Six Months

	2005	2004	2005	2004

Net income	$405	$352	$819	$697
Weighted average common shares outstanding	443,489	482,159	435,626	484,943
Effect of dilutive securities:
Stock options	6,970	6,481	6,817	7,251
Other	1,272	1,621	1,296	1,747

Shares used for diluted earnings per share	451,731	490,261	443,739	493,941

Earnings per share:
Basic earnings per share	$0.91	$0.73	$1.88	$1.44
Diluted earnings per share	$0.90	$0.72	$1.84	$1.41

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY
      A summary of the insurance subsidiary’s investments at June 30, 2005 and December 31, 2004 follows (dollars in millions):

	June 30, 2005

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,218	$44	$(1)	$1,261
Mortgage-backed securities	8	4	—	12
Corporate and other	25	1	—	26
Money market funds	154	—	—	154

	1,405	49	(1)	1,453

Equity securities:
Perpetual preferred stocks	10	—	—	10
Common stocks	683	132	(6)	809

	693	132	(6)	819

	$2,098	$181	$(7)	2,272

Amounts classified as current assets				(275)

Investment carrying value				$1,997

	December 31, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$2	$—	$—	$2
States and municipalities	1,219	50	(1)	1,268
Mortgage-backed securities	37	2	—	39
Corporate and other	82	1	—	83
Money market funds	48	—	—	48
Redeemable preferred stocks	1	—	—	1

	1,389	53	(1)	1,441

Equity securities:
Perpetual preferred stocks	8	—	—	8
Common stocks	694	180	(1)	873

	702	180	(1)	881

	$2,091	$233	$(2)	2,322

Amounts classified as current assets				(275)

Investment carrying value				$2,047

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)
      The fair value of investment securities is generally based on quoted market prices. At June 30, 2005 and December 31, 2004, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 511 equity positions at June 30, 2005, with 441 positions reflecting unrealized gains and 70 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at June 30, 2005 represent situations where there has been a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at June 30, 2005 are not concentrated in any particular industries.

NOTE 5 —	LONG-TERM DEBT
      HCA’s revolving credit facility (the “Credit Facility”) is a $1.750 billion agreement that expires November 2009. At June 30, 2005, HCA had $1.693 billion available under the Credit Facility.
      At June 30, 2005, interest on Credit Facility borrowings is payable generally at either a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2005, HCA was in compliance with all such covenants.

NOTE 6 —	CONTINGENCIES

General Liability
      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company in the normal course of business. This includes, but is not limited to, personal injury claims, claims relating to wrongful restriction or interference with physician staff privileges, employment disputes, contractual disputes, and claims regarding billing or other business practices. Some of these matters include claims for which the Company is uninsured. Disputed facts and uncertainties in the law make it difficult to predict the outcome of individual matters with certainty, and unanticipated results in a particular matter or group of matters could have a material, adverse effect on HCA’s results of operations and financial position.

Government Investigation, Claims and Litigation
      In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject the Company to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against the Company as a result of such actions could have a material, adverse effect on the Company’s results of operations and financial position.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	COMPREHENSIVE INCOME
      The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2005 and 2004 are as follows (in millions):

	Quarter		Six Months

	2005	2004	2005	2004

Net income	$405	$352	$819	$697
Unrealized losses on available-for-sale securities	—	(24)	(37)	(19)
Currency translation adjustments	(18)	(2)	(25)	2

Comprehensive income	$387	$326	$757	$680

      The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	June 30,	December 31,
	2005	2004

Net unrealized gains on available-for-sale securities	$111	$148
Currency translation adjustments	42	67
Defined benefit plans	(22)	(22)

Accumulated other comprehensive income	$131	$193

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION
      HCA operates in one line of business, which is operating hospitals and related health care entities. During each of the quarters and six months ended June 30, 2005 and 2004, approximately 28% of the Company’s revenues related to patients participating in the Medicare program.
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
      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)
geographic distributions of HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarters		Six Months

	2005	2004	2005	2004

Revenues:
Eastern Group	$2,978	$2,824	$6,047	$5,739
Western Group	2,906	2,843	5,833	5,701
Corporate and other	186	166	372	330

	$6,070	$5,833	$12,252	$11,770

Equity in earnings of affiliates:
Eastern Group	$(1)	$(2)	$(2)	$(4)
Western Group	(52)	(41)	(104)	(85)
Corporate and other	—	(10)	—	(10)

	$(53)	$(53)	$(106)	$(99)

Adjusted segment EBITDA:
Eastern Group	$542	$489	$1,156	$1,062
Western Group	543	509	1,134	999
Corporate and other	33	53	32	25

	$1,118	$1,051	$2,322	$2,086

Depreciation and amortization:
Eastern Group	$168	$137	$313	$270
Western Group	155	136	306	272
Corporate and other	41	42	82	76

	$364	$315	$701	$618

Adjusted segment EBITDA	$1,118	$1,051	$2,322	$2,086
Depreciation and amortization	364	315	701	618
Interest expense	165	136	329	271
Gains on sales of facilities	(29)	—	(29)	—

Income before minority interests and income taxes	$618	$600	$1,321	$1,197

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) increases in the amount and risk of collectability of uninsured accounts, and deductibles and copayment amounts for insured accounts, (ii) the ability to achieve operating and financial targets, achieve expected levels of patient volumes and control the costs of providing services, (iii) the highly competitive nature of the health care business, (iv) the efforts of insurers, health care providers and others to contain health care costs, (v) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (vi) the ability to attract and retain qualified management and other personnel, including affiliated physicians, nurses and medical support personnel, (vii) potential liabilities and other claims that may be asserted against HCA, (viii) fluctuations in the market value of HCA’s common stock, (ix) the impact of HCA’s charity care and uninsured discounting policy changes, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in charges, (xiii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of the Company’s business, (xv) changes in business strategy or development plans, (xvi) delays in receiving payments for services provided, (xvii) the possible enactment of federal or state health care reform, (xviii) the outcome of pending and any future tax audits, appeals and litigation associated with HCA’s tax positions, (xix) the outcome of HCA’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and HCA’s corporate integrity agreement with the government, (xx) changes in federal, state or local regulations affecting the health care industry, (xxi) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (xxii) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (“SEC”). As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Second Quarter 2005 Operations Summary
      Net income totaled $405 million, or $0.90 per diluted share, for the quarter ended June 30, 2005, compared to $352 million, or $0.72 per diluted share, for the quarter ended June 30, 2004. The second quarter 2005 operating results include: a favorable tax settlement of $48 million, or $0.11 per diluted share, related to the Company’s divestiture of certain noncore business units in 1998 and 2001; the recognition of a previously deferred gain of $29 million, or $0.04 per diluted share, on the sale of certain medical office buildings; and additional depreciation expense of $30 million, or $0.04 per diluted share, related to reclassifying certain medical equipment from seven year depreciable lives to four year depreciable lives to correct accumulated depreciation at certain facilities and attain consistent application of the Company’s accounting policy for fixed assets. HCA’s shares used for diluted earnings per share for the quarter ended June 30, 2005 were 451.7 million shares, compared to 490.3 million shares for the quarter ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Second Quarter 2005 Operations Summary (continued)
      Revenue per equivalent admission increased 2.6% in the second quarter of 2005 compared to the second quarter of 2004. HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $184 million in discounts to the uninsured being recorded during the second quarter of 2005. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”
      During the second quarter of 2005, same facility admissions decreased 0.3%, compared to the second quarter of 2004. Same facility outpatient surgeries increased 1.2% during the second quarter of 2005 compared to the second quarter of 2004.
      The Company recognized a reduction in its estimated professional liability insurance reserves of $36 million pretax, or $0.05 per diluted share, during the second quarter of 2005. Results for the second quarter of 2004 included a reduction in its estimated professional liability reserves of $59 million pretax, or $0.07 per diluted share.
      For the second quarter of 2005, the provision for doubtful accounts decreased to 8.9% of revenues from 11.3% in the second quarter of 2004. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the second quarter of 2005 was 11.6% of revenues. Same facility uninsured admissions, compared to the 2004 second quarter, increased 5.1%. Same facility uninsured emergency room visits increased 10.4% in the second quarter of 2005 compared to the second quarter of 2004.
Update of Critical Accounting Policies and Estimates

Professional Liability Insurance Claims
      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.613 billion and $1.593 billion at June 30, 2005 and December 31, 2004, respectively. The current portion of the reserves, $310 million at June 30, 2005 and December 31, 2004, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $59 million and $35 million for the quarters ended June 30, 2005 and June 30, 2004, respectively, and $161 million and $128 million for the six months ended June 30, 2005 and June 30, 2004, respectively, and are included in “other operating expenses” in the Company’s condensed consolidated income statement. The Company recognized a reduction in its estimated professional liability insurance reserves of $36 million pretax, or $0.05 per diluted share, during the second quarter of 2005. Results for the second quarter of 2004 included a reduction in its estimated professional liability reserves of $59 million pretax, or $0.07 per diluted share. The malpractice reserve reductions in the second quarters of 2005 and 2004 reflect the recognition by HCA’s external actuaries of improving frequency and severity claim trends at HCA. This declining frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and HCA’s risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.
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
      Revenues increased 4.1% from $5.833 billion in the second quarter of 2004 to $6.070 billion for the second quarter of 2005. The increase in revenues can be attributed to a 1.5% increase in equivalent admissions and a 2.6% increase in revenue per equivalent admission. HCA’s revised uninsured discount policy resulted in $184 million in discounts to the uninsured being recorded during the second quarter of 2005.
      Consolidated admissions decreased 0.7% and same facility admissions decreased 0.3% compared to the second quarter of 2004. Consolidated outpatient surgeries increased 1.5% and same facility outpatient surgeries increased 1.2% in the second quarter of 2005 compared to the second quarter of 2004.
      Admissions related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters and six months ended June 30, 2005 and 2004 are set forth below. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter		Six Months

	2005	2004	2005	2004

Medicare	38%	39%	39%	40%
Medicaid	10	10	10	10
Managed Medicaid	5	4	5	4
Managed care and other discounted plans	42	42	41	42
Uninsured	5	5	5	4

	100%	100%	100%	100%

      Same facility uninsured admissions increased 5.1% in the second quarter of 2005 compared to the second quarter of 2004 and increased 3.3% in the first quarter of 2005 compared to the first quarter of 2004. The trend of quarterly same facility admissions growth during 2004, compared to 2003, was 13.7% during the first quarter, 15.2% during the second quarter, 7.2% during the third quarter and 3.7% during the fourth quarter.
      At June 30, 2005, HCA had 76 hospitals in the states of Texas and Florida. During the second quarter of 2005, 51% of the Company’s admissions and 49% of the Company’s revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 57% of the Company’s uninsured admissions.
      HCA facilities’ gross charges typically do not reflect what the facilities are actually paid. HCA’s facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. The recording of $184 million in discounts to the uninsured during the second quarter of 2005 lowered the rate of growth in revenue per equivalent admission in the second quarter of 2005, compared to the second quarter of 2004. Same facility revenue per equivalent admission increased 3.1% in the second quarter of 2005 compared to the 2004 second quarter. Adjusting for the effect of the new discount policy for the uninsured, same facility revenue per equivalent admission increased 6.2% for the second quarter of 2005. Charity care and discounts to the uninsured total $459 million in the second quarter of 2005, compared to $232 million in the second quarter of 2004.
      The approximate percentages of the Company’s inpatient revenues related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters and six

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Revenue/Volume Trends (continued)
months ended June 30, 2005 and 2004 are set forth in the following table. The uninsured discounts and continued increases in charity care resulted in a decline in uninsured inpatient revenues in the second quarter of 2005, compared to the second quarter of 2004. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter		Six Months

	2005	2004	2005	2004

Medicare	36%	37%	37%	37%
Medicaid	7	6	7	6
Managed Medicaid	3	3	3	3
Managed care and other discounted plans	50	46	49	46
Uninsured	4	8	4	8

	100%	100%	100%	100%

      HCA receives a significant portion of its revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Legislative changes have resulted in limitations and even reductions in levels of payments to health care providers for certain services under these government programs.
      HCA recorded $39 million and $29 million of revenues related to Medicare operating outlier cases for the second quarters of 2005 and 2004, respectively. These amounts represent 2.4% and 1.8% of Medicare revenues and 0.6% and 0.5% of total revenues for the second quarters of 2005 and 2004, respectively. HCA recorded $75 million and $62 million of revenues related to Medicare operating outlier cases during the first six months of 2005 and 2004, respectively. These amounts represent 2.2% and 1.9% of Medicare net revenues and 0.6% and 0.5% of total net revenues for the first six months of 2005 and 2004, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary
      The following are comparative summaries of results of operations for the quarters and six months ended June 30, 2005 and 2004(dollars in millions, except per share amounts):

	Quarter

	2005		2004

	Amount	Ratio	Amount	Ratio

Revenues	$6,070	100.0	$5,833	100.0

Salaries and benefits	2,463	40.6	2,334	40.0
Supplies	1,042	17.2	967	16.6
Other operating expenses	981	16.2	891	15.3
Provision for doubtful accounts	541	8.9	661	11.3
Gains on investments	(22)	(0.4)	(18)	(0.3)
Equity in earnings of affiliates	(53)	(0.9)	(53)	(0.9)
Depreciation and amortization	364	6.0	315	5.4
Interest expense	165	2.7	136	2.3
Gains on sales of facilities	(29)	(0.5)	—	—

	5,452	89.8	5,233	89.7

Income before minority interests and income taxes	618	10.2	600	10.3
Minority interests in earnings of consolidated entities	49	0.8	35	0.6

Income before income taxes	569	9.4	565	9.7
Provision for income taxes	164	2.7	213	3.7

Net income	$405	6.7	$352	6.0

Basic earnings per share	$0.91		$0.73
Diluted earnings per share	$0.90		$0.72
% changes from prior year:
Revenues	4.1%		6.7%
Income before income taxes	0.9		44.6
Net income	15.4		46.5
Basic earnings per share	24.7		55.3
Diluted earnings per share	25.0		53.2
Admissions(a)	(0.7)		0.4
Equivalent admissions(b)	1.5		0.9
Revenue per equivalent admission	2.6		5.7
Same facility % changes from prior year(c):
Revenues	4.3		6.8
Admissions(a)	(0.3)		0.4
Equivalent admissions(b)	1.2		0.9
Revenue per equivalent admission	3.1		5.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)

	Six Months

	2005		2004

	Amount	Ratio	Amount	Ratio

Revenues	$12,252	100.0	$11,770	100.0

Salaries and benefits	4,906	40.0	4,667	39.7
Supplies	2,093	17.1	1,947	16.5
Other operating expenses	1,953	15.9	1,842	15.6
Provision for doubtful accounts	1,115	9.1	1,355	11.5
Gains on investments	(31)	(0.2)	(28)	(0.2)
Equity in earnings of affiliates	(106)	(0.9)	(99)	(0.8)
Depreciation and amortization	701	5.7	618	5.2
Interest expense	329	2.7	271	2.3
Gains on sales of facilities	(29)	(0.2)	—	—

	10,931	89.2	10,573	89.8

Income before minority interests and income taxes	1,321	10.8	1,197	10.2
Minority interests in earnings of consolidated entities	89	0.7	73	0.7

Income before income taxes	1,232	10.1	1,124	9.5
Provision for income taxes	413	3.4	427	3.6

Net income	$819	6.7	$697	5.9

Basic earnings per share	$1.88		$1.44
Diluted earnings per share	$1.84		$1.41
% changes from prior year:
Revenues	4.1%		9.6%
Income before income taxes	9.7		(2.7)
Net income	17.5		(1.7)
Basic earnings per share	30.6		3.6
Diluted earnings per share	30.5		2.9
Admissions(a)	(0.1)		3.4
Equivalent admissions(b)	1.6		3.6
Revenue per equivalent admission	2.4		5.7
Same facility % changes from prior year(c):
Revenues	4.5		8.0
Admissions(a)	0.3		1.5
Equivalent admissions(b)	1.7		1.8
Revenue per equivalent admission	2.7		6.1

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Prior year amounts have been reclassified to conform to the 2005 presentation.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)
Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)
      The results of operations for the quarter and six months ended June 30, 2005, adjusted for the impact of HCA’s revised uninsured discount policy, are presented below:

	Quarter Ended June 30, 2005

						Non-GAAP %
	Reported	Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment (a)	Amounts (b)
				2005	2004	2005

Revenues	$6,070	$184	$6,254	100.0%	100.0%	100.0%
Salaries and benefits	2,463	—	2,463	40.6	40.0	39.4
Supplies	1,042	—	1,042	17.2	16.6	16.7
Other operating expenses	981	—	981	16.2	15.3	15.5
Provision for doubtful accounts	541	184	725	8.9	11.3	11.6
Admissions	407,600		407,600
Equivalent admissions	619,700		619,700
Revenue per equivalent admission	$9,795		$10,092
% change from prior year	2.6%		5.7%
Same Facility(c):
Revenues	$6,010	$183	$6,193
Admissions	406,300		406,300
Equivalent admissions	613,900		613,900
Revenue per equivalent admission	$9,790		$10,087
% change from prior year	3.1%		6.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)

	Six Months Ended June 30, 2005

						Non-GAAP %
	Reported	Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment (a)	Amounts (b)
				2005	2004	2005

Revenues	$12,252	$293	$12,545	100.0%	100.0%	100.0%
Salaries and benefits	4,906	—	4,906	40.0	39.7	39.1
Supplies	2,093	—	2,093	17.1	16.5	16.7
Other operating expenses	1,953	—	1,953	15.9	15.6	15.5
Provision for doubtful accounts	1,115	293	1,408	9.1	11.5	11.2
Admissions	840,200		840,200
Equivalent admissions	1,256,100		1,256,100
Revenue per equivalent admission	$9,754		$9,987
% change from prior year	2.4%		4.9%
Same Facility(c):
Revenues	$12,143	$291	$12,434
Admissions	837,500		837,500
Equivalent admissions	1,248,800		1,248,800
Revenue per equivalent admission	$9,724		$9,957
% change from prior year	2.7%		5.2%

(a)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, HCA modified its policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under HCA’s uninsured discount policy (non-GAAP financial measures). The Company believes that these non-GAAP financial measures are useful to investors to provide disclosures of its results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission for periods prior and subsequent to the January 1, 2005 implementation of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. The Company believes this supplemental information provides it and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating the Company’s overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Quarters Ended June 30, 2005 and 2004
      Net income totaled $405 million, or $0.90 per diluted share, in the second quarter of 2005 compared to $352 million, or $0.72 per diluted share, in the second quarter of 2004. HCA’s shares used for diluted earnings per share for the quarter ended June 30, 2005 were 451.7 million shares, compared to 490.3 million shares for the quarter ended June 30, 2004. The lower share amount is due to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s common stock were repurchased.
      For the second quarter of 2005, admissions decreased 0.7% and same facility admissions decreased 0.3% compared to the second quarter of 2004. Outpatient surgical volumes increased 1.5% on a consolidated basis and 1.2% on a same facility basis compared to the second quarter of 2004.
      HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $184 million in discounts to the uninsured being recorded during the second quarter of 2005. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.
      Salaries and benefits, as a percentage of revenues, were 40.6% in the second quarter of 2005 and 40.0% in the same quarter of 2004. Adjusting for the effect of the uninsured discount policy, salaries and benefits, as a percentage of revenues, were 39.4% in the second quarter of 2005.
      Supplies increased, as a percentage of revenues, from 16.6% in the second quarter of 2004 to 17.2% in the second quarter of 2005. Adjusting for the effect of the uninsured discount policy, supplies were 16.7% of revenues in the second quarter of 2005. Supply costs continue to increase in the cardiac, orthopedic and pharmaceutical areas.
      Other operating expenses, as a percentage of revenues, increased to 16.2% in the second quarter of 2005 compared to 15.3% in the second quarter of 2004. Adjusting for the effect of the uninsured discount policy, other operating expenses were 15.5% of revenues in the second quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature. Other operating expenses include a reduction in estimated professional liability insurance reserves of $36 million pretax during the second quarter of 2005. Results for the second quarter of 2004 included a reduction in estimated professional liability reserves of $59 million pretax.
      Provision for doubtful accounts, as a percentage of revenues, decreased to 8.9% in the second quarter of 2005 from 11.3% in the second quarter of 2004. Adjusting for the effect of the uninsured discount policy, the provision for doubtful accounts was 11.6% of revenues in the second quarter of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2005, the Company’s allowance for doubtful accounts represented approximately 77% of the $3.761 billion total patient due accounts receivable balance.
      Gains on investments of $22 million in the second quarter of 2005 and $18 million in the second quarter of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.
      Depreciation and amortization increased by $49 million from the second quarter of 2004 to the second quarter of 2005. The increase is primarily the result of additional depreciation expense of approximately

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Quarters Ended June 30, 2005 and 2004 (continued)
$30 million to correct accumulated depreciation of certain facilities and assure a consistent application of the Company’s accounting policy relative to certain short-lived medical equipment.
      Interest expense increased from $136 million in the second quarter of 2004 to $165 million in the second quarter of 2005. The increase was due to both higher interest rates and higher levels of debt in the second quarter of 2005 compared to the second quarter of 2004. HCA’s average debt balance was $9.726 billion for second quarter of 2005 compared to $8.632 billion for the second quarter of 2004. The increase in the average debt balance was primarily due to borrowings related to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s stock were repurchased.
      The effective tax rate was 28.9% in the second quarter of 2005 and 37.8% in the second quarter of 2004. The Company’s effective tax rate for the second quarter of 2005 was reduced due to a favorable tax settlement of $48 million related to the Company’s divesture of certain noncore business units. Excluding the effect of the $48 million tax benefit, the Company’s effective tax rate for the second quarter of 2005 would have been 37.3%.

Six Months Ended June 30, 2005 and 2004
      Net income totaled $819 million, or $1.84 per diluted share, in the six months ended June 30, 2005 compared to $697 million, or $1.41 per diluted share, in the six months ended June 30, 2004. HCA’s shares used for diluted earnings per share for the six months ended June 30, 2005 were 443.7 million shares, compared to 493.9 million shares for the six months ended June 30, 2004. The lower shares amount is due to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s common stock were repurchased.
      For the first six months of 2005, admissions decreased 0.1% and same facility admissions increased 0.3% compared to the first six months of 2004. Outpatient surgical volumes increased 1.6% on a consolidated basis and 1.4% on a same facility basis compared to the first six months of 2004.
      HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $293 million in discounts to the uninsured being recorded during the first six months of 2005. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.
      Salaries and benefits, as a percentage of revenues, were 40.0% in the first six months of 2005 and 39.7% in the same six months of 2004. Adjusting for the effect of the uninsured discount policy, salaries and benefits were 39.1% of revenues in the first six months of 2005.
      Supplies increased, as a percentage of revenues, from 16.5% in the first six months of 2004 to 17.1% in the first six months of 2005. Adjusting for the effect of the uninsured discount policy, supplies were 16.7% of revenues in the first six months of 2005. Supply costs continue to increase in the cardiac, orthopedic and pharmaceutical areas.
      Other operating expenses, as a percentage of revenues, increased to 15.9% in the first six months of 2005 compared to 15.6% in the first six months of 2004. Adjusting for the effect of the uninsured discount policy, other operating expenses were 15.5% of revenues in the first six months of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Six Months Ended June 30, 2005 and 2004 (continued)
expenses are fixed in nature. Other operating expenses include a reduction in estimated professional liability insurance reserves of $36 million pretax during the first six months of 2005. Results for the first six months of 2004 included a reduction in estimated professional liability reserves of $59 million pretax.
      Provision for doubtful accounts, as a percentage of revenues, decreased to 9.1% in the first six months of 2005 from 11.5% in the first six months of 2004. Adjusting for the effect of the uninsured discount policy, the provision for doubtful accounts was 11.2% of revenues in the first six months of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2005, the Company’s allowance for doubtful accounts represented approximately 77% of the $3.761 billion total patient due accounts receivable balance.
      Gains on investments of $31 million in the first six months of 2005 and $28 million in the first six months of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.
      Equity in earnings of affiliates increased from $99 million in the first six months of 2004 to $106 million in the first six months of 2005 due to an increase in profits at joint ventures accounted for under the equity method of accounting.
      Depreciation and amortization increased by $83 million from the first six months of 2004 to the first six months of 2005. A portion of the increase is the result of additional depreciation expense of approximately $44 million to correct accumulated depreciation at certain facilities and assure a consistent application of the Company’s accounting policy relative to certain short-lived medical equipment.
      Interest expense increased from $271 million in the first six months of 2004 to $329 million in the first six months of 2005. The increase was due to both higher interest rates and higher levels of debt in the first six months of 2005 compared to the first six months of 2004. HCA’s average debt balance was $10.004 billion for first six months of 2005 compared to $8.704 billion for the first six months of 2004. The increase in the average debt balance was primarily due to borrowings related to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s stock were repurchased.
      The effective tax rate was 33.6% in the first six months of 2005 and 38.0% in the first six months of 2004. The Company’s effective tax rate was reduced due to a favorable tax settlement of $48 million related to the Company’s divesture of certain noncore business units. Excluding the effect of the $48 million tax benefit, the Company’s effective tax rate for the first six months of 2005 would have been 37.4%.
Liquidity and Capital Resources
      Cash flows provided by operating activities totaled $1.586 billion for the first six months of 2005 compared to $1.454 billion for the first six months of 2004. Cash flows provided by operating activities include income tax benefits related to the exercise of employee stock options which increased from $35 million for the first six months of 2004 to $155 million for the fist six months of 2005. Working capital totaled $1.866 billion at June 30, 2005 and $1.509 billion at December 31, 2004.
      Cash flows used in investing activities were $758 million for the first six months of 2005 compared to $859 million for the first six months of 2004. Excluding acquisitions, capital expenditures were $625 million for the first six months of 2005 and $787 million for the first six months of 2004. Annual planned capital expenditures, including outpatient acquisitions, in 2005 and 2006 are expected to approximate $1.6 billion and $1.8 billion, respectively. At June 30, 2005, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.3 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Definitive agreements have been

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)
signed under which the Company will sell ten hospitals and related working capital and receive cash proceeds of approximately $590 million. The sales are expected to be completed during the fourth quarter of 2005.
      Cash flows used in financing activities totaled $494 million for the first six months of 2005 compared to $590 million for the first six months of 2004. During the first six months of 2005, HCA repaid $1.180 billion of long-term debt and borrowings under its Credit Facility. HCA received cash inflows of $922 million related primarily to the exercise of employee stock options during the first six months of 2005.
      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.693 billion available as of June 30, 2005) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.
      Investments of HCA’s professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.272 billion and $2.322 billion at June 30, 2005 and December 31, 2004, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $50 million and $79 million at June 30, 2005 and December 31, 2004, respectively, are included in other assets.

Financing Activities
      HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in November 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2005, HCA was in compliance with all such covenants.
      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.
      In December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that allows the Company to issue, from time to time, up to $1.5 billion in debt securities. As of June 30, 2005, HCA has not issued any debt securities under this registration statement.
      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Share Repurchase Activities
      The Company did not repurchase any of its common stock during the first six months of 2005. During the first six months of 2004, HCA purchased 14.3 million shares of its common stock for $592 million through open market purchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)

Systems Development Projects
      HCA is in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At June 30, 2005, project-to-date costs incurred were $261 million ($155 million of the costs incurred have been capitalized and $106 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

Market Risk
      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.453 billion and $819 million, respectively, at June 30, 2005. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.
      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At June 30, 2005, HCA had a net unrealized gain of $174 million on the insurance subsidiary’s investment securities.
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
      With respect to HCA’s interest-bearing liabilities, approximately $2.100 billion of long-term debt at June 30, 2005 is subject to variable rates of interest, while the remaining balance in long-term debt of $7.260 billion at June 30, 2005 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% (depending on HCA’s credit ratings); the 2004 Term Loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%, and fixed rate notes on which interest rate swaps have been employed, on which interest is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)

Market Risk (continued)
the Credit Facility increased from 1.85% for the quarter ended June 30, 2004 to 3.66% for the quarter ended June 30, 2005, and the average rate for the Company’s 2004 Term Loans increased from 2.18% for the quarter ended June 30, 2004 to 4.16% for the quarter ended June 30, 2005. The estimated fair value of HCA’s total long-term debt was $9.818 billion at June 30, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $21 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.
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
      During the second quarter of 2005, HCA reached a partial settlement with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units. As a result of this settlement, HCA recorded an income tax benefit of $48 million during the second quarter.
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
      Other disputed items include the deductibility of a portion of a 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $412 million in income taxes and interest, through June 30, 2005, with respect to these issues.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data

	2005	2004

CONSOLIDATING
Number of hospitals in operation at:
March 31	183	184
June 30	183	183
September 30		183
December 31		182
Number of freestanding outpatient surgical centers in operation at:
March 31	84	79
June 30	84	82
September 30		81
December 31		84
Licensed hospital beds at(a):
March 31	41,892	41,931
June 30	42,013	41,930
September 30		42,044
December 31		41,852
Weighted average licensed beds(b):
Quarter:
First	41,856	41,934
Second	41,948	41,962
Third		42,030
Fourth		42,060
Year		41,997
Average daily census(c):
Quarter:
First	23,991	23,885
Second	22,078	22,345
Third		21,900
Fourth		21,854
Year		22,493
Admissions(d):
Quarter:
First	432,600	430,300
Second	407,600	410,500
Third		410,800
Fourth		407,600
Year		1,659,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)

	2005	2004

Equivalent admissions(e):
Quarter:
First	636,400	625,200
Second	619,700	610,800
Third		611,400
Fourth		606,600
Year		2,454,000
Average length of stay (days)(f):
Quarter:
First	5.0	5.1
Second	4.9	5.0
Third		4.9
Fourth		4.9
Year		5.0
Emergency room visits(g):
Quarter:
First	1,391,800	1,296,900
Second	1,345,600	1,309,600
Third		1,320,900
Fourth		1,292,100
Year		5,219,500
Outpatient surgeries(h):
Quarter:
First	211,000	207,500
Second	216,200	213,000
Third		207,800
Fourth		206,500
Year		834,800
Inpatient surgeries(i):
Quarter:
First	135,500	135,400
Second	136,400	135,500
Third		136,400
Fourth		133,700
Year		541,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)

	2005	2004

Days in accounts receivable(j):
Quarter:
First	47	50
Second	48	49
Third		47
Fourth		48
Year		48
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$19,988	$18,026
Second	19,453	17,534
Third		17,524
Fourth		18,195
Year		71,279
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second	38%	37%
Third		37%
Fourth		37%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	7	7
June 30	7	7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	8	4
June 30	8	9
September 30		10
December 31		8
Licensed hospital beds at:
March 31	2,231	2,199
June 30	2,231	2,199
September 30		2,199
December 31		2,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)
BALANCE SHEET DATA

	% of Accounts Receivable

	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts Receivable Aging at June 30, 2005:
Medicare and Medicaid	13%	2%	2%
Managed care and other discounted	16	3	3
Uninsured	24	11	26

Total	53%	16%	31%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(c)	Represents the average number of patients in the Company’s hospital beds each day.
(d)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Prior year amounts have been reclassified to conform to the 2005 presentation.
(f)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(g)	Represents the number of patients treated in the Company’s emergency rooms.
(h)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(i)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.
(k)	Gross patient revenues are based upon the Company’s standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(l)	Represents the percentage of patient revenues related to patients who are not admitted to HCA’s hospitals. Prior year amounts have been reclassified to conform to the 2005 presentation.
(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Part II: Other Information
Item 1: Legal Proceedings
General Liability
      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company in the normal course of business. This includes, but is not limited to, personal injury claims, claims relating to wrongful restriction or interference with physician staff privileges, employment disputes, contractual disputes, and claims regarding billing or other business practices. Some of these matters include claims for which the Company is uninsured. Disputed facts and uncertainties in the law make it difficult to predict the outcome of individual matters with certainty, and unanticipated results in a particular matter or group of matters could have a material, adverse effect on HCA’s results of operations and financial position.
Government Investigation, Claims and Litigation
      Commencing in 1997, HCA became aware it was the subject of governmental investigations and litigation relating to its business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject the Company to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against the Company as a result of such actions could have a material, adverse effect on the Company’s results of operations and financial position.
Tax Related Proceedings
      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 2 — Income Taxes in the notes to unaudited condensed consolidated financial statements.

Item 4: Submission of Matters to a Vote of Security Holders
      The Company’s annual meeting of stockholders was held on May 26, 2005. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Withheld

1.	Election of Directors
	C. Michael Armstrong	358,318,779	6,649,169
	Magdalena H. Averhoff, M.D.	356,821,705	8,146,243
	Jack O. Bovender, Jr.	356,563,962	8,403,986
	Richard M. Bracken	356,770,730	8,197,218
	Martin Feldstein	357,949,932	7,018,016
	Thomas F. Frist, Jr., M.D.	345,916,789	19,051,159
	Frederick W. Gluck	357,927,571	7,040,377
	Glenda A. Hatchett	358,302,089	6,665,859
	Charles O. Holliday, Jr.	358,378,077	6,589,871
	T. Michael Long	356,817,714	8,150,234
	John H. McArthur	357,840,066	7,127,882
	Kent C. Nelson	357,963,691	7,004,257
	Frank S. Royal, M.D.	349,610,191	15,357,757
	Harold T. Shapiro	357,878,829	7,089,119

		Votes in Favor	Votes Against	Abstentions	Broker Non-Votes

2.	Ratification of the Appointment Of Ernst & Young LLP as HCA’s Independent Auditor	355,341,374	7,547,250	2,079,324	—
3.	Approval of the HCA 2005 Equity Incentive Plan	220,308,108	110,933,569	3,024,297	30,701,974

Item 6:	Exhibits
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

R. Milton Johnson
Executive Vice President and
Chief Financial Officer
Date: August 4, 2005

EXHIBIT INDEX

12	Statement re: Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002