Form 10-Q
period 2005-09-30
HCA INC/TN
filed 2005-11-08
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2005

Voting common stock, $.01 par value	431,666,600 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.
Form 10-Q
September 30, 2005

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months

	2005	2004	2005	2004

Revenues	$6,025	$5,792	$18,277	$17,562
Salaries and benefits	2,484	2,350	7,390	7,017
Supplies	1,009	966	3,102	2,913
Other operating expenses	1,030	984	2,983	2,826
Provision for doubtful accounts	618	688	1,733	2,043
Gains on investments	(21)	(24)	(52)	(52)
Equity in earnings of affiliates	(44)	(49)	(150)	(148)
Depreciation and amortization	337	314	1,038	932
Interest expense	160	138	489	409
Gains on sales of facilities	—	—	(29)	—
Impairment of long-lived assets	—	12	—	12

	5,573	5,379	16,504	15,952

Income before minority interests and income taxes	452	413	1,773	1,610
Minority interests in earnings of consolidated entities	43	46	132	119

Income before income taxes	409	367	1,641	1,491
Provision for income taxes	129	140	542	567

Net income	$280	$227	$1,099	$924

Per share data:
Basic earnings per share	$0.63	$0.47	$2.50	$1.91
Diluted earnings per share	$0.62	$0.47	$2.46	$1.88
Cash dividends declared per share	$0.15	$0.13	$0.45	$0.39
Shares used in earnings per share calculations (in thousands):
Basic	448,654	481,102	440,016	483,653
Diluted	454,878	488,484	447,500	492,113
See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$721	$129
Accounts receivable, less allowance for doubtful accounts of $2,840 and $2,942	3,136	3,083
Inventories	584	577
Deferred income taxes	466	467
Other	315	427

	5,222	4,683
Property and equipment, at cost	20,687	19,970
Accumulated depreciation	(9,413)	(8,574)

	11,274	11,396
Investments of insurance subsidiary	2,081	2,047
Investments in and advances to affiliates	560	486
Goodwill	2,645	2,540
Deferred loan costs	89	99
Other	165	214

	$22,036	$21,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$855
Accrued salaries	644	579
Other accrued expenses	1,304	1,254
Long-term debt due within one year	576	486

	3,407	3,174
Long-term debt	8,702	10,044
Professional liability risks	1,321	1,283
Deferred income taxes and other liabilities	1,434	1,748
Minority interests in equity of consolidated entities	813	809
Stockholders’ equity:
Common stock $0.01 par; authorized 1,650,000,000 shares; outstanding 452,666,600 shares in 2005 and 422,642,100 shares in 2004	5	4
Capital in excess of par value	1,117	—
Accumulated other comprehensive income	124	193
Retained earnings	5,113	4,210

	6,359	4,407

	$22,036	$21,465

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Unaudited
(Dollars in millions)

	2005	2004

Cash flows from operating activities:
Net income	$1,099	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,733	2,043
Depreciation and amortization	1,038	932
Income taxes	158	362
Impairment of long-lived assets	—	12
Changes in operating assets and liabilities	(1,621)	(1,855)
Other	122	92

Net cash provided by operating activities	2,529	2,510

Cash flows from investing activities:
Purchase of property and equipment	(1,048)	(1,125)
Acquisition of hospitals and health care entities	(100)	(49)
Disposition of hospitals and health care entities	57	31
Change in investments	(206)	(155)
Other	23	1

Net cash used in investing activities	(1,274)	(1,297)

Cash flows from financing activities:
Issuance of long-term debt	—	519
Net change in revolving bank credit facility	(700)	(510)
Repayment of long-term debt	(560)	(443)
Payment of cash dividends	(191)	(134)
Repurchases of common stock	—	(600)
Issuances of common stock	947	152
Other	(159)	(12)

Net cash used in financing activities	(663)	(1,028)

Change in cash and cash equivalents	592	185
Cash and cash equivalents at beginning of period	129	115

Cash and cash equivalents at end of period	$721	$300

Interest payments	$454	$375
Income tax payments, net of refunds	$384	$205
See accompanying notes.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2005, these affiliates owned and operated 180 hospitals, 86 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 23 states, England and Switzerland. The terms “HCA” or the “Company,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by HCA would include the HCA corporate office costs, which were $45 million and $39 million for the quarters ended September 30, 2005 and 2004, respectively, and $131 million and $115 million for the nine months ended September 30, 2005 and 2004, respectively. Operating results for the quarter and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      Certain prior year amounts have been reclassified to conform to the current year presentation.

Share-based Compensation
      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA’s stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Income tax benefits associated with nonqualified stock option exercises of $4 million for each of the quarters ended September 30, 2005 and 2004 and $159 million and $39 million for the nine months ended September 30, 2005 and 2004, respectively, were recorded as increases to stockholders’ equity.
      As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCA has determined pro forma net income and earnings per share, as if compensation cost for HCA’s employee stock option and stock purchase plans had been determined based

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Share-based Compensation (continued)
upon fair values at the grant dates. These pro forma amounts are as follows (dollars in millions, except per share amounts):

	Quarter		Nine Months

	2005	2004	2005	2004

Net income:
As reported	$280	$227	$1,099	$924
Share-based employee compensation expense determined under a fair value method, net of income taxes	5	22	14	65

Pro forma	$275	$205	$1,085	$859

Basic earnings per share:
As reported	$0.63	$0.47	$2.50	$1.91
Pro forma	$0.61	$0.43	$2.47	$1.78
Diluted earnings per share:
As reported	$0.62	$0.47	$2.46	$1.88
Pro forma	$0.60	$0.42	$2.42	$1.74
      The weighted average fair values of HCA’s stock options granted for the quarters ended September 30, 2005 and 2004 were $15.72 and $11.78 per share, respectively. For the nine months ended September 30, 2005 and 2004 the weighted average fair values were $15.68 and $12.90 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Quarter		Nine Months

	2005	2004	2005	2004

Risk-free interest rate	4.02%	3.51%	3.87%	2.56%
Expected volatility	33%	34%	33%	35%
Expected life, in years	5	4	5	4
Expected dividend yield	1.22%	1.25%	1.30%	1.18%
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
      HCA estimates the effect of adopting SFAS 123R in 2006 will result in an increase in share-based compensation expense of approximately $22 million after-tax for the year ending December 31, 2006.

Professional Liability Insurance Claims
      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.631 billion and $1.593 billion at September 30, 2005 and December 31, 2004, respectively. The current portion of the reserves, $310 million at both September 30, 2005 and December 31, 2004, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $95 million and $82 million for the quarters ended September 30, 2005 and September 30, 2004, respectively, and $256 million and $210 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, and are included in “other operating expenses” in the Company’s condensed consolidated income statement. The Company recognized a reduction in its estimated professional liability insurance reserves of $36 million pretax, or $0.05 per diluted share, during the nine months ended September 30, 2005. Results for the nine months ended September 30, 2004 included a reduction in the Company’s estimated professional liability reserves of $59 million pretax, or $0.07 per diluted share. The malpractice reserve reductions in the second quarters of 2005 and 2004 reflect the recognition by HCA’s external actuaries of improving frequency and severity claim trends at HCA. This declining frequency and moderating severity can be primarily attributed to tort reforms enacted in certain key states, particularly Texas, and HCA’s risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

NOTE 2 —	INCOME TAXES
      During the third quarter of 2005, the HCA Board of Directors authorized the repatriation of approximately $190 million of accumulated earnings from HCA’s international subsidiaries. A provision of the American Jobs Creation Act of 2004 allows a one-year reduced tax rate of 5.25 percent on repatriated foreign earnings. HCA recorded an estimated tax benefit, related to the expected repatriation, of $22 million, or $0.05 per diluted share.
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
      During the second quarter of 2005, HCA reached a partial settlement with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units during 1998 and 2001. As a result of this settlement, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share.

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
      Other disputed items include the deductibility of a portion of a 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for bad debts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $646 million in income taxes and interest, through September 30, 2005, with respect to these issues.
      HCA expects the IRS to complete its examination of HCA’s 2001 and 2002 federal income tax returns during 2005. The IRS has not determined the amount of any additional income tax and interest that it may claim upon completion of this examination.
      Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, CHC, Hospital Corporation of America and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material, adverse effect on results of operations or financial position.

NOTE 3 —	EARNINGS PER SHARE
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and other stock awards.
      The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2005 and 2004 (dollars in millions, except per share amounts, and shares in thousands):

	Quarter		Nine Months

	2005	2004	2005	2004

Net income	$280	$227	$1,099	$924
Weighted average common shares outstanding	448,654	481,102	440,016	483,653
Effect of dilutive securities:
Stock options	4,927	5,624	6,187	6,708
Other	1,297	1,758	1,297	1,752

Shares used for diluted earnings per share	454,878	488,484	447,500	492,113

Earnings per share:
Basic earnings per share	$0.63	$0.47	$2.50	$1.91
Diluted earnings per share	$0.62	$0.47	$2.46	$1.88

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY
      A summary of the insurance subsidiary’s investments at September 30, 2005 and December 31, 2004 follows (dollars in millions):

	September 30, 2005

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,226	$32	$(4)	$1,254
Mortgage-backed securities	8	4	—	12
Corporate and other	24	1	—	25
Money market funds	227	—	—	227

	1,485	37	(4)	1,518

Equity securities:
Perpetual preferred stocks	10	—	—	10
Common stocks	693	140	(5)	828

	703	140	(5)	838

	$2,188	$177	$(9)	2,356

Amounts classified as current assets				(275)

Investment carrying value				$2,081

	December 31, 2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
United States government	$2	$—	$—	$2
States and municipalities	1,219	50	(1)	1,268
Mortgage-backed securities	37	2	—	39
Corporate and other	82	1	—	83
Money market funds	48	—	—	48
Redeemable preferred stocks	1	—	—	1

	1,389	53	(1)	1,441

Equity securities:
Perpetual preferred stocks	8	—	—	8
Common stocks	694	180	(1)	873

	702	180	(1)	881

	$2,091	$233	$(2)	2,322

Amounts classified as current assets				(275)

Investment carrying value				$2,047

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)
      The fair value of investment securities is generally based on quoted market prices. At September 30, 2005 and December 31, 2004, the investments of HCA’s insurance subsidiary were classified as “available for sale.” The aggregate common stock investment is comprised of 513 equity positions at September 30, 2005, with 451 positions reflecting unrealized gains and 62 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at September 30, 2005 represent situations where there has been a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at September 30, 2005 are not concentrated in any particular industries.

NOTE 5 —	LONG-TERM DEBT
      HCA’s revolving credit facility (the “Credit Facility”) is a $1.750 billion agreement that expires November 2009. At September 30, 2005, HCA had $1.693 billion available under the Credit Facility.
      At September 30, 2005, interest on Credit Facility borrowings is payable generally at either a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2005, HCA was in compliance with all such covenants.

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
      In September 2005, the Company received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, HCA was informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in the Company’s securities. The Company intends to cooperate fully with these investigations.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 7 —	COMPREHENSIVE INCOME
      The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2005 and 2004 are as follows (dollars in millions):

	Quarter		Nine Months

	2005	2004	2005	2004

Net income	$280	$227	$1,099	$924
Unrealized losses on available-for-sale securities	(3)	(13)	(40)	(32)
Currency translation adjustments	(4)	—	(29)	2

Comprehensive income	$273	$214	$1,030	$894

      The components of accumulated other comprehensive income, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2005	2004

Net unrealized gains on available-for-sale securities	$108	$148
Currency translation adjustments	38	67
Defined benefit plans	(22)	(22)

Accumulated other comprehensive income	$124	$193

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION
      HCA operates in one line of business, which is operating hospitals and related health care entities. During each of the quarters ended September 30, 2005 and 2004, approximately 27%, and during each of the nine months ended September 30, 2005 and 2004, approximately 28% of the Company’s revenues related to patients participating in the Medicare program.
      HCA’s operations are structured into two geographically organized groups: the Eastern Group includes 92 consolidating hospitals located in the Eastern United States (including 40 consolidating hospitals in the state of Florida) and the Western Group includes 80 consolidating hospitals located in the Western United States (including 34 consolidating hospitals in the state of Texas). HCA also operates eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.
      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of HCA’s revenues, equity in

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)
earnings of affiliates, adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarters		Nine Months

	2005	2004	2005	2004

Revenues:
Eastern Group	$2,911	$2,785	$8,958	$8,524
Western Group	2,937	2,841	8,770	8,542
Corporate and other	177	166	549	496

	$6,025	$5,792	$18,277	$17,562

Equity in earnings of affiliates:
Eastern Group	$(2)	$(1)	$(4)	$(5)
Western Group	(42)	(49)	(146)	(134)
Corporate and other	—	1	—	(9)

	$(44)	$(49)	$(150)	$(148)

Adjusted segment EBITDA:
Eastern Group	$471	$411	$1,627	$1,473
Western Group	526	493	1,660	1,492
Corporate and other	(48)	(27)	(16)	(2)

	$949	$877	$3,271	$2,963

Depreciation and amortization:
Eastern Group	$153	$134	$466	$404
Western Group	148	137	454	409
Corporate and other	36	43	118	119

	$337	$314	$1,038	$932

Adjusted segment EBITDA	$949	$877	$3,271	$2,963
Depreciation and amortization	337	314	1,038	932
Interest expense	160	138	489	409
Gains on sales of facilities	—	—	(29)	—
Impairment of long-lived assets	—	12	—	12

Income before minority interests and income taxes	$452	$413	$1,773	$1,610

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited

NOTE 9 —	SUBSEQUENT EVENT
      On October 14, 2005, HCA commenced a modified “Dutch” auction tender offer to purchase up to 50,000,000 shares, or approximately 11.0% of the Company’s outstanding shares at September 30, 2005. HCA anticipates that it will obtain the funds necessary to purchase shares tendered in the tender offer by utilizing approximately $500 million of cash on hand, by borrowing approximately $1 billion from the Company’s existing Credit Facility, as amended, and by borrowing approximately $1 billion from the Company’s November 3, 2005 short term credit facility. In connection with the tender offer, during the fourth quarter of 2005 HCA entered into the November 3, 2005 short term credit facility and amended its existing Credit Facility and the related senior term loan to modify the compliance levels for its required ratio of consolidated total debt to consolidated total capitalization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on the current plans and expectations of HCA and are subject to a number of known and unknown uncertainties and risks, many of which are beyond HCA’s control, that could significantly affect current plans and expectations and HCA’s future financial position and results of operations. These factors include, but are not limited to, (i) the number of shares tendered and the price at which the Company determines to purchase shares in the proposed tender offer, (ii) the availability and cost of adequate financing on terms acceptable to the Company, and to obtain the necessary financing for the proposed tender offer pursuant to the terms contained in the commitment letter from the banks, (iii) the increased leverage which will result from the financing of the proposed tender offer, (iv) increases in the amount and risk of collectability of uninsured accounts and deductibles and co-pay amounts for insured accounts, (v) the ability to achieve operating and financial targets and achieve expected levels of patient volumes and control the costs of providing services, (vi) the highly competitive nature of the health care business, (vii) the continuing impact of hurricanes on the Company’s affiliated facilities and the ability to obtain recoveries under the Company’s insurance policies, (viii) the efforts of insurers, health care providers and others to contain health care costs, (ix) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (x) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the Securities and Exchange Commission (“SEC”), (xi) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (xii) potential liabilities and other claims that may be asserted against the Company, (xiii) fluctuations in the market value of the Company’s common stock, (xiv) the impact of the Company’s charity care and uninsured discounting policy changes, (xv) changes in accounting practices, (xvi) changes in general economic conditions, (xvii) future divestitures which may result in charges, (xviii) changes in revenue mix and the ability to enter into and renew managed care provider arrangements on acceptable terms, (xix) the availability and terms of capital to fund the expansion of the Company’s business, (xx) changes in business strategy or development plans, (xxi) delays in receiving payments for services provided, (xxii) the possible enactment of federal or state health care reform, (xxiii) the outcome of pending and any future tax audits, appeals and litigation associated with the Company’s tax positions, (xxiv) the outcome of the Company’s continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the Company’s Corporate Integrity Agreement with the government, (xxv) changes in federal, state or local regulations affecting the health care industry, (xxvi) the ability of the Company to successfully consummate the hospital divestitures on a timely basis and in accordance with the definitive agreements entered into with LifePoint Hospitals, Inc. and Capella Healthcare, (xxvii) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (xxviii) other risk factors detailed in the Company’s Annual Report on Form 10-K and other filings with the SEC. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Third Quarter 2005 Operations Summary
      Net income totaled $280 million, or $0.62 per diluted share, for the quarter ended September 30, 2005, compared to $227 million, or $0.47 per diluted share, for the quarter ended September 30, 2004. The Company recorded estimated costs, net of estimated recoveries, of $33 million pretax, or $0.05 per diluted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Third Quarter 2005 Operations Summary (continued)
share, in the third quarter of 2005 as a result of property damage, business disruption and other costs associated with hurricanes Katrina and Rita to certain HCA hospitals in Louisiana, Mississippi and Texas. Third quarter 2005 results also include an estimated tax benefit of $22 million, or $0.05 per diluted share, from the expected repatriation of foreign earnings. Results for the third quarter of 2004 include the adverse financial impact to certain HCA Florida hospitals from four hurricanes of $0.05 per diluted share and an asset impairment charge of $0.02 per diluted share. HCA’s shares used for diluted earnings per share for the quarter ended September 30, 2005 were 454.9 million shares, compared to 488.5 million shares for the quarter ended September 30, 2004.
      Revenue per equivalent admission increased 3.3% in the third quarter of 2005 compared to the third quarter of 2004. HCA’s uninsured discount policy, which became effective January 1, 2005, resulted in $241 million in discounts to the uninsured being recorded during the third quarter of 2005. Adjusting for the effect of the uninsured discounts, revenue per equivalent admission increased 7.5% in the third quarter of 2005 compared to the third quarter of 2004. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”
      During the third quarter of 2005, same facility admissions decreased 0.7%, compared to the third quarter of 2004. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 0.2% during the third quarter of 2005 compared to the third quarter of 2004.
      For the third quarter of 2005, the provision for doubtful accounts declined to 10.3% of revenues from 11.9% in the third quarter of 2004. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the third quarter of 2005 was 13.7% of revenues. Same facility uninsured admissions increased 15.0%, and same facility uninsured emergency room visits increased 13.6% in the third quarter of 2005 compared to the third quarter of 2004.
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
      Revenues increased 4.0% from $5.8 billion in the third quarter of 2004 to $6.0 billion for the third quarter of 2005. The increase in revenues can be attributed to a 0.7% increase in equivalent admissions and a 3.3% increase in revenue per equivalent admission. HCA’s uninsured discount policy resulted in $241 million in discounts to the uninsured being recorded during the third quarter of 2005.
      Consolidated admissions decreased 1.4% and same facility admissions decreased 0.7% compared to the third quarter of 2004. Consolidated outpatient surgeries decreased 0.7% and same facility outpatient surgeries decreased 0.2% in the third quarter of 2005 compared to the third quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Revenue/Volume Trends (continued)
      Admissions related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters and nine months ended September 30, 2005 and 2004 are set forth below. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter		Nine Months

	2005	2004	2005	2004

Medicare	37%	38%	38%	39%
Medicaid	10	10	10	10
Managed Medicaid	5	5	5	4
Managed care and other discounted plans	42	42	42	42
Uninsured	6	5	5	5

	100%	100%	100%	100%

      The trend of quarterly same facility uninsured admissions growth during 2005, compared to 2004, was 3.3% during the first quarter, 5.1% during the second quarter and 15.0% during the third quarter. The trend of quarterly same facility uninsured admissions growth during 2004, compared to 2003, was 13.7% during the first quarter, 15.2% during the second quarter, 7.2% during the third quarter and 3.7% during the fourth quarter.
      At September 30, 2005, HCA owned 74 hospitals in the states of Texas and Florida. During the third quarter of 2005, 51.9% of the Company’s admissions and 49.6% of the Company’s revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 58.7% of the Company’s uninsured admissions.
      Same facility revenue per equivalent admission increased 3.4% in the third quarter of 2005 compared to the 2004 third quarter. Adjusting for the effect of the discount policy for the uninsured, same facility revenue per equivalent admission increased 7.6% for the third quarter of 2005. Same facility charity care and discounts to the uninsured were $534 million in the third quarter of 2005, compared to $224 million in the third quarter of 2004.
      The approximate percentages of the Company’s inpatient revenues related to Medicare, Medicaid, managed Medicaid, managed care and other discounted plans and the uninsured for the quarters and nine months ended September 30, 2005 and 2004 are set forth in the following table. The uninsured discounts and continued increases in charity care resulted in a decline in uninsured inpatient revenues in the quarter and nine months ended September 30, 2005, compared to the comparable periods in 2004. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	Quarter		Nine Months

	2005	2004	2005	2004

Medicare	35%	36%	36%	37%
Medicaid	6	6	7	6
Managed Medicaid	3	3	3	3
Managed care and other discounted plans	50	47	49	46
Uninsured	6	8	5	8

	100%	100%	100%	100%

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
      HCA recorded $32 million and $29 million of revenues related to Medicare operating outlier cases for the third quarters of 2005 and 2004, respectively. These amounts represent 2.0% and 1.9% of Medicare net revenues for the third quarters of 2005 and 2004, respectively and 0.5% of total net revenues for the third quarters of both 2005 and 2004. HCA recorded $107 million and $91 million of revenues related to Medicare operating outlier cases during the first nine months of 2005 and 2004, respectively. These amounts represent 2.1% and 1.9% of Medicare net revenues and 0.6% and 0.5% of total net revenues for the first nine months of 2005 and 2004, respectively. There can be no assurances that HCA will continue to receive these levels of Medicare outlier payments in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary
      The following are comparative summaries of results of operations for the quarters and nine months ended September 30, 2005 and 2004 (dollars in millions, except per share amounts):

	Quarter

	2005		2004

	Amount	Ratio	Amount	Ratio

Revenues	$6,025	100.0	$5,792	100.0
Salaries and benefits	2,484	41.2	2,350	40.6
Supplies	1,009	16.8	966	16.7
Other operating expenses	1,030	17.1	984	17.0
Provision for doubtful accounts	618	10.3	688	11.9
Gains on investments	(21)	(0.4)	(24)	(0.4)
Equity in earnings of affiliates	(44)	(0.7)	(49)	(0.9)
Depreciation and amortization	337	5.5	314	5.4
Interest expense	160	2.7	138	2.4
Impairment of long-lived assets	—	—	12	0.2

	5,573	92.5	5,379	92.9

Income before minority interests and income taxes	452	7.5	413	7.1
Minority interests in earnings of consolidated entities	43	0.7	46	0.8

Income before income taxes	409	6.8	367	6.3
Provision for income taxes	129	2.1	140	2.4

Net income	$280	4.7	$227	3.9

Basic earnings per share	$0.63		$0.47
Diluted earnings per share	$0.62		$0.47
% changes from prior year:
Revenues	4.0%		5.9%
Income before income taxes	11.2		(26.3)
Net income	23.3		(25.8)
Basic earnings per share	34.0		(24.2)
Diluted earnings per share	31.9		(23.0)
Admissions(a)	(1.4)		0.8
Equivalent admissions(b)	0.7		0.8
Revenue per equivalent admission	3.3		5.0
Same facility % changes from prior year(c):
Revenues	4.6		5.9
Admissions(a)	(0.7)		0.9
Equivalent admissions(b)	1.1		1.1
Revenue per equivalent admission	3.4		4.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months

	2005		2004

	Amount	Ratio	Amount	Ratio

Revenues	$18,277	100.0	$17,562	100.0
Salaries and benefits	7,390	40.4	7,017	40.0
Supplies	3,102	17.0	2,913	16.6
Other operating expenses	2,983	16.3	2,826	16.0
Provision for doubtful accounts	1,733	9.5	2,043	11.6
Gains on investments	(52)	(0.3)	(52)	(0.3)
Equity in earnings of affiliates	(150)	(0.8)	(148)	(0.8)
Depreciation and amortization	1,038	5.7	932	5.3
Interest expense	489	2.7	409	2.3
Gains on sales of facilities	(29)	(0.2)	—	—
Impairment of long-lived assets	—	—	12	0.1

	16,504	90.3	15,952	90.8

Income before minority interests and income taxes	1,773	9.7	1,610	9.2
Minority interests in earnings of consolidated entities	132	0.7	119	0.7

Income before income taxes	1,641	9.0	1,491	8.5
Provision for income taxes	542	3.0	567	3.2

Net income	$1,099	6.0	$924	5.3

Basic earnings per share	$2.50		$1.91
Diluted earnings per share	$2.46		$1.88
% changes from prior year:
Revenues	4.1%		8.3%
Income before income taxes	10.0		(9.8)
Net income	18.9		(9.0)
Basic earnings per share	30.9		(5.0)
Diluted earnings per share	30.9		(5.1)
Admissions(a)	(0.5)		2.5
Equivalent admissions(b)	1.3		2.7
Revenue per equivalent admission	2.7		5.5
Same facility % changes from prior year(c):
Revenues	4.5		7.4
Admissions(a)	—		1.3
Equivalent admissions(b)	1.5		1.7
Revenue per equivalent admission	3.0		5.7

(a)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Prior year amounts have been reclassified to conform to the 2005 presentation.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired, divested or removed from service during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)
Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)
      The results of operations for the quarter and nine months ended September 30, 2005, adjusted for the impact of HCA’s revised uninsured discount policy, are presented below:

	Quarter Ended September 30, 2005

						Non-GAAP %
	Reported	Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)
				2005	2004	2005

Revenues	$6,025	$241	$6,266	100.0%	100.0%	100.0%
Salaries and benefits	2,484	—	2,484	41.2	40.6	39.6
Supplies	1,009	—	1,009	16.8	16.7	16.1
Other operating expenses	1,030	—	1,030	17.1	17.0	16.5
Provision for doubtful accounts	618	241	859	10.3	11.9	13.7
Admissions	405,100		405,100
Equivalent admissions	615,500		615,500
Revenue per equivalent admission	$9,788		$10,180
% change from prior year	3.3%		7.5%
Same Facility(c):
Revenues	$5,895	$239	$6,134
Admissions	401,500		401,500
Equivalent admissions	608,200		608,200
Revenue per equivalent admission	$9,693		$10,085
% change from prior year	3.4%		7.6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months Ended September 30, 2005

						Non-GAAP %
	Reported	Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)
				2005	2004	2005

Revenues	$18,277	$534	$18,811	100.0%	100.0%	100.0%
Salaries and benefits	7,390	—	7,390	40.4	40.0	39.3
Supplies	3,102	—	3,102	17.0	16.6	16.5
Other operating expenses	2,983	—	2,983	16.3	16.0	15.8
Provision for doubtful accounts	1,733	534	2,267	9.5	11.6	12.1
Admissions	1,245,300		1,245,300
Equivalent admissions	1,871,600		1,871,600
Revenue per equivalent admission	$9,765		$10,051
% change from prior year	2.7%		5.7%
Same Facility(c):
Revenues	$17,872	$529	$18,401
Admissions	1,230,700		1,230,700
Equivalent admissions	1,843,600		1,843,600
Revenue per equivalent admission	$9,694		$9,981
% change from prior year	3.0%		6.1%

(a)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, HCA modified its policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under HCA’s uninsured discount policy (non-GAAP financial measures). The Company believes that these non-GAAP financial measures are useful to investors to provide disclosures of its results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission for periods prior and subsequent to the January 1, 2005 implementation of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. The Company believes this supplemental information provides it and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating the Company’s overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired, divested or removed from service during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Quarters Ended September 30, 2005 and 2004
      Net income totaled $280 million, or $0.62 per diluted share, in the third quarter of 2005 compared to $227 million, or $0.47 per diluted share, in the third quarter of 2004. The Company recorded estimated costs, net of estimated recoveries, of $33 million pretax, or $0.05 per diluted share, in the third quarter of 2005 as a result of property damage, business disruption and other costs associated with hurricanes Katrina and Rita to certain HCA hospitals in Louisiana, Mississippi and Texas. Third quarter 2005 results also include an estimated tax benefit of $22 million, or $0.05 per diluted share, from the expected repatriation of foreign earnings. Results for the third quarter of 2004 include the adverse financial impact to certain HCA Florida hospitals from four hurricanes of $0.05 per diluted share and an asset impairment charge of $0.02 per diluted share. HCA’s shares used for diluted earnings per share for the quarter ended September 30, 2005 were 454.9 million shares, compared to 488.5 million shares for the quarter ended September 30, 2004. The lower share amount is due to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s common stock were repurchased.
      For the third quarter of 2005, admissions decreased 1.4% and same facility admissions decreased 0.7% compared to the third quarter of 2004. Outpatient surgical volumes decreased 0.7% on a consolidated basis and 0.2% on a same facility basis compared to the third quarter of 2004.
      HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $241 million in discounts to the uninsured being recorded during the third quarter of 2005. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.
      Salaries and benefits, as a percentage of revenues, were 41.2% in the third quarter of 2005 and 40.6% in the same quarter of 2004. Adjusting for the effect of the uninsured discount policy, salaries and benefits, as a percentage of revenues, were 39.6% in the third quarter of 2005.
      Supplies increased, as a percentage of revenues, from 16.7% in the third quarter of 2004 to 16.8% in the third quarter of 2005. Adjusting for the effect of the uninsured discount policy, supplies were 16.1% of revenues in the third quarter of 2005.
      Other operating expenses, as a percentage of revenues, increased to 17.1% in the third quarter of 2005 compared to 17.0% in the third quarter of 2004. Adjusting for the effect of the uninsured discount policy, other operating expenses were 16.5% of revenues in the third quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature. Other operating expenses include repairs and other miscellaneous expenses which resulted from hurricanes and are estimated to have cost the Company, net of expected insurance recoveries, $33 million and $18 million in the third quarters of 2005 and 2004, respectively.
      Provision for doubtful accounts, as a percentage of revenues, decreased to 10.3% in the third quarter of 2005 from 11.9% in the third quarter of 2004. Adjusting for the effect of the uninsured discount policy, the provision for doubtful accounts was 13.7% of revenues in the third quarter of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2005, the Company’s allowance for doubtful accounts represented approximately 77% of the $3.693 billion total patient due accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Quarters Ended September 30, 2005 and 2004 (continued)
      Gains on investments of $21 million in the third quarter of 2005 and $24 million in the third quarter of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.
      Equity in earnings declined to $44 million for the third quarter of 2005 from $49 million in the third quarter of 2004 due primarily to weaker operating results for the Company’s Denver joint venture.
      Depreciation and amortization, as a percentage of revenues, was 5.4% in the third quarter of 2004 and 5.5% in the third quarter of 2005.
      Interest expense increased from $138 million in the third quarter of 2004 to $160 million in the third quarter of 2005. The increase was due to both higher interest rates and higher levels of debt in the third quarter of 2005 compared to the third quarter of 2004. HCA’s average debt balance was $9.3 billion for third quarter of 2005 compared to $8.4 billion for the third quarter of 2004. The increase in the average debt balance was primarily due to borrowings related to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s stock were repurchased.
      The effective tax rate was 31.3% in the third quarter of 2005 and 38.0% in the third quarter of 2004. The effective tax rate for the third quarter of 2005 was reduced due to the recording of an estimated tax benefit of $22 million from the expected repatriation of foreign earnings. Excluding the effect of the $22 million benefit, the Company’s effective tax rate for the third quarter of 2005 would have been 36.7%.

Nine Months Ended September 30, 2005 and 2004
      Net income totaled $1.099 billion, or $2.46 per diluted share, in the nine months ended September 30, 2005 compared to $924 million, or $1.88 per diluted share, in the nine months ended September 30, 2004. HCA’s shares used for diluted earnings per share for the nine months ended September 30, 2005 were 447.5 million shares, compared to 492.1 million shares for the nine months ended September 30, 2004. The lower shares amount is due to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s common stock were repurchased.
      For the first nine months of 2005, admissions decreased 0.5% and same facility admissions were flat compared to the first nine months of 2004. Outpatient surgical volumes increased 0.8% on both a consolidated basis and on a same facility basis compared to the first nine months of 2004.
      HCA’s revised uninsured discount policy, which became effective January 1, 2005, resulted in $534 million in discounts to the uninsured being recorded during the first nine months of 2005. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.
      Salaries and benefits, as a percentage of revenues, were 40.4% in the first nine months of 2005 and 40.0% in the same nine months of 2004. Adjusting for the effect of the uninsured discount policy, salaries and benefits were 39.3% of revenues in the first nine months of 2005.
      Supplies increased, as a percentage of revenues, from 16.6% in the first nine months of 2004 to 17.0% in the first nine months of 2005. Adjusting for the effect of the uninsured discount policy, supplies were 16.5% of revenues in the first nine months of 2005.
      Other operating expenses, as a percentage of revenues, increased to 16.3% in the first nine months of 2005 compared to 16.0% in the first nine months of 2004. Adjusting for the effect of the uninsured discount policy,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (continued)

Nine Months Ended September 30, 2005 and 2004 (continued)
other operating expenses were 15.8% of revenues in the first nine months of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. These expenses tend to decrease, as a percentage of revenues, when the Company experiences revenue increases, because the majority of these expenses are fixed in nature. Other operating expenses include a reduction in estimated professional liability insurance reserves of $36 million pretax during the first nine months of 2005. Results for the first nine months of 2004 included a reduction in estimated professional liability reserves of $59 million pretax. Other operating expenses include repairs and other miscellaneous expenses which resulted from hurricanes and are estimated to have cost the Company, net of expected insurance recoveries, $33 million and $18 million in the first nine months of 2005 and 2004, respectively.
      Provision for doubtful accounts, as a percentage of revenues, decreased to 9.5% in the first nine months of 2005 from 11.6% in the first nine months of 2004. Adjusting for the effect of the uninsured discount policy, the provision for doubtful accounts was 12.1% of revenues in the first nine months of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2005, the Company’s allowance for doubtful accounts represented approximately 77% of the $3.693 billion total patient due accounts receivable balance.
      Gains on investments of $52 million in both the first nine months of 2005 and the first nine months of 2004 consist primarily of net gains on investment securities held by HCA’s wholly-owned insurance subsidiary.
      Equity in earnings of affiliates increased from $148 million in the first nine months of 2004 to $150 million in the first nine months of 2005 due to an increase in profits at joint ventures accounted for under the equity method of accounting.
      Depreciation and amortization increased by $106 million from the first nine months of 2004 to the first nine months of 2005. A portion of the increase is the result of additional depreciation expense of approximately $44 million being recorded during the first and second quarters of 2005 to correct accumulated depreciation at certain facilities and assure a consistent application of the Company’s accounting policy relative to certain short-lived medical equipment.
      Interest expense increased from $409 million in the first nine months of 2004 to $489 million in the first nine months of 2005. The increase was due to both higher interest rates and higher levels of debt in the first nine months of 2005 compared to the first nine months of 2004. HCA’s average debt balance was $9.8 billion for first nine months of 2005 compared to $8.6 billion for the first nine months of 2004. The increase in the average debt balance was primarily due to borrowings related to the Company’s completion of a tender offer during the fourth quarter of 2004 in which 62.9 million shares of the Company’s stock were repurchased.
      The effective tax rate was 33.0% in the first nine months of 2005 and 38.0% in the first nine months of 2004. During 2005, the Company’s effective tax rate was reduced due to a favorable tax settlement of $48 million related to the Company’s divesture of certain noncore business units and due to the estimated tax benefit of $22 million from the expected repatriation of foreign earnings. Excluding the effect of the combined $70 million of tax benefits, the Company’s effective tax rate for the first nine months of 2005 would have been 37.3%.
Liquidity and Capital Resources
      Cash flows provided by operating activities totaled $2.529 billion for the first nine months of 2005 compared to $2.510 billion for the first nine months of 2004. Cash flows provided by operating activities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)
include income tax benefits related to the exercise of employee stock options which increased from $39 million for the first nine months of 2004 to $159 million for the first nine months of 2005. Working capital totaled $1.815 billion at September 30, 2005 and $1.509 billion at December 31, 2004.
      Cash flows used in investing activities were $1.274 billion for the first nine months of 2005 compared to $1.297 billion for the first nine months of 2004. Excluding acquisitions, capital expenditures were $1.048 billion for the first nine months of 2005 and $1.125 billion for the first nine months of 2004. Annual planned capital expenditures, including outpatient acquisitions, in 2005 and 2006 are expected to approximate $1.6 billion and $1.8 billion, respectively. At September 30, 2005, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.6 billion. HCA expects to finance capital expenditures with internally generated and borrowed funds. Definitive agreements have been signed under which the Company intends to sell ten hospitals and related working capital and receive cash proceeds of approximately $590 million. The sale of five hospitals is expected to be completed during the fourth quarter of 2005 and the sale of the other five is expected to be completed in the first half of 2006.
      Cash flows used in financing activities totaled $663 million for the first nine months of 2005 compared to $1.028 billion for the first nine months of 2004. During the first nine months of 2005, HCA repaid $1.260 billion of long-term debt and borrowings under its Credit Facility. HCA received cash inflows of $914 million related to the exercise of employee stock options during the first nine months of 2005.
      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.693 billion available as of September 30, 2005) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.
      Investments of HCA’s professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.356 billion and $2.322 billion at September 30, 2005 and December 31, 2004, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $275 million. The estimation of the timing of claims payments beyond a year can vary significantly. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize its exposure to losses from reinsurer insolvencies, HCA routinely monitors the financial condition of its reinsurers. The amounts receivable related to the reinsurance contracts of $49 million and $79 million at September 30, 2005 and December 31, 2004, respectively, are included in other assets.

Financing Activities
      HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in November 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). As of September 30, 2005, $675 million is outstanding under the term loan. Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on HCA’s credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2005, HCA was in compliance with all such covenants.
      In March 2004, HCA issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)

Financing Activities (continued)
      In December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that allows the Company to issue, from time to time, up to $1.5 billion in debt securities. As of September 30, 2005, HCA has not issued any debt securities under this registration statement.

Share Repurchase Activities
      The Company did not repurchase any of its common stock during the first nine months of 2005. During the first nine months of 2004, HCA purchased 14.5 million shares of its common stock for $600 million through open market purchases.

Tender Offer and Related Financing
      On October 14, 2005, HCA commenced a modified “Dutch” auction tender offer to purchase up to 50,000,000 shares, or approximately 11.0% of the Company’s outstanding shares at September 30, 2005. HCA anticipates that it will obtain the funds necessary to purchase shares tendered in the tender offer by utilizing approximately $500 million of cash on hand, by borrowing approximately $1 billion from the Company’s existing Credit Facility, as amended, and by borrowing approximately $1 billion from the Company’s November 3, 2005 short term loan facility. In connection with the tender offer, during the fourth quarter of 2005 HCA entered into the November 3, 2005 short term loan facility and amended its existing Credit Facility and the 2004 Term Loan to modify the compliance levels for its required ratio of consolidated total debt to consolidated total capitalization. The tender offer is subject to customary conditions and will expire, unless extended, on November 14, 2005.

Systems Development Projects
      HCA is in the process of implementing projects to replace its payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At September 30, 2005, project-to-date costs incurred were $269 million ($156 million of the costs incurred have been capitalized and $113 million have been expensed). Management expects that the system development, testing, data conversion and installation activities will continue through 2006. There can be no assurance that the development and implementation of these systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that HCA will realize the expected benefits and efficiencies from the developed products.

      Management believes that cash flows from operations, amounts available under the Credit Facility and HCA’s anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk
      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of HCA’s wholly-owned insurance subsidiary were $1.518 billion and $838 million, respectively, at September 30, 2005. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (continued)

Market Risk (continued)
is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.
      HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At September 30, 2005, HCA had a net unrealized gain of $168 million on the insurance subsidiary’s investment securities.
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
      With respect to HCA’s interest-bearing liabilities, approximately $2.025 billion of long-term debt at September 30, 2005 is subject to variable rates of interest, while the remaining balance in long-term debt of $7.253 billion at September 30, 2005 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, the Company’s credit rating affect HCA’s variable interest rates. HCA’s variable rate debt is comprised of amounts outstanding under the 2004 Credit Agreement and fixed rate notes on which interest rate swaps have been employed. The 2004 Credit Agreement consists of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% and the 2004 Term Loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%. The fixed rate notes on which interest rate swaps have been employed have interest that is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for amounts outstanding under the 2004 Credit Agreement increased from 2.39% for the quarter ended September 30, 2004 to 4.49% for the quarter ended September 30, 2005. The estimated fair value of HCA’s total long-term debt was $9.528 billion at September 30, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $20 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on HCA’s borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, HCA generally targets a portion of its debt portfolio to be maintained at fixed rates.
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
      During the second quarter of 2005, HCA reached a partial settlement with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units during 1998 and 2001. As a result of this settlement, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share.
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
      Other disputed items include the deductibility of a portion of a 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for bad debts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $646 million in income taxes and interest, through September 30, 2005, with respect to these issues.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data

	2005	2004

CONSOLIDATING
Number of hospitals in operation at(a):
March 31	183	184
June 30	183	183
September 30	180	183
December 31		182
Number of freestanding outpatient surgery centers in operation at:
March 31	84	79
June 30	84	82
September 30	86	81
December 31		84
Licensed hospital beds at(b):
March 31	41,892	41,931
June 30	42,013	41,930
September 30	42,119	42,044
December 31		41,852
Weighted average licensed beds(c):
Quarter:
First	41,856	41,934
Second	41,948	41,962
Third	42,089	42,030
Fourth		42,060
Year		41,997
Average daily census(d):
Quarter:
First	23,991	23,885
Second	22,078	22,345
Third	21,343	21,900
Fourth		21,854
Year		22,493
Admissions(e):
Quarter:
First	432,600	430,300
Second	407,600	410,500
Third	405,100	410,800
Fourth		407,600
Year		1,659,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)

	2005	2004

Equivalent admissions(f):
Quarter:
First	636,400	625,200
Second	619,700	610,800
Third	615,500	611,400
Fourth		606,600
Year		2,454,000
Average length of stay (days)(g):
Quarter:
First	5.0	5.1
Second	4.9	5.0
Third	4.8	4.9
Fourth		4.9
Year		5.0
Emergency room visits(h):
Quarter:
First	1,391,800	1,296,900
Second	1,345,600	1,309,600
Third	1,357,700	1,320,900
Fourth		1,292,100
Year		5,219,500
Outpatient surgeries(i):
Quarter:
First	211,000	207,500
Second	216,200	213,000
Third	206,300	207,800
Fourth		206,500
Year		834,800
Inpatient surgeries(j):
Quarter:
First	135,500	135,400
Second	136,400	135,500
Third	136,300	136,400
Fourth		133,700
Year		541,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)

	2005	2004

Days in accounts receivable(k):
Quarter:
First	47	50
Second	48	49
Third	48	47
Fourth		48
Year		48
Gross patient revenues(l) (dollars in millions):
Quarter:
First	$19,988	$18,026
Second	19,453	17,534
Third	19,042	17,524
Fourth		18,195
Year		71,279
Outpatient revenues as a % of patient revenues(m):
Quarter:
First	36%	36%
Second	38%	37%
Third	36%	37%
Fourth		37%
Year		37%
NONCONSOLIDATING(n)
Number of hospitals in operation at:
March 31	7	7
June 30	7	7
September 30	7	7
December 31		7
Number of freestanding outpatient surgery centers in operation at:
March 31	8	4
June 30	8	9
September 30	8	10
December 31		8
Licensed hospital beds at:
March 31	2,231	2,199
June 30	2,231	2,199
September 30	2,231	2,199
December 31		2,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Operating Data (continued)
BALANCE SHEET DATA

	% of Accounts Receivable

	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts Receivable Aging at September 30, 2005:
Medicare and Medicaid	13%	2%	2%
Managed care and other discounted	16	3	3
Uninsured	26	11	24

Total	55%	16%	29%

(a)	Three hospitals located on the same campus have been consolidated and, as of September 30, 2005, counted as one hospital.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d)	Represents the average number of patients in the Company’s hospital beds each day.
(e)	Represents the total number of patients admitted to the Company’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Prior year amounts have been reclassified to conform to the 2005 presentation.
(g)	Represents the average number of days admitted patients stay in the Company’s hospitals.
(h)	Represents the number of patients treated in the Company’s emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to the Company’s hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(k)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.
(l)	Gross patient revenues are based upon the Company’s standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(m)	Represents the percentage of patient revenues related to patients who are not admitted to HCA’s hospitals. Prior year amounts have been reclassified to conform to the 2005 presentation.
(n)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which are not controlled by the Company and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      In September 2005, the Company received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, HCA was informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in the Company’s securities. The Company intends to cooperate fully with these investigations.

Tax Related Proceedings
      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Note 2 — Income Taxes in the notes to unaudited condensed consolidated financial statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
      On October 14, 2005, HCA commenced a modified “Dutch” auction tender offer to purchase up to 50,000,000 shares of HCA’s common stock. The tender offer will expire, unless extended, on November 14, 2005. HCA did not purchase any shares of its common stock during the third quarter of 2005.
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
Date: November 8, 2005

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