Form 10-K
period 2005-12-31
HCA INC/TN
filed 2006-03-14
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No  ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☒
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
      As of February 28, 2006, there were 386,931,100 outstanding shares of the Registrant’s Voting Common Stock and 21,000,000 shares of the Registrant’s Nonvoting Common Stock. As of June 30, 2005, the aggregate market value of the Common Stock held by nonaffiliates was approximately $23.5 billion. For purposes of the foregoing calculation only, the Registrant’s directors, executive officers and the HCA 401(k) Plan have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business
General
      HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2005, we operated 182 hospitals, comprised of 175 general, acute care hospitals; six psychiatric hospitals; and one rehabilitation hospital. The 182 hospital total includes seven hospitals (six general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 94 freestanding surgery centers, seven of which are owned by joint ventures in which an affiliate of HCA is a partner and these joint ventures are accounted for using the equity method. Our facilities are located in 22 states, England and Switzerland. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and references to “employees” refer to employees of affiliates of HCA.
      HCA’s primary objective is to provide the communities we serve a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, diagnostic centers and rehabilitation facilities. Our psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.
      The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. HCA’s principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.
Available Information
      HCA files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. HCA is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. HCA makes available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.
      We have posted our Corporate Governance Guidelines; our Code of Conduct for directors, officers and employees; and the charters of our Audit; Compensation; Ethics, Compliance and Quality of Care; Finance and Investments; and Nominating and Corporate Governance Committees of the Board of Directors on our website at www.hcahealthcare.com (Corporate Governance page). Our corporate governance materials are available free of charge upon request to HCA’s Corporate Secretary, HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Business Strategy
      HCA is committed to providing the communities we serve high quality, cost-effective health care while maintaining consistency with our ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, management focuses on the following areas:

•	commitment to the care and improvement of human life;

•	commitment to ethics and compliance;

•	focus on core communities;

•	physician recruitment and retention;

•	becoming the health care employer of choice;

•	continuing to strive for operational excellence; and

•	allocating capital to strategically complement our operational strategy and enhance stockholder value.
Health Care Facilities
      HCA currently owns, manages or operates hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.
      At December 31, 2005, HCA owned and operated 169 general, acute care hospitals with 40,665 licensed beds, and an additional six general, acute care hospitals with 2,127 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
      Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.
      At December 31, 2005, HCA operated six psychiatric hospitals with 600 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.
      Outpatient health care facilities operated by HCA include freestanding surgery centers, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities.
      In addition to providing capital resources, HCA affiliates provide a variety of management services to our health care facilities, including patient safety programs; ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; human resources services; and internal audit services.
Sources of Revenue
      Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

      HCA receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our patient revenues from such sources were as follows:

	Year Ended December 31,

	2005	2004(a)	2003

Medicare	27%	28%	28%
Medicaid	5	5	7
Managed Medicaid	3	3	(a )
Managed care and other insurers	57	54	55
Uninsured(b)	8	10	10

Total	100%	100%	100%

(a)	Prior to 2004, managed Medicaid revenues were classified as either Medicaid or managed care and certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(b)	Uninsured revenues for the year ended December 31, 2005 were reduced by $769 million of discounts to the uninsured, related to the uninsured discount program implemented January 1, 2005.
      Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general, acute care hospitals located in the United States are certified as health care services providers for persons covered under Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.
      Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs or PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. In 2003, we implemented changes to our uninsured care policies to provide financial relief to more of our uninsured patients. On January 1, 2005, we modified our policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue/ Volume Trends.”

Medicare

Inpatient Acute Care
      Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights represent the average resources for a given DRG relative to the average resources for all DRGs. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. DRG payments do not consider a specific hospital’s cost, but are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on DRG weights multiplied by a geographically adjusted federal rate.
      DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In federal fiscal year 2005, the DRG rate increase was market basket of 3.3%. For federal fiscal year 2006, the Centers for Medicare and Medicaid Services (“CMS”) set the DRG rate increase at full market basket of 3.7%. Through recent legislation, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), Congress equalized the DRG payment rate for urban and rural hospitals at the large urban rate for all hospitals, for discharges on or after April 1, 2003. MMA provides for DRG rate increases for federal fiscal years 2005, 2006, and 2007 at full market basket, if data for ten patient care quality indicators is submitted to the Secretary of the Department of Health and Human Services (“HHS”). Those hospitals not submitting data on the ten quality indicators will receive an increase equal to the market basket rate minus 0.4 percentage points. All HCA hospitals paid under Medicare inpatient DRG PPS are participating in the quality initiative by the Secretary of HHS by submitting the quality data requested for federal fiscal year 2006. For federal fiscal year 2007, MMA provides for a full market basket update. The Medicare Payment Advisory Commission (“MedPAC”) has adopted a recommendation that Congress update inpatient PPS payments for fiscal year 2007 by the market basket minus 0.45 percentage points. It is uncertain whether Congress will adopt this recommendation. On February 8, 2006, the Deficit Reduction Act of 2005 (“DEFRA 2005”) was enacted by Congress and expanded the number of quality measures that must be reported to receive a full market basket update for federal fiscal year 2007. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update. We will attempt to comply with the DEFRA 2005 reporting requirements, but we are unable to predict if all our hospitals will be able to comply.
      Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. In June 2003, CMS adopted significant regulatory changes to outlier payments. Included in the regulatory changes were provisions to: (1) use the most recent settled cost report to establish the hospital’s cost-to-charge ratio, (2) eliminate the use of the statewide average when the hospital’s cost-to-charge ratio falls three standard deviations below the national average, and (3) permit CMS to reconcile outlier payments in the Medicare cost report for hospitals meeting CMS defined audit criteria. As a result of these changes, CMS set the outlier threshold at $31,000 and $25,800 for federal fiscal years 2004 and 2005, respectively. CMS estimates that outlier payments were 3.5% and 4.1% of total operating DRG payments for federal fiscal years 2004 and 2005, respectively. For federal fiscal year 2006, CMS has established an outlier threshold of $23,600. Decreasing the outlier threshold in federal fiscal year 2006 will increase both the number of cases that qualify for outlier payments and the amount of payments for qualifying outlier cases; however, outlier payments are not expected to return to federal fiscal year 2003 and prior payment levels.
      HCA recorded $148 million, $124 million and $221 million of revenues related to Medicare operating outlier cases for 2005, 2004, and 2003, respectively. These amounts represent 2.2%, 1.9% and 3.7% of our Medicare revenues and 0.6%, 0.5% and 1.0% of our total revenues for 2005, 2004, and 2003, respectively.

Outpatient
      CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS has continued to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities are reimbursed on a fee schedule.

      Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2004 and 2005 by market basket of 3.4% and 3.3%, respectively. The update for calendar year 2006 is market basket of 3.7%. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there has been an effective 2.25% reduction to the market basket of 3.7%. For calendar year 2007, MMA provides for a full market basket update. MedPAC has adopted a recommendation that Congress update outpatient PPS payments for fiscal year 2007 by the market basket minus 0.45 percentage points. It is uncertain whether Congress will adopt this recommendation.

Rehabilitation
      CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2004 and 2005, CMS updated the PPS rate for rehabilitation hospitals and units by market basket of 3.2% and 3.1%, respectively. For federal fiscal year 2006, CMS has updated the PPS rate for IRFs by market basket of 3.6%. However, CMS also applied a reduction to the standard payment amount of 1.9% to account for improved coding under IRF PPS. For fiscal year 2007, IRF PPS rates are to be updated by full market basket under current law. As of December 31, 2005, we had one rehabilitation hospital, which is operated through a joint venture, and 53 hospital rehabilitation units.
      On May 7, 2004, CMS published a final rule to change the criteria for being classified as an IRF, commonly known as the “75 percent rule”. CMS revised the medical conditions for patients served by rehabilitation facilities from ten medical conditions to 13 conditions. The final rule provides for a transition to targeting payments to facilities that treat a large share of patients with diagnoses likely to require intensive rehabilitation. For cost reporting periods that began on or after July 1, 2004, and before July 1, 2005, the compliance threshold was set at 50% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2005, and before July 1, 2006, the compliance threshold is set at 60% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2006, and before July 1, 2007, the compliance threshold is set at 65% of the IRF’s total patient population. The compliance threshold will be set at 75% for cost reporting periods beginning on or after July 1, 2007. In 2004, Congress enacted legislation preventing CMS from enforcing the final rule until the Government Accountability Office (“GAO”) completed a study on the rule’s impact on IRFs and patients. The GAO has issued their report and CMS has proceeded with implementation of the “75 percent rule”. DEFRA 2005 revised the phase-in period for the “75 percent rule” to retain the 60% threshold for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007 with the threshold increasing to 65% in 2007 and 75% in 2008. Implementation of the “75 percent rule” has started to reduce our IRF admissions and can be expected to continue to significantly restrict the treatment of patients whose medical conditions do not meet any of the 13 approved conditions.
      Medicare fiscal intermediaries have been given the authority to develop and implement Local Coverage Determinations (“LCD”) to determine the medical necessity of care rendered to Medicare patients where there is no national coverage determination. Some intermediaries have finalized their LCDs for rehabilitation services. A restrictive rehabilitation LCD has the potential to significantly impact Medicare rehabilitation payments. The financial impact to HCA of any final rehabilitation LCD is uncertain.

Psychiatric
      Payments to PPS-exempt psychiatric hospitals and units are based upon reasonable cost, subject to a cost-per-discharge target (the TEFRA limits) for cost reporting periods that began before January 1, 2005. These limits are updated annually by a market basket index. The update to a hospital’s target amount for its cost reporting periods beginning in federal fiscal years 2004 and 2005 was market basket of 3.4% and 3.3%, respectively. Caps had been established for the cost-per-discharge target at the 75th percentile for each category of PPS-exempt hospitals and units. For cost reporting periods beginning on or after October 1, 2002, payments to these PPS-exempt hospitals and units are no longer subject to these caps. However, if a PPS-exempt hospital or unit was subject to the cap in the cost report for the year prior to October 1, 2002, such limitation will be included in its future target amount. The cost-per-discharge for new hospitals and hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. The target amount for federal fiscal year 2006 is subject to a market basket update of 3.8% for psychiatric hospitals and units that are being paid under the three year transition to the inpatient psychiatric PPS.
      On November 15, 2004, CMS published a final regulation to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). The new prospective payment system replaces the cost-based system for reporting periods beginning on or after January 1, 2005. IPF PPS is a per diem prospective payment system, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under IPF PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate will be effective for the 18-month period January 1, 2005 through June 30, 2006. On January 23, 2006, CMS published a proposed rule to update the IPF PPS for rate year 2007(July 1, 2006 to June 30, 2007) that would result in a 4.7% increase in overall payments to IPFs (reflecting the blend of the 4.8% update for IPF TEFRA and the 4.5% update for IPF PPS payments). The market basket update accounts for moving from a calendar year to a rate year (the annual market basket is estimated to be 3.6%). This rule has not yet been finalized. As of December 31, 2005, HCA had six psychiatric hospitals and 37 hospital psychiatric units.

Other
      Under PPS, the prospective payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Effective October 1, 2004 for inpatient PPS and January 1, 2005 for outpatient PPS, CMS implemented a number of changes to the wage index calculation. These changes included the adoption of standards for defining labor market geographic areas based on standards for defining Core-Based Statistical Areas (“CBSA”) issued by the Office of Management and Budget (“OMB”). Hospitals that were adversely impacted by this new definition received a blended (50/50) wage index based on the old and new wage geographic definitions for one year. Further, CMS has applied an occupational mix adjustment factor to the wage index amounts for the first time, but has limited the adjustment to 10% of the wage index. MMA lowered the labor share for inpatient PPS payments from 71.1% to 62%, effective October 1, 2004, unless the lower percentage would result in lower payments to the hospital. This change, in effect, increases payments for all hospitals whose wage index is less than or equal to 1.0. For all other hospitals, CMS lowered the 71.1% labor share to 69.7%, effective October 1, 2005. Also, effective October 1, 2005, IRF PPS adopted the CBSA definition of labor market geographic areas but have not adopted an occupational mix adjustment. For federal fiscal year 2006, IRFs will receive a blended (50/50) wage index based on the old and new wage geographic definitions. The geographic definition changes and the occupational mix adjustment have not been applied to IPF PPS at this time. However, in the proposed rule published on January 23, 2006, CMS has proposed to adopt the CBSA definition of labor market geographic areas for IPF PPS effective July 1, 2006. The financial impact, if any, that these changes will have on the Company beyond 2006 is uncertain.
      CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with MMA, CMS will implement contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”). CMS plans to award the first of 15 multi-state jurisdictions in June 2006. Seven jurisdictions are planned to be awarded in September 2007 and the remaining seven jurisdictions are planned to be awarded in September 2008. All of these changes could impact claim processing functions and the resulting cash flow. The Company is unable to predict the impact that these changes could have, if any, to cash flow.

Medicaid
      Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a PPS or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The federal government and many states are currently considering altering the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs.

Managed Medicaid
      Managed Medicaid programs relate to situations where states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not abdicate program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state specific.

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
      Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to or from us under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.
      In June 2003, HCA announced that the Company and the Civil Division of the Department of Justice (“DOJ”) had signed agreements whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and we paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. HCA also finalized an agreement with a negotiating team representing states that may have claims against HCA. Under this agreement, we paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. We also paid $33 million for legal fees of the private parties.

Managed Care and Other Discounted Plans
      Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plan and private insurance companies. Admissions reimbursed by managed care and other insurers were 42%, 42% and 44% of our total admissions for the years ended December 31, 2005, 2004 and 2003, respectively. Managed care contracts are typically negotiated for one-year or two-year terms. While we generally received annual average yield increases of six to seven percent from managed care payers during 2005, there can be no assurance that we will continue to receive increases in the future.

Hospital Utilization
      HCA believes that the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, we believe the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.
      The following table sets forth certain operating statistics for our hospitals. Hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

	Years Ended December 31,

	2005	2004	2003	2002	2001

Number of hospitals at end of period(a)	175	182	184	173	178
Number of freestanding outpatient surgery centers at end of period(b)	87	84	79	74	76
Number of licensed beds at end of period(c)	41,265	41,852	42,108	39,932	40,112
Weighted average licensed beds(d)	41,902	41,997	41,568	39,985	40,645
Admissions(e)	1,647,800	1,659,200	1,635,200	1,582,800	1,564,100
Equivalent admissions(f)	2,476,600	2,454,000	2,405,400	2,339,400	2,311,700
Average length of stay (days)(g)	4.9	5.0	5.0	5.0	4.9
Average daily census(h)	22,225	22,493	22,234	21,509	21,160
Occupancy rate(i)	53%	54%	54%	54%	52%
Emergency room visits(j)	5,415,200	5,219,500	5,160,200	4,802,800	4,676,800
Outpatient surgeries(k)	836,600	834,800	814,300	809,900	804,300
Inpatient surgeries(l)	541,400	541,000	528,600	518,100	507,800

(a)	Excludes seven facilities in 2005, 2004 and 2003, and six facilities in 2002 and 2001 that are not consolidated (accounted for using the equity method) for financial reporting purposes. Three hospitals located on the same campus were consolidated and counted as one hospital in 2005.
(b)	Excludes seven facilities in 2005, eight facilities in 2004, four facilities in 2003 and 2002 and three facilities in 2001 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume. Equivalent admissions for 2004 were reclassified to conform to the 2005 presentation.
(g)	Represents the average number of days admitted patients stay in our hospitals.
(h)	Represents the average number of patients in our hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in our emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition
      Generally, other hospitals in the local communities served by most of HCA’s hospitals provide services similar to those offered by our hospitals. Additionally, in the past several years the number of freestanding surgery centers and diagnostic centers (including facilities owned by physicians) in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. The rates charged by our hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals. In addition, in certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of our hospitals. We are facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services. Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.
      Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.
      Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by HCA, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients.
      Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.
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
      HCA, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers remain ongoing challenges. These challenges may require changes in our operations in the future.

      Admissions and average lengths of stay continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand many of our facilities or acquire or construct new facilities, to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.
Regulation and Other Factors

Licensure, Certification and Accreditation
      Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that our health care facilities are properly licensed under applicable state laws. All of our general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”). If any facility were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services.

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

State Rate Review
      Some states where we operate hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate reviews and indigent tax provisions have not materially, adversely affected our results of operations.

Utilization Review
      Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations to assess the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, may assess fines and also have the authority to recommend to HHS that a provider, which is in substantial noncompliance with the appropriate standards, be excluded from participating in the Medicare program. Most nongovernmental managed care organizations also require utilization review.

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

Anti-kickback Statute
      A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.
      The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (l) certain “gainsharing” arrangements, i.e., the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.
      The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to health care providers. These bulletins, along with the “Special Fraud Alerts,” have focused on certain arrangements that could be subject to heightened scrutiny by government enforcement authorities, including contractual joint venture arrangements and other joint venture arrangements between those in a position to refer business, such as physicians, and those providing items or services for which Medicare or Medicaid pays.
      In addition to issuing fraud alerts and special advisory bulletins, the OIG from time to time issues compliance program guidance for certain types of health care providers. In January 2005, the OIG published Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.
      As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor, or that it is identified in a fraud alert or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. An adverse determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

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
      CMS has issued two phases of final regulations implementing the Stark Law, which became effective on January 4, 2002 and July 26, 2004, respectively. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret them for enforcement purposes.
      In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, HHS was required to conduct an analysis of specialty hospitals, including quality of care provided and physician referral patterns to these facilities. MedPAC was also required to study cost and payment issues related to specialty hospitals. The moratorium applied to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, did not increase the number of physician investors, and met certain other requirements. The moratorium expired on June 8, 2005. In March 2005, MedPAC issued its report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care, and allow certain types of gainsharing arrangements. In May 2005, HHS issued the required report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may currently encourage the establishment of specialty hospitals and implementation of closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating in effect a moratorium on new specialty hospitals. DEFRA 2005, signed into law February 8, 2006, directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DEFRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS.

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

HIPAA Administrative Simplification and Privacy Requirements
      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations became mandatory for HCA’s facilities in October 2003, although CMS accepted noncompliant claims through September 30, 2005. HHS recently proposed a rule that would establish standards for electronic health care claims attachments. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
      HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS issued regulations containing privacy standards and compliance with these regulations became mandatory during April 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released final security regulations that became mandatory during April 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.
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

EMTALA
      All of HCA’s hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.
      The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to individuals admitted for inpatient services. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe our hospitals operate in substantial compliance with EMTALA.

Corporate Practice of Medicine/Fee Splitting
      Some of the states in which we operate have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Health Care Industry Investigations
      Significant media and public attention has focused in recent years on the hospital industry. While we are currently not aware of any material investigations of the Company, under federal or state health care laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties as well as adverse publicity. It is also possible that HCA’s executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.
      The Company’s substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of its operations. We continue to monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including the Company’s.
      In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.
      Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives, targeting all hospital providers, that focus on specific billing practices or other suspected areas of abuse. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
      In addition to national enforcement initiatives, federal and state investigations relate to a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have joint venture arrangements involving physician investors. Any additional investigations of the Company, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

Health Care Reform
      Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private health care insurance. DEFRA 2005, signed into law on February 8, 2006, included Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes would, if implemented, reduce federal Medicaid funding by an additional $12.2 billion over five years. Most states, including the states in which HCA operates, have applied for and have been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.

Compliance Program and Corporate Integrity Agreement
      HCA maintains a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, we provide annual ethics and compliance training to our employees and encourage all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line.
      In January 2001, HCA entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA is structured to assure the federal government of our overall federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. The CIA also included testing for outpatient laboratory billing in 2001, which was replaced with skilled nursing facilities billing in 2003. Under the CIA, we have an affirmative obligation to report potential violations of applicable federal heath care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark, EMTALA and other laws, most of which we consider to be technical violations. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject us to substantial monetary penalties and/or exclusion from participation in the Medicare and Medicaid programs.

Antitrust Laws
      The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but there can be no assurance that a review of our practices by courts or regulatory authorities will not result in a determination that could adversely affect our operations.
Environmental Matters
      HCA is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, results of operations or financial condition.
Insurance
      As is typical in the health care industry, HCA is subject to claims and legal actions by patients in the ordinary course of business. Through a wholly-owned insurance subsidiary, we insure a substantial portion of our professional liability risks. Our facilities are insured by the insurance subsidiary for losses of up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a rentention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary. HCA and its insurance subsidiary maintain reserves for professional liability risks (net of $43 million receivable under reinsurance contracts) that totaled $1.578 billion at December 31, 2005. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for such liability risks.
      We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts that we believe are adequate. The directors and officers liability coverage includes a $25 million corporate deductible. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs
      At December 31, 2005, HCA had approximately 191,100 employees, including approximately 51,300 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. HCA is subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 16 hospitals are represented by various labor unions. We consider our employee relations to be satisfactory. Our hospitals are experiencing some union organizational activity, and we anticipate that we will have elections at six hospitals in Florida in the second quarter of 2006, and an election at one hospital in Nevada in the fourth quarter of 2006. However, we do not expect such efforts to materially affect our future operations. HCA’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel.
      Licensed physicians, who have been accepted to the medical staff of individual hospitals, staff our hospitals. With certain exceptions, physicians generally are not employees of our hospitals. However, some physicians provide services in our hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.
Executive Officers of the Registrant
      The executive officers of HCA as of March 13, 2006, were as follows:

Name	Age	Position(s)

Jack O. Bovender, Jr.	60	Chairman of the Board and Chief Executive Officer
Richard M. Bracken	53	President, Chief Operating Officer and Director
R. Milton Johnson	49	Executive Vice President and Chief Financial Officer
David G. Anderson	58	Senior Vice President — Finance and Treasurer
Victor L. Campbell	59	Senior Vice President
Rosalyn S. Elton	44	Senior Vice President — Operations Finance
Charles R. Evans	58	President — Eastern Group
V. Carl George	61	Senior Vice President — Development
R. Sam Hankins, Jr.	55	Chief Financial Officer — Outpatient Services Group
Russell K. Harms	48	Chief Financial Officer — Central Group
Samuel N. Hazen	45	President — Western Group
Frank M. Houser, M.D.	65	Senior Vice President — Quality and Medical Director
Patricia T. Lindler	58	Senior Vice President — Government Programs
A. Bruce Moore, Jr.	46	President — Outpatient Services Group
W. Paul Rutledge	51	President — Central Group
Richard J. Shallcross	47	Chief Financial Officer — Western Group
Joseph N. Steakley	51	Senior Vice President — Internal Audit Services
John M. Steele	50	Senior Vice President — Human Resources
Donald W. Stinnett	49	Chief Financial Officer — Eastern Group
Beverly B. Wallace	55	President — Shared Services Group
Robert A. Waterman	52	Senior Vice President and General Counsel
Noel Brown Williams	50	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	56	Senior Vice President — Ethics, Compliance and Corporate Responsibility

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
      Richard M. Bracken was appointed to the Company’s Board of Directors in November 2002. Mr. Bracken was appointed President and Chief Operating Officer in January 2002, after being appointed Chief Operating Officer in July 2001. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995 he served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.
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
      Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell is the chairman of the Board of the Federation of American Hospitals and serves on the Board of HRET, a subsidiary of the American Hospital Association.
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
      Russell K. Harms was appointed Chief Financial Officer — Central Group in October 2005. From January 2001 to October 2005, Mr. Harms served as Chief Financial Officer of HCA’s MidAmerica Division. From December 1997 to December 2000, Mr. Harms served as Chief Financial Officer of Presbyterian/St. Lukes Medical Center.
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
      A. Bruce Moore, Jr. was appointed President — Outpatient Services Group in January 2006. Mr. Moore had served as Senior Vice President and as Chief Operating Officer — Outpatient Services Group since July 2004 and as Senior Vice President — Operations Administration from July 1999 until July 2004. Mr. Moore served as Vice President — Operations Administration of the Company from September 1997 to July 1999, as Vice President — Benefits from October 1996 to September 1997, and as Vice President — Compensation from March 1995 until October 1996.
      W. Paul Rutledge was appointed as President — Central Group in October 2005. Mr. Rutledge had served as President of the MidAmerica Division since January 2001. He served as President of TriStar Health System from June 1996 to January 2001 and served as president of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 20 years, working with hospitals in New Orleans, La., Rome, Ga. and Nashville Tn.
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
      Donald W. Stinnett was appointed Chief Financial Officer — Eastern Group in October 2005. Mr. Stinnett had served as Chief Financial Officer of the Far West Division since July 1999. Mr. Stinnett served as Chief Financial Officer and Vice President of Finance of Franciscan Health System of the Ohio Valley from 1995 until 1999, and served in various capacities with Franciscan Health System of Cincinnati and Providence Hospital in Cincinnati prior to that time.
      Beverly B. Wallace was appointed President — Shared Services Group in March 2006. From January 2003 until March 2006, Ms. Wallace served as President — Financial Services Group. Ms. Wallace served as Senior Vice President — Revenue Cycle Operations Management of the Company from July 1999 to January 2003. Ms. Wallace served as Vice President — Managed Care of the Company from July 1998 to July 1999. From 1997 to 1998, Ms. Wallace served as President — Homecare Division of the Company. From 1996 to 1997, Ms. Wallace served as Chief Financial Officer — Nashville Division of the Company. From 1994 to 1996, Ms. Wallace served as Chief Financial Officer — Mid-America Division of the Company.
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

Item 1A.	Risk Factors
Risk Factors
      If any of the events discussed in the following risk factors were to occur, HCA’s business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain its business and operations. In either case, the trading price of our common stock could decline and stockholders could lose all or part of their investment.

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.
      The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In 2005, CMS began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these ten quality measures, patient volumes could decline. In the future, other trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. We are facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume. See Item 1, “Business — Competition.”

      Section 507 of MMA provided for an 18-month moratorium on the establishment of new specialty hospitals. Congress also required that MedPAC and HHS conduct studies on specialty hospitals with reports to be completed no later than 15 months after the date of enactment of MMA. The moratorium expired on June 8, 2005. In March 2005, MedPAC issued its report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care, and allow certain types of gainsharing arrangements. In May 2005, HHS issued the required report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may currently encourage the establishment of specialty hospitals and implementation of closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating in effect a moratorium on new specialty hospitals. DEFRA 2005 directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DEFRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS. We cannot predict whether the moratorium will be extended beyond this date. If the moratorium expires, we may face additional competition from an increased number of specialty hospitals, including hospitals owned by physicians currently on staff at our hospitals.

The Growth Of Uninsured And Patient Due Accounts And A Deterioration In The Collectibility Of These Accounts Could Adversely Affect Our Results Of Operations.
      The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients.
      On December 29, 2004, CMS issued guidance that has enabled hospitals to provide discounts to any uninsured patient without placing the hospital’s Medicare payments at risk. Based on this guidance, in 2005 we implemented modifications to our self-pay policies, the effect of which was to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, hospitals first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage and other collection indicators. At December 31, 2005, our allowance for doubtful accounts represented approximately 85% of the $3.404 billion patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). For the year ended December 31, 2005, the provision for doubtful accounts decreased to 9.6% of revenues compared to 11.4% of revenues in 2004. Adjusting for the effect of the uninsured discount policy implemented January 1, 2005, the provision for doubtful accounts was 12.4% of revenues for the year ended December 31, 2005.
      A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations.

Changes In Governmental Programs May Reduce Our Revenues.
      A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 53% of our admissions from the Medicare and Medicaid programs in 2005. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs.

      Congress has directed MedPAC to make recommendations regarding the levels of payments to health care providers under the Medicare program. For inpatient services for fiscal year 2007, MedPAC has recommended that Congress update inpatient PPS payments by the market basket minus 0.45 percentage points. For outpatient services for calendar year 2007, MedPAC has recommended that Congress update outpatient PPS payments by the market basket minus 0.45 percentage points. It is uncertain whether Congress will adopt these recommendations. If Congress adopts these recommendations, HCA’s revenues may be reduced. Other Medicare payment changes may also reduce HCA’s revenues. See Item 1, “Business — Sources of Revenue.”
      A number of states are experiencing budget problems and have adopted, or are considering, legislation designed to reduce their Medicaid expenditures. DEFRA 2005, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

Demands Of Nongovernment Payers May Adversely Affect Our Growth In Revenues.
      Our ability to negotiate favorable contracts with nongovernment payers, including managed care plans, significantly affects the revenues and operating results of most of our hospitals. Admissions derived from managed care and other insurers accounted for approximately 42% of our admissions in 2005. Nongovernment payers, including managed care payers, increasingly are demanding discounted fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material, adverse effect on our financial position and results of operations.

Our Performance Depends On Our Ability To Recruit And Retain Quality Physicians.
      Physicians generally direct the majority of hospital admissions and, therefore, the success of our hospitals depend, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that HCA serves, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties Or Be Required To Make Significant Changes To Our Operations.
      The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.
      Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases and professional service agreements. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources, do not qualify for safe harbor protection. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.
      Our financial relationships with physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.
      If we fail to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. See Item 1, “Business — Regulation and Other Factors.”
      Because many of these laws and their implementation regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or their impact.

Our Hospitals Face Competition For Staffing, Which May Increase Labor Costs And Reduce Profitability.
      Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semiskilled and unskilled employees in each of the markets in which we operate. In addition, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

We Have Been The Subject Of Governmental Investigations, Claims And Litigation That Have Resulted In Significant Charges And Ongoing Reporting Obligations.
      Commencing in 1997, HCA became aware that we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year CIA with the OIG. If we were found to be in violation of the CIA, we could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Any such sanctions or expenses could have a material adverse effect on our financial position, results of operations and liquidity.
      In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in our securities. We are cooperating fully with these investigations.
      Subsequently, HCA and certain of our executive officers and directors were named in various federal securities law class actions and several shareholders have filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee of HCA filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and we have been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of the investigations or any related lawsuits or the effect that findings in such investigations or lawsuits adverse to us may have on us. These proceedings are described in greater detail in Item 3, “Legal Proceedings.”

Controls Designed To Reduce Inpatient Services May Reduce Our Revenues.
      Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

Our Operations Could Be Impaired By A Failure Of Our Information Systems.
      The performance of our sophisticated information technology and systems is critical to our business operations. In addition to our shared services initiatives, our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems;

•	medical records and document storage;

•	inventory management; and

•	negotiating, pricing and administering managed care contracts and supply contracts.
      We are in the process of implementing projects to replace our payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $332 million to develop and install. At December 31, 2005, project-to-date costs incurred were $278 million ($158 million of the costs incurred have been capitalized and $120 million have been expensed). Management expects that the system development, testing, data conversion and installation will continue through 2006. There can be no assurance that the development and implementation of those systems will not be delayed, that the total cost will not be significantly more than currently anticipated, that business processes will not be interrupted during implementation or that we will realize the expected benefits and efficiencies from the developed products.
      Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenue. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair Our Ability To Operate And Expand Our Operations.
      Some states require health care providers to obtain prior approval, known as a certificate of need, or CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate hospitals in a number of states with CON laws. The failure to obtain any requested CON could impair our ability to operate or expand operations.

Our Facilities Are Heavily Concentrated In Florida And Texas, Which Makes Us Sensitive To Regulatory, Economic, Environmental And Competitive Changes In Those States.
      HCA operated 182 hospitals at December 31, 2005, and 74 of those hospitals are located in Florida and Texas. This situation makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states.
      Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.
      In addition, both Florida and Texas are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas, and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm.

We May Be Subject To Liabilities From Claims By The IRS.
      HCA is currently contesting claims for income taxes, interest and penalties proposed by the IRS for prior years aggregating approximately $776 million through December 31, 2005. The disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002.
      During February 2006, the IRS began an examination of our 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination or any future examinations that may be initiated. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes.”

We May Be Subject To Liabilities From Claims Brought Against Our Facilities.
      HCA is subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. We insure a substantial portion of our professional liability risks through a wholly-owned subsidiary. Management believes our insurance coverage is sufficient to cover claims arising out of the operation of our facilities. HCA’s wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We Are Exposed to Market Risks Related to Changes in the Market Values of Securities and Interest Rate Changes
      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.419 billion and $965 million, respectively, at December 31, 2005. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by us to allow the insurance subsidiary to satisfy its minimum capital requirements. At December 31, 2005, we had a net unrealized gain of $184 million on the insurance subsidiary’s investment securities.
      We are also exposed to market risk related to changes in interest rates, and periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Fluctuations In Operating Results And Other Factors May Result In Decreases In Our Stock Price.
      There is significant volatility in the market price of HCA’s common stock. If we are unable to operate our hospitals as profitably as we have in the past, investors could sell shares of HCA’s common stock when it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of HCA’s common stock.
      In addition to our operating results, the operating results of other hospital companies, changes in financial estimates or recommendations by analysts, changes in government health care programs, governmental investigations and litigation, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry, could cause substantial fluctuations in the market price of our common stock.

We Have Increased Leverage As A Result Of Financing Our Recently Completed “Dutch” Auction Tender Offer.
      In October 2005, we commenced a modified “Dutch” auction tender offer to purchase up to $2.5 billion of our common stock. To finance the tender offer, we used approximately $600 million of cash on hand and borrowed $800 million under a $1.0 billion short term loan facility. In connection with the tender offer, we amended our existing revolving credit facility and the related senior term loan to modify the compliance levels for our required ratio of consolidated total debt to consolidated total capitalization. Our total long-term debt, including amounts due within one year, was $10.475 billion at December 31, 2005. In February 2006, we issued $1.0 billion of 6.5% notes due in February 2016. The proceeds from the notes and the proceeds from the sales of hospitals were used to repay amounts under the $800 million term loan and to pay down amounts advanced under the existing revolving credit facility. The authorization permits us to repurchase additional shares in an amount up to the remainder of the $2.5 billion authorization from time to time through open market purchases, or in private or other transactions. During 2005, we repurchased 8.0 million shares of our common stock for $412 million through open market purchases. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Market Risk” and Note 8 — Long-Term Debt in the notes to consolidated financial statements for additional information on our debt obligations.
      We may continue to make borrowings under our existing revolving credit facility, and we have issued debt securities, from time to time, including $1.0 billion of 6.5% Notes due 2016 issued in February 2006. We may issue additional debt securities in the future. Our ability to make payments on our debt and fund planned capital expenditures and the operation of our business will depend on cash flow from operations, amounts available under our existing revolving credit facility and our access to public and private debt markets. Our increased debt service obligations could, among other things:

•	limit our ability to borrow money or raise capital to fund our working capital, capital expenditures and debt service, or for other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our ability to pay dividends and to obtain additional financing and limit our flexibility in planning for, or reacting to, changes in our business or the industry; and

•	require the dedication of a substantial portion of our cash flow from operating activities to the payment of principal and interest on our debt.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by the Company as of December 31, 2005:

State	Hospitals	Beds

Alaska	1	254
California	5	1,513
Colorado	7	2,249
Florida	40	10,424
Georgia	14	2,383
Idaho	2	476
Indiana	1	282
Kansas	4	1,286
Kentucky	2	384
Louisiana	11	1,682
Mississippi	1	130
Missouri	8	1,672
Nevada	3	1,075
New Hampshire	2	295
North Carolina	1	60
Oklahoma	2	937
South Carolina	3	740
Tennessee	11	1,986
Texas	34	9,596
Utah	6	922
Virginia	12	3,327
West Virginia	4	917

International
Switzerland	2	220
England	6	704

	182	43,514

      In addition to the hospitals listed in the above table, we directly or indirectly operate 94 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.
      We maintain our headquarters in approximately 919,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.
      HCA’s headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings
      HCA operates in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially, adversely affect our results of operations and financial position in a given period.
Government Investigation, Claims and Litigation
      Commencing in 1997, we became aware we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject the Company to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

Governmental Investigations
      In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in our securities. We are cooperating fully with these investigations.

Securities Class Action Litigation
      In November 2005, two putative federal securities law class actions were filed in the United States District Court for the Middle District of Tennessee on behalf of persons who purchased our stock between January 12, 2005 and July 13, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us and our Chairman and Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, related to our July 13, 2005 announcement of preliminary results of operations for the second quarter ended June 30, 2005.
      On January 4, 2006, the court consolidated these actions under the caption In re HCA Inc. Securities Litigation, case number 3:05-CV-00981. Pursuant to federal statute, on January 25, 2006, the court appointed co-lead plaintiffs to represent the interests of the putative class members in this litigation. Co-lead plaintiffs must file a consolidated amended complaint no later than March 27, 2006. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation.

Shareholder Derivative Lawsuits in Federal Court
      In November 2005, two current shareholders each filed a derivative lawsuit, purportedly on behalf of the Company, in the United States District Court for the Middle District of Tennessee against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. Each lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company’s July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005.
      On January 23, 2006, the court consolidated these actions as In re HCA Inc. Derivative Litigation, lead case number 3:05-CV-0968, and ordered that a consolidated derivative complaint be filed no later than March 24, 2006.

      On December 27, 2005, we were served with a shareholder demand letter demanding that our Board of Directors take action to remedy alleged breaches of fiduciary duty by certain of our directors and executive officers. The letter claims that certain officers and directors knew, but failed to publicly disclose, certain matters concerning trends relating to uninsured patient accounts receivable.

Shareholder Derivative Lawsuit in State Court
      On January 18, 2006, a current shareholder filed a derivative lawsuit, purportedly on behalf of the Company, in the Circuit Court for the State of Tennessee (Nashville District), against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. This lawsuit is substantially identical to the previously described “Shareholder Derivative Lawsuits in Federal Court,” in all material respects. Although the action has been filed, the plaintiff has not yet served the complaint on the named defendants.

ERISA Litigation
      On November 22, 2005, Brenda Thurman, a former employee of an HCA affiliate, filed a complaint in the United States District Court for the Middle District of Tennessee on behalf of herself, the HCA Savings and Retirement Program (the “Plan”), and a class of participants in the Plan who held an interest in our common stock, against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and other unnamed individuals. The lawsuit, filed under sections 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. §§ 1132(a)(2) and (3), alleges that defendants breached their fiduciary duties owed to the Plan and to plan participants.
      On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (i) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (ii) appointing Thurman as lead plaintiff, and (iii) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. On January 26, 2006, the court issued an order reassigning the case to United States District Court Judge William J. Haynes, Jr., who has been presiding over the federal securities class action and federal derivative lawsuits.
General Liability and Other Claims
      The Company is a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, and the United States Court of Federal Claims. For a description of those proceedings, see Note 4 — Income Taxes in the notes to consolidated financial statements.
      We are also subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or for wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants have asked for punitive damages against us, which may not be covered by insurance. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material, adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      HCA’s common stock is traded on the New York Stock Exchange, Inc. (the “NYSE”) (symbol “HCA”). The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share reported on the NYSE composite tape for our common stock.

	Sales Price		Cash
			Dividend
	High	Low	Declared

2005
First Quarter	$54.10	$38.97	$0.15
Second Quarter	58.60	52.14	0.15
Third Quarter	57.17	45.59	0.15
Fourth Quarter	52.74	45.30	0.15
2004
First Quarter	$46.60	$38.98	$0.13
Second Quarter	43.24	38.00	0.13
Third Quarter	42.30	36.44	0.13
Fourth Quarter	41.64	34.70	0.13
      At the close of business on February 28, 2006, there were approximately 12,400 holders of record of our common stock and one holder of record of our nonvoting common stock.
      In January 2005, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.15 per share. The Board declared the initial $0.15 per share dividend payable on June 1, 2005 to shareholders of record at May 1, 2005. In January 2006, our Board of Directors approved an increase in our quarterly dividend from $0.15 per share to $0.17 per share. The Board declared the initial $0.17 per share dividend payable on June 1, 2006 to shareholders of record at May 1, 2006. The declaration and payment of future dividends will depend upon many factors, including earnings, financial position, business needs, capital and surplus and regulatory considerations.
      On October 13, 2005, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.500 billion of our common stock. In November 2005, we closed the tender offer and repurchased 28.7 million shares for an aggregate purchase price of $1.437 billion ($50.00 per share). We are authorized to repurchase additional shares in an amount up to the remainder of the $2.5 billion authorization through open market purchases or in private or other transactions. As of December 31, 2005, we had repurchased 8.0 million additional shares for $412 million pursuant to the authorization. This table provides certain information as of December 31, 2005 with respect to our repurchases of our common stock.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased	May Yet Be Purchased
		Average	as Part of Publicly	Under Publicly
	Total Number of	Price Paid	Announced Plans	Announced Plans or
Period	Shares Repurchased	per Share	or Programs	Programs

October 1, 2005 through October 31, 2005	—	—	—	$2.500 billion
November 1, 2005 through November 30, 2005	28.7 million	$50.00	28.7 million	$1.063 billion
December 1, 2005 through December 31, 2005	8.0 million	$51.80	36.7 million	$0.651 billion

Total for Fourth Quarter 2005	36.7 million	$50.39	36.7 million	$0.651 billion

Item 6.	Selected Financial Data
HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions, except per share amounts)

	2005	2004	2003	2002	2001

Summary of Operations:
Revenues	$24,455	$23,502	$21,808	$19,729	$17,953
Salaries and benefits	9,928	9,419	8,682	7,952	7,279
Supplies	4,126	3,901	3,522	3,158	2,860
Other operating expenses	4,039	3,797	3,676	3,341	3,238
Provision for doubtful accounts	2,358	2,669	2,207	1,581	1,376
(Gains) losses on investments	(53)	(56)	(1)	2	(63)
Equity in earnings of affiliates	(221)	(194)	(199)	(206)	(158)
Depreciation and amortization	1,374	1,250	1,112	1,010	1,048
Interest expense	655	563	491	446	536
Gains on sales of facilities	(78)	—	(85)	(6)	(131)
Impairment of long-lived assets	—	12	130	19	17
Government settlement and investigation related costs	—	—	(33)	661	327
Impairment of investment securities	—	—	—	168	—
Loss on retirement of debt	—	—	—	—	28

	22,128	21,361	19,502	18,126	16,357

Income before minority interests and income taxes	2,327	2,141	2,306	1,603	1,596
Minority interests in earnings of consolidated entities	178	168	150	148	119

Income before income taxes	2,149	1,973	2,156	1,455	1,477
Provision for income taxes	725	727	824	622	591

Reported net income	1,424	1,246	1,332	833	886
Goodwill amortization, net of income taxes	—	—	—	—	69

Adjusted net income	$1,424	$1,246	$1,332	$833	$955

Basic earnings per share:
Reported net income	$3.25	$2.62	$2.66	$1.63	$1.69
Goodwill amortization, net of income taxes	—	—	—	—	0.13

Adjusted net income	$3.25	$2.62	$2.66	$1.63	$1.82

Shares used in computing basic earnings per share (in thousands)	438,619	475,620	501,799	511,824	524,112
Diluted earnings per share:
Reported net income	$3.19	$2.58	$2.61	$1.59	$1.65
Goodwill amortization, net of income taxes	—	—	—	—	0.13

Adjusted net income	$3.19	$2.58	$2.61	$1.59	$1.78

Shares used in computing diluted earnings per share (in thousands)	445,785	483,663	510,874	525,219	538,177
Cash dividends declared per common share	$0.60	$0.52	$0.08	$0.08	$0.08
Financial Position:
Assets	$22,225	$21,840	$21,400	$19,059	$18,073
Working capital	1,320	1,509	1,654	766	957
Long-term debt, including amounts due within one year	10,475	10,530	8,707	6,943	7,360
Minority interests in equity of consolidated entities	828	809	680	611	563
Company-obligated mandatorily redeemable securities of affiliate holding solely Company securities	—	—	—	—	400
Stockholders’ equity	4,863	4,407	6,209	5,702	4,762

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31 — (Continued)
(Dollars in millions, except per share amounts)

	2005	2004	2003	2002	2001

Cash Flow Data:
Cash provided by operating activities	$3,159	$2,954	$2,292	$2,648	$1,352
Cash used in investing activities	(1,681)	(1,688)	(2,862)	(1,740)	(1,300)
Cash (used in) provided by financing activities	(1,400)	(1,347)	650	(934)	(342)
Operating Data:
Number of hospitals at end of period(a)	175	182	184	173	178
Number of freestanding outpatient surgical centers at end of period(b)	87	84	79	74	76
Number of licensed beds at end of period(c)	41,265	41,852	42,108	39,932	40,112
Weighted average licensed beds(d)	41,902	41,997	41,568	39,985	40,645
Admissions(e)	1,647,800	1,659,200	1,635,200	1,582,800	1,564,100
Equivalent admissions(f)	2,476,600	2,454,000	2,405,400	2,339,400	2,311,700
Average length of stay (days)(g)	4.9	5.0	5.0	5.0	4.9
Average daily census(h)	22,225	22,493	22,234	21,509	21,160
Occupancy(i)	53%	54%	54%	54%	52%
Emergency room visits(j)	5,415,200	5,219,500	5,160,200	4,802,800	4,676,800
Outpatient surgeries(k)	836,600	834,800	814,300	809,900	804,300
Inpatient surgeries(l)	541,400	541,000	528,600	518,100	507,800
Days revenues in accounts receivable(m)	50	48	52	52	49
Gross patient revenues(n)	$78,662	$71,279	$62,626	$53,542	$44,947
Outpatient revenues as a % of patient revenues(o)	36%	37%	37%	37%	37%

(a)	Excludes seven facilities in 2005, 2004, and 2003; and six facilities in 2002 and 2001 that are not consolidated (accounted for using the equity method) for financial reporting purposes. Three hospitals located on the same campus were consolidated and counted as one hospital in 2005.
(b)	Excludes seven facilities in 2005, eight facilities in 2004, four facilities in 2003 and 2002 and three facilities in 2001 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume. Equivalent admissions for 2004 were reclassified to conform to the 2005 presentation.
(g)	Represents the average number of days admitted patients stay in our hospitals.
(h)	Represents the average number of patients in our hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in our emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(m)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.
(n)	Gross patient revenues are based upon our standard charge listing. Gross charges/ revenues typically do not reflect what our hospital facilities are paid. Gross charges/ revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(o)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals. Patient revenues for 2004 were reclassified to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
      The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA,” “Company,” “we,” “our,” or “us” as used herein, refer to HCA Inc. and our affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.
Forward-Looking Statements
      This “Annual Report on Form 10-K” includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (2) the ability to achieve operating and financial targets and achieve expected levels of patient volumes and control the costs of providing services, (3) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (4) the highly competitive nature of the health care business, (5) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (6) the efforts of insurers, health care providers and others to contain health care costs, (7) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and our corporate integrity agreement with the government, (8) changes in federal, state or local regulations affecting the health care industry, (9) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (10) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the Securities and Exchange Commission, (“SEC”), (11) the outcome of certain class action and derivative litigation filed with respect to us, (12) the impact of our charity care and uninsured discounting policies, (13) the possible enactment of federal or state health care reform, (14) the increased leverage resulting from the financing of the our modified “Dutch” auction tender offer, (15) the availability and terms of capital to fund the expansion of our business, (16) our ability to successfully consummate the hospital divestitures to LifePoint Hospitals Inc. on a timely basis and in accordance with the definitive agreement, (17) the continuing impact of hurricanes on our facilities and the ability to obtain recoveries under our insurance policies, (18) fluctuations in the market value of our common stock, (19) changes in accounting practices, (20) changes in general economic conditions, (21) future divestitures which may result in charges, (22) changes in business strategy or development plans, (23) delays in receiving payments for services provided, (24) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions (25) potential liabilities and other claims that may be asserted against us, (26) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (27) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
2005 Operations Summary
      Net income totaled $1.424 billion, or $3.19 per diluted share, for the year ended December 31, 2005 compared to $1.246 billion, or $2.58 per diluted share, for the year ended December 31, 2004. The 2005 results include gains on sales of facilities of $78 million, or $0.08 per diluted share, reductions to estimated professional liability reserves of $83 million, or $0.12 per diluted share, a favorable tax settlement of $48 million, or $0.11 per diluted share, and a tax benefit of $24 million, or $0.05 per diluted share, related to the repatriation of foreign earnings. During 2005, we incurred expenses, net of recoveries, associated with hurricanes of $60 million, or $0.08 per diluted share. The 2004 results include a favorable change in the estimated provision for doubtful accounts totaling $46 million, or $0.06 per diluted share, based upon refinements to the allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copays and deductibles and collection agency placements, and a $59 million, or $0.07 per diluted share, reduction to the estimated professional liability insurance reserves. During 2004, we incurred expenses, net of recoveries, associated with hurricanes of $40 million, or $0.05 per diluted share and recognized an asset impairment charge of $12 million, or $0.02 per diluted share. We repurchased 36.7 million shares of our common stock during the fourth quarter of 2005 and 62.9 million shares of our common stock during the fourth quarter of 2004. Shares used for diluted earnings per share for the year ended December 31, 2005 were 445.8 million shares, compared to 483.7 million shares for the year ended December 31, 2004.
      Same facility revenue per equivalent admission increased 3.2% for the year ended December 31, 2005 compared to the year ended December 31, 2004. Our uninsured discount policy, which became effective January 1, 2005, resulted in $756 million in same facility discounts to the uninsured being recorded during 2005. Adjusting for the effect of the uninsured discounts, same facility revenue per equivalent admission increased 6.5% for the year ended December 31, 2005 compared to the year ended December 31, 2004. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”
      During the year ended December 31, 2005, same facility admissions increased 0.1%, compared to the year ended December 31, 2004. Same facility inpatient surgeries increased 0.9% and same facility outpatient surgeries increased 0.3% during the year ended December 31, 2005 compared to the year ended December 31, 2004.
      For the year ended December 31, 2005, the provision for doubtful accounts declined to 9.6% of revenues from 11.4% of revenues for the year ended December 31, 2004. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the year ended December 31, 2005 was 12.4% of revenues. Same facility uninsured admissions increased 9.5% and same facility uninsured emergency room visits increased 11.0% for the year ended December 31, 2005 compared to the year ended December 31, 2004.
Business Strategy
      We are committed to providing the communities we serve high quality, cost-effective, health care while maintaining consistency with our ethics and compliance program, governmental regulations and guidelines, and industry standards. As a part of this strategy, management focuses on the following areas:

•	Commitment to the care and improvement of human life: Our foundation is built on putting patients first and providing quality health care services in the communities we serve. We continue to increase efforts and funding for our patient safety agenda. Management believes patient outcomes will increasingly influence physician and patient choices concerning health care delivery.

•	Commitment to ethics and compliance: We are committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. Our comprehensive ethics and compliance program reinforces our dedication to these values.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Business Strategy (Continued)

•	Focus on core communities: We strive to maintain market-leading positions in large, growing urban and suburban communities, primarily in the Southern and Western regions of the United States. Effective January 1, 2006, we reorganized our operations management to create a third operating group and created smaller, more focused divisions and markets, along with market-based service line strategies.

•	Physician Recruitment and Retention. We recruit and work to retain both primary care physicians and specialists by strategically employing them or providing incentives for them to establish a practice or join an existing practice where there is a community need and providing support to build their practices. We use joint ventures with physicians in both our outpatient diagnostic centers and our freestanding surgery centers. In certain situations, we extend professional liability insurance coverage to physicians on our medical staffs through our wholly-owned insurance subsidiary. We also develop medical office buildings to provide convenient facilities for physicians to locate their practices and serve the needs of their patients.

•	Becoming the health care employer of choice: We use a number of industry-leading practices to help ensure our hospitals are a health care employer of choice in their communities. Labor initiatives provide strategies to the hospitals for recruiting, compensation and productivity, and include various leadership and career development programs. An internal contract labor agency provides improved quality and reduces costs.

•	Continuing to strive for operational excellence: Our group purchasing organization achieves pricing efficiencies through purchasing and supply contracts. We use a shared services model to process revenue and accounts receivable through regional patient accounting service centers. We have increased our focus on providing outpatient services with improved accessibility and more convenient service for patients and increased predictability and efficiency for physicians. As part of this focus, we may buy or build outpatient facilities to improve our market presence.

•	Allocating capital to strategically complement our operational strategy and enhance stockholder value: Our capital spending is intended to increase bed capacity, provide new or expanded services in existing facilities, maintain or replace equipment and renovate existing facilities or construct replacement facilities. We also selectively evaluate acquisitions that may complement our strategies in existing or new markets. Capital may also be allocated to take advantage of opportunities such as repayment of indebtedness, stock repurchases and payment of dividends.
Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Our estimates are based on historical experience and various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results may differ from these estimates.
      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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
Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. We have invested significant resources to refine and improve the computerized billing system and the information system data used to make contractual allowance estimates. We have developed standardized calculation processes and related training programs to improve the utility of the patient accounting systems.
      The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive.
      We do not pursue collection of amounts related to patients who meet the Company’s guidelines to qualify as charity care; therefore, they are not reported in revenues. The revenues associated with uninsured patients who do not meet our guidelines to qualify as charity care have generally been reported in revenues at gross charges. Patients treated at our hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans.
      Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. A hypothetical 1% change in net receivables that are subject to contractual discounts at December 31, 2005 would result in an impact on pretax earnings of approximately $29 million.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts
      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)
collection of amounts related to patients that meet our guidelines to qualify as charity care. Charity care is not reported in revenues and does not have an impact on the provision for doubtful accounts.
      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-month accounts receivable collection and writeoff data. At December 31, 2005, the allowance for doubtful accounts represented approximately 85% of the $3.404 billion patient due accounts receivable balance, including accounts, net of the related estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated (“pending Medicaid accounts”). At December 31, 2004, the allowance for doubtful accounts represented approximately 87% of the $3.382 billion patient due accounts receivable balance, including pending Medicaid accounts, net of the related estimated contractual discounts (the December 31, 2004 allowance for doubtful accounts represented approximately 78% of the $3.762 billion patient due accounts receivable balance, including pending Medicaid accounts, but excluding the related estimated contractual discounts). The provision for doubtful accounts decreased to 9.6% of revenues for 2005, from 11.4% of revenues for 2004 and from 10.1% of revenues in 2003. Our uninsured discount policy, which became effective January 1, 2005, resulted in $769 million in discounts to the uninsured being recorded during 2005. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts increased to 12.4% of revenues for the year ended December 31, 2005. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.” Days revenues in accounts receivable were 50 days, 48 days and 52 days at December 31, 2005, 2004 and 2003, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.
      The approximate breakdown of accounts receivable by payer classification as of December 31, 2005 and 2004 is set forth in the following table:

	% of Accounts Receivable

	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at December 31, 2005:
Medicare and Medicaid	13%	2%	2%
Managed care and other insurers	21	4	4
Uninsured	21	11	22

Total	55%	17%	28%

Accounts receivable aging at December 31, 2004:
Medicare and Medicaid	11%	1%	2%
Managed care and other insurers	20	3	1
Uninsured	22	13	27

Total	53%	17%	30%

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)
      The decline in uninsured accounts receivable from 62% of total accounts receivable at December 31, 2004 to 54% of total accounts receivable at December 31, 2005 can be primarily attributed to the reductions in uninsured accounts receivable amounts related to the uninsured discount program that was implemented January 1, 2005.

Investments of Insurance Subsidiary — Other-than-temporary Impairment Considerations
      Our wholly-owned insurance subsidiary holds debt and equity security investments having an aggregate fair value of $2.384 billion at December 31, 2005. The fair value of the investment securities is generally based on quoted market prices. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management’s assessment each quarter of whether a decline in fair value is temporary or other-than-temporary involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether factors exist that indicate an impairment has occurred. Management evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and the ability and intent to retain the investment to allow for any anticipated recovery of the investment’s fair value are important components of management’s investment securities evaluation process. There were no other-than-temporary declines in fair value during 2003, 2004, or 2005 and at December 31, 2005, the insurance subsidiary’s investment security portfolio had unrealized gains of $193 million and unrealized losses of $9 million.

Professional Liability Claims
      We, along with virtually all health care providers, operate in an environment with professional liability risks. A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.621 billion and $1.593 billion at December 31, 2005 and December 31, 2004, respectively. The current portion of these reserves, $285 million and $310 million at December 31, 2005 and 2004, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent that reinsurers do not meet their obligations. Reserves for professional liability risks (net of $43 million and $79 million receivable under reinsurance contracts at December 31, 2005 and 2004, respectively) were $1.578 billion and $1.514 billion at December 31, 2005 and 2004, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries’ estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.373 billion to $1.589 billion at December 31, 2005 and $1.296 billion to $1.530 billion at December 31, 2004. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Professional Liability Claims (Continued)
      The reserves for professional liability risks cover approximately 3,300 and 3,500 individual claims at December 31, 2005 and 2004, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.
      Provisions for losses related to professional liability risks were $298 million, $291 million and $380 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recognized reductions in its estimated professional liability insurance reserves of $83 million pretax, or $0.12 per diluted share, during 2005. Results of operations for 2004 included a reduction in estimated professional liability reserves of $59 million pretax, or $0.07 per diluted share. The malpractice reserve reductions in 2005 and 2004 reflect the recognition by our external actuaries of improving frequency and severity claim trends at HCA. This improving frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.
     Income Taxes
      We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets generally represent the tax effects of amounts expensed in our income statement for which tax deductions will be claimed future periods.
      Although we believe that we have properly reported taxable income and paid taxes in accordance with applicable laws, federal and state taxing authorities may challenge our tax positions upon audit. To reflect the possibility that our positions may not ultimately be sustained, we have established, and when appropriate adjust, provisions for potential adverse tax outcomes, based on our evaluation of the underlying facts and circumstances. Final audit results may vary from our estimates.
Results of Operations

Revenue/ Volume Trends
      Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges.
      Revenues increased 4.1% to $24.455 billion for the year ended December 31, 2005 from $23.502 billion for the year ended December 31, 2004 and increased 7.8% for the year ended December 31, 2004 from $21.808 billion for the year ended December 31, 2003. The increase in revenues in 2005 can be attributed to a 0.9% increase in equivalent admissions and a 3.1% increase in revenue per equivalent admission compared to the prior year. Our uninsured discount policy, which became effective January 1, 2005, resulted in $769 million in discounts to the uninsured being recorded during 2005. Adjusting for the effect of the

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Revenue/Volume Trends (Continued)
uninsured discounts, revenue per equivalent admission increased 6.3% in the year ended December 31, 2005 compared to the year ended December 31, 2004. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.” The increase in revenues in 2004 can be primarily attributed to a 1.3% increase in same facility equivalent admissions and a 6.0% increase in same facility revenue per equivalent admission compared to the prior year. For the year ended December 31, 2004, 89.8% of the $1.694 billion increase in revenues, compared to the year ended December 31, 2003, was related to the increase in same facility revenues and the remaining 10.2% of the increase related to acquired facilities.
      Same facility admissions increased 0.1% in 2005 compared to 2004 and increased 0.7% in 2004 compared to 2003. Same facility inpatient surgeries increased 0.9% and same facility outpatient surgeries increased 0.3% during 2005 compared to 2004. Same facility inpatient surgeries increased 2.2% and same facility outpatient surgeries increased 1.4% during 2004 compared to 2003. Same facility emergency room visits increased 4.8% during 2005 compared to 2004 and increased 0.2% during 2004 compared to 2003.
      Admissions related to Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2005, 2004 and 2003 are set forth below.

	Years Ended December 31,

	2005	2004	2003

Medicare	38%	39%	39%
Medicaid	10	10	13
Managed Medicaid	5	4	(a )
Managed care and other insurers	42	42	44
Uninsured	5	5	4

	100%	100%	100%

(a)	Prior to 2004, managed Medicaid admissions were classified as either Medicaid or managed care.
      Same facility uninsured emergency room visits increased 11.0% and same facility uninsured admissions increased 9.5% during 2005 compared to 2004. Same facility uninsured emergency room visits increased 7.6% and same facility uninsured admissions increased 9.7% during 2004 compared to 2003. Management cannot predict whether the current trends in same facility emergency room visits and same facility uninsured admissions will continue.
      Several factors negatively affected patient volumes in 2005. Unit closures and changes in Medicare admission guidelines led to reductions in rehabilitation and skilled nursing admissions. Cardiac admissions have been affected by competition from physician-owned heart hospitals and credentialing decisions made at some of our Florida hospitals. More stringent enforcement of case management guidelines led to certain patient services being classified as outpatient observation visits instead of one-day admissions. We plan to increase physician recruitment, increase available medical office building space on or near our campuses, and continue capital spending devoted to both maintenance of technology and facilities and growth and expansion programs. Effective January 1, 2006, we reorganized our operations management to create a third operating group and created smaller, more focused divisions and markets, along with market-based service line strategies.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Revenue/Volume Trends (Continued)
      At December 31, 2005, we owned and operated 40 hospitals and 28 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $6.276 billion and $6.036 billion for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we owned and operated 34 hospitals and 23 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $5.900 billion and $5.771 billion for the years ended December 31, 2005 and 2004, respectively.
      Revenues related to Medicare operating outlier cases for the years ended December 31, 2005, 2004 and 2003, respectively, were $148 million, $124 million and $221 million. These amounts represent 2.2%, 1.9% and 3.7% of Medicare revenues and 0.6%, 0.5% and 1.0% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. There can be no assurances that we will continue to receive these levels of Medicare outlier payments in future periods.
      We provided $1.138 billion, $926 million and $821 million of charity care during the years ended December 31, 2005, 2004 and 2003, respectively. On January 1, 2005, we modified our policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $769 million for the year ended December 31, 2005.
      We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Legislative changes have resulted in limitations and even reductions in levels of payments to health care providers for certain services under these government programs.
      The approximate percentages of our inpatient revenues related to Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2005, 2004 and 2003 are set forth below.

	Years Ended December 31,

	2005	2004(a)	2003

Medicare	36%	37%	38%
Medicaid	7	6	8
Managed Medicaid	3	3	(a )
Managed care and other insurers	49	48	48
Uninsured(b)	5	6	6

	100%	100%	100%

(a)	Prior to 2004, managed Medicaid revenues were classified as either Medicaid or managed care and certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(b)	Uninsured revenues for the year ended December 31, 2005 were reduced due to discounts to the uninsured, related to the uninsured discount program implemented January 1, 2005.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Operating Results Summary
      The following are comparative summaries of net income for the years ended December 31, 2005, 2004 and 2003 (dollars in millions, except per share amounts):

	2005		2004		2003

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$24,455	100.0	$23,502	100.0	$21,808	100.0
Salaries and benefits	9,928	40.6	9,419	40.1	8,682	39.8
Supplies	4,126	16.9	3,901	16.6	3,522	16.2
Other operating expenses	4,039	16.5	3,797	16.0	3,676	16.8
Provision for doubtful accounts	2,358	9.6	2,669	11.4	2,207	10.1
Gains on investments	(53)	(0.2)	(56)	(0.2)	(1)	—
Equity in earnings of affiliates	(221)	(0.9)	(194)	(0.8)	(199)	(0.9)
Depreciation and amortization	1,374	5.6	1,250	5.3	1,112	5.1
Interest expense	655	2.7	563	2.4	491	2.3
Gains on sales of facilities	(78)	(0.3)	—	—	(85)	(0.4)
Impairment of long-lived assets	—	—	12	0.1	130	0.6
Government settlement and investigation related costs	—	—	—	—	(33)	(0.2)

	22,128	90.5	21,361	90.9	19,502	89.4

Income before minority interests and income taxes	2,327	9.5	2,141	9.1	2,306	10.6
Minority interests in earnings of consolidated entities	178	0.7	168	0.7	150	0.7

Income before income taxes	2,149	8.8	1,973	8.4	2,156	9.9
Provision for income taxes	725	3.0	727	3.1	824	3.8

Net income	$1,424	5.8	$1,246	5.3	$1,332	6.1

Earnings per share:
Basic earnings per share	$3.25		$2.62		$2.66
Diluted earnings per share	$3.19		$2.58		$2.61
% changes from prior year:
Revenues	4.1%		7.8%		10.5%
Income before income taxes	9.0		(8.5)		48.2
Net income	14.2		(6.5)		59.9
Basic earnings per share	24.0		(1.5)		63.2
Diluted earnings per share	23.6		(1.1)		64.2
Admissions(a)	(0.7)		1.5		3.3
Equivalent admissions(b)	0.9		2.0		2.8
Revenue per equivalent admission	3.1		5.6		7.5
Same facility % changes from prior year(c):
Revenues	4.7		7.3		7.6
Admissions(a)	0.1		0.7		0.6
Equivalent admissions(b)	1.4		1.3		—
Revenue per equivalent admission	3.2		6.0		7.5

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Equivalent admissions for 2004 were reclassified to conform to the 2005 presentation.
(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired or divested during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Operating Results Summary (Continued)
Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)
      The results of operations for the year ended December 31, 2005, adjusted for the impact of our uninsured discount policy, are presented below:

	Year Ended December 31, 2005

						Non-
						GAAP %
				GAAP % of		of Adjusted
	Reported	Uninsured	Non-GAAP	Revenues		Revenues
	GAAP(a)	Discounts	Adjusted
	Amounts	Adjustment(b)	Amounts(c)	2005	2004	2005

Revenues	$24,455	$769	$25,224	100.0%	100.0%	100.0%
Salaries and benefits	9,928	—	9,928	40.6	40.1	39.4
Supplies	4,126	—	4,126	16.9	16.6	16.4
Other operating expenses	4,039	—	4,039	16.5	16.0	15.9
Provision for doubtful accounts	2,358	769	3,127	9.6	11.4	12.4
Admissions	1,647,800		1,647,800
Equivalent admissions	2,476,600		2,476,600
Revenue per equivalent admission	$9,874		$10,185
% change from prior year	3.1%		6.3%
Same Facility(d):
Revenues	$23,686	$756	$24,442
Admissions	1,610,800		1,610,800
Equivalent admissions	2,409,800		2,409,800
Revenue per equivalent admission	$9,829		$10,143
% change from prior year	3.2%		6.5%

(a)	Generally accepted accounting principles (“GAAP”).
(b)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.
(c)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under our uninsured discount policy (non-GAAP financial measures). We believe these non-GAAP financial measures are useful to investors and provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission for periods prior and subsequent to the January 1, 2005 implementation of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.
(d)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired, divested or removed from service during the current and prior period.

Years Ended December 31, 2005 and 2004
      Net income increased 14.2%, from $1.246 billion, or $2.58 per diluted share, for the year ended December 31, 2004 to $1.424 billion, or $3.19 per diluted share, for the year ended December 31, 2005. Financial results for 2005 include gains on sales of facilities of $78 million, or $0.08 per diluted share,

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Years Ended December 31, 2005 and 2004 (Continued)
reductions to estimated professional liability reserves of $83 million, or $0.12 per diluted share, an adverse financial impact from hurricanes of $60 million, or $0.08 per diluted share, a tax benefit of $24 million, or $0.05 per diluted share, related to the repatriation of foreign earnings, and a favorable tax settlement of $48 million, or $0.11 per diluted share, related to the divestures in 1998 and 2001 of certain noncore business units. The 2004 results include a favorable change in the estimated provision for doubtful accounts totaling $46 million, or $0.06 per diluted share, based upon refinements to our allowance for doubtful accounts estimation process, a $59 million reduction, or $0.07 per diluted share, to estimated professional liability reserves, an adverse financial impact from hurricanes of $40 million, or $0.05 per diluted share, and an impairment of long-lived assets of $12 million, or $0.02 per diluted share.
      Revenues increased 4.1% to $24.455 billion for the year ended December 31, 2005 compared to $23.502 billion for the year ended December 31, 2004. The increase in revenues was due to a 0.9% increase in equivalent admissions and 3.1% increase in revenue per equivalent admission. Adjusting for the effect of the uninsured discount policy, revenues increased 7.3% for the year ended December 31, 2005 compared to 2004. For the year ended December 31, 2005, admissions decreased 0.7% and same facility admissions increased by 0.1% compared to 2004. Outpatient surgical volumes increased 0.2% and increased 0.3% on a same facility basis in 2005 compared to 2004.
      Salaries and benefits, as a percentage of revenues, were 40.6% in 2005 and 40.1% in 2004. Adjusting for the effect of the uninsured discount policy, salaries and benefits were 39.4% of revenues for the year ended December 31, 2005. Labor rate increases averaged approximately 4.2% for the year ended December 31, 2005.
      Supply costs increased, as a percentage of revenues, to 16.9% for the year ended December 31, 2005 from 16.6% for the year ended December 31, 2004. Adjusting for the effect of the uninsured discount policy, supplies were 16.4% of revenues for the year ended December 31, 2005. During 2005, general supply cost trends included a more stable pricing environment for medical devices and pharmacy items and a stabilization in usage rates for drug-eluting stents.
      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, increased to 16.5% in 2005 from 16.0% in 2004. Adjusting for the effect of the uninsured discount policy, other operating expenses were 15.9% of revenues for the year ended December 31, 2005.
      The provision for doubtful accounts, as a percentage of revenues, declined to 9.6% for the year ended December 31, 2005 from 11.4% for the year ended December 31, 2004. Adjusting for the effect of the uninsured discount policy, the provision for doubtful accounts was 12.4% of revenues in the year ended December 31, 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts (adjusted for uninsured discounts), as a percentage of revenues, related to an increasing amount of patient financial responsibility under certain managed care plans, increases in uninsured emergency room visits of 9.9% and increases in uninsured admissions of 8.9% in 2005 compared to 2004. At December 31, 2005, the allowance for doubtful accounts represented approximately 85% of the $3.404 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.
      Gains on investments for the year ended December 31, 2005 of $53 million consist primarily of net gains on investment securities held by our wholly-owned insurance subsidiary. Gains on investments for the year

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Years Ended December 31, 2005 and 2004 (Continued)
ended December 31, 2004 were $56 million. At December 31, 2005, we had net unrealized gains of $184 million on the insurance subsidiary’s investment securities.
      Equity in earnings of affiliates increased to $221 million for the year ended December 31, 2005 compared to $194 million for the year ended December 31, 2004. The increase was primarily due to an increase in profits at the Denver, Colorado market joint venture.
      Depreciation and amortization increased, as a percentage of revenues, to 5.6% in the year ended December 31, 2005 from 5.3% in the year ended December 31, 2004. A portion of the increase is the result of additional depreciation expense of approximately $44 million being recorded during 2005 to correct accumulated depreciation at certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.
      Interest expense increased to $655 million for the year ended December 31, 2005 from $563 million for the year ended December 31, 2004. The average debt balance was $9.828 billion for the year ended December 31, 2005 compared to $8.853 billion for the year ended December 31, 2004. The average interest rate for our long-term debt increased from 6.5% at December 31, 2004 to 7.0% at December 31, 2005.
      During 2004, we closed San Jose Medical Center in San Jose, California, resulting in a pretax asset impairment charge of $12 million ($8 million after-tax).
      Minority interests in earnings of consolidated entities increased to $178 million for the year ended December 31, 2005 compared to $168 million for the year ended December 31, 2004.
      The effective tax rate was 33.8% in the year ended December 31, 2005 and 36.8% in the year ended December 31, 2004. During 2005, the effective tax rate was reduced due to a favorable tax settlement of $48 million related to the divestures of certain noncore business units in 1998 and 2001 and a tax benefit of $24 million related to the repatriation of foreign earnings. Excluding the effect of the combined $72 million of tax benefits, the effective tax rate for the year ended December 31, 2005 would have been 37.1%.

Years Ended December 31, 2004 and 2003
      Net income decreased 6.5% from $1.332 billion, or $2.61 per diluted share, for the year ended December 31, 2003 to $1.246 billion, or $2.58 per diluted share, for the year ended December 31, 2004. The 2004 results include a favorable change in the estimated provision for doubtful accounts totaling $46 million, or $0.06 per diluted share, based upon refinements to the allowance for doubtful accounts estimation process related to estimated recoveries associated with Medicare copayments and deductibles and collection agency placements, a $59 million reduction, or $0.07 per diluted share, to the estimated professional liability reserves, an adverse financial impact from hurricanes of $40 million, or $0.05 per diluted share, an impairment of long-lived assets of $12 million, or $0.02 per diluted share, and a favorable $19 million, or $0.04 per diluted share, reduction in the effective income tax rate. The 2003 results include a favorable settlement with the federal government, net of investigation related costs, of $33 million, or $0.04 per diluted share, an asset impairment charge of $130 million, or $0.16 per diluted share, and gains on sales of facilities of $85 million, or $0.10 per diluted share.
      In April 2003, we completed the acquisition of eleven hospitals in Kansas City. During the years ended December 31, 2004 and 2003, respectively, the acquired Kansas City hospitals produced revenues of $885 million and $698 million and losses before income taxes of $31 million and $35 million. The 2003 amounts include operations subsequent to the April 1, 2003 acquisition date.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Years Ended December 31, 2004 and 2003 (Continued)
      Revenues increased 7.8% to $23.502 billion for the year ended December 31, 2004 from $21.808 billion for the year ended December 31, 2003. The increase was due to a 2.0% increase in equivalent admissions and an increase in revenue per equivalent admission of 5.6%. For the year ended December 31, 2004, admissions increased 1.5% and same facility admissions increased by 0.7% compared to 2003. Outpatient surgical volumes increased 2.5%, and increased 1.4% on a same facility basis.
      Salaries and benefits, as a percentage of revenues, remained relatively flat at 40.1% in 2004 and 39.8% in 2003.
      Supply costs increased, as a percentage of revenues, to 16.6% for the year ended December 31, 2004 from 16.2% for the year ended December 31, 2003. Supply costs continue to increase, particularly in the cardiac, orthopedic and pharmaceutical areas. Expenditures for drug-eluting stents increased from $49 million for 2003 to $137 million for 2004.
      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and nonincome taxes), as a percentage of revenues, decreased to 16.0% in 2004 from 16.8% in 2003. The decrease, as a percentage of revenues, is primarily due to reductions in the estimated provision for losses related to professional liability risks from $380 million for the year ended December 31, 2003 to $291 million for the year ended December 31, 2004. Other operating expenses were adversely affected during 2004 due to repairs and other miscellaneous expenses which resulted from the hurricanes and are estimated to have cost $18 million, net of insurance recoveries. Other operating expenses also tend to decrease, as a percentage of revenues, when revenue increases, because the majority of these expenses include significant fixed cost components.
      The provision for doubtful accounts, as a percentage of revenues, increased to 11.4% for the year ended December 31, 2004 from 10.1% for the year ended December 31, 2003. The factors influencing this increase include increasing patient financial responsibilities and uninsured accounts, and a deterioration in the collectibility of these accounts. Management believes the increases in uninsured patients and deterioration in the collectibility of these accounts is caused by decreased medical benefits under certain plans, an increasing amount of patient financial responsibility under certain plans, high unemployment levels in certain of our markets, growing numbers of employed individuals choosing not to buy health insurance and reductions in Medicaid benefits in certain states.
      Gains on investments for the year ended December 31, 2004 of $56 million consist primarily of net gains on investment securities held by our wholly-owned insurance subsidiary. Gains on investments for the year ended December 31, 2003 were $1 million. At December 31, 2004, we had net unrealized gains of $231 million on the insurance subsidiary’s investment securities.
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
      Interest expense increased from $491 million for the year ended December 31, 2003 to $563 million for the year ended December 31, 2004. Our average debt balance increased from $8.079 billion for the year ended

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Years Ended December 31, 2004 and 2003 (Continued)
December 31, 2003 to $8.853 billion for the year ended December 31, 2004. The average interest rate for our long-term debt increased from 6.4% at December 31, 2003 to 6.5% at December 31, 2004.
      During 2004, we closed San Jose Medical Center in San Jose, California, resulting in a pretax charge of $12 million ($8 million after-tax). During 2003, we announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million ($79 million after-tax).
      During 2003, we recognized a pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals, and a working capital settlement related to a sale completed in 2002.
      Minority interests in earnings of consolidated entities increased to $168 million for the year ended December 31, 2004 compared to $150 million for the year ended December 31, 2003 due to improved operations during 2004 at our joint ventures.
      The effective income tax rate was 36.8% in 2004 and 38.2% in 2003. Our effective tax rate was adjusted to reduce estimated state taxes in the fourth quarter of 2004, resulting in a tax expense reduction of $19 million, or $0.04 per diluted share.
Liquidity and Capital Resources
      Cash provided by operating activities totaled $3.159 billion in 2005 compared to $2.954 billion in 2004 and $2.292 billion in 2003. Working capital totaled $1.320 billion at December 31, 2005 and $1.509 billion at December 31, 2004. Cash flows provided by operating activities include income tax benefits related to the exercise of employee stock options which increased from $31 million and $50 million for the years ended December 31, 2003 and 2004, respectively, to $163 million for the year ended December 31, 2005. The lower cash flow from operations in 2003 when compared to both 2005 and 2004 relates, primarily, to government settlement payments of $942 million made in 2003.
      Cash used in investing activities was $1.681 billion, $1.688 billion and $2.862 billion in 2005, 2004 and 2003, respectively. Excluding acquisitions, capital expenditures were $1.592 billion in 2005, $1.513 billion in 2004 and $1.838 billion in 2003. We expended $126 million, $44 million and $908 million for acquisitions of hospitals and health care entities during 2005, 2004 and 2003, respectively. During April 2003, we completed the acquisition of the Health Midwest system in Kansas City. The aggregate cash paid at closing was $855 million. During 2005 and 2004, the cash used for acquisitions was generally for outpatient and ancillary services entities. Capital expenditures in all three years were funded by a combination of cash flows from operations and the issuance of debt. Annual planned capital expenditures are expected to approximate $1.9 billion in 2006. At December 31, 2005, there were projects under construction, which had an estimated additional cost to complete and equip over the next five years of $2.6 billion. We expect to finance capital expenditures with internally generated and borrowed funds. The sale of five hospitals was completed during the fourth quarter of 2005 and we received cash proceeds of approximately $260 million. We have entered into a definitive agreement with LifePoint Hospitals, Inc. (“LifePoint”) for the sale of five hospitals for estimated proceeds of approximately $330 million. Pursuant to the terms of the agreement, the sale is to close on or prior to March 31, 2006. On March 10 and March 14, we received notification in writing from LifePoint asserting that certain conditions required for the closing of the sale transaction, including the issuance of final CONs authorizing the acquisition of the hospitals by LifePoint, cannot be satisfied by March 31, 2006. LifePoint has stated that it will not consummate the transaction unless all conditions have been satisfied. We disagree with

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)
LifePoint’s assertions and are continuing to proceed toward closing. We intend to consider all available remedies in the event that LifePoint does not perform its obligations under the definitive agreement.
      Cash flows used in financing activities totaled $1.400 billion in 2005 and $1.347 billion in 2004, compared to cash provided by financing activities of $650 million in 2003. During 2004 and 2003, we increased amounts outstanding under the Company’s $1.75 billion revolving credit facility (the “Credit Facility”). We also accessed the public debt market to raise capital during 2003 and 2004. We received cash inflows of $943 million related to the exercise of employee stock options during 2005. During 2005, we repurchased 36.7 million shares of our common stock for a total cost of $1.856 billion. During 2004, we repurchased 77.4 million shares of our common stock for a total cost of $3.109 billion. During the second quarter of 2004, we increased our quarterly dividend payment from $0.02 per share to $0.13 per share. In January 2005, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.15 per share. The Board declared the initial $0.15 per share dividend payable in the second quarter of 2005. In January 2006, our Board of Directors approved an increase in our quarterly dividend from $0.15 per share to $0.17 per share. The Board declared the initial $0.17 per share dividend payable on June 1, 2006 to shareholders of record at May 1, 2006.
      In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($1.218 billion as of December 31, 2005 and $1.056 billion as of February 15, 2006) and anticipated access to public and private debt markets.
      Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $2.384 billion and $2.322 billion at December 31, 2005 and 2004, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $260 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts were $43 million and $79 million at December 31, 2005 and 2004, respectively.

Share Repurchase Activities
      On October 14, 2005, we commenced a modified “Dutch” auction tender offer to purchase up to $2.500 billion of our common stock. In November 2005, we closed the tender offer and repurchased 28.7 million shares of our common stock for an aggregate price of $1.437 billion ($50.00 per share). The shares repurchased represented approximately 6% of our outstanding shares at the time of the tender offer. We also repurchased 8.0 million shares of our common stock for $412 million through open market purchases during the fourth quarter of 2005.
      In October 2004, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of our common stock. In November 2004, we closed the tender offer and repurchased 62 million shares of our common stock for an aggregate price of $2.466 billion ($39.75 per share). The shares repurchased represented approximately 13% of our outstanding shares at the time of the tender offer. We also repurchased 0.9 million shares of our common stock for $35 million through open market purchases which completed the $2.501 billion share repurchase authorization.
      In April 2003, we announced an authorization to repurchase $1.5 billion of our common stock through open market purchases or privately negotiated transactions. During 2003, we repurchased under this

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)

Share Repurchase Activities (Continued)
authorization 25.3 million shares of its common stock for $900 million, through open market purchases. During 2004, we repurchased 14.5 million shares of our common stock for $600 million, through open market purchases, which completed this authorization.
      In July 2002, we announced an authorization to repurchase up to 12 million shares of our common stock. During 2002, we made open market purchases of 6.2 million shares for $282 million. During 2003, we purchased 5.8 million shares for $214 million, through open market purchases, which completed the repurchases under this authorization.
      During 2005, 2004 and 2003, the share repurchase transactions reduced stockholders’ equity by $1.856 billion, $3.109 billion and $1.114 billion, respectively.

Financing Activities
      Our revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring November 2009. As of December 31, 2005, we had $475 million outstanding under the Credit Facility. As of December 31, 2005, interest is payable generally at either a spread to LIBOR, plus 0.4% to 1.0% (depending on our credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2005, we were in compliance with all such covenants.
      In February 2006, we issued $1.0 billion of 6.5% notes due February 2016. Proceeds from the notes were used to refinance amounts outstanding under an $800 million term loan entered into in November 2005 and to pay down amounts advanced under the Credit Facility.
      In November 2005, in connection with our modified “Dutch” auction tender offer, we entered into a $1.0 billion credit agreement with several banks, was scheduled to mature in May 2006. Under this agreement, we borrowed $800 million ( the “2005 Term Loan”). Proceeds from the 2005 Term Loan were used to partially fund the repurchase of our common stock. The 2005 Term Loan contained a mandatory prepayment clause which required us to prepay amounts outstanding after receiving proceeds from the issuance of debt or equity securities or from asset sales. Proceeds of $175 million from the sale of hospitals and a portion of the proceeds from the $1.0 billion 6.5% notes issued in February 2006 were used to repay the amounts outstanding under the 2005 Term Loan.
      During the fourth quarter of 2004, in response to our 2004 tender offer to repurchase our common stock, Standard & Poor’s downgraded our senior debt rating from BBB- to BB+ and Fitch Ratings downgraded our senior debt rating from BBB- to BB+. Moody’s Investors Service downgraded our senior debt rating from Bal to Ba2.
      During November 2004, we entered into a $2.5 billion credit agreement (the “2004 Credit Agreement”) with several banks. The 2004 Credit Agreement consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and the Credit Facility. Proceeds from the 2004 Term Loan were used to refinance a prior bank loan and for general corporate purposes.
      During November 2004, we issued $500 million of 5.5% notes due December 1, 2009 and issued $750 million of 6.375% notes due January 15, 2015. Proceeds from the notes were used to repay amounts outstanding under the term loan entered into in connection with our 2004 tender offer.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)

Financing Activities (Continued)
      During March 2004, we issued $500 million of 5.75% notes due March 15, 2014. The proceeds from the issuance were used to repay a portion of the amounts outstanding under our prior revolving credit facility and for general corporate purposes.
      During November 2003, we issued $350 million of 5.25% notes due November 6, 2008 and issued $250 million of 7.5% notes due November 6, 2033. Proceeds from the notes were used to repay a portion of the amounts outstanding under a prior revolving credit facility.
      In February 2003, we issued $500 million of 6.25% notes due February 15, 2013. In July 2003, we issued $500 million of 6.75% notes due July 15, 2003. The proceeds from both issuances were used to repay a portion of the amounts outstanding under a prior revolving credit facility and for general corporate purposes.
      Management believes that cash flows from operations, amounts available under the Credit Facility and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
      As of December 31, 2005, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period

Contractual Obligations(a)	Total	Current	2-3 years	4-5 years	After 5 years

Long-term debt including interest, excluding the Credit Facility(b)	$17,065	$1,270	$2,476	$3,060	$10,259
Loans outstanding under the Credit Facility including interest(b)	594	31	62	501	—
Operating leases(c)	1,147	223	358	201	365
Purchase obligations(c)	16	3	6	5	2

Total contractual obligations	$18,822	$1,527	$2,902	$3,767	$10,626

	Commitment Expiration by Period
Other Commercial Commitments
Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 years	4-5 years	After 5 years

Letters of credit(d)	$70	$18	$—	$52	$—
Surety bonds(e)	71	69	2	—	—
Physician commitments(f)	46	41	5	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$189	$128	$7	$52	$2

(a)	We have not included obligations to pay estimated professional liability claims ($1.621 billion at December 31, 2005) in this table. The estimated professional liability claims are expected to be funded by the designated investment securities that are restricted for this purpose ($2.384 billion at December 31, 2005).
(b)	Estimate of interest payments assumes that subsequent to December 31, 2005, there were no changes in interest rates, our credit ratings or associated borrowing spreads or foreign currency exchange rates.
(c)	Future operating lease obligations and purchase obligations are not recorded in our consolidated balance sheet.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

(d)	Amounts relate primarily to instances in which we have letters of credit outstanding with insurance companies that issued workers compensation insurance policies to us in prior years. The letters of credit serve as security to the insurance companies for payment obligations retained by HCA.
(e)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.
(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practices during the recruitment agreement payment period. The physician commitments reflected were estimated based on our historical amounts actually paid to physicians.
(g)	We have entered into guarantee agreements related to certain leases.
Market Risk
      HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.419 billion and $965 million, respectively, at December 31, 2005. These investments are carried at fair value with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require additional investment by the Company to allow the insurance subsidiary to satisfy its minimum capital requirements.
      Management evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At December 31, 2005, we had a net unrealized gain of $184 million on the insurance subsidiary’s investment securities.
      HCA is also exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts and interest payments in these agreements match the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their respective fair values.
      With respect to our interest-bearing liabilities, approximately $3.125 billion of long-term debt at December 31, 2005 is subject to variable rates of interest, while the remaining balance in long-term debt of $7.350 billion at December 31, 2005 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, our credit rating affects our variable interest rates. Our variable rate debt is comprised of amounts outstanding under the 2004 Credit Agreement and fixed rate notes on which interest rate swaps have been employed. The 2004 Credit Agreement consists of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% and the 2004 Term Loan, on which interest is

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Market Risk (Continued)
payable generally at LIBOR plus 0.5% to 1.25%. The fixed rate notes on which interest rate swaps have been employed have interest that is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for our long-term debt increased from 6.5% at December 31, 2004 to 7.0% at December 31, 2005. The estimated fair value of our total long-term debt was $10.733 billion at December 31, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $31 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
      Foreign operations and the related market risks associated with foreign currency are currently insignificant to our results of operations and financial position.
Effects of Inflation and Changing Prices
      Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total Medicare revenues approximated 27% in 2005 and 28% in both 2004 and 2003 of our total patient revenues.
      Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.
IRS Disputes
      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2002 federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 federal income tax returns.
      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 Federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. In December 2004, HCA made a deposit of $109 million for additional tax and interest, based on its estimate of amounts due for taxable periods through 1998.
      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
IRS Disputes (Continued)
through 2002. The IRS has claimed an additional $776 million in income taxes, interest and penalties through December 31, 2005 with respect to these issues.
      During February 2006, the IRS began an examination of HCA’s 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.
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
      Information with respect to this Item is contained in the Company’s consolidated financial statements indicated in the Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

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
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 8, 2006

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item regarding the identity and business experience of HCA’s directors and executive officers is set forth under the heading “Election of Directors” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders, with respect to HCA’s directors, and is set forth in Item 1 of Part I of this Annual Report on Form 10-K, with respect to HCA’s executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.
      Information on the beneficial ownership reporting for HCA’s directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
      Information on HCA’s Audit Committee and Audit Committee Financial Experts is contained under the caption “Board Structure and Committee Composition” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
      HCA has a Code of Conduct that applies to all directors, officers and employees, including the Company’s chief executive officer, chief financial officer, and chief accounting officer. HCA’s Code of Conduct can be found on the Corporate Governance and Ethics and Compliance pages of HCA’s website, www.hcahealthcare.com. HCA will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on HCA’s website.

Item 11.	Executive Compensation
      The information required by this Item is set forth under the heading “Executive Compensation” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information about security ownership of certain beneficial owners is set forth under the heading “Stock Ownership” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.
      This table provides certain information as of December 31, 2005 with respect to our equity compensation plans (shares in thousands):
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	27,702	$36.49	37,498
Equity compensation plans not approved by security holders	—	—	—

Total	27,702	$36.49	37,498

*	For additional information concerning our equity compensation plans, see the discussion in Note 11 — Stock Benefit Plans in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth under the heading “Ratification of the Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm” in the definitive proxy materials of HCA to be filed in connection with its 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of the report:
      1. Financial Statements. The accompanying Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.
      2. List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.
      3. List of Exhibits

3.1	—	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 1 to the Company’s Form 8-A/A, Amendment No. 2 dated March 11, 2004, and incorporated herein by reference).
3.2	—	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
4.1	—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2	—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.3	—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.4(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.4(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4.4(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
4.5	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.6	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 20, 1994, and incorporated herein by reference).
4.7	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.8	—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.9	—	Form of 6.91% Note due 2005 (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.10	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.11	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.12	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.13	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1995, and incorporated herein by reference).
4.14	—	Form of 7.25% Note due 2008 (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 15, 1996, and incorporated herein by reference).
4.15	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 2, 1996, and incorporated herein by reference).
4.16	—	Form of 7.00% Note Due 2007 (filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 27, 1997, and incorporated herein by reference).
4.17(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.17(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.18	—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2000, and incorporated herein by reference).
4.19(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.19(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.20(a)	—	7.125% Note in the principal amount of $400,000,000 due 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 17, 2001, and incorporated herein by reference).
4.20(b)	—	7.125% Note in the principal amount of $100,000,000 due 2006 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2001, and incorporated herein by reference).
4.21(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.21(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.22(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.22(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.23(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).

4.23(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4.24(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.24(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.25	—	5.25% Note due 2008 in the principal amount of $350,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.26	—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.27	—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004, and incorporated herein by reference)
4.28	—	5.500% Note due 2009 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.29(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.29(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.30(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4.30(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4.31	—	Distribution Agreement dated as of May 11, 1999 by and among the Company, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 11, 1999, and incorporated herein by reference).
4.32	—	Loan Agreement among the Company, Lenders party to the agreement and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of June 28, 2001 and amended and restated as of July 31, 2001 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
4.33	—	Registration Rights Agreement, dated as of June 28, 2001, between the Company and Canadian Investments LLC, a Delaware limited liability Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-67040), and incorporated herein by reference).
10.1(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.1(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.2	—	Columbia Hospital Corporation Outside Directors Nonqualified Stock Option Plan (filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 33-55272), and incorporated herein by reference).*

10.3	—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.4	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.5	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.6	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.7(a)	—	Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.7(b)	—	First Amendment to the Columbia/HCA Healthcare Corporation Outside Directors Stock and Incentive Compensation Plan, as amended and restated September 23, 1999, dated as of May 25, 2000 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).*
10.8	—	HCA Inc. Amended and Restated Management Stock Purchase Plan (filed as Exhibit C to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2004, and incorporated herein by reference).*
10.9	—	Letter Agreement between the Company and Robert Waterman dated October 31, 1997 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.10	—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.11(a)	—	Form of Restricted Share Award Agreement (Officers) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.11(b)	—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.12	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference);.*
10.13(a)	—	Form of 2005 Restricted Share Award Agreement (Officers) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.13(b)	—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.14(a)	—	Form of 2006 Restricted Share Award Agreement (Officers) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.14(b)	—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.15(a)	—	Form of Non-Qualified Stock Option Award Agreement (Directors) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).
10.15(b)	—	Form of Restricted Stock Award Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).

10.15(c)	—	Form of Restricted Share Unit Award Agreement (Directors) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005, and incorporated herein by reference).
10.16	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.17	—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.18	—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.19	—	Limited Liability Company Interest Purchase Agreement, dated as of November 30, 2000, between JV Investor, LLC, Healthtrust, Inc. — The Hospital Company and each of the investors listed therein (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference).
10.20	—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.21(a)	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.21(b)	—	First Amendment to the HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10.22	—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.23	—	HCA Directors’ 2003 Compensation/Fees Policy (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).*
10.24	—	HCA Directors’ 2004 Compensation/Fees Policy adopted July 24, 2003 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10.25	—	HCA Directors’ 2005 Compensation/Fees Policy (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).*
10.26	—	HCA 2006 Directors Fees Compensation Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2005, and incorporated herein by reference).*
10.27	—	HCA Inc. 2003 Performance Equity Incentive Program (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).*
10.28	—	HCA Inc. 2004 Performance Excellence Program (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.29	—	HCA Inc. 2005 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2005, and incorporated herein by reference).*

10.30	—	HCA Inc. 2006 Senior Officer Performance Excellence Program (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed February 1, 2006, and incorporated herein by reference).*
10.31	—	Amended and Restated HCA Employee Stock Purchase Plan (filed as Exhibit (d)(12) to the Company’s Schedule TO filed with the Securities and Exchange Commission on October 13, 2004, and incorporated herein by reference).*
10.32	—	Amended and Restated Aircraft Hourly Rental Agreement, dated March 28, 2003, by and between Tomco II, LLC and HCA Management Services, L.P. (filed as Exhibit 10.31 to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.33	—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.34	—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.35(a)	—	$2.5 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties hereto, J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner, certain other agents and arrangers and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).
10.35(b)	—	First Amendment to $2.5 billion Credit Agreement, dated November 3, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005, and incorporated herein by reference).
10.36	—	$1.25 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, Merrill Lynch Capital Corporation, as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).
10.37	—	$1.0 billion Credit Agreement, dated November 3, 2005, by and among the Company, the Several banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith, incorporated, as Joint Lead Arrangers & Joint Bookrunners, Merrill Lynch Capital Corporation, as Syndication Agent, and J.P. Morgan Chase Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).
12	—	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Jack O. Bovender, Jr.

Jack O. Bovender, Jr.
Chief Executive Officer
Dated: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack O. Bovender, Jr. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Richard M. Bracken Richard M. Bracken	President, Chief Operating Officer and Director	March 14, 2006

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ C. Michael Armstrong C. Michael Armstrong	Director	March 14, 2006

/s/ Magdalena H. Averhoff, M.D. Magdalena H. Averhoff, M.D.	Director	March 14, 2006

/s/ Martin Feldstein Martin Feldstein	Director	March 14, 2006

/s/ Thomas F. Frist, Jr., M.D. Thomas F. Frist, Jr., M.D.	Director	March 14, 2006

/s/ Frederick W. Gluck Frederick W. Gluck	Director	March 14, 2006

/s/ Glenda A. Hatchett Glenda A. Hatchett	Director	March 14, 2006

/s/ Charles O. Holliday, Jr. Charles O. Holliday, Jr.	Director	March 14, 2006

/s/ T. Michael Long T. Michael Long	Director	March 14, 2006

Signature	Title	Date

/s/ John H. McArthur John H. McArthur	Director	March 14, 2006

/s/ Kent C. Nelson Kent C. Nelson	Director	March 14, 2006

/s/ Frank S. Royal, M.D. Frank S. Royal, M.D.	Director	March 14, 2006

/s/ Harold T. Shapiro Harold T. Shapiro	Director	March 14, 2006

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
HCA Inc.
      We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HCA Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 8, 2006

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in millions, except per share amounts)

	2005	2004	2003

Revenues	$24,455	$23,502	$21,808
Salaries and benefits	9,928	9,419	8,682
Supplies	4,126	3,901	3,522
Other operating expenses	4,039	3,797	3,676
Provision for doubtful accounts	2,358	2,669	2,207
Gains on investments	(53)	(56)	(1)
Equity in earnings of affiliates	(221)	(194)	(199)
Depreciation and amortization	1,374	1,250	1,112
Interest expense	655	563	491
Gains on sales of facilities	(78)	—	(85)
Impairment of long-lived assets	—	12	130
Government settlement and investigation related costs	—	—	(33)

	22,128	21,361	19,502

Income before minority interests and income taxes	2,327	2,141	2,306
Minority interests in earnings of consolidated entities	178	168	150

Income before income taxes	2,149	1,973	2,156
Provision for income taxes	725	727	824

Net income	$1,424	$1,246	$1,332

Earnings per share:
Basic earnings per share	$3.25	$2.62	$2.66
Diluted earnings per share	$3.19	$2.58	$2.61
The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Dollars in millions)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$336	$258
Accounts receivable, less allowance for doubtful accounts of $2,897 and $2,942	3,332	3,083
Inventories	616	577
Deferred income taxes	372	467
Other	559	673

	5,215	5,058
Property and equipment, at cost:
Land	1,212	1,185
Buildings	8,063	7,981
Equipment	10,594	10,127
Construction in progress	949	677

	20,818	19,970
Accumulated depreciation	(9,439)	(8,574)

	11,379	11,396
Investments of insurance subsidiary	2,134	2,047
Investments in and advances to affiliates	627	486
Goodwill	2,626	2,540
Deferred loan costs	85	99
Other	159	214

	$22,225	$21,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,484	$1,230
Accrued salaries	561	579
Other accrued expenses	1,264	1,254
Long-term debt due within one year	586	486

	3,895	3,549
Long-term debt	9,889	10,044
Professional liability risks	1,336	1,283
Deferred income taxes and other liabilities	1,414	1,748
Minority interests in equity of consolidated entities	828	809
Stockholders’ equity:
Common stock $0.01 par; authorized 1,600,000,000 voting shares and 50,000,000 nonvoting shares; outstanding 396,512,700 voting shares and 21,000,000 nonvoting shares — 2005 and 401,642,100 voting shares and 21,000,000 nonvoting shares — 2004	4	4
Accumulated other comprehensive income	130	193
Retained earnings	4,729	4,210

	4,863	4,407

	$22,225	$21,840

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in millions)

	Common Stock		Capital in		Accumulated
			Excess of		Other
	Shares	Par	Par		Comprehensive	Retained
	(000)	Value	Value	Other	Income	Earnings	Total

Balances, December 31, 2002	514,176	$5	$93	$6	$73	$5,525	$5,702
Comprehensive income:
Net income						1,332	1,332
Other comprehensive income:
Net unrealized gains on investment securities					92		92
Foreign currency translation adjustments					11		11
Defined benefit plans					(8)		(8)

Total comprehensive income					95	1,332	1,427
Cash dividends declared						(39)	(39)
Stock repurchases	(31,144)		(327)			(787)	(1,114)
Stock options exercised	4,964		147	(1)			146
Employee benefit plan issuances	2,722		87				87

Balances, December 31, 2003	490,718	5	—	5	168	6,031	6,209
Comprehensive income:
Net income						1,246	1,246
Other comprehensive income:
Net unrealized gains on investment securities					10		10
Foreign currency translation adjustments					21		21
Defined benefit plans					(6)		(6)

Total comprehensive income					25	1,246	1,271
Cash dividends declared						(251)	(251)
Stock repurchases	(77,382)	(1)	(292)			(2,816)	(3,109)
Stock options exercised	7,032		224	(5)			219
Employee benefit plan issuances	2,274		68				68

Balances, December 31, 2004	422,642	4	—	—	193	4,210	4,407
Comprehensive income:
Net income						1,424	1,424
Other comprehensive income:
Net unrealized losses on investment securities					(30)		(30)
Foreign currency translation adjustments					(37)		(37)
Defined benefit plans					4		4

Total comprehensive income					(63)	1,424	1,361
Cash dividends declared						(257)	(257)
Stock repurchases	(36,692)		(1,208)			(648)	(1,856)
Stock options exercised	27,034		1,106				1,106
Employee benefit plan issuances	4,529		102				102

Balances, December 31, 2005	417,513	$4	$—	$—	$130	$4,729	$4,863

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in millions)

	2005	2004	2003

Cash flows from operating activities:
Net income	$1,424	$1,246	$1,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,358	2,669	2,207
Depreciation and amortization	1,374	1,250	1,112
Income taxes	162	333	496
Gains on sales of facilities	(78)	—	(85)
Impairment of long-lived assets	—	12	130
Settlement with government agencies	—	—	(971)
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(2,649)	(2,648)	(2,365)
Inventories and other assets	28	(179)	140
Accounts payable and accrued expenses	343	157	215
Other	197	114	81

Net cash provided by operating activities	3,159	2,954	2,292

Cash flows from investing activities:
Purchase of property and equipment	(1,592)	(1,513)	(1,838)
Acquisition of hospitals and health care entities	(126)	(44)	(908)
Disposal of hospitals and health care entities	320	48	163
Change in investments	(311)	(178)	(298)
Other	28	(1)	19

Net cash used in investing activities	(1,681)	(1,688)	(2,862)

Cash flows from financing activities:
Issuances of long-term debt	858	2,500	1,624
Net change in revolving bank credit facility	(225)	190	410
Repayment of long-term debt	(739)	(912)	(461)
Repurchases of common stock	(1,856)	(3,109)	(1,114)
Issuances of common stock	1,009	224	165
Payment of cash dividends	(258)	(199)	(39)
Other	(189)	(41)	65

Net cash (used in) provided by financing activities	(1,400)	(1,347)	650

Change in cash and cash equivalents	78	(81)	80
Cash and cash equivalents at beginning of period	258	339	259

Cash and cash equivalents at end of period	$336	$258	$339

Interest payments	$624	$533	$458
Income tax payments, net of refunds	$563	$394	$328
The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES

Reporting Entity
      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2005, these affiliates owned and operated 175 hospitals, 87 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate seven hospitals and seven freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 22 states, England and Switzerland. The terms “HCA” or the “Company”, as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

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
      HCA has completed various acquisitions and joint venture transactions. The accounts of these entities have been consolidated with those of HCA for periods subsequent to the acquisition of controlling interests. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include the corporate office costs, which were $185 million, $162 million and $156 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues
      Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates.
      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related to cost reports filed during the respective year were $49 million, $44 million and $70 million in 2005, 2004 and 2003, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Revenues (Continued)
revenues, related to cost reports filed during previous years were $36 million, $26 million and $26 million in 2005, 2004 and 2003, respectively.
      The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and HCA’s commitment to providing quality patient care encourages, the Company to provide services to patients who are financially unable to pay for the health care services they receive. Because HCA does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at an HCA hospital for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. On January 1, 2005, HCA modified its policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, HCA first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
      The Company’s cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $493 million and $375 million at December 31, 2005 and 2004, respectively, have been included in accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or the Company’s existing credit facility.

Accounts Receivable
      HCA receives payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2005, 2004 and 2003, approximately 27%, 28% and 28%, respectively, of HCA’s revenues related to patients participating in the Medicare program. HCA recognizes that revenues and receivables from government agencies are significant to its operations, but does not believe that there are significant credit risks associated with these government agencies. HCA does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.
      Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Accounts Receivable (Continued)
in federal, state, and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. HCA considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of HCA’s revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectability of HCA’s accounts receivable. The Company performs the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2005, HCA’s allowance for doubtful accounts represented approximately 85% of the $3.404 billion patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). Revenue days in accounts receivable were 50 days, 48 days and 52 days at December 31, 2005, 2004 and 2003, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix, or trends in federal or state governmental health care coverage could affect HCA’s collection of accounts receivable, cash flows and results of operations.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles
      Depreciation expense, computed using the straight-line method, was $1.371 billion in 2005, $1.248 billion in 2004, and $1.108 billion in 2003. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.
      Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at both December 31, 2005 and 2004 was $138 million and accumulated amortization was $53 million and $39 million at December 31, 2005 and 2004, respectively. Amortization of deferred loan costs is included in interest expense and was $14 million, $14 million and $10 million for 2005, 2004 and 2003, respectively.
      When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, HCA prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.
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

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Goodwill
      Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and HCA’s impairment testing is performed at the operating division or market level. The Company compares the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, the Company compares the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairment losses were recognized during 2005, 2004 or 2003.
      During 2005, goodwill increased by $129 million related to acquisitions, decreased by $35 million related to facility sales and decreased by $8 million related to foreign currency translation adjustments. During 2004, goodwill increased by $53 million related to acquisitions and increased by $6 million related to foreign currency translation adjustments.

Professional Liability Claims
      A substantial portion of HCA’s professional liability risks is insured through a wholly-owned insurance subsidiary of HCA, which is funded annually. Reserves for professional liability risks were $1.621 billion and $1.593 billion at December 31, 2005 and 2004, respectively. The current portion of the reserves, $285 million and $310 million at December 31, 2005 and 2004, respectively, is included in “other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $298 million, $291 million and $380 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in “other operating expenses” in the Company’s consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The adjustments to the estimated reserve amounts are included in current operating results. The provision for losses for 2005 and 2004 include reductions of $83 million ($0.12 per diluted share) and $59 million ($0.07 per diluted share), respectively, to the Company’s estimated professional liability insurance reserves. The amount of the changes to the estimated professional liability insurance reserves was determined based upon the semiannual, independent actuarial analyses, which recognized declining frequency and moderating severity claims trends at HCA. HCA believes these favorable trends are primarily attributable to tort reforms enacted in key states, particularly Texas, and HCA’s risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services. The reserves for professional liability risks cover approximately 3,300 and 3,500 individual claims at December 31, 2005 and 2004, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2005 and 2004, $242 million and $268 million, respectively, of payments (net of reinsurance recoveries of $12 million and $21 million, respectively) were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Professional Liability Claims (Continued)
losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.
      HCA’s facilities are insured by the wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. HCA also maintains professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by its insurance subsidiary.
      The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts of $43 million and $79 million at December 31, 2005, and 2004, respectively, are included in other assets (including $25 million at both December 31, 2005 and 2004 included in other current assets). Returns of premiums relating to reinsurance contracts resulted in net increases to the reserves for professional liability risks of $8 million and $14 million during 2005 and 2004, respectively.

Investments of Insurance Subsidiary
      At December 31, 2005 and 2004, the investments of HCA’s wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management performs a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Management’s investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. HCA evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and HCA’s ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of management’s investment securities evaluation process.

Minority Interests in Consolidated Entities
      The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that are controlled by HCA. Accordingly, management has recorded minority interests in the earnings and equity of such entities.

Related Party Transactions

MedCap Properties, LLC (“MedCap”)
      In December 2000, HCA transferred 116 medical office buildings (“MOBs”) to MedCap. HCA received approximately $250 million and a minority interest (approximately 48%) in MedCap in the transaction. MedCap, a private company, was formed by HCA and other investors to acquire the buildings. HCA did not

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Related Party Transactions (Continued)

MedCap Properties, LLC (“MedCap”) (Continued)
recognize a gain or loss on the transaction. A relative of a director and former executive officer of the Company served as the chief manager of MedCap.
      In October 2003, MedCap was sold to Health Care Property Investors, Inc. (“HCP”). The sale of MedCap to HCP included HCA’s ownership interest in MedCap, and HCA has no ownership interest in HCP. The distribution of the MedCap sale proceeds resulted in HCA recording a deferred gain of $80 million. The transaction was originally accounted for as a financing transaction and the gain amount was deferred due to HCA’s continuing involvement with the MOBs related to certain contingent, protective put and call rights. During the second quarter of 2005, the contingent, protective put and call rights were eliminated and HCA recognized $29 million of the deferred gain and the remaining portion of the deferred gain is being amortized over the applicable lease terms for the MOBs in which HCA leases space from HCP. The former chief manager of MedCap, continues to manage the MOBs as an employee of HCP.
      HCA leased certain office space from MedCap and, during the year ended December 31, 2003 (through September 2003), paid MedCap $16.1 million in rents for such leased office space. HCA continues to lease certain office space from HCP. HCA believes its transactions with MedCap were on terms no less favorable to HCA than those which would have been obtained from an unaffiliated party.

HealthStream, Inc. (“HealthStream”)
      In October 2001, HCA entered into an amended four-year agreement with HealthStream to purchase internet-based education and training services. The agreement expired during 2005. During 2005, 2004 and 2003, the Company paid HealthStream $3.2 million, $3.2 million, and $2.6 million, respectively, which represented approximately 12%, 16% and 15%, respectively, of HealthStream’s net revenues. The chief executive officer, president and chairman of the board of directors of HealthStream is a relative of a director and former executive officer of HCA. HCA believes its transactions with HealthStream are on terms no less favorable to HCA than those which would be obtained from an unaffiliated party.

Share-Based Compensation
      HCA applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock benefit plans. Accordingly, no compensation cost has been recognized for HCA stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.
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

	2005	2004		2003

Net income:
As reported	$1,424	$1,246		$1,332
Share-based employee compensation expense determined under a fair value method, net of income taxes	23	191	(a)	89

Pro forma	$1,401	$1,055		$1,243

Basic earnings per share:
As reported	$3.25	$2.62		$2.66
Pro forma	$3.19	$2.22		$2.48
Diluted earnings per share:
As reported	$3.19	$2.58		$2.61
Pro forma	$3.14	$2.18		$2.43

(a)	In December 2004, HCA accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. The decision to accelerate vesting of the identified stock options will result in the Company not being required to recognize share-based compensation expense, net of taxes, of approximately $36 million in 2006, $19 million in 2007, and $2 million in 2008, under the provisions of Financial Accounting Standard Board (the “FASB”), Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). The elimination of the requirement to recognize compensation expense in future periods related to the unvested stock options was management’s basis for the decision to accelerate the vesting. The effect of accelerating the vesting for all unvested options with exercise prices greater than $40.89 per share was an increase to the pro forma share-based employee compensation expense for the year ended December 31, 2004 of $112 million after-tax ($0.24 per basic share and $0.23 per diluted share).
      For SFAS 123 purposes, the weighted average fair values of HCA’s stock options granted in 2005, 2004 and 2003 were $15.53, $12.90 and $13.49 per share, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.99%	2.56%	2.62%
Expected volatility	33%	35%	37%
Expected life, in years	5	4	4
Expected dividend yield	1.27%	1.18%	0.19%
      The expected volatility is derived using weekly, historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on United States Treasury Strips, having a term equivalent to the expected life of the stock option, on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)
      The pro forma pretax compensation cost related to the shares of common stock issued under HCA’s amended and restated Employee Stock Purchase Plan was $17 million, $15 million and $17 million for the years 2005, 2004 and 2003, respectively. These pro forma costs were determined based on the estimated fair values at the beginning of each subscription period.

Derivatives
      HCA has designated its outstanding interest rate swap agreements as fair value hedges. HCA has determined that the current agreements are highly effective in offsetting the fair value changes in a portion of HCA’s debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

Recent Pronouncements
      In December 2004, the FASB issued SFAS 123R, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and is effective for most public companies for annual periods beginning after June 15, 2005. HCA expects to adopt SFAS 123R effective January 1, 2006, using the “modified prospective” method. Under this method, compensation costs will be recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date. The impact on the results of operations of adoption of SFAS 123R will depend on levels of share-based payments granted in the future, and the market value of HCA common stock and other variables that affect the valuation model for options granted. Based upon expected grant levels and values at December 31, 2005, the Company estimates the impact on results of operations, net of income taxes, will approximate $30 million to $40 million in 2006. SFAS 123R requires the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $163 million, $50 million and $31 million in 2005, 2004 and 2003, respectively.
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

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Recent Pronouncements (Continued)
      In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). It served as an amendment to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a health care entity to a nonemployed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice, which is an approach HCA uses to recruit physicians.
      FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. For periods before January 1, 2006, HCA expensed the physician recruitment agreement amounts as incurred to the recruited physicians, which was generally over a 12 month period. HCA recorded expenses of approximately $82 million related to physician recruitment agreements for the year ended December 31, 2005. HCA is in the process of evaluating the expected impact of the adoption of FSP FIN 45-3 on results of operations for 2006.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation.

NOTE 2 —	ACQUISITIONS AND DISPOSITIONS
      During 2005, HCA recognized a net pretax gain of $49 million ($19 million after-tax) on the sales of five rural hospitals. Proceeds from the sales were used to repay bank borrowings. During 2004, HCA opened one hospital, sold one hospital, and closed two hospitals. During 2003, HCA recognized a net pretax gain of $85 million ($49 million after-tax) on the sales of two leased hospitals and two consolidating hospitals and a working capital settlement related to a sale completed in 2002. Proceeds from the sales were used to repay bank borrowings.
      During 2005 and 2004, HCA did not acquire any hospitals, but paid $126 million and $44 million, respectively, for other health care entities. During 2003, HCA completed the acquisition of the Health Midwest hospital system in Kansas City. The purchase price was allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the Health Midwest entities subsequent to the April 1, 2003 acquisition date. The pro forma effect of the acquired entities on HCA’s results of operations for periods prior to the acquisition date was not significant.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	ACQUISITIONS AND DISPOSITIONS (Continued)
      The following is a summary of hospitals and other health care entities acquired during 2003 (dollars in millions):

2003

Number of hospitals	11
Number of licensed beds	2,292
Purchase price information:
Hospitals:
Fair value of assets acquired	$1,183
Liabilities assumed	(315)

Net assets acquired	868
Other health care entities acquired	40

Net cash paid	$908

      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $129 million and $38 million in 2005 and 2004, respectively. In 2004, goodwill increased $15 million related to adjustments to 2003 acquisitions.
NOTE 3 — IMPAIRMENTS OF LONG-LIVED ASSETS
      The carrying value for a hospital HCA closed during 2004 was reduced to fair value of $39 million, based upon estimates of sales value, resulting in a pretax charge of $12 million. The 2004 impairment charge affected HCA’s Western Group.
      During 2003, HCA announced plans to discontinue activities associated with the internal development of a patient accounts receivable management system, resulting in a pretax charge of $130 million. HCA reduced the carrying value for capitalized costs associated with the patient accounts receivable management system components that were discontinued. The 2003 impairment charge affected HCA’s “Corporate and other” operating segment.
      The asset impairment charges did not have a significant impact on the Company’s operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected HCA’s asset and liability categories, as follows (dollars in millions):

	2004	2003

Property and equipment	$12	$105
Other accrued expenses	—	25

	$12	$130

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INCOME TAXES
      The provision for income taxes consists of the following (dollars in millions):

	2005	2004	2003

Current:
Federal	$668	$466	$193
State	63	63	77
Foreign	37	25	18
Deferred:
Federal	(43)	132	513
State	3	17	50
Foreign	(3)	24	12
Change in valuation allowance	—	—	(39)

	$725	$727	$824

      A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.6	3.8
Nondeductible intangible assets	0.6	—	0.2
IRS settlement	(2.2)	—	—
Valuation allowance	—	—	(1.7)
Repatriation of foreign earnings	(1.1)	—	—
Other items, net	(0.6)	(0.8)	0.9

Effective income tax rate	33.8%	36.8%	38.2%

      During 2005, HCA recognized tax benefits of $48 million, or $0.11 per diluted share, related to a favorable tax settlement regarding the Company’s divestiture of certain noncore business units in 1998 and 2001 and $24 million, or $0.05 per diluted share, related to the repatriation of foreign earnings.
      A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2005		2004

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$632	$—	$788
Allowances for professional liability and other risks	124	—	122	—
Doubtful accounts	155	—	295	—
Compensation	185	—	157	—
Other	235	525	291	628

	$699	$1,157	$865	$1,416

      Deferred income tax benefits of $372 million and $467 million at December 31, 2005 and 2004, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $830 million and $1.018 billion at December 31, 2005 and 2004, respectively.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INCOME TAXES (Continued)
      The tax benefits associated with nonqualified stock options increased the current tax receivable by $163 million, $50 million, and $31 million in 2005, 2004 and 2003, respectively. Such benefits were recorded as increases to stockholders’ equity.
      At December 31, 2005, state net operating loss carryforwards (expiring in years 2006 through 2025) available to offset future taxable income approximated $46 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

IRS Disputes
      HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994-2002 federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 federal income tax returns.
      During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a Tax Court decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in October 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. In December 2004, HCA made a deposit of $109 million for additional tax and interest, based on its estimate of amounts due for taxable periods through 1998.
      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectable accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $776 million in income taxes, interest, and penalties through December 31, 2005, with respect to these issues.
      During February 2006, the IRS began an examination of HCA’s 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.
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
      The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	2005	2004	2003

Net income	$1,424	$1,246	$1,332
Weighted average common shares outstanding	438,619	475,620	501,799
Effect of dilutive securities:
Stock options	5,841	6,315	7,231
Other	1,325	1,728	1,844

Shares used for diluted earnings per share	445,785	483,663	510,874

Earnings per share:
Basic earnings per share	$3.25	$2.62	$2.66

Diluted earnings per share	$3.19	$2.58	$2.61

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY
      A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2005

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,199	$27	$(5)	$1,221
Asset-backed securities	41	4	—	45
Corporate and other	22	1	—	23
Money market funds	130	—	—	130

	1,392	32	(5)	1,419

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	798	161	(4)	955

	808	161	(4)	965

	$2,200	$193	$(9)	2,384

Amounts classified as current assets				(250)

Investment carrying value				$2,134

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2004

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,219	$50	$(1)	$1,268
Asset-backed securities	37	2	—	39
Corporate and other	85	1	—	86
Money market funds	48	—	—	48

	1,389	53	(1)	1,441

Equity securities:
Preferred stocks	8	—	—	8
Common stocks	694	180	(1)	873

	702	180	(1)	881

	$2,091	$233	$(2)	2,322

Amounts classified as current assets				(275)

Investment carrying value				$2,047

      At December 31, 2005 and 2004, the investments of HCA’s insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. The aggregate common stock investment is comprised of 511 equity positions at December 31, 2005, with 455 positions reflecting unrealized gains and 56 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $1 million). None of the equity positions with unrealized losses at December 31, 2005 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at December 31, 2005, are not concentrated in a particular industry.
      Scheduled maturities of investments in debt securities at December 31, 2005 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$188	$188
Due after one year through five years	365	371
Due after five years through ten years	476	487
Due after ten years	322	328

	1,351	1,374
Asset-backed securities	41	45

	$1,392	$1,419

      The average expected maturity of the investments in debt securities approximated 4.1 years at December 31, 2005. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)
      The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2005	2004	2003

Debt securities:
Cash proceeds	$173	$181	$109
Gross realized gains	2	6	3
Gross realized losses	1	2	6
Equity securities:
Cash proceeds	$440	$338	$36
Gross realized gains	63	62	9
Gross realized losses	9	16	7

NOTE 7 —	FINANCIAL INSTRUMENTS

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
      The following table sets forth HCA’s interest rate swap agreements at December 31, 2005 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-floating interest rate swap	$500	June 2006	$—
Pay-floating interest rate swap	350	November 2008	(11)
Pay-floating interest rate swap	500	December 2009	(14)
      The fair value of the interest rate swaps at December 31, 2005 represents the estimated amounts HCA would have paid upon termination of these agreements. The fair values were based on valuations obtained from the financial institutions with which HCA has the interest rate swap agreements.

Fair Value Information
      At December 31, 2005 and 2004, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. The

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	FINANCIAL INSTRUMENTS (Continued)

Fair Value Information (Continued)
estimated fair values of other financial instruments subject to fair value disclosures are generally determined based on quoted market prices. The estimated fair values and the related carrying amounts are as follows (dollars in millions):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$2,384	$2,384	$2,322	$2,322
Interest rate swaps	—	—	10	10
Liabilities:
Long-term debt	10,475	10,733	10,530	10,789
Interest rate swaps	25	25	—	—

NOTE 8 —	LONG-TERM DEBT
      A summary of long-term debt at December 31, including related interest rates at December 31, 2005, follows (dollars in millions):

	2005	2004

Senior collateralized debt (rates generally fixed, averaging 7.9%) payable in periodic installments through 2036	$281	$191
Senior debt (rates fixed, averaging 7.5%) payable in periodic installments through 2095	7,069	7,539
Senior debt (floating rates, averaging 6.2%) due through 2009	1,350	1,350
Bank term loan (floating rates, averaging 5.4%)	1,300	750
Bank revolving credit facility (floating rates, averaging 5.2%)	475	700

Total debt, average life of nine years (rates averaging 7.0%)	10,475	10,530
Less amounts due within one year	586	486

	$9,889	$10,044

Bank Revolving Credit Facility
      HCA’s revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement expiring November 2009. As of December 31, 2005, HCA had $475 million outstanding under the Credit Facility. As of December 2005, interest is payable generally at either a spread to LIBOR, plus 0.4% to 1.0% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of December 31, 2005, HCA was in compliance with all such covenants.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	LONG-TERM DEBT (Continued)

Significant Financing Activities
2006
      In February 2006, HCA issued $1.0 billion of 6.5% notes due February 2016. Proceeds of $625 million were used to refinance amounts outstanding under the term loan entered into in November 2005 and the remaining proceeds were used to pay down amounts advanced under the Credit Facility.
2005
      In November 2005, HCA entered into a $1.0 billion credit agreement with several banks, which matures in May 2006. Under this agreement, the Company borrowed $800 million (the “2005 Term Loan”). Proceeds from the 2005 Term Loan were used to partially fund the repurchase of the Company’s common stock. The 2005 Term Loan contains a mandatory prepayment clause which requires the Company to prepay amounts outstanding after receiving proceeds from the issuance of debt or equity securities or from asset sales. The proceeds of $175 million from the sale of hospitals and a portion of the proceeds from the $1.0 billion 6.5% notes issued in February 2006 were used to repay the amounts outstanding under the 2005 Term Loan. In accordance with Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” because the balance of the 2005 Term Loan was refinanced in February 2006, the 2005 Term Loan is classified as “long-term debt” in the December 31, 2005 consolidated balance sheet.
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
      During the fourth quarter of 2004, in response to the Company’s tender offer to repurchase the Company’s common stock, Standard & Poor’s downgraded HCA’s senior debt rating from BBB- to BB+ and Fitch Ratings downgraded HCA’s senior debt rating from BBB- to BB+. Moody’s Investors Service downgraded HCA’s senior debt rating from Bal to Ba2.
      In December 2004, HCA filed a shelf registration statement and prospectus with the Securities and Exchange Commission that will allow the Company to issue, from time to time, up to $1.5 billion in debt securities. In February 2006, HCA issued $1.0 billion of debt securities under this shelf registration.

General Information
      Maturities of long-term debt in years 2007 through 2010 (excluding borrowings under the Credit Facility) are $454 million, $759 million, $897 million and $1.090 billion, respectively.
      The estimated fair value of the Company’s long-term debt was $10.733 billion and $10.789 billion at December 31, 2005 and 2004, respectively, compared to carrying amounts aggregating $10.475 billion and

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	LONG-TERM DEBT (Continued)

General Information
$10.530 billion, respectively. The estimates of fair value are generally based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.
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
      In 2005, HCA and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee of HCA filed a complaint against certain of HCA’s executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. HCA cannot predict the results of the investigations or any related lawsuits, or the effect that findings in such investigations or lawsuits may have on the Company.

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
      During June 2003, HCA also announced that the Company and the Civil Division of the Department of Justice (the “DOJ”) had signed agreements, documenting the understanding announced in December 2002, whereby the United States would dismiss the various claims it had brought related to physician relations, cost reports and wound care issues (the “DOJ Agreement”). The DOJ Agreement received court approval in July 2003, and HCA paid the DOJ $641 million (including accrued interest of $10 million) during July 2003. HCA also finalized an agreement with a negotiating team representing states that may have claims against the Company. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33 million for legal fees of the private parties who had brought qui tam actions

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — CONTINGENCIES (Continued)

Investigations and Settlement of Certain Government Claims (Continued)
against the Company. The consolidated income statement for the year ended December 31, 2003 includes a pretax favorable change in estimate of $41 million ($25 million after-tax) related to Medicaid cost report balances for cost report years ended December 31, 1997 and prior and $8 million for professional fees related to the investigations.
      In September 2005, the Company received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, HCA was informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in the Company’s securities. The Company is cooperating fully with these investigations.
NOTE 10 — CAPITAL STOCK AND STOCK REPURCHASES

Capital Stock
      The terms and conditions associated with each class of HCA’s common stock are substantially identical, except for voting rights. All nonvoting common stockholders may convert their shares on a one-for-one basis into voting common stock, subject to certain limitations.

Stock Repurchase Programs
      In October 2005, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.5 billion of its common stock. In November 2005, HCA closed the tender offer and repurchased 28.7 million shares of the Company’s common stock for $1.437 billion ($50.00 per share). The shares repurchased represented approximately 6% of the Company’s outstanding shares at the time of the tender offer. During 2005, HCA also repurchased 8.0 million shares of its common stock for $412 million, through open market purchases.
      In October 2004, HCA announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of its common stock. In November 2004, HCA closed the tender offer and repurchased 62 million shares of the Company’s common stock for $2.466 billion ($39.75 per share). The shares repurchased represented approximately 13% of the Company’s outstanding shares at the time of the tender offer. HCA also repurchased 0.9 million shares of its common stock for $35 million, through open market purchases, which completed this $2.501 billion share repurchase authorization.
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
      During 2005, 2004 and 2003, the share repurchase transactions reduced stockholders’ equity by $1.856 billion, $3.109 billion and $1.114 billion, respectively.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — STOCK BENEFIT PLANS
      In May 2005, the stockholders of HCA approved the HCA 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is the primary plan under which options to purchase common stock and restricted stock may be granted to officers, employees and directors. Prior to 2005, the Company primarily utilized stock option grants for equity compensation purposes. During 2005 an increasing equity compensation emphasis was placed on restricted share grants. The restricted shares issued in 2005 are subject to back-end vesting provisions, with no shares vesting in the first two years after grant and then a third of the shares vesting in each of the third, fourth and fifth years. During 2005, compensation cost related to restricted share grants under this plan totaled $24 million. The number of options or shares authorized under the 2005 Plan is 34,000,000 (which includes 14,000,000 shares authorized under a former plan). In addition, options granted under the former plan that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable, in whole or in part, beginning one to four years after the grant date and ending ten years after the grant date.
      In December 2004, HCA accelerated the vesting of all unvested options awarded to employees and officers which had exercise prices greater than closing price of the Company’s common stock at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration.
      Options to purchase common stock have been granted to officers, employees and directors under various predecessor plans. Generally, options have been granted with exercise prices no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole, or in part, beginning one to five years after the grant date and ending four to fifteen years after the grant date.
      Information regarding these option plans for 2005, 2004 and 2003 is summarized below (share amounts in thousands):

	Stock	Option Price Per	Weighted Average
	Options	Share	Exercise Price

Balances, December 31, 2002	48,971	$0.14 to $49.00	$28.90
Granted	9,301	31.95 to 42.36	41.86
Exercised	(4,964)	0.14 to 41.84	22.50
Cancelled	(1,627)	17.11 to 45.12	35.26

Balances, December 31, 2003	51,681	0.14 to 49.00	31.64
Granted	9,306	35.00 to 45.86	45.62
Exercised	(7,208)	0.14 to 43.66	23.79
Cancelled	(1,517)	0.38 to 45.86	41.11

Balances, December 31, 2004	52,262	0.14 to 49.00	34.94
Granted	2,644	44.74 to 57.67	49.25
Exercised	(27,034)	0.14 to 49.00	34.87
Cancelled	(66)	17.12 to 54.73	42.54

Balances, December 31, 2005	27,806	0.14 to 57.67	36.35

	2005	2004	2003

Weighted average fair value per option for options granted during the year	$15.53	$12.90	$13.49
Options exercisable	24,803	50,112	31,564
Options available for grant	32,598	17,657	26,166

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — STOCK BENEFIT PLANS (Continued)
      The following table summarizes information regarding the options outstanding at December 31, 2005 (share amounts in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/05	Life	Price	12/31/05	Price

$35.82	211	Less than 1 year	$35.82	211	$35.82
29.22 to 37.92	946	1 year	36.63	946	36.63
25.17 to 33.28	3,000	2 years	27.08	3,000	27.08
17.12 to 22.25	5,005	3 years	17.65	5,005	17.65
23.94 to 35.60	2,197	5 years	34.13	2,026	34.99
36.75 to 46.29	4,236	6 years	41.75	4,234	41.75
39.33 to 47.79	4,055	7 years	42.18	4,024	42.19
0.14	53	8 years	0.14	53	0.14
31.95 to 45.86	5,184	8 years	45.37	5,014	45.68
35.00 to 48.70	915	9 years	43.46	245	41.06
46.95 to 57.67	2,004	10 years	50.51	45	50.64

	27,806			24,803

      HCA’s amended and restated Employee Stock Purchase Plan (“ESPP”) provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. At December 31, 2005, 4,900,100 shares of common stock were reserved for purchase under the ESPP provisions.
      Under the Management Stock Purchase Plan (“MSPP”), HCA has made grants of restricted shares or units of HCA’s common stock to provide equity compensation to employees. The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years.
      At December 31, 2005, 3,747,500 shares were subject to restrictions, which lapse between 2006 and 2009. During 2005, 2004 and 2003, grants and purchases of 3,130,900, 721,100 and 1,039,900 shares, respectively, were made at weighted-average grant or purchase date fair values of $44.97, $44.88 and $42.08 per share, respectively, related to equity compensation plans. During 2005, 2004 and 2003, grants and purchases of 145,600, 158,900 and 148,900 shares, respectively, were made at weighted-average grant or purchase date discounted (25% discount) fair values of $33.22, $29.64 and $30.21 per share, respectively, related to the MSPP.
NOTE 12 — EMPLOYEE BENEFIT PLANS
      HCA maintains noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and vest over specified periods of employee service. Retirement plan expense was $216 million for 2005, $191 million for 2004 and $166 million for 2003. Amounts approximately equal to retirement plan expense are funded annually.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — EMPLOYEE BENEFIT PLANS (Continued)
      HCA maintains contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that HCA match specified percentages of participant contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants). The cost of these plans totaled $54 million for 2005, $51 million for 2004 and $48 million for 2003. HCA’s contributions are funded periodically during each year.
      HCA maintains a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives a prescribed life annuity from a combination of the SERP and HCA’s other benefit plans. Compensation expense under the plan was $9 million for 2005, $8 million for 2004 and $7 million for 2003. Accrued benefits liabilities under this plan totaled $42 million at December 31, 2005 and $52 million at December 31, 2004.
      HCA maintains defined benefit pension plans that resulted from acquisitions of certain hospitals in prior years. Compensation expense under these plans was $29 million for 2005, $26 million for 2004, and $17 million for 2003. Accrued benefits liabilities under these plans totaled $56 million at December 31, 2005 and $55 million at December 31, 2004.
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION
      HCA operates in one line of business, which is operating hospitals and related health care entities. During the three years ended December 31, 2005, 2004 and 2003, approximately 27%, 28% and 28%, respectively, of HCA’s revenues related to patients participating in the Medicare program.
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
      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, government settlement and investigation related costs, minority interests and income taxes. HCA uses adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
geographic distributions of HCA’s revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
Eastern Group	$11,967	$11,427	$10,513
Western Group	11,760	11,417	10,734
Corporate and other	728	658	561

	$24,455	$23,502	$21,808

Equity in earnings of affiliates:
Eastern Group	$(6)	$(7)	$(9)
Western Group	(215)	(178)	(185)
Corporate and other	—	(9)	(5)

	$(221)	$(194)	$(199)

Adjusted segment EBITDA:
Eastern Group	$2,141	$2,033	$2,053
Western Group	2,215	2,013	2,065
Corporate and other	(78)	(80)	(197)

	$4,278	$3,966	$3,921

Depreciation and amortization:
Eastern Group	$621	$546	$485
Western Group	600	550	492
Corporate and other	153	154	135

	$1,374	$1,250	$1,112

Adjusted segment EBITDA	$4,278	$3,966	$3,921
Depreciation and amortization	1,374	1,250	1,112
Interest expense	655	563	491
Gains on sales of facilities	(78)	—	(85)
Impairment of long-lived assets	—	12	130
Government settlement and investigation related costs	—	—	(33)

Income before minority interests and income taxes	$2,327	$2,141	$2,306

	As of December 31,

	2005	2004

Assets:
Eastern Group	$8,026	$7,870
Western Group	9,000	8,704
Corporate and other	5,199	5,266

	$22,225	$21,840

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Eastern	Western	Corporate
	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2004	$934	$1,359	$247	$2,540
Acquisitions	107	22	—	129
Sales	(3)	(32)	—	(35)
Foreign currency translation	—	—	(8)	(8)

Balance at December 31, 2005	$1,038	$1,349	$239	$2,626

NOTE 14 —	OTHER COMPREHENSIVE INCOME
      The components of accumulated other comprehensive income are as follows (dollars in millions):

	Unrealized	Foreign
	Gains on	Currency	Defined
	Available-for-Sale	Translation	Benefit
	Securities	Adjustments	Plans	Total

Balances at December 31, 2002	$46	$35	$(8)	$73
Unrealized gains on available-for-sale securities, net of $52 of income taxes	92	—	—	92
Foreign currency translation adjustments, net of $20 of income taxes	—	11	—	11
Defined benefit plans, net of $5 income tax benefit	—	—	(8)	(8)

Balances at December 31, 2003	138	46	(16)	168
Unrealized gains on available-for-sale securities, net of $27 of income taxes	46	—	—	46
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(36)	—	—	(36)
Foreign currency translation adjustments, net of $11 of income taxes	—	21	—	21
Defined benefit plans, net of $4 income tax benefit	—	—	(6)	(6)

Balances at December 31, 2004	148	67	(22)	193
Unrealized gains on available-for-sale securities, net of $3 of income taxes	3	—	—	3
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(33)	—	—	(33)
Foreign currency translation adjustments, net of $19 income tax benefit	—	(37)	—	(37)
Defined benefit plans, net of $2 of income taxes	—	—	4	4

Balances at December 31, 2005	$118	$30	$(18)	$130

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
      A summary of other accrued expenses at December 31 follows (dollars in millions):

	2005	2004

Employee benefit plans	$203	$186
Taxes other than income	166	155
Professional liability risks	285	310
Interest	149	132
Dividends	62	63
Other	399	408

	$1,264	$1,254

      A summary of activity in the allowance for doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2003	$2,045	$2,207	$(1,603)	$2,649
Year ended December 31, 2004	2,649	2,669	(2,376)	2,942
Year ended December 31, 2005	2,942	2,358	(2,403)	2,897

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions, except per share amounts)

	2005

	First	Second		Third		Fourth

Revenues	$6,182	$6,070		$6,025		$6,178
Net income	$414	$405	(a)	$280	(b)	$325	(c)
Basic earnings per share	$0.97	$0.91	(a)	$0.63	(b)	$0.75	(c)
Diluted earnings per share	$0.95	$0.90	(a)	$0.62	(b)	$0.74	(c)
Cash dividends declared	$0.15	$0.15		$0.15		$0.15
Market prices(d):
High	$54.10	$58.60		$57.17		$52.74
Low	38.97	52.14		45.59		45.30

	2004

	First	Second	Third		Fourth

Revenues	$5,937	$5,833	$5,792		$5,940
Net income	$345	$352	$227	(e)	$322
Basic earnings per share	$0.71	$0.73	$0.47	(e)	$0.71
Diluted earnings per share	$0.69	$0.72	$0.47	(e)	$0.70
Cash dividends declared	$0.13	$0.13	$0.13		$0.13
Market prices(d):
High	$46.60	$43.24	$42.30		$41.64
Low	38.98	38.00	36.44		34.70

(a)	Second quarter results include $18 million ($0.04 per basic and diluted share) related to the recognition of a previously deferred gain on the sale of medical office buildings (See NOTE 1 of the notes to consolidated financial statements) and $48 million ($0.11 per basic and diluted share) related to a favorable tax settlement (See NOTE 4 of the notes to consolidated financial statements).
(b)	Third quarter results include $22 million ($0.05 per basic and diluted share) related to the expected repatriation of foreign earnings (see NOTE 4 of the notes to consolidated financial statements).
(c)	Fourth quarter results include $19 million ($0.04 per basic and diluted share) of gains on sales of facilities (See NOTE 2 of the notes to consolidated financial statements) and an estimated tax benefit of $2 million ($0.01 per basic and diluted share) from the repatriation of foreign earnings (See NOTE 4 of the notes to consolidated financial statements).
(d)	Represents high and low sales prices of the Company’s common stock which is traded on the New York Stock Exchange (ticker symbol HCA).
(e)	Third quarter results include $8 million ($0.02 per basic and diluted share) related to the impairment of long-lived assets (See NOTE 3 of the notes to consolidated financial statements).