Form 10-Q
period 2006-03-31
HCA INC/TN
filed 2006-05-10
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑     Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2006

Voting common stock, $.01 par value	387,061,800 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q
March 31, 2006

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters ended March 31, 2006 and 2005	3
	Condensed Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows — for the quarters ended March 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
Part II.	Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
Signatures		35
Ex-12 Statement re: Computation of Ratio of Earnings to Fixed Charges
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32 Section 906 Certification of the CEO & CFO

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
Unaudited
(Dollars in millions, except per share amounts)

	2006	2005

Revenues	$6,415	$6,182

Salaries and benefits	2,611	2,443
Supplies	1,114	1,051
Other operating expenses	1,037	972
Provision for doubtful accounts	596	574
Gains on investments	(75)	(9)
Equity in earnings of affiliates	(61)	(53)
Depreciation and amortization	345	337
Interest expense	186	164

	5,753	5,479

Income before minority interests and income taxes	662	703
Minority interests in earnings of consolidated entities	55	40

Income before income taxes	607	663
Provision for income taxes	228	249

Net income	$379	$414

Per share data:
Basic earnings per share	$0.94	$0.97
Diluted earnings per share	$0.92	$0.95
Cash dividends declared per share	$0.17	$0.15
Shares used in earnings per share calculations (in thousands):
Basic	404,666	427,675
Diluted	411,274	435,660

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$453	$336
Accounts receivable, less allowance for doubtful accounts of $2,999 and $2,897	3,491	3,332
Inventories	624	616
Deferred income taxes	535	372
Other	567	559

	5,670	5,215

Property and equipment, at cost	21,105	20,818
Accumulated depreciation	(9,740)	(9,439)

	11,365	11,379

Investments of insurance subsidiary	1,947	2,134
Investments in and advances to affiliates	649	627
Goodwill	2,622	2,626
Deferred loan costs	76	85
Other	86	159

	$22,415	$22,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,244	$1,484
Accrued salaries	619	561
Other accrued expenses	1,379	1,264
Long-term debt due within one year	704	586

	3,946	3,895

Long-term debt	10,608	9,889
Professional liability risks	1,378	1,336
Deferred income taxes and other liabilities	1,067	1,414
Minority interests in equity of consolidated entities	861	828

Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 408,061,800 shares in 2006 and 417,512,700 shares in 2005	4	4
Accumulated other comprehensive income	105	130
Retained earnings	4,446	4,729

	4,555	4,863

	$22,415	$22,225

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
Unaudited
(Dollars in millions)

	2006	2005

Cash flows from operating activities:
Net income	$379	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	596	574
Depreciation and amortization	345	337
Income taxes	(52)	334
Changes in operating assets and liabilities	(961)	(843)
Other	58	36

Net cash provided by operating activities	365	852

Cash flows from investing activities:
Purchase of property and equipment	(342)	(288)
Acquisition of hospitals and health care entities	(27)	(36)
Disposition of hospitals and health care entities	27	7
Change in investments	(45)	(86)
Other	(4)	17

Net cash used in investing activities	(391)	(386)

Cash flows from financing activities:
Issuance of long-term debt	1,000	—
Net change in revolving bank credit facility	485	(670)
Repayment of long-term debt	(630)	(6)
Payment of cash dividends	(62)	(56)
Repurchase of common stock	(653)	—
Issuance of common stock	38	377
Other	(35)	(67)

Net cash provided by (used in) financing activities	143	(422)

Change in cash and cash equivalents	117	44
Cash and cash equivalents at beginning of period	336	258

Cash and cash equivalents at end of period	$453	$302

Interest payments	$161	$130
Income tax payments (refunds), net	$275	$(85)

See accompanying notes.

HCA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2006, these affiliates owned and operated 176 hospitals, 91 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and seven freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 21 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $42 million and $39 million for the quarters ended March 31, 2006 and 2005, respectively. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners” (“FSP FIN 45-3”). It serves as an amendment to FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. One example cited in FSP FIN 45-3 involves a guarantee provided by a health care entity to a nonemployed physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice, which is an approach we use to recruit physicians.

FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. For periods before January 1, 2006, we expensed physician recruitment agreement amounts as incurred to the recruited physicians, which was generally over a 12 month period. We do not expect the impact of the adoption of FSP FIN 45-3 to be material to our results of operations for 2006 and future periods.

NOTE 2 — SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Prior to January 1, 2006, we

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), income before taxes for the first quarter ended March 31, 2006 was $8 million ($7 million after tax), or $0.02 per diluted share, lower than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation cost of $5 million and $83 million, respectively, were reported as financing cash flows in the first quarter of 2006 and operating cash flows in the first quarter of 2005.

For periods prior to the adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the quarter ended March 31, 2005 are as follows (dollars in millions, except per share amounts):

First
Quarter
2005

Net income:
As reported	$414
Share-based employee compensation expense determined under a fair value method, net of income taxes	7

Pro forma	$407

Basic earnings per share:
As reported	$0.97
Pro forma	$0.95
Diluted earnings per share:
As reported	$0.95
Pro forma	$0.93

As of January 1, 2006, we had the following share-based compensation plans:

HCA 2005 Equity Incentive Plan

In May 2005, our stockholders approved the HCA 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is the primary plan under which stock options and restricted stock may be granted to officers, employees and directors. Prior to 2005, we primarily utilized stock option grants for equity compensation purposes. During 2005, an increasing equity compensation emphasis was placed on restricted share grants. The restricted shares granted in 2005 are subject to back-end vesting provisions, with no shares vesting in the first two years after grant and then a third of the shares vesting in each of the third, fourth and fifth years. The restricted shares granted in 2006 vest in equal annual increments over a five-year period. During the quarters ended March 31, 2006 and 2005, we recognized $12 million and $6 million, respectively, of compensation costs related to restricted share grants. The number of options or shares authorized under the 2005 Plan is 34,000,000 (which includes 14,000,000 shares authorized under a former plan). In addition, options granted under certain former plans that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable, in whole or in part,

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

HCA 2005 Equity Incentive Plan (continued)

beginning one to four years after the grant date and ending ten years after the grant date. As of March 31, 2006, there were 29,218,400 shares available for future grants under the 2005 Plan.

Options to purchase common stock have been granted to officers, employees and directors under the 2005 Plan and various predecessor plans. Options have been granted with exercise prices no less than the market price on the date of grant. Exercise provisions vary, but most options are exercisable, in whole or in part, beginning one to four years after the grant date and ending four to 15 years after the grant date. Dividends are not paid on unexercised stock options, but are generally paid on unvested restricted stock.

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to graded vesting. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date. The expected volatility is derived using weekly, historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

	First Quarter
	2006	2005

Risk-free interest rate	4.44%	3.73%
Expected volatility	28.1%	33.4%
Expected life, in years	5	5
Expected dividend yield	1.35%	1.41%

Information regarding stock option activity for the first quarter of 2006 is summarized below (share amounts in thousands):

			Weighted Average
	Stock	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(dollars in millions)

Options outstanding, December 31, 2005	27,806	$36.35
Granted	647	49.87
Exercised	(893)	34.91
Cancelled	(27)	37.85

Options outstanding, March 31, 2006	27,533	36.72	5.6	$250

Exercisable, March 31, 2006	24,473	35.43	5.2	$254

The weighted average fair values of stock options granted during the quarters ended March 31, 2006 and 2005 were $14.32 and $13.96 per share, respectively. The total intrinsic value of stock options exercised in the first quarter of 2006 was $13 million.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (continued)

HCA 2005 Equity Incentive Plan (continued)

A summary of the status of our unvested restricted shares as of March 31, 2006 and changes during the first quarter of 2006 follows:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Restricted shares, December 31, 2005	3,748	$43.42
Granted	2,870	49.60
Vested	(310)	43.70
Cancelled	(44)	45.72

Restricted shares, March 31, 2006	6,264	46.22

As of March 31, 2006, there was $222 million in unrecognized compensation costs related to unvested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 4.0 years. As of March 31, 2006, there was $35 million of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of approximately 2.8 years. During the quarter ended March 31, 2006, 580,300 stock options vested. These stock options had an aggregate fair value of $9 million.

In December 2004, we accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. The decision to accelerate vesting of the identified stock options will result in us not being required to recognize share-based compensation expense, net of taxes, of approximately $36 million in 2006, $19 million in 2007, and $2 million in 2008. The elimination of the requirement to recognize compensation expense in future periods related to the unvested stock options was management’s basis for the decision to accelerate the vesting.

Employee Stock Purchase Plan (“ESPP”)

Our ESPP provides an opportunity to purchase shares of HCA common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. At March 31, 2006, 4,900,100 shares of common stock were reserved for purchase under the ESPP provisions.

Management Stock Purchase Plan (“MSPP”)

The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years. During the first quarter of 2006, MSPP purchases of 66,700 shares were made at weighted average purchase date discounted (25% discount) fair values of $37.41 per share. There are 1,710,200 shares available for future purchases under this plan.

NOTE 3 — INCOME TAXES

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994 through 2002 federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 federal income tax returns.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — INCOME TAXES (continued)

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

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $579 million in income taxes, interest and penalties, through March 31, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During February 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

NOTE 4 — EARNINGS PER SHARE

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options and other stock awards, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2006 and 2005 (dollars in millions, except per share amounts, and shares in thousands):

	First Quarter
	2006	2005

Net income	$379	$414
Weighted average common shares outstanding	404,666	427,675
Effect of dilutive securities:
Stock options	5,306	6,665
Other	1,302	1,320

Shares used for diluted earnings per share	411,274	435,660

Earnings per share:
Basic earnings per share	$0.94	$0.97
Diluted earnings per share	$0.92	$0.95

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARY
A summary of the insurance subsidiary’s investments at March 31, 2006 and December 31, 2005 follows (dollars in millions):

	March 31, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$30	$—	$(1)	$29
States and municipalities	1,102	19	(7)	1,114
Asset-backed securities	52	4	—	56
Corporate and other	17	1	—	18
Money market funds	253	—	—	253

	1,454	24	(8)	1,470

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	602	128	(4)	726

	612	128	(5)	735

	$2,066	$152	$(13)	2,205

Amount classified as current asset				(258)

Investment carrying value				$1,947

	December 31, 2005
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,199	$27	$(5)	$1,221
Asset-backed securities	41	4	—	45
Corporate and other	22	1	—	23
Money market funds	130	—	—	130

	1,392	32	(5)	1,419

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	798	161	(4)	955

	808	161	(4)	965

	$2,200	$193	$(9)	2,384

Amount classified as current asset				(250)

Investment carrying value				$2,134

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

At March 31, 2006 and December 31, 2005, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. The aggregate common stock investment is comprised of 498 equity positions at March 31, 2006, with 460 positions reflecting unrealized gains and 38 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at March 31, 2006 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at March 31, 2006 are not concentrated in any particular industries.

NOTE 6 — LONG-TERM DEBT
Our revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement that expires November 2009. At March 31, 2006, we had $731 million available under the Credit Facility. At March 31, 2006, interest was payable generally at either a spread to LIBOR, plus 0.4% to 1.0% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2006, we were in compliance with all such covenants.

In February 2006, we issued $1.0 billion of 6.5% notes due February 2016. Proceeds of $625 million were used to repay all amounts outstanding under the bank term loan entered into in November 2005, and the remaining proceeds were used to pay down amounts advanced under the Credit Facility.

NOTE 7 — CONTINGENCIES

Significant Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations and financial position in a given period.

In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of these lawsuits, or the effect that findings in such lawsuits may have on us.

  General Liability Claims

We are subject to claims and suits arising in the ordinary course of business, including claims for personal injury or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us which may not be covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on our results of operations or financial position.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — CONTINGENCIES (continued)

  Government Investigation, Claims and Litigation

In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”’) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations or financial position.

In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were informed that the SEC had issued a formal order of investigation. Both the subpoena and formal order of investigation relate to trading in our securities. We are cooperating fully with these investigations.

NOTE 8 — COMPREHENSIVE INCOME
The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2006 and 2005 are as follows (dollars in millions):

	Quarter
	2006	2005

Net income	$379	$414
Change in net unrealized gains on available-for-sale securities	(29)	(37)
Currency translation adjustments	4	(7)

Comprehensive income	$354	$370

The components of accumulated other comprehensive income, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2006	2005

Net unrealized gains on available-for-sale securities	$89	$118
Currency translation adjustments	34	30
Defined benefit plans	(18)	(18)

Accumulated other comprehensive income	$105	$130

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION
We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2006 and 2005, approximately 28% and 29%, respectively, of our patient revenues related to patients participating in the Medicare program.

Effective January 1, 2006, we reorganized our operations management to create a third operating group, the Central Group, and created smaller, more focused divisions and markets, along with market-based service line strategies. Our operations are structured into three geographically organized groups: the Eastern Group includes 57 consolidating hospitals located in the Eastern United States, the Central Group includes 58 consolidating hospitals located in the Central United States and the Western Group includes 53 consolidating hospitals located in the

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets, with prior year amounts reclassified to conform to the 2006 operational structure, are summarized in the following table (dollars in millions):

	Quarters Ended
	March 31,
	2006	2005

Revenues:
Central Group	$1,426	$1,415
Eastern Group	2,209	2,104
Western Group	2,573	2,400
Corporate and other	207	263

	$6,415	$6,182

Equity in earnings of affiliates:
Central Group	$(2)	$(2)
Eastern Group	(1)	(1)
Western Group	(57)	(61)
Corporate and other	(1)	11

	$(61)	$(53)

Adjusted segment EBITDA:
Central Group	$244	$270
Eastern Group	374	410
Western Group	543	532
Corporate and other	32	(8)

	$1,193	$1,204

Depreciation and amortization:
Central Group	$78	$74
Eastern Group	107	97
Western Group	119	119
Corporate and other	41	47

	$345	$337

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	March 31,
	2006	2005

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA	$1,193	$1,204
Depreciation and amortization	345	337
Interest expense	186	164

Income before minority interests and income taxes	$662	$703

	As of	As of
	March 31,	December 31,
	2006	2005

Assets:
Central Group	$4,705	$4,592
Eastern Group	5,349	5,292
Western Group	7,327	7,096
Corporate and other	5,034	5,245

	$22,415	$22,225

NOTE 10 — SHARE REPURCHASE
On October 14, 2005, we commenced a modified “Dutch” auction tender offer to purchase up to $2.5 billion of our common stock. In November 2005, we closed the tender offer and repurchased 28.7 million shares of our common stock for an aggregate price of $1.437 billion ($50.00 per share). The shares repurchased represented approximately 6% of our outstanding shares at the time of the tender offer. We also repurchased 8.0 million shares of our common stock for $412 million, through open market purchases, during the fourth quarter of 2005. During the first quarter of 2006, we repurchased 13.0 million shares of our common stock for $651 million, through open market purchases, which completed this authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) increases in the amount and risk of collectability of uninsured accounts, and deductibles and copayment amounts for insured accounts, (2) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (3) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (4) the highly competitive nature of the health care business, (5) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (6) the efforts of insurers, health care providers and others to contain health care costs, (7) the impact of our charity care and uninsured discounting policies, (8) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and our corporate integrity agreement with the government, (9) changes in federal, state or local regulations affecting the health care industry, (10) delays in receiving payments for services provided, (11) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (12) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the Securities and Exchange Commission (the “SEC”), (13) the outcome of certain class action and derivative litigation filed with respect to us, (14) the possible enactment of federal or state health care reform, (15) the increased leverage resulting from the financing of our modified “Dutch” auction tender offer, (16) the availability and terms of capital to fund the expansion of our business, (17) the outcome of our negotiations with LifePoint Hospitals Inc. in connection with the divestitures of certain hospitals and our ability to successfully consummate the hospital divestitures on a timely basis, (18) the continuing impact of hurricanes on our facilities, the ability to obtain recoveries under our insurance policies and the ability to secure adequate insurance coverage in future periods, (19) fluctuations in the market value of our common stock, (20) changes in accounting practices, (21) changes in general economic conditions, (22) future divestitures which may result in charges, (23) changes in business strategy or development plans, (24) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (25) potential liabilities and other claims that may be asserted against us, (26) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (27) other risk factors described in our Annual Report on Form 10-K and other filings with the SEC. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by us or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First Quarter 2006 Operations Summary

Net income totaled $379 million, or $0.92 per diluted share, for the quarter ended March 31, 2006, compared to $414 million, or $0.95 per diluted share, for the quarter ended March 31, 2005. Shares used for diluted earnings per share for the quarter ended March 31, 2006 were 411.3 million shares, compared to 435.7 million shares for the quarter ended March 31, 2005.

Financial results for the first quarter of 2006 include gains on sales of investments related to securities held by our wholly-owned insurance subsidiary of $75 million, or $0.11 per diluted share, compared to gains of $9 million, or $0.01 per diluted share, in the first quarter of 2005. The first quarter 2006 results also include additional compensation costs of $8 million, or $0.02 per diluted share, due to the expensing of stock options and employee stock purchase plan shares associated with the January 1, 2006 adoption of FASB Statement 123(R), “Share-Based Payment.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

First Quarter 2006 Operations Summary (continued)

During the first quarter of 2006, same facility admissions decreased 0.7%, compared to the first quarter of 2005. Same facility outpatient surgeries increased 1.0% during the first quarter of 2006 compared to the first quarter of 2005. Same facility revenue per equivalent admission increased 5.1% in the first quarter of 2006 compared to the first quarter of 2005.

For the first quarters of both 2006 and 2005, the provision for doubtful accounts was 9.3% of revenues. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the first quarter of 2006 was 12.8% of revenues compared to 10.9% of revenues in the first quarter of 2005. Our uninsured discount policy, which became effective January 1, 2005, resulted in the recording of discounts to the uninsured of $256 million and $109 million during the first quarters of 2006 and 2005, respectively. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”

Results of Operations

Revenue/Volume Trends
Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, they are not reported in revenues. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans.

Revenues increased 3.8% from $6.182 billion in the first quarter of 2005 to $6.415 billion for the first quarter of 2006. The increase in revenues can be attributed to the net impact of a 5.5% increase in revenue per equivalent admission and a 1.6% decrease in equivalent admissions for the first quarter of 2006 compared to the first quarter of 2005. Our uninsured discount policy, which became effective January 1, 2005, resulted in $256 million and $109 million in discounts to the uninsured being recorded during the first quarters of 2006 and 2005, respectively.

Consolidated admissions decreased 2.7% and same facility admissions decreased 0.7% compared to the first quarter of 2005. Consolidated outpatient surgeries increased 0.9% and same facility outpatient surgeries increased 1.0% in the first quarter of 2006 compared to the first quarter of 2005.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2006 and 2005 are set forth in the following table.

	Quarter
	2006	2005

Medicare	39%	40%
Managed Medicare(a)	6	(a )
Medicaid	9	10
Managed Medicaid	6	5
Managed care and other insurers(a)	35	41
Uninsured	5	4

	100%	100%

(a)	Prior to 2006, managed Medicare admissions were classified as managed care.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Same facility uninsured admissions increased by 2,438 admissions, or 13.1%, in the first quarter of 2006 compared to the first quarter of 2005. The trend of quarterly same facility uninsured admissions growth during 2005, compared to 2004, was 3.3% during the first quarter, 5.1% during the second quarter, 15.0% during the third quarter and 15.3% during the fourth quarter.

At March 31, 2006, we had 74 hospitals in the states of Texas and Florida. During the first quarter of 2006, 53.5% of our admissions and 50.4% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 57.6% of our uninsured admissions.

Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. The recording of $256 million and $109 million in discounts to the uninsured during the first quarters of 2006 and 2005, respectively, lowered the rate of growth in revenue per equivalent admission for the first quarter of 2006, compared to the first quarter of 2005. Revenue per equivalent admission increased 5.5% in the first quarter of 2006 compared to the 2005 first quarter. Adjusting for the effect of the discount policy for the uninsured, revenue per equivalent admission increased 7.8% for the first quarter of 2006. Charity care and discounts to the uninsured totaled $537 million in the first quarter of 2006, compared to $393 million in the first quarter of 2005.

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2006 and 2005 are set forth in the following table.

	Quarter
	2006	2005

Medicare	37%	38%
Managed Medicare(a)	6	(a )
Medicaid	6	6
Managed Medicaid	3	3
Managed care and other insurers(a)	43	50
Uninsured	5	3

	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary
The following are comparative summaries of results from operations for the quarters ended March 31, 2006 and 2005 (dollars in millions, except per share amounts):

	Quarter
	2006		2005
	Amount	Ratio	Amount	Ratio

Revenues	$6,415	100.0	$6,182	100.0

Salaries and benefits	2,611	40.7	2,443	39.5
Supplies	1,114	17.4	1,051	17.0
Other operating expenses	1,037	16.2	972	15.7
Provision for doubtful accounts	596	9.3	574	9.3
Gains on investments	(75)	(1.2)	(9)	(0.1)
Equity in earnings of affiliates	(61)	(1.0)	(53)	(0.9)
Depreciation and amortization	345	5.4	337	5.4
Interest expense	186	2.9	164	2.7

	5,753	89.7	5,479	88.6

Income before minority interests and income taxes	662	10.3	703	11.4
Minority interests in earnings of consolidated entities	55	0.8	40	0.7

Income before income taxes	607	9.5	663	10.7
Provision for income taxes	228	3.6	249	4.0

Net income	$379	5.9	$414	6.7

Basic earnings per share	$0.94		$0.97
Diluted earnings per share	$0.92		$0.95
% changes from prior year:
Revenues	3.8%		4.1%
Income before income taxes	(8.4)		18.5
Net income	(8.5)		19.7
Basic earnings per share	(3.1)		36.6
Diluted earnings per share	(3.2)		37.7
Admissions(a)	(2.7)		0.5
Equivalent admissions(b)	(1.6)		1.8
Revenue per equivalent admission	5.5		2.3
Same facility % changes from prior year(c):
Revenues	5.0		4.7
Admissions(a)	(0.7)		1.0
Equivalent admissions(b)	(0.1)		2.1
Revenue per equivalent admission	5.1		2.5

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)

The results of operations for the quarters ended March 31, 2006 and March 31, 2005, respectively, adjusted for the impact of HCA’s uninsured discount policy, are presented below:

		Uninsured	Non-GAAP			Non-GAAP %
	GAAP	Discounts	Adjusted	GAAP % of		Adjusted
	Amounts	Adjustment(a)	Amounts(b)	Revenues		Revenues
				2006	2005	2006	2005

Consolidated:
Revenues	$6,415	$256	$6,671	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	2,611	—	2,611	40.7%	39.5%	39.1%	38.8%
Supplies	1,114	—	1,114	17.4%	17.0%	16.7%	16.7%
Other operating expenses	1,037	—	1,037	16.2%	15.7%	15.5%	15.4%
Provision for doubtful accounts	596	256	852	9.3%	9.3%	12.8%	10.9%

Admissions	421,000		421,000
Equivalent admissions	626,000		626,000
Revenue per equivalent admission	$10,246		$10,655
% change from prior year	5.5%		7.8%

Same Facility(c):
Revenues	$6,293	$255	$6,548
Admissions	418,800		418,800
Equivalent admissions	619,400		619,400
Revenue per equivalent admission	$10,161		$10,572
% change from prior year	5.1%		7.4%

(a)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. On a consolidated basis, we recorded $256 million and $109 million of uninsured discounts during the first quarters of 2006 and 2005, respectively.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under our uninsured discount policy (non-GAAP financial measures). We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission, adjusted for the impact of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. We believe this supplemental information provides management and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2006 and 2005

Net income totaled $379 million, or $0.92 per diluted share, in 2006 compared to $414 million, or $0.95 per diluted share, in 2005. Shares used for diluted earnings per share for the quarter ended March 31, 2006 were 411.3 million shares, compared to 435.7 million shares for the quarter ended March 31, 2005.

For the first quarter of 2006, admissions decreased 2.7% and same facility admissions decreased 0.7% compared to the first quarter of 2005. Outpatient surgical volumes increased 0.9% on a consolidated basis and 1.0% on a same facility basis during the first quarter of 2006, compared to the first quarter of 2005.

HCA’s uninsured discount policy, which became effective January 1, 2005, resulted in $256 million and $109 million in discounts to the uninsured being recorded during the first quarters of 2006 and 2005, respectively. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

Salaries and benefits, as a percentage of revenues, were 40.7% in the first quarter of 2006 and 39.5% in the same quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, salaries and benefits, as a percentage of revenues, increased slightly to 39.1% in the first quarter of 2006 from 38.8% in the first quarter of 2005.

Supplies increased, as a percentage of revenues, from 17.0% in the first quarter of 2005 to 17.4% in the first quarter of 2006. Adjusting for the effect of the discount policy for the uninsured, supplies, as a percentage of revenues, were 16.7% in the first quarters of both 2006 and 2005. Supply cost per adjusted admission increased 7.8% in the first quarter of 2006.

Other operating expenses, as a percentage of revenues, increased to 16.2% in the first quarter of 2006 compared to 15.7% in the first quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 15.5% in the first quarter of 2006 compared to 15.4% in the first quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes.

Provision for doubtful accounts, as a percentage of revenues, remained flat at 9.3% in the first quarters of both 2006 and 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 12.8% in the first quarter of 2006 compared to 10.9% in the first quarter of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At March 31, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.504 billion total patient due accounts receivable balance.

Gains on investments of $75 million in the first quarter of 2006 and $9 million in the first quarter of 2005 relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates increased from $53 million in the first quarter of 2005 to $61 million in the first quarter of 2006 due to an increase in profits at joint ventures accounted for under the equity method of accounting.

Depreciation and amortization increased by $8 million from the first quarter of 2005 to $345 million in the first quarter of 2006.

Interest expense increased from $164 million in the first quarter of 2005 to $186 million in the first quarter of 2006. Our average debt balance was $10.918 billion for first quarter of 2006 compared to $10.245 billion for the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2006 and 2005 (continued)

first quarter of 2005. The average interest rate for our long term debt increased from 6.8% at March 31, 2005 to 7.1% at March 31, 2006.

Minority interests in earnings of consolidated entities increased from $40 million for the first quarter of 2005 to $55 million for the first quarter of 2006.

Liquidity and Capital Resources

Cash provided by operating activities totaled $365 million in the first quarter of 2006 compared to $852 million in the first quarter of 2005. In the first quarter of 2006, we made $275 million in tax payments, net of refunds, and in the first quarter of 2005, we received a tax refund, net of payments, of $85 million. Accruals for salaries and benefits and other items were higher at December 31, 2005 than at December 31, 2004, and resulted in increased cash payments in the first quarter of 2006. Working capital totaled $1.724 billion at March 31, 2006 and $1.320 billion at December 31, 2005.

Cash used in investing activities was $391 million in the first quarter of 2006 compared to $386 million in the first quarter of 2005. Excluding acquisitions, capital expenditures were $342 million in the first quarter of 2006 and $288 million in the first quarter of 2005. Capital expenditures are expected to approximate $1.9 billion in 2006. At March 31, 2006, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $3.1 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We and LifePoint Hospitals, Inc. have entered into discussions to modify the purchase agreement under which LifePoint would have acquired four hospitals in West Virginia and one in Virginia from us on March 31, 2006.

Cash provided by financing activities totaled $143 million during the first quarter of 2006 compared to cash used of $422 million during the first quarter of 2005. During the first quarter of 2006, we increased net borrowing by $855 million and repurchased 13.0 million shares of common stock for $653 million.

In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($581 million available as of April 30, 2006) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions.

Investments of our professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.205 billion and $2.384 billion at March 31, 2006 and December 31, 2005, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. The estimation of the timing of claims payments beyond a year can vary significantly. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts of $43 million at both March 31, 2006 and December 31, 2005 are included in other assets.

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

Share Repurchase Activities (continued)

approximately 6% of our outstanding shares at the time of the tender offer. We also repurchased 8.0 million shares of our common stock for $412 million, through open market purchases, during the fourth quarter of 2005. During the first quarter of 2006, we repurchased 13.0 million shares of our common stock for $651 million, through open market purchases, which completed this authorization.

Financing Activities

HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on our credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of March 31, 2006, we were in compliance with all such covenants.

In February 2006, we issued $1.0 billion of 6.5% notes due February 2016. Proceeds from the notes were used to repay all amounts outstanding under a bank term loan entered into in November 2005 and to pay down amounts advanced under the Credit Facility.

In November 2005, in connection with our modified “Dutch” auction tender offer, we entered into a $1.0 billion credit agreement with several banks, which was scheduled to mature in May 2006. Under this agreement, we borrowed $800 million (the “2005 Term Loan”). Proceeds from the 2005 Term Loan were used to partially fund the repurchase of our common stock. The 2005 Term Loan contained a mandatory prepayment clause which required us to prepay amounts outstanding after receiving proceeds from the issuance of debt or equity securities or from asset sales. Proceeds of $175 million from the sale of hospitals and a portion of the proceeds from the $1.0 billion 6.5% notes issued in February 2006 were used to repay the amounts outstanding under the 2005 Term Loan.

Management believes that cash flows from operations, amounts available under the Credit Facility and our anticipated access to public and private debt markets are sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.47 billion and $735 million, respectively, at March 31, 2006. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require us to make additional investments to enable the insurance subsidiary to satisfy its minimum capital requirements.

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

Market Risk (continued)

of management’s investment securities evaluation process. At March 31, 2006, we had a net unrealized gain of $139 million on the insurance subsidiary’s investment securities.

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

With respect to our interest-bearing liabilities, approximately $2.985 billion of long-term debt at March 31, 2006 is subject to variable rates of interest, while the remaining balance in long-term debt of $8.327 billion at March 31, 2006 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, our credit rating affect our variable interest rates. Our variable rate debt is comprised of amounts outstanding under the 2004 Credit Agreement and fixed rate notes on which interest rate swaps have been employed. The 2004 Credit Agreement consists of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% and the 2004 Term Loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%. The fixed rate notes on which interest rate swaps have been employed have interest that is payable at LIBOR plus 1.39% to 2.39%. Due to increases in LIBOR, the average rate for our long-term debt increased from 6.8% at March 31, 2005 to 7.1% at March 31, 2006. The estimated fair value of our total long-term debt was $11.322 billion at March 31, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $30 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Foreign operations and the related market risks associated with foreign currency are currently insignificant to our results of operations and financial position.

Pending IRS Disputes

HCA is currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”), the United States Tax Court (the “Tax Court”), and the United States Court of Federal Claims, certain claimed deficiencies and adjustments proposed by the IRS in conjunction with its examinations of HCA’s 1994 through 2002 federal income tax returns, Columbia Healthcare Corporation’s (“CHC”) 1993 and 1994 federal income tax returns, HCA-Hospital Corporation of America’s (“Hospital Corporation of America”) 1991 through 1993 federal income tax returns and Healthtrust, Inc. — The Hospital Company’s (“Healthtrust”) 1990 through 1994 federal income tax returns.

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

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $579 million in income taxes, interest and penalties, through March 31, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During February 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2006	2005

CONSOLIDATING
Number of hospitals in operation at (a):
March 31	176	183
June 30		183
September 30		180
December 31		175
Number of freestanding outpatient surgical centers in operation at:
March 31	91	84
June 30		84
September 30		86
December 31		87
Licensed hospital beds at(b):
March 31	41,539	41,892
June 30		42,013
September 30		42,119
December 31		41,265
Weighted average licensed beds(c):
Quarter:
First	41,255	41,856
Second		41,948
Third		42,089
Fourth		41,713
Year		41,902
Average daily census(d):
Quarter:
First	23,228	23,991
Second		22,078
Third		21,343
Fourth		21,525
Year		22,225
Admissions(e):
Quarter:
First	421,000	432,600
Second		407,600
Third		405,100
Fourth		402,500
Year		1,647,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2006	2005

Equivalent admissions(f):
Quarter:
First	626,000	636,400
Second		619,700
Third		615,500
Fourth		605,000
Year		2,476,600
Average length of stay (days)(g):
Quarter:
First	5.0	5.0
Second		4.9
Third		4.8
Fourth		4.9
Year		4.9
Emergency room visits(h):
Quarter:
First	1,332,500	1,391,800
Second		1,345,600
Third		1,357,700
Fourth		1,320,100
Year		5,415,200
Outpatient surgeries(i):
Quarter:
First	212,900	211,000
Second		216,200
Third		206,300
Fourth		203,100
Year		836,600
Inpatient surgeries(j):
Quarter:
First	135,300	135,500
Second		136,400
Third		136,300
Fourth		133,200
Year		541,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2006	2005

Days in accounts receivable(k):
Quarter:
First	49	47
Second		48
Third		48
Fourth		50
Year		50
Gross patient revenues(l) (dollars in millions):
Quarter:
First	$21,530	$19,988
Second		19,453
Third		19,042
Fourth		20,179
Year		78,662
Outpatient revenues as a % of patient revenues(m):
Quarter:
First	36%	36%
Second		38%
Third		36%
Fourth		36%
Year		36%
NONCONSOLIDATING(n)
Number of hospitals in operation at:
March 31	7	7
June 30		7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	7	8
June 30		8
September 30		8
December 31		7
Licensed hospital beds at:
March 31	2,249	2,231
June 30		2,231
September 30		2,231
December 31		2,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2006:
Medicare and Medicaid	13%	2%	2%
Managed care and other discounted	22	4	4
Uninsured	20	11	22

Total	55%	17%	28%

(a)	Three hospitals located on the same campus have been consolidated and, as of September 30, 2005, counted as one hospital.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(d)	Represents the average number of patients in our hospital beds each day.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in our hospitals.
(h)	Represents the number of patients treated in our emergency rooms.
(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(k)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.
(l)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(m)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.
(n)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II: Other Information

Item 1:  Legal Proceedings

General Liability

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations and financial position in a given period.

Government Investigations, Claims and Litigation

In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

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

Securities Class Action Litigation

In November 2005, two putative federal securities law class actions were filed in the United States District Court for the Middle District of Tennessee on behalf of persons who purchased our stock between January 12, 2005 and July 12, 2005. These substantially-similar lawsuits asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our Chairman and Chief

Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and other officers related to our July 13, 2005, announcement of preliminary results of operations for the second quarter ended June 30, 2005.

On January 5, 2006, the court consolidated these actions and all later-filed related securities actions under the caption In re HCA Inc. Securities Litigation, case number 3:05-CV-00960. Pursuant to federal statute, on January 25, 2006, the court appointed co-lead plaintiffs to represent the interests of the putative class members in this litigation. Co-lead plaintiffs filed a consolidated amended complaint on April 21, 2006. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation.

Shareholder Derivative Lawsuits in Federal Court

In November 2005, two current shareholders each filed a derivative lawsuit, purportedly on behalf of the Company, in the United States District Court for the Middle District of Tennessee against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. Each of these lawsuits asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with our July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005.

On January 23, 2006, the court consolidated these actions as In re HCA Inc. Derivative Litigation, lead case number 3:05-CV-0968. The court stayed this action on February 27, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On March 24, 2006, a consolidated derivative complaint was filed pursuant to a prior court order.

Shareholder Derivative Lawsuit in State Court

On January 18, 2006, a current shareholder filed a derivative lawsuit, purportedly on behalf of the Company, in the Circuit Court for the State of Tennessee (Nashville District), against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. This lawsuit is substantially identical to the consolidated federal derivative litigation described above in all material respects. The court stayed this action on April 3, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us.

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

On January 13, 2006, the court stayed all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On January 17, 2006, the magistrate judge (i) consolidated Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (ii) appointed Thurman as lead plaintiff, and (iii) appointed Thurman’s attorneys as lead counsel and liaison counsel. On January 26, 2006, the court reassigned the case to United States District Court Judge William J. Haynes, Jr., who has been presiding over the federal securities class action and federal derivative lawsuits.

General Liability and Other Claims

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court, and the United States Court of Federal Claims. For a description of those proceedings, see Note 3 — Income Taxes in the notes to condensed consolidated financial statements.

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

Item 1A:  Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K other than as set forth below.

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In 2005, the Centers for Medicare and Medicaid Services (“CMS”) began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these ten quality measures, patient volumes could decline. In addition, the Deficit Reduction Act of 2005 (“DEFRA 2005”) requires that CMS expand the number of quality measures in fiscal year 2007 and future years. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

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

Section 507 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provided for an 18-month moratorium on the establishment of new specialty hospitals. Congress also required that the Medicare Payment Advisory Commission (“MedPAC”) and the Department of Health and Human Services (“HHS”) conduct studies on specialty hospitals with reports to be completed no later than 15 months after the date of enactment of MMA. The moratorium expired on June 8, 2005. In March 2005, MedPAC issued its report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care, and allow certain types of gainsharing arrangements. In May 2005, HHS issued the required report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may currently encourage the establishment of specialty hospitals and implementation of closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating, in effect, a moratorium on new specialty hospitals. DEFRA 2005 directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DEFRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS. We cannot predict whether the moratorium will be extended beyond this date. If the moratorium expires, we may face additional competition from an increased number of specialty hospitals, including hospitals owned by physicians currently on staff at our hospitals.

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

Congress has directed MedPAC to make recommendations regarding the levels of payments to health care providers under the Medicare program. For inpatient services in fiscal year 2007, MedPAC has recommended that Congress update inpatient PPS payments by the market basket minus 0.45 percentage points. For outpatient services in calendar year 2007, MedPAC has recommended that Congress update outpatient PPS payments by the market basket minus 0.45 percentage points. It is uncertain whether Congress will adopt these recommendations. If Congress adopts these recommendations, our revenues may be reduced. In addition, on April 25, 2006, CMS issued a proposed rule that would refine the diagnosis related group payment system and is currently seeking public comment on that proposal. We cannot predict the impact that any of the proposed changes, if finalized, would have on our revenues. Other Medicare payment changes may also reduce our revenues.

MMA provides for diagnosis related group (“DRG”) increases for federal fiscal years 2005 and 2006 at full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and at market basket minus 0.4 percentage points if such data is not submitted. DEFRA 2005 became effective January 1, 2006 and provides that hospitals successfully submitting certain data will receive an increase at full market basket for federal fiscal year 2007 and those not successfully submitting such data will receive an increase at market basket minus two percentage points. While we will endeavor to comply with all data submission requirements, we can make no assurances that our submissions will be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

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

As of March 31, 2006, we operated 183 hospitals, and 74 of those hospitals are located in Florida and Texas. This situation makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas, and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm. In addition, based on indications from our property insurance carriers, we anticipate that the premiums to renew our policy for 2006 will increase significantly over premiums incurred in 2005. It is also likely that our new policy will require an increase in the stated deductible and that we will not be able to obtain coverage in the amounts we have had under our previous policies. As a result of such increases in premiums and deductibles, we expect that our cash flows and profitability will be adversely affected. In addition, we can make no assurances that the property insurance we obtain will be adequate to cover losses from future hurricanes or other natural disasters.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information as of March 31, 2006 with respect to our repurchase of common stock.

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased	May Yet Be Purchased
		Average	as Part of Publicly	Under Publicly
	Total Number of	Price Paid	Announced Plans	Announced Plans or
Period	Shares Repurchased	per Share	or Programs	Programs

January 1, 2006 through January 31, 2006	8.9 million	$50.21	45.6 million	$204 million
February 1, 2006 through February 28, 2006	4.1 million	49.13	49.7 million	—
March 1, 2006 through March 31, 2006	—	—	49.7 million	—

Total for First Quarter 2006	13.0 million	$49.87	49.7 million	$—

On October 13, 2005, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.500 billion of our common stock. We completed this authorization in February 2006.

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

Date: May 10, 2006