Form 10-Q
period 2006-06-30
HCA INC/TN
filed 2006-08-04
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11239

HCA Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2497104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Park Plaza Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)

(615) 344-9551
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2006

Voting common stock, $.01 par value	388,237,500 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q
June 30, 2006

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and six months ended June 30, 2006 and 2005	3
	Condensed Consolidated Balance Sheets — June 30, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows — for the six months ended June 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
Part II.	Other Information	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	40
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits	42
Signatures		43
EX-10 CREDIT AGREEMENT 05/26/06
EX-12 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Six Months
	2006	2005	2006	2005

Revenues	$6,360	$6,070	$12,775	$12,252

Salaries and benefits	2,605	2,463	5,216	4,906
Supplies	1,091	1,042	2,205	2,093
Other operating expenses	995	981	2,032	1,953
Provision for doubtful accounts	677	541	1,273	1,115
Gains on investments	(25)	(22)	(100)	(31)
Equity in earnings of affiliates	(47)	(53)	(108)	(106)
Depreciation and amortization	352	364	697	701
Interest expense	196	165	382	329
Gains on sales of facilities	(5)	(29)	(5)	(29)

	5,839	5,452	11,592	10,931

Income before minority interests and income taxes	521	618	1,183	1,321
Minority interests in earnings of consolidated entities	46	49	101	89

Income before income taxes	475	569	1,082	1,232
Provision for income taxes	180	164	408	413

Net income	$295	$405	$674	$819

Per share data:
Basic earnings per share	$0.73	$0.91	$1.67	$1.88
Diluted earnings per share	$0.72	$0.90	$1.64	$1.84
Cash dividends declared per share	$0.17	$0.15	$0.34	$0.30
Shares used in earnings per share calculations (in thousands):
Basic	402,081	443,489	403,366	435,626
Diluted	408,202	451,731	409,731	443,739

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$736	$336
Accounts receivable, less allowance for doubtful accounts of $3,196 and $2,897	3,414	3,332
Inventories	646	616
Deferred income taxes	552	372
Other	570	559

	5,918	5,215

Property and equipment, at cost	21,592	20,818
Accumulated depreciation	(10,014)	(9,439)

	11,578	11,379

Investments of insurance subsidiary	2,134	2,134
Investments in and advances to affiliates	665	627
Goodwill	2,648	2,626
Deferred loan costs	74	85
Other	103	159

	$23,120	$22,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,240	$1,484
Accrued salaries	639	561
Other accrued expenses	1,506	1,264
Long-term debt due within one year	659	586

	4,044	3,895

Long-term debt	11,005	9,889
Professional liability risks	1,315	1,336
Deferred income taxes and other liabilities	1,029	1,414
Minority interests in equity of consolidated entities	901	828
Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 409,237,500 shares in 2006 and 417,512,700 shares in 2005	4	4
Accumulated other comprehensive income	88	130
Retained earnings	4,734	4,729

	4,826	4,863

	$23,120	$22,225

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Unaudited
(Dollars in millions)

	2006	2005

Cash flows from operating activities:
Net income	$674	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,273	1,115
Depreciation and amortization	697	701
Income taxes	(408)	222
Gains on sales of facilities	(5)	(29)
Changes in operating assets and liabilities	(1,597)	(1,236)
Other	137	99

Net cash provided by operating activities	771	1,691

Cash flows from investing activities:
Purchase of property and equipment	(820)	(625)
Acquisition of hospitals and health care entities	(105)	(84)
Disposition of hospitals and health care entities	291	36
Change in investments	(150)	(110)
Other	(11)	25

Net cash used in investing activities	(795)	(758)

Cash flows from financing activities:
Issuance of long-term debt	1,400	—
Net change in revolving bank credit facility	945	(700)
Repayment of long-term debt	(1,162)	(480)
Payment of cash dividends	(131)	(123)
Repurchases of common stock	(653)	—
Issuances of common stock	76	922
Other	(51)	(113)

Net cash provided by (used in) financing activities	424	(494)

Change in cash and cash equivalents	400	439
Cash and cash equivalents at beginning of period	336	258

Cash and cash equivalents at end of period	$736	$697

Interest payments	$351	$308
Income tax payments, net of refunds	$810	$191

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2006, these affiliates owned and operated 176 hospitals, 92 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 21 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $44 million and $43 million for the quarters ended June 30, 2006 and 2005, respectively, and $86 million and $82 million for the six months ended June 30, 2006 and 2005, respectively. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Professional Liability Insurance Claims

A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.595 billion and $1.621 billion at June 30, 2006 and December 31, 2005, respectively. The current portion of the reserves, $280 million and $285 million at June 30, 2006 and December 31, 2005, respectively, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $8 million and

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Professional Liability Insurance Claims (continued)

$59 million for the quarters ended June 30, 2006 and 2005, respectively, and $97 million and $161 million for the six months ended June 30, 2006 and 2005, respectively, and are included in “other operating expenses” in the condensed consolidated income statement. We recognized a reduction in our estimated professional liability reserves of $85 million pretax, or $0.13 per diluted share, during the second quarter of 2006. Results for the second quarter of 2005 included a reduction in our estimated professional liability reserves of $36 million pretax, or $0.05 per diluted share. The malpractice reserve reductions in 2006 and 2005 reflect the recognition by our external actuaries of improving frequency and severity claim trends. This declining frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

NOTE 2 —	SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), income before taxes for the quarter and six months ended June 30, 2006 was lower by $10 million and $18 million, respectively ($8 million and $15 million, respectively, after tax), or $0.02 and $0.04, respectively, per diluted share, than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation cost of $2 million and $7 million, respectively, were reported as financing cash flows in the quarter and six months ended June 30, 2006 compared to $72 million and $155 million, respectively, being reported as operating cash flows for the quarter and six months ended June 30, 2005.

For periods prior to the adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

determined based upon fair values at the grant dates. These pro forma amounts for the quarter and six months ended June 30, 2005 are as follows (dollars in millions, except per share amounts):

	Second	Six
	Quarter	Months
	2005	2005

Net income:
As reported	$405	$819
Share-based employee compensation expense determined under a fair value method, net of income taxes	2	9

Pro forma	$403	$810

Basic earnings per share:
As reported	$0.91	$1.88
Pro forma	$0.91	$1.86
Diluted earnings per share:
As reported	$0.90	$1.84
Pro forma	$0.89	$1.82

As of January 1, 2006, we had the following share-based compensation plans:

HCA 2005 Equity Incentive Plan

In May 2005, our stockholders approved the HCA 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is the primary plan under which stock options and restricted stock may be granted to officers, employees and directors. Prior to 2005, we primarily utilized stock option grants for equity compensation purposes. During 2005, an increasing equity compensation emphasis was placed on restricted share grants. The restricted shares granted in 2005 are subject to back-end vesting provisions, with no shares vesting in the first two years after grant and then a third of the shares vesting in each of the third, fourth and fifth years. The restricted shares granted in 2006 vest in equal annual increments over a five-year period. During the quarters ended June 30, 2006 and 2005, we recognized $13 million and $7 million, respectively, and during the six months ended June 30, 2006 and 2005, we recognized $25 million and $13 million, respectively, of compensation costs related to restricted share grants. The number of options or shares authorized under the 2005 Plan is 34,000,000 (which includes 14,000,000 shares authorized under a former plan). In addition, options granted under certain former plans that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable, in whole or in part, beginning one to four years after the grant date and ending ten years after the grant date. As of June 30, 2006, there were 28,592,500 shares available for future grants under the 2005 Plan.

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

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to graded vesting. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term of the option, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is

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

	Second Quarter		Six Months
	2006	2005	2006	2005

Risk-free interest rate	4.99%	3.86%	4.72%	3.80%
Expected volatility	28%	33%	28%	33%
Expected life, in years	5	5	5	5
Expected dividend yield	1.43%	1.25%	1.39%	1.33%

Information regarding stock option activity for the first six months of 2006 is summarized below (share amounts in thousands):

			Weighted Average
	Stock	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(dollars in millions)

Options outstanding, December 31, 2005	27,806	$36.35
Granted	1,329	47.36
Exercised	(1,200)	33.45
Cancelled	(67)	40.02

Options outstanding, June 30, 2006	27,868	37.00	5.5	$172

Options exercisable, June 30, 2006	24,456	35.47	5.0	$188

The weighted average fair values of stock options granted during the quarters ended June 30, 2006 and 2005 were $13.10 and $17.27 per share, respectively. The weighed average fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $13.69 and $15.66 per share, respectively. The total intrinsic value of stock options exercised in the six months ended June 30, 2006 was $17 million.

A summary of the status of our unvested restricted shares as of June 30, 2006 and changes during the first six months of 2006 follows (share amounts in thousands):

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Restricted shares, December 31, 2005	3,748	$43.42
Granted	2,889	49.56
Vested	(365)	43.78
Cancelled	(113)	45.33

Restricted shares, June 30, 2006	6,159	46.24

As of June 30, 2006, there was $208 million in unrecognized compensation costs related to unvested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 3.8 years. As of June 30, 2006, there was $38 million of unrecognized compensation costs related to unvested stock options. These

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

  HCA 2005 Equity Incentive Plan (continued)

costs are expected to be recognized over a weighted average period of approximately 2.7 years. During the quarter and six months ended June 30, 2006, 281,200 and 861,500, respectively, stock options vested. These stock options had aggregate fair values of $3 million and $12 million, respectively, for the quarter and six months ended June 30, 2006.

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

Employee Stock Purchase Plan (“ESPP”)

Our ESPP provides an opportunity to purchase shares of HCA common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. During the quarter and six months ended June 30, 2006, ESPP purchases of 931,000 shares were made. At June 30, 2006, 3,969,200 shares of common stock were reserved for purchase under the ESPP provisions. The fair value of the right to purchase ESPP shares was estimated using a valuation model with the weighted average assumptions indicated in the following table.

	Six Months
	2006	2005

Risk-free interest rate	4.37%	2.51%
Expected volatility	14%	25%
Expected life, in years	0.50	0.50
Expected dividend yield	1.46%	1.21%
Grant date fair value	$10.02	$8.81

Management Stock Purchase Plan (“MSPP”)

The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years. During the six months ended June 30, 2006, MSPP purchases of 66,700 shares were made at weighted average purchase date discounted (25% discount) fair value of $37.41 per share. There are 1,716,300 shares available for future purchases under this plan.

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

During the second quarter 2005, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share, related to a partial settlement reached with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units.

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

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $592 million in income taxes, interest and penalties, through June 30, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During the first quarter of 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2006 and 2005 (dollars in millions, except per share amounts, and shares in thousands):

	Second Quarter		Six Months
	2006	2005	2006	2005

Net income	$295	$405	$674	$819
Weighted average common shares outstanding	402,081	443,489	403,366	435,626
Effect of dilutive securities:
Stock options	4,817	6,970	5,062	6,817
Other	1,304	1,272	1,303	1,296

Shares used for diluted earnings per share	408,202	451,731	409,731	443,739

Earnings per share:
Basic earnings per share	$0.73	$0.91	$1.67	$1.88
Diluted earnings per share	$0.72	$0.90	$1.64	$1.84

NOTE 5 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at June 30, 2006 and December 31, 2005 follows (dollars in millions):

	June 30, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$26	$—	$(1)	$25
States and municipalities	1,120	13	(10)	1,123
Asset-backed securities	58	5	(1)	62
Corporate and other	10	—	—	10
Money market funds	239	—	—	239

	1,453	18	(12)	1,459

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	832	95	(12)	915

	842	95	(12)	925

	$2,295	$113	$(24)	2,384

Amount classified as current asset				(250)

Investment carrying value				$2,134

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2005
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,199	$27	$(5)	$1,221
Asset-backed securities	41	4	—	45
Corporate and other	22	1	—	23
Money market funds	130	—	—	130

	1,392	32	(5)	1,419

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	798	161	(4)	955

	808	161	(4)	965

	$2,200	$193	$(9)	2,384

Amount classified as current asset				(250)

Investment carrying value				$2,134

At June 30, 2006 and December 31, 2005, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. The aggregate common stock investment is comprised of 510 equity positions at June 30, 2006, with 424 positions reflecting unrealized gains and 86 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $2 million). None of the equity positions with unrealized losses at June 30, 2006 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at June 30, 2006 are not concentrated in any particular industries.

NOTE 6 —	LONG-TERM DEBT

Our revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement that expires November 2009. At June 30, 2006, we had $273 million available under the Credit Facility. At June 30, 2006, interest was payable generally at either a spread to LIBOR, plus 0.4% to 1.0% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2006, we were in compliance with all such covenants.

In May 2006, we entered into a $400 million credit agreement which matures in May 2007. Under this agreement, we have borrowed $400 million (the “2006 Term Loan”). The proceeds from the 2006 Term Loan were used for general corporate purposes.

NOTE 7 —	CONTINGENCIES

Significant Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	CONTINGENCIES (continued)

Significant Legal Proceedings (continued)

such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations and financial position in a given period.

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Second
	Quarter		Six Months
	2006	2005	2006	2005

Net income	$295	$405	$674	$819
Change in unrealized net gains on available-for-sale securities	(32)	—	(61)	(37)
Currency translation adjustments	15	(18)	19	(25)

Comprehensive income	$278	$387	$632	$757

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	COMPREHENSIVE INCOME (continued)

The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	June 30,	December 31,
	2006	2005

Net unrealized gains on available-for-sale securities	$57	$118
Currency translation adjustments	49	30
Defined benefit plans	(18)	(18)

Accumulated other comprehensive income	$88	$130

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2006 and 2005, approximately 26% and 28%, respectively, of our patient revenues related to patients participating in the Medicare program. During the six months ended June 30, 2006 and 2005, approximately 27% and 28%, respectively, of our patient revenues related to patients participating in the Medicare program.

Effective January 1, 2006, we reorganized our operations management to create a third operating group, the Central Group, and created smaller, more focused divisions and markets, along with market-based service line strategies. Our operations are structured into three geographically organized groups: the Eastern Group includes 57 consolidating hospitals located in the Eastern United States, the Central Group includes 57 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization, with prior

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

year amounts reclassified to conform to the 2006 operational structure, are summarized in the following table (dollars in millions):

	Second Quarter		Six Months
	2006	2005	2006	2005

Revenues:
Central Group	$1,410	$1,375	$2,836	$2,790
Eastern Group	2,175	2,053	4,384	4,157
Western Group	2,566	2,379	5,139	4,779
Corporate and other	209	263	416	526

	$6,360	$6,070	$12,775	$12,252

Equity in earnings of affiliates:
Central Group	$(1)	$(1)	$(3)	$(3)
Eastern Group	(1)	(1)	(2)	(2)
Western Group	(45)	(51)	(102)	(112)
Corporate and other	—	—	(1)	11

	$(47)	$(53)	$(108)	$(106)

Adjusted segment EBITDA:
Central Group	$217	$232	$461	$502
Eastern Group	331	372	705	782
Western Group	465	481	1,008	1,013
Corporate and other	51	33	83	25

	$1,064	$1,118	$2,257	$2,322

Depreciation and amortization:
Central Group	$80	$83	$158	$157
Eastern Group	107	111	214	208
Western Group	126	126	245	245
Corporate and other	39	44	80	91

	$352	$364	$697	$701

Adjusted segment EBITDA	$1,064	$1,118	$2,257	$2,322
Depreciation and amortization	352	364	697	701
Interest expense	196	165	382	329
Gains on sales of facilities	(5)	(29)	(5)	(29)

Income before minority interests and income taxes	$521	$618	$1,183	$1,321

NOTE 10 —	ACQUISITIONS AND DIVESTITURES

Effective July 1, 2006, we sold four hospitals (three in West Virginia and one in Virginia) to LifePoint Hospitals, Inc. for $256 million. If certain conditions are satisfied, we estimate a pretax gain of approximately $93 million, or $0.13 per diluted share, will be realized on the sale of the four hospitals. Certificates of Need (“CONs”) were required for the sale of the three West Virginia hospitals included in the transaction. Because filings

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	ACQUISITIONS AND DIVESTITURES (continued)

seeking the revocation of the CONs were pending at the time of the closing, we and LifePoint have agreed that under certain circumstances, LifePoint may require us to repurchase the three West Virginia hospitals. Generally, those circumstances require a final and nonappealable order revoking the CONs or an order requiring LifePoint to divest the hospitals or cease operations. In the event of such a repurchase, the repurchase price would be based upon the purchase price and adjusted for working capital changes, capital expenditures and other items. Due to the CON appeals and the repurchase provision, the recognition of the gain related to the three West Virginia hospitals of approximately $61 million pretax will be deferred until the CON appeals are resolved. A gain of approximately $32 million pretax on the sale of the hospital located in Virginia is expected to be recognized in the third quarter of 2006. The cash proceeds of $256 million related to the sale of the hospitals was received on June 30, 2006 and is included in “disposition of hospitals and health care entities” on our condensed consolidated statement of cash flows for the six months ended June 30, 2006. The results of operations of the sold hospitals were not significant to our consolidated results of operations.

During 2006, we paid $62 million to acquire three hospitals and $43 million to acquire other health care entities. The following is a summary of hospitals and other health care entities acquired during 2006 (dollars in millions):

2006

Number of hospitals	3
Number of licensed beds	433
Purchase price information:
Hospitals
Fair value of assets acquired	$81
Liabilities assumed	(19)

Net assets acquired	62
Other healthcare entities	43

Net cash paid for acquisitions	$105

During the six months ended June 30, 2005, we did not acquire any hospitals, but paid $84 million for other health care entities and recognized a previously deferred gain on the sale of certain medical office buildings of $29 million, or $0.04 per diluted share.

NOTE 11 —	SUBSEQUENT EVENT — MERGER AGREEMENT

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holding II, LLC, a Delaware limited liability company (“Parent”), and Hercules Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into HCA, with HCA continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by a consortium of private investment funds affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Merrill Lynch Global Private Equity (collectively, the “Sponsors”).

Entities affiliated with Dr. Thomas F. Frist, Jr. have agreed and certain members of our senior management team have agreed in principle (collectively, the “Rollover Shareholders”), at the request of the Sponsors, to contribute a portion of their HCA equity to Parent, or an affiliate thereof. Our Board of Directors approved the Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of disinterested directors.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUBSEQUENT EVENT — MERGER AGREEMENT (continued)

At the effective time of the Merger, each outstanding share of our common stock, other than any shares contributed by the Rollover Shareholders or shares owned by HCA, Merger Sub or by any shareholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $51.00 in cash, without interest.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The parties expect to close the transaction during the fourth quarter of 2006.

It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing. It is also anticipated that substantially all of our 8.850% Medium Term Notes due 2007, 7.000% Notes due 2007, 7.250% Notes due 2008, 5.250% Notes due 2008 and 5.500% Notes due 2009, in the aggregate principal amount of $1.36 billion, will either be tendered for or repaid, and our remaining public debt, in the principal amount of $7.49 billion, will remain outstanding.

We are aware of six asserted class action lawsuits related to the Merger filed against us, our Chairman and Chief Executive Officer, our President and Chief Operating Officer, each of our directors, and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger is the product of a flawed process, that the consideration to be paid to our shareholders in the Merger is unfair and inadequate, and breach of fiduciary duty. The complaints further allege that the Sponsors aided and abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints seek, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions as In re HCA Inc. Shareholder Litigation, case number 06-1816-III. A case making similar allegations and seeking similar relief on behalf of a purported class of shareholders has also been filed in Delaware. We believe these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits pertaining to the Merger could be filed in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger Agreement; (3) the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the Merger, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger; (5) the failure of the Merger to close for any other reason; (6) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; (7) the effect of the announcement of the Merger on our customer relationships, operating results and business generally; (8) the ability to recognize the benefits of the Merger; (9) the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger; (10) the impact of the substantial indebtedness incurred to finance the consummation of the Merger, (11) increases in the amount and risk of collectability of uninsured accounts, and deductibles and copayment amounts for insured accounts, (12) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (13) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (14) the highly competitive nature of the health care business, (15) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (16) the efforts of insurers, health care providers and others to contain health care costs, (17) the impact of our charity care and uninsured discounting policies, (18) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and our corporate integrity agreement with the government, (19) changes in federal, state or local regulations affecting the health care industry, (20) delays in receiving payments for services provided, (21) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (22) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the Securities and Exchange Commission (the “SEC”), (23) the outcome of certain class action and derivative litigation filed with respect to us, (24) the possible enactment of federal or state health care reform, (25) the increased leverage resulting from the financing of our share repurchase program, (26) the availability and terms of capital to fund the expansion of our business, (27) the continuing impact of hurricanes on our facilities, the ability to obtain recoveries under our insurance policies and the ability to secure adequate insurance coverage in future periods, (28) the resolution of the CON appeal with respect to the three West Virginia hospitals sold to LifePoint, (29) fluctuations in the market value of our common stock, (30) changes in accounting practices, (31) changes in general economic conditions, (32) future divestitures which may result in charges, (33) changes in business strategy or development plans, (34) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (35) potential liabilities and other claims that may be asserted against us, (36) the ability to develop and implement the payroll and human resources information systems within the expected time and cost projections and, upon implementation, to realize the expected benefits and efficiencies, and (37) other risk factors described in our Annual Report on Form 10-K and other filings with the SEC. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by us or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Second Quarter 2006 Operations Summary

Net income totaled $295 million, or $0.72 per diluted share, for the quarter ended June 30, 2006, compared to $405 million, or $0.90 per diluted share, for the quarter ended June 30, 2005. Shares used for diluted earnings per share for the quarter ended June 30, 2006 were 408.2 million shares, compared to 451.7 million shares for the quarter ended June 30, 2005.

Results for the second quarter of 2006 reflect a reduction in our estimated professional liability reserves of $85 million, or $0.13 per diluted share, compared to a $36 million reduction, or $0.05 per diluted share, recorded in the second quarter of 2005. The second quarter 2006 results also include additional compensation costs of $10 million, or $0.02 per diluted share, due to the expensing of stock options and employee stock purchase plan shares associated with the January 1, 2006 adoption of FASB Statement 123(R), “Share-Based Payment” and gains on sales of facilities of $5 million, or $0.01 per diluted share. Results for the second quarter of 2005 include a favorable tax settlement of $48 million, or $0.11 per diluted share, recognition of a previously deferred gain on the sale of certain medical office buildings of $29 million, or $0.04 per diluted share, and additional depreciation expense of $30 million, or $0.04 per diluted share, to correct accumulated depreciation and assure a consistent application of our accounting policies relative to certain short-lived medical equipment.

During the second quarter of 2006, same facility admissions increased 0.5% compared to the second quarter of 2005. Same facility outpatient surgeries decreased 2.1% during the second quarter of 2006 compared to the second quarter of 2005. Same facility revenue per equivalent admission increased 5.8% in the second quarter of 2006 compared to the second quarter of 2005.

For the second quarters of 2006 and 2005, the provision for doubtful accounts was 10.6% and 8.9% of revenues, respectively. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the second quarter of 2006 was 14.1% of revenues compared to 11.6% of revenues in the second quarter of 2005. Our uninsured discount policy, which became effective January 1, 2005, resulted in the recording of discounts to the uninsured of $258 million and $184 million during the second quarters of 2006 and 2005, respectively. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”

Update of Critical Accounting Policies and Estimates

Professional Liability Insurance Claims

A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.595 billion and $1.621 billion at June 30, 2006 and December 31, 2005, respectively. The current portion of these reserves, $280 million and $285 million at June 30, 2006 and December 31, 2005, respectively, is included in “other accrued expenses.” Provisions for losses related to professional liability risks were $8 million and $59 million for the quarters ended June 30, 2006 and 2005, respectively, and $97 million and $161 million for the six months ended June 30, 2006 and 2005, respectively, and are included in “other operating expenses” in our condensed consolidated income statements. We recognized a reduction in our estimated professional liability reserves of $85 million, or $0.13 per diluted share, during the second quarter of 2006 compared to a reduction of $36 million or $0.05 per diluted share, during the second quarter of 2005. The malpractice reserve reductions in the second quarters of 2006 and 2005 reflect the recognition by our external actuaries of improving frequency and severity claim trends at our facilities. This declining frequency and moderating severity can be primarily attributed to tort reform enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

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

Revenues increased 4.8% from $6.1 billion in the second quarter of 2005 to $6.4 billion for the second quarter of 2006. The increase in revenues can be attributed to the net impact of a 6.5% increase in revenue per equivalent admissions and a 1.6% decline in equivalent admissions for the second quarter of 2006 compared to the second quarter of 2005. Our uninsured discount policy, which became effective January 1, 2005, resulted in $258 million and $184 million in discounts to the uninsured being recorded during the second quarters of 2006 and 2005, respectively.

In the second quarter of 2006, consolidated admissions decreased 1.1% and same facility admissions increased 0.5% compared to the second quarter of 2005. Consolidated outpatient surgeries decreased 2.6% and same facility outpatient surgeries decreased 2.1% in the second quarter of 2006 compared to the second quarter of 2005.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2006 and 2005 are set forth in the following table.

	Second Quarter		Six Months
	2006	2005	2006	2005

Medicare	37%	38%	38%	39%
Managed Medicare	6	(a )	6	(a )
Medicaid	9	10	9	10
Managed Medicaid	6	5	6	5
Managed care and other insurers(a)	36	42	36	41
Uninsured	6	5	5	5

	100%	100%	100%	100%

(a)	Prior to 2006, managed Medicare admissions were classified as managed care.

Same facility uninsured admissions increased by 2,109 admissions, or 10.5%, in the second quarter of 2006 compared to the second quarter of 2005. Same facility uninsured admissions increased by 2,438 admissions, or 13.1%, in the first quarter of 2006 compared to the first quarter of 2005. The trend of quarterly same facility uninsured admissions growth during 2005, compared to 2004, was 3.3% during the first quarter, 5.1% during the second quarter, 15.0% during the third quarter and 15.3% during the fourth quarter.

At June 30, 2006, we had 75 hospitals in the states of Texas and Florida. During the second quarter of 2006, 53.1% of our admissions and 50.2% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 57.7% of our uninsured admissions during the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. The recording of $258 million and $184 million in discounts to the uninsured during the second quarters of 2006 and 2005, respectively, lowered the rate of growth in revenue per equivalent admission for the second quarter of 2006, compared to the second quarter of 2005. Revenue per equivalent admission increased 6.5% in the second quarter of 2006 compared to the 2005 second quarter. Adjusting for the effect of the discount policy for the uninsured, revenue per equivalent admission increased 7.5% for the second quarter of 2006 compared to the second quarter of 2005. Charity care and discounts to the uninsured totaled $608 million in the second quarter of 2006, compared to $459 million in the second quarter of 2005.

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2006 and 2005 are set forth in the following table.

	Second
	Quarter		Six Months
	2006	2005	2006	2005

Medicare	35%	36%	36%	37%
Managed Medicare	7	(a )	6	(a )
Medicaid	6	7	6	7
Managed Medicaid	3	3	3	3
Managed care and other insurers(a)	45	50	44	49
Uninsured	4	4	5	4

	100%	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and six months ended June 30, 2006 and 2005 (dollars in millions, except per share amounts):

	Second Quarter
	2006		2005
	Amount	Ratio	Amount	Ratio

Revenues	$6,360	100.0	$6,070	100.0

Salaries and benefits	2,605	41.0	2,463	40.6
Supplies	1,091	17.2	1,042	17.2
Other operating expenses	995	15.6	981	16.2
Provision for doubtful accounts	677	10.6	541	8.9
Gains on investments	(25)	(0.4)	(22)	(0.4)
Equity in earnings of affiliates	(47)	(0.7)	(53)	(0.9)
Depreciation and amortization	352	5.5	364	6.0
Interest expense	196	3.1	165	2.7
Gains on sales of facilities	(5)	(0.1)	(29)	(0.5)

	5,839	91.8	5,452	89.8

Income before minority interests and income taxes	521	8.2	618	10.2
Minority interests in earnings of consolidated entities	46	0.7	49	0.8

Income before income taxes	475	7.5	569	9.4
Provision for income taxes	180	2.9	164	2.7

Net income	$295	4.6	$405	6.7

Basic earnings per share	$0.73		$0.91
Diluted earnings per share	$0.72		$0.90
% changes from prior year:
Revenues	4.8%		4.1%
Income before income taxes	(16.7)		0.9
Net income	(27.1)		15.4
Basic earnings per share	(19.8)		24.7
Diluted earnings per share	(20.0)		25.0
Admissions(a)	(1.1)		(0.7)
Equivalent admissions(b)	(1.6)		1.5
Revenue per equivalent admission	6.5		2.6
Same facility % changes from prior year(c):
Revenues	6.0		4.3
Admissions(a)	0.5		(0.3)
Equivalent admissions(b)	0.1		1.2
Revenue per equivalent admission	5.8		3.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2006		2005
	Amount	Ratio	Amount	Ratio

Revenues	$12,775	100.0	$12,252	100.0

Salaries and benefits	5,216	40.8	4,906	40.0
Supplies	2,205	17.3	2,093	17.1
Other operating expenses	2,032	15.8	1,953	15.9
Provision for doubtful accounts	1,273	10.0	1,115	9.1
Gains on investments	(100)	(0.8)	(31)	(0.2)
Equity in earnings of affiliates	(108)	(0.8)	(106)	(0.9)
Depreciation and amortization	697	5.4	701	5.7
Interest expense	382	3.0	329	2.7
Gains on sales of facilities	(5)	—	(29)	(0.2)

	11,592	90.7	10,931	89.2

Income before minority interests and income taxes	1,183	9.3	1,321	10.8
Minority interests in earnings of consolidated entities	101	0.8	89	0.7

Income before income taxes	1,082	8.5	1,232	10.1
Provision for income taxes	408	3.2	413	3.4

Net income	$674	5.3	$819	6.7

Basic earnings per share	$1.67		$1.88
Diluted earnings per share	$1.64		$1.84
% changes from prior year:
Revenues	4.3%		4.1%
Income before income taxes	(12.2)		9.7
Net income	(17.7)		17.5
Basic earnings per share	(11.2)		30.6
Diluted earnings per share	(10.9)		30.5
Admissions(a)	(1.9)		(0.1)
Equivalent admissions(b)	(1.6)		1.6
Revenue per equivalent admission	6.0		2.4
Same facility % changes from prior year(c):
Revenues	5.5		4.5
Admissions(a)	(0.1)		0.3
Equivalent admissions(b)	0.1		1.7
Revenue per equivalent admission	5.4		2.7

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)

The results of operations for the quarters and six months ended June 30, 2006 and June 30, 2005, respectively, adjusted for the impact of HCA’s uninsured discount policy, are presented below:

	Quarter Ended June 30, 2006
						Non-GAAP%
		Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)	2006	2005	2006	2005

Revenues	$6,360	$258	$6,618	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	2,605	—	2,605	41.0	40.6	39.4	39.4
Supplies	1,091	—	1,091	17.2	17.2	16.5	16.7
Other operating expenses	995	—	995	15.6	16.2	15.0	15.5
Provision for doubtful accounts	677	258	935	10.6	8.9	14.1	11.6

Admissions	402,900		402,900
Equivalent admissions	609,900		609,900
Revenue per equivalent admission	$10,429		$10,852
% change from prior year	6.5%		7.5%

Same Facility(c):
Revenues	$6,221	$257	$6,478
Admissions	398,700		398,700
Equivalent admissions	600,500		600,500
Revenue per equivalent admission	$10,360		$10,788
% change from prior year	5.8%		6.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months Ended June 30, 2006
						Non-GAAP%
		Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)	2006	2005	2006	2005

Revenues	$12,775	$514	$13,289	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	5,216	—	5,216	40.8	40.0	39.3	39.1
Supplies	2,205	—	2,205	17.3	17.1	16.6	16.7
Other operating expenses	2,032	—	2,032	15.8	15.9	15.3	15.5
Provision for doubtful accounts	1,273	514	1,787	10.0	9.1	13.4	11.2

Admissions	823,900		823,900
Equivalent admissions	1,235,900		1,235,900
Revenue per equivalent admission	$10,336		$10,752
% change from prior year	6.0%		7.7%

Same Facility(c):
Revenues	$12,514	$512	$13,026
Admissions	817,400		817,400
Equivalent admissions	1,219,600		1,219,600
Revenue per equivalent admission	$10,261		$10,680
% change from prior year	5.4%		7.1%

(a)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. On a consolidated basis, we recorded $258 million and $184 million of uninsured discounts during the second quarters of 2006 and 2005, respectively. On a consolidated basis, we recorded $514 million and $293 million of uninsured discounts during the first six months of 2006 and 2005, respectively.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under our uninsured discount policy (non-GAAP financial measures). We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission, adjusted for the impact of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. We believe this supplemental information provides management and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2006 and 2005

Net income totaled $295 million, or $0.72 per diluted share, for the second quarter of 2006 compared to $405 million, or $0.90 per diluted share, for the second quarter of 2005. Shares used for diluted earnings per share for the quarter ended June 30, 2006 were 408.2 million shares, compared to 451.7 million shares for the quarter ended June 30, 2005.

For the second quarter of 2006, admissions decreased 1.1% and same facility admissions increased 0.5% compared to the second quarter of 2005. Outpatient surgical volumes decreased 2.6% on a consolidated basis and decreased 2.1% on a same facility basis during the second quarter of 2006, compared to the second quarter of 2005.

HCA’s uninsured discount policy, which became effective January 1, 2005, resulted in $258 million and $184 million in discounts to the uninsured being recorded during the second quarters of 2006 and 2005, respectively. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

Salaries and benefits, as a percentage of revenues, were 41.0% in the second quarter of 2006 and 40.6% in the same quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, salaries and benefits, as a percentage of revenues, were 39.4% in the second quarters of both 2006 and 2005.

Supplies as a percentage of revenues, remained flat at 17.2% in the second quarter of both 2006 and 2005. Adjusting for the effect of the discount policy for the uninsured, supplies, as a percentage of revenues, were 16.5% in the second quarter of 2006 and 16.7% in the second quarter of 2005. Supply cost per equivalent admission increased 6.4% in the second quarter of 2006 compared to the second quarter of 2005.

Other operating expenses, as a percentage of revenues, decreased to 15.6% in the second quarter of 2006 compared to 16.2% in the second quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 15.0% in the second quarter of 2006 compared to 15.5% in the second quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses for the second quarter of 2006 reflect a reduction in our estimated professional liability reserves of $85 million, or $0.13 per diluted share, compared to a $36 million reduction, or $0.05 per diluted share, recorded in the second quarter of 2005.

Provision for doubtful accounts, as a percentage of revenues, increased to 10.6% in the second quarter of 2006 compared to 8.9% in the second quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 14.1% in the second quarter of 2006 compared to 11.6% in the second quarter of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.7 billion total patient due accounts receivable balance.

Gains on investments of $25 million in the second quarter of 2006 and $22 million in the second quarter of 2005 relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates decreased from $53 million in the second quarter of 2005 to $47 million in the second quarter of 2006 due to a decrease in profits at joint ventures accounted for under the equity method of accounting.

Depreciation and amortization decreased by $12 million, from $364 million in the second quarter of 2005 to $352 million in the second quarter of 2006. During the second quarter of 2005, we incurred additional depreciation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2006 and 2005 (continued)

expense of approximately $30 million to correct accumulated depreciation of certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.

Interest expense increased from $165 million in the second quarter of 2005 to $196 million in the second quarter of 2006. Interest expense increased due to both an increase in our average debt outstanding and an increase in interest rates. Our average debt balance was $11.533 billion for the second quarter of 2006 compared to $9.726 billion for the second quarter of 2005. The average interest rate for our long term debt increased from 6.87% at June 30, 2005 to 7.01% at June 30, 2006.

Minority interests in earnings of consolidated entities decreased from $49 million for the second quarter of 2005 to $46 million for the second quarter of 2006.

The effective tax rate was 37.8% in the second quarter of 2006 and 28.9% in the second quarter of 2005. The effective tax rate for the second quarter of 2005 was reduced due to a favorable tax settlement of $48 million related to the divesture of certain noncore business units. Excluding the effect of the $48 million tax benefit, the effective tax rate for the second quarter of 2005 would have been 37.3%.

Six Months Ended June 30, 2006 and 2005

Net income totaled $674 million, or $1.64 per diluted share, in the six months ended June 30, 2006 compared to $819 million, or $1.84 per diluted share, in the six months ended June 30, 2005. Shares used for diluted earnings per share for the six months ended June 30, 2006 were 409.7 million shares, compared to 443.7 million shares for the six months ended June 30, 2005.

For the first six months of 2006, admissions decreased 1.9% and same facility admissions decreased 0.1% compared to the first six months of 2005. Outpatient surgical volumes decreased 0.9% on a consolidated basis and decreased 0.6% on a same facility basis compared to the first six months of 2005.

HCA’s uninsured discount policy, which became effective January 1, 2005, resulted in $514 million and $293 million in discounts to the uninsured being recorded during the first six months of 2006 and 2005, respectively. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

Salaries and benefits, as a percentage of revenues, were 40.8% in the first six months of 2006 and 40.0% in the first six months of 2005. Adjusting for the effect of the discount policy for the uninsured, salaries and benefits, as a percentage of revenues, increased slightly to 39.3% in the first six months of 2006 from 39.1% in the first six months of 2005.

Supplies, as a percentage of revenues, were 17.3% in the first six months of 2006 compared to 17.1% in the first six months of 2005. Adjusting for the effect of the discount policy for the uninsured, supplies, as a percentage of revenues, were 16.6% in the first six months of 2006 and 16.7% in the first six months of 2005. Supply cost per equivalent admission increased 7.1% in the first six months of 2006.

Other operating expenses, as a percentage of revenues, were 15.8% in the first six months of 2006 compared to 15.9% in the first six months of 2005. Adjusting for the effect of the discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 15.3% in the first six months of 2006 compared to 15.5% in the first six months of 2005. Other operating expenses for the first six months of 2006 reflect a reduction in our estimated professional liability reserves of $85 million, or $0.13 per diluted share, compared to a $36 million reduction, or $0.05 per diluted share, recorded in the first six months of 2005. Other operating expenses is primarily

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2006 and 2005 (continued)

comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes.

Provision for doubtful accounts, as a percentage of revenues, was 10.0% in the first six months of 2006 compared to 9.1% in the first six months of 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 13.4% in the first six months of 2006 compared to 11.2% in the first six months of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.7 billion total patient due accounts receivable balance.

Gains on investments of $100 million in the first six months of 2006 and $31 million in the first six months of 2005 relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates increased from $106 million in the first six months of 2005 to $108 million in the first six months of 2006 due to an increase in profits at joint ventures accounted for under the equity method of accounting.

Depreciation and amortization decreased by $4 million, from $701 million in the first six months of 2005 to $697 million in the first six months of 2006. During the six months ended June 30, 2005, we incurred additional depreciation expense of approximately $44 million to correct accumulated depreciation of certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.

Interest expense increased from $329 million in the first six months of 2005 to $382 million in the first six months of 2006. Our average debt balance was $11.213 billion for first six months of 2006 compared to $10.004 billion for the first six months of 2005. The average interest rate for our long term debt increased from 6.87% at June 30, 2005 to 7.01% at June 30, 2006.

The effective tax rate was 37.7% in the first six months of 2006 and 33.6% in the first six months of 2005. The effective tax rate for the six months ended June 30, 2005 was reduced due to a favorable tax settlement of $48 million related to the divesture of certain noncore business units. Excluding the effect of the $48 million tax benefit, the effective tax rate for the first six months of 2005 would have been 37.4%.

Liquidity and Capital Resources

Cash provided by operating activities totaled $771 million in the first six months of 2006 compared to $1.691 billion in the first six months of 2005. Net income was $145 million lower in the first six months of 2006 compared to the first six months of 2005. In the first six months of 2006, we made $810 million in tax payments, net of refunds, and in the first six months of 2005, we made tax payments, net of refunds, of $191 million. Working capital totaled $1.874 billion at June 30, 2006 and $1.320 billion at December 31, 2005.

Cash used in investing activities was $795 million in the first six months of 2006 compared to $758 million in the first six months of 2005. Excluding acquisitions, capital expenditures were $820 million in the first six months of 2006 and $625 million in the first six months of 2005. Capital expenditures are expected to approximate $1.9 billion in 2006. At June 30, 2006, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Effective July 1, 2006, we sold four hospitals (three in West Virginia and one in Virginia) to LifePoint Hospitals, Inc. for $256 million. If certain conditions are satisfied, we estimate a pretax gain of approximately $93 million, or $0.13 per diluted share, will be realized on the sale of the four hospitals. Certificates of Need

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

(“CONs”) were required for the sale of the three West Virginia hospitals included in the transaction. Because filings seeking the revocation of the CONs were pending at the time of closing, we and LifePoint have agreed that, under certain circumstances LifePoint may require us to repurchase the three West Virginia hospitals. Generally, those circumstances require a final and nonappealable order revoking the CONs or an order requiring LifePoint to divest the hospitals or cease operations. In the event of such a repurchase, the repurchase price would be based upon the purchase price and adjusted for working capital changes, capital expenditures and other items. The cash proceeds of $256 million related to the sale of the hospitals was received on June 30, 2006 and is included in “disposition of hospitals and health care entities” on our condensed consolidated statement of cash flows for the six months ended June 30, 2006.

Cash provided by financing activities totaled $424 million during the first six months of 2006 compared to cash used of $494 million during the first six months of 2005. During the first six months of 2006, we increased net borrowings by $1.183 billion and repurchased 13.0 million shares of common stock for $653 million.

In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($643 million available as of July 31, 2006) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions. It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing.

Investments of our professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.384 billion at both June 30, 2006 and December 31, 2005, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. The estimation of the timing of claims payments beyond a year can vary significantly. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts of $44 million at June 30, 2006 and $43 million at December 31, 2005 are included in other assets.

Share Repurchase Activities

On October 14, 2005, we commenced a modified “Dutch” auction tender offer to purchase up to $2.5 billion of our common stock. In November 2005, we closed the tender offer and repurchased 28.7 million shares of our common stock for an aggregate price of $1.437 billion ($50.00 per share). We also repurchased 8.0 million shares of our common stock for $412 million, through open market purchases, during the fourth quarter of 2005. During the first six months of 2006, we repurchased 13.0 million shares of our common stock for $651 million, through open market purchases, which completed this authorization.

Financing Activities

HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on our credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of June 30, 2006, we were in compliance with all such covenants.

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

In May 2006, we entered into a $400 million credit agreement which matures in May 2007. Under this agreement, we borrowed $400 million (the “2006 Term Loan”). The proceeds from the 2006 Term Loan were used for general corporate purposes.

Merger Agreement

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holding II, LLC, a Delaware limited liability company (“Parent”), and Hercules Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into HCA, with HCA continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by a consortium of private investment funds affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Merrill Lynch Global Private Equity (collectively, the “Sponsors”).

It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing. It is also anticipated that substantially all of our 8.850% Medium Term Notes due 2007, 7.000% Notes due 2007, 7.250% Notes due 2008, 5.250% Notes due 2008 and 5.500% Notes due 2009, in the aggregate principal amount of $1.36 billion, will either be tendered for or repaid, and our remaining public debt, in the principal amount of $7.49 billion, will remain outstanding.

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.459 billion and $925 million, respectively, at June 30, 2006. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require us to make additional investments to enable the insurance subsidiary to satisfy its minimum capital requirements.

Management evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At June 30, 2006, we had a net unrealized gain of $89 million on the insurance subsidiary’s investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.406 billion of long-term debt at June 30, 2006 is subject to variable rates of interest, while the remaining balance in long-term debt of $8.258 billion at June 30, 2006 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, our credit rating affect our variable interest rates. Our variable rate debt is primarily comprised of amounts outstanding under the 2004 Credit Agreement, the 2006 Term Loan and fixed rate notes on which interest rate swaps have been employed. The 2004 Credit Agreement consists of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% and the 2004 Term Loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%. The 2006 Term Loan is subject to the same interest rates and conditions as the 2004 Term Loan. The fixed rate notes on which interest rate swaps have been employed have interest that is payable at LIBOR plus 1.39% to 1.59%. Due to increases in LIBOR, the average rate for our long-term debt increased from 6.87% at June 30, 2005 to 7.01% at June 30, 2006. The estimated fair value of our total long-term debt was $11.279 billion at June 30, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $34 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

During the second quarter 2005, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share, related to a partial settlement reached with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pending IRS Disputes (continued)

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $592 million in income taxes, interest and penalties, through June 30, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During the first quarter of 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2006	2005

CONSOLIDATING
Number of hospitals in operation at(a):
March 31	176	183
June 30	176	183
September 30		180
December 31		175
Number of freestanding outpatient surgical centers in operation at:
March 31	91	84
June 30	92	84
September 30		86
December 31		87
Licensed hospital beds at(b):
March 31	41,539	41,892
June 30	41,300	42,013
September 30		42,119
December 31		41,265
Weighted average licensed beds(c):
Quarter:
First	41,255	41,856
Second	41,263	41,948
Third		42,089
Fourth		41,713
Year		41,902
Average daily census(d):
Quarter:
First	23,228	23,991
Second	21,682	22,078
Third		21,343
Fourth		21,525
Year		22,225
Admissions(e):
Quarter:
First	421,000	432,600
Second	402,900	407,600
Third		405,100
Fourth		402,500
Year		1,647,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2006	2005

Equivalent admissions(f):
Quarter:
First	626,000	636,400
Second	609,900	619,700
Third		615,500
Fourth		605,000
Year		2,476,600
Average length of stay (days)(g):
Quarter:
First	5.0	5.0
Second	4.9	4.9
Third		4.8
Fourth		4.9
Year		4.9
Emergency room visits(h):
Quarter:
First	1,332,500	1,391,800
Second	1,325,600	1,345,600
Third		1,357,700
Fourth		1,320,100
Year		5,415,200
Outpatient surgeries(i):
Quarter:
First	212,900	211,000
Second	210,700	216,200
Third		206,300
Fourth		203,100
Year		836,600
Inpatient surgeries(j):
Quarter:
First	135,300	135,500
Second	134,000	136,400
Third		136,300
Fourth		133,200
Year		541,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

	2006	2005

Days in accounts receivable(k):
Quarter:
First	49	47
Second	49	48
Third		48
Fourth		50
Year		50
Gross patient revenues(l) (dollars in millions):
Quarter:
First	$21,530	$19,988
Second	20,908	19,453
Third		19,042
Fourth		20,179
Year		78,662
Outpatient revenues as a % of patient revenues(m)
Quarter:
First	36%	36%
Second	37%	38%
Third		36%
Fourth		36%
Year		36%
NONCONSOLIDATING(n)
Number of hospitals in operation at:
March 31	7	7
June 30	7	7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	7	8
June 30	9	8
September 30		8
December 31		7
Licensed hospital beds at:
March 31	2,249	2,231
June 30	2,249	2,231
September 30		2,231
December 31		2,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data (continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 - 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2006:
Medicare and Medicaid	12%	1%	2%
Managed care and other discounted	21	4	4
Uninsured	21	11	24

Total	54%	16%	30%

(a)	Three hospitals located on the same campus have been consolidated and, as of September 30, 2005, counted as one hospital.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(d)	Represents the average number of patients in our hospital beds each day.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the number of patients treated in our emergency rooms.

(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(k)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(l)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(m)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(n)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Securities Class Action Litigation

In November 2005, two putative federal securities law class actions were filed in the United States District Court for the Middle District of Tennessee on behalf of persons who purchased our stock between January 12, 2005 and July  12, 2005. These substantially similar lawsuits asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, against us, our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and

other officers related to our July 13, 2005, announcement of preliminary results of operations for the second quarter ended June 30, 2005.

On January 5, 2006, the court consolidated these actions and all later-filed related securities actions under the caption In re HCA Inc. Securities Litigation, case number 3:05-CV-00960. Pursuant to federal statute, on January 25, 2006, the court appointed co-lead plaintiffs to represent the interests of the asserted class members in this litigation. Co-lead plaintiffs filed a consolidated amended complaint on April 21, 2006. We believe that the allegations contained within these class action lawsuits are without merit and intend to vigorously defend the litigation.

On June 27, 2006, the Company and each of the defendants moved to dismiss the consolidated amended complaint. We expect that the plaintiffs will file a brief in opposition to those motions on or before September 8, 2006, and oral argument is expected to occur on December 8, 2006.

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

On July 25, 2006 the derivative plaintiffs moved the District Court to grant them leave to file an amended, consolidated derivative complaint that would assert, in addition to their previous derivative claims, claims purportedly on behalf of all of our shareholders against our Board of Directors for breach of fiduciary duties in connection with the Merger. The proposed amended complaint also asserts claims of aiding and abetting the breach of fiduciary duties against Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity and the financial institutions that are providing financing in connection with the Merger. The amended complaint seeks to be certified as a class action as to its new claims relating to the Merger. Such claims are substantially similar to the claims asserted in the state court litigation related to the Merger described below. In their motion, plaintiffs also move the Court to lift the stay of discovery in the case.

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

Merger Litigation in State Court

We are aware of six asserted class action lawsuits related to the Merger filed against us, our Chairman and Chief Executive Officer, our President and Chief Operating Officer, and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger is the product of a flawed process, that the consideration to be paid to our shareholders in the Merger is unfair and inadequate, and breach of fiduciary duty. The complaints further allege that the Sponsors abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints seek, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions as In re HCA Inc. Shareholder Litigation, case number 06-1816-III. A case making similar allegations and seeking similar relief on behalf of a purported class of shareholders has also been filed in Delaware. We believe these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits pertaining to the Merger could be filed in the future.

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

Failure To Complete The Proposed Merger Could Negatively Affect Us.

On July 24, 2006, we entered into the Merger Agreement. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we will be subject to several risks, including the following:

•	the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our common stock;

•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed;

•	under certain circumstances, if the Merger is not completed, we may be required to pay the buyer a termination fee of up to $500 million or reimburse the buyer for its out-of-pocket expenses in connection with the Merger, up to $50 million (although any termination fee payable would be net of reimbursed expenses);

•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the Merger may require substantial commitments of their time and resources;

•	uncertainty about the effect of the Merger may adversely affect our relationships with our employees, physicians, suppliers and other persons with whom we have business relationships; and

•	we are aware of numerous lawsuits that have been filed against us as a result of the announcement of the Merger and there may be additional lawsuits filed against us relating to the Merger.

We Have Been The Subject Of Governmental Investigations, Claims And Litigation.

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

Subsequently, HCA and certain of our executive officers and directors were named in various federal securities law class actions and several shareholders have filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee of HCA filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act, and we have been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of the investigations or any related lawsuits or the effect that findings in such investigations or lawsuits adverse to us may have on us.

On July 24, 2006, we announced that we had entered into the Merger Agreement. In connection with the Merger, we are aware of seven asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors, and the Sponsors, as well as a motion by the federal derivative plaintiffs seeking leave to amend their complaint to add claims related to the Merger. Additional lawsuits pertaining to the Merger could be filed in the future. While we believe these lawsuits are without merit and plan to defend them vigorously, adverse findings in these lawsuits may have an adverse effect on our ability to consummate the merger. These proceedings are described in greater detail in Part II, Item 1, “Legal Proceedings.”

Our Facilities Are Heavily Concentrated In Florida And Texas, Which Makes Us Sensitive To Regulatory, Economic, Environmental And Competitive Changes In Those States.

As of June 30, 2006, we operated 183 hospitals, and 75 of those hospitals are located in Florida and Texas. This situation makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas, and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm. In addition, the premiums to renew our property insurance policy for 2006 increased significantly over premiums incurred in 2005. Our new policy also includes an increase in the stated deductible and we were not able to obtain coverage in the amounts we have had under our previous policies. As a result of such increases in premiums and deductibles, we expect that our cash flows and profitability will be adversely affected. In addition, we can make no assurances that the property insurance we obtain will be adequate to cover losses from future hurricanes or other natural disasters.

Item 4:  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 25, 2006. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Withheld

1.	Election of Directors:
	C. Michael Armstrong	338,222,962	5,351,754
	Magdalena H. Averhoff, M.D.	334,064,791	9,509,925
	Jack O. Bovender, Jr.	333,215,406	10,359,310
	Richard M. Bracken	333,437,749	10,136,967
	Martin Feldstein	334,800,655	8,774,061
	Thomas F. Frist, Jr., M.D.	326,949,428	16,625,288
	Frederick W. Gluck	334,813,730	8,760,986
	Glenda A. Hatchett	338,252,751	5,321,965
	Charles O. Holliday, Jr.	334,811,478	8,763,238
	T. Michael Long	334,046,374	9,528,342
	John H. McArthur	337,447,736	6,126,980
	Kent C. Nelson	338,306,539	5,268,177
	Frank S. Royal, M.D.	257,465,259	86,109,457
	Harold T. Shapiro	337,702,652	5,872,064

		Votes in Favor	Votes Against	Abstentions	Broker Non-Votes

2.	Ratification of the appointment of Ernst & Young LLP as HCA’s independent registered public accounting firm	334,406,733	7,145,965	2,022,021	—
3.	Shareholder Proposal on adoption of a policy that a significant portion of future stock option grants to senior executives be performance-based	119,483,192	196,124,385	2,366,646	25,600,496
4.	Shareholder Proposal on adoption of a policy under which senior executives and directors commit to hold at least 75 percent of all HCA shares they obtain or receive through equity-based compensation programs	65,191,774	247,086,789	5,695,654	25,600,502

Item 6:  Exhibits

(a) List of Exhibits:

Exhibit 10 —	$400 million Credit Agreement, dated May 26, 2006, by and among HCA Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner, and Merrill Lynch Capital Corporation, as Administrative Agent.

Exhibit 12 — Statement re: Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 —	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 —	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 —	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

By:	/s/ R. Milton Johnson
R. Milton Johnson
Executive Vice President and
Chief Financial Officer

Date: August 4, 2006