Form 10-Q
period 2006-09-30
HCA INC/TN
filed 2006-10-31
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2006

Voting common stock, $.01 par value	388,679,600 shares
Nonvoting common stock, $.01 par value	21,000,000 shares

HCA INC.

Form 10-Q
September 30, 2006

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Unaudited
(Dollars in millions, except per share amounts)

	Quarter		Nine Months
	2006	2005	2006	2005

Revenues	$6,213	$6,025	$18,988	$18,277

Salaries and benefits	2,600	2,484	7,816	7,390
Supplies	1,046	1,009	3,251	3,102
Other operating expenses	1,037	1,030	3,069	2,983
Provision for doubtful accounts	677	618	1,950	1,733
Gains on investments	(40)	(21)	(140)	(52)
Equity in earnings of affiliates	(43)	(44)	(151)	(150)
Depreciation and amortization	348	337	1,045	1,038
Interest expense	200	160	582	489
Gains on sales of facilities	(41)	—	(46)	(29)
Transaction costs	9	—	9	—

	5,793	5,573	17,385	16,504

Income before minority interests and income taxes	420	452	1,603	1,773
Minority interests in earnings of consolidated entities	44	43	145	132

Income before income taxes	376	409	1,458	1,641
Provision for income taxes	136	129	544	542

Net income	$240	$280	$914	$1,099

Per share data:
Basic earnings per share	$0.59	$0.63	$2.26	$2.50
Diluted earnings per share	$0.58	$0.62	$2.23	$2.46
Cash dividends declared per share	$—	$0.15	$0.34	$0.45
Shares used in earnings per share calculations (in thousands):
Basic	403,461	448,654	403,398	440,016
Diluted	411,151	454,878	410,205	447,500

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$541	$336
Accounts receivable, less allowance for doubtful accounts of $3,353 and $2,897	3,567	3,332
Inventories	659	616
Deferred income taxes	588	372
Other	462	559

	5,817	5,215

Property and equipment, at cost	21,957	20,818
Accumulated depreciation	(10,248)	(9,439)

	11,709	11,379

Investments of insurance subsidiary	2,105	2,134
Investments in and advances to affiliates	680	627
Goodwill	2,663	2,626
Deferred loan costs	72	85
Other	79	159

	$23,125	$22,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268	$1,484
Accrued salaries	638	561
Other accrued expenses	1,345	1,264
Long-term debt due within one year	831	586

	4,082	3,895

Long-term debt	10,512	9,889
Professional liability risks	1,351	1,336
Deferred income taxes and other liabilities	1,135	1,414
Minority interests in equity of consolidated entities	919	828

Stockholders’ equity:
Common stock $.01 par; authorized 1,650,000,000 shares; outstanding 409,679,600 shares in 2006 and 417,512,700 shares in 2005	4	4
Accumulated other comprehensive income	100	130
Retained earnings	5,022	4,729

	5,126	4,863

	$23,125	$22,225

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Unaudited
(Dollars in millions)

	2006	2005

Cash flows from operating activities:
Net income	$914	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,950	1,733
Depreciation and amortization	1,045	1,038
Income taxes	(399)	158
Gains on sales of facilities	(46)	(29)
Changes in operating assets and liabilities	(2,250)	(1,521)
Other	210	151

Net cash provided by operating activities	1,424	2,629

Cash flows from investing activities:
Purchase of property and equipment	(1,330)	(1,048)
Acquisition of hospitals and health care entities	(103)	(100)
Disposition of hospitals and health care entities	328	57
Change in investments	(122)	(206)
Other	1	23

Net cash used in investing activities	(1,226)	(1,274)

Cash flows from financing activities:
Issuance of long-term debt	1,400	—
Net change in revolving bank credit facility	665	(700)
Repayment of long-term debt	(1,222)	(560)
Payment of cash dividends	(201)	(191)
Repurchases of common stock	(653)	—
Issuances of common stock	97	947
Other	(79)	(159)

Net cash provided by (used in) financing activities	7	(663)

Change in cash and cash equivalents	205	692
Cash and cash equivalents at beginning of period	336	258

Cash and cash equivalents at end of period	$541	$950

Interest payments	$554	$454
Income tax payments, net of refunds	$935	$384

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2006, these affiliates owned and operated 172 hospitals, 95 freestanding surgery centers and facilities which provide extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate seven hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 21 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $47 million and $44 million for the quarters ended September 30, 2006 and 2005, respectively, and $133 million and $126 million for the nine months ended September 30, 2006 and 2005, respectively. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Professional Liability Insurance Claims

A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary, which is funded annually. Reserves for professional liability risks were $1.621 billion at September 30, 2006 and December 31, 2005. The current portion of the reserves, $270 million and $285 million at September 30, 2006 and December 31, 2005, respectively, is included in “other accrued expenses” in the condensed consolidated balance sheet. Provisions for losses related to professional liability risks were $81 million and $95 million for the quarters ended September 30, 2006 and 2005, respectively, and $178 million and $256 million for the nine months ended September 30, 2006 and 2005, respectively, and are included in “other operating expenses” in the condensed consolidated income statement. We recognized a reduction in our estimated professional liability reserves of $85 million pretax, or $0.13 per diluted share, during the nine months ended September 30, 2006. Results for the nine months ended September 30, 2005 included a reduction in our estimated professional liability reserves of $36 million pretax, or $0.05 per diluted share. The malpractice reserve reductions in 2006 and 2005 reflect the recognition by our external actuaries of improving frequency and severity claim trends. This declining frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

Recent Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued the final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Pronouncements (continued)

No. 109, “Accounting for Income Taxes.” FIN 48 requires expanded disclosures, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures will be required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting FIN 48.

During September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to: recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. We do not expect the adoption of SFAS 158 to have a material effect on our financial position.

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

As a result of adopting SFAS 123(R), income before taxes for the quarter and nine months ended September 30, 2006 was lower by $11 million and $29 million, respectively ($8 million and $23 million, respectively, after tax), or $0.02 and $0.06, respectively, per diluted share, than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation cost of $2 million and $9 million, respectively, were reported as financing cash flows in the quarter and nine months ended September 30, 2006 compared to $4 million and $159 million, respectively, being reported as operating cash flows for the quarter and nine months ended September 30, 2005.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

For periods prior to the adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the quarter and nine months ended September 30, 2005 are as follows (dollars in millions, except per share amounts):

	Third	Nine
	Quarter	Months
	2005	2005

Net income:
As reported	$280	$1,099
Share-based employee compensation expense determined under a fair value method, net of income taxes	5	14

Pro forma	$275	$1,085

Basic earnings per share:
As reported	$0.63	$2.50
Pro forma	$0.61	$2.47
Diluted earnings per share:
As reported	$0.62	$2.46
Pro forma	$0.60	$2.42

As of January 1, 2006, we had the following share-based compensation plans:

HCA 2005 Equity Incentive Plan

In May 2005, our stockholders approved the HCA 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is the primary plan under which stock options and restricted stock may be granted to officers, employees and directors. Prior to 2005, we primarily utilized stock option grants for equity compensation purposes. During 2005, an increasing equity compensation emphasis was placed on restricted share grants. The restricted shares granted in 2005 are subject to back-end vesting provisions, with no shares vesting in the first two years after grant and then a third of the shares vesting in each of the third, fourth and fifth years. The restricted shares granted in 2006 vest in equal annual increments over a five-year period. During the quarters ended September 30, 2006 and 2005, we recognized $15 million and $9 million, respectively, and during the nine months ended September 30, 2006 and 2005, we recognized $40 million and $22 million, respectively, of compensation costs related to restricted share grants. The number of options or shares authorized under the 2005 Plan is 34,000,000 (which includes 14,000,000 shares authorized under a former plan). In addition, options granted under certain former plans that are cancelled become available for subsequent grants. Exercise provisions vary, but options are generally exercisable, in whole or in part, beginning one to four years after the grant date and ending ten years after the grant date. As of September 30, 2006, there were 28,203,000 shares available for future grants under the 2005 Plan. Options to purchase common stock have also been granted to officers, employees and directors under various predecessor plans. Options granted have exercise prices no less than the market price on the date of grant. Dividends are not paid on unexercised stock options, but are generally paid on unvested restricted shares.

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to graded vesting. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date. The expected

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

	Third Quarter		Nine Months
	2006	2005	2006	2005

Risk-free interest rate	4.79%	4.02%	4.73%	3.87%
Expected volatility	27%	33%	28%	33%
Expected life, in years	5	5	5	5
Expected dividend yield	1.48%	1.22%	1.42%	1.30%

Information regarding stock option activity for the first nine months of 2006 is summarized below (share amounts in thousands):

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(dollars in millions)

Options outstanding, December 31, 2005	27,806	$36.35
Granted	1,968	48.13
Exercised	(1,690)	34.70
Cancelled	(211)	38.34

Options outstanding, September 30, 2006	27,873	37.27	5.4	$352

Options exercisable, September 30, 2006	23,880	35.43	4.7	$345

The weighted average fair values of stock options granted during the quarters ended September 30, 2006 and 2005 were $14.04 and $15.72 per share, respectively. The weighed average fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $13.82 and $15.68 per share, respectively. The total intrinsic value of stock options exercised in the nine months ended September 30, 2006 was $22 million.

A summary of the status of our unvested restricted shares as of September 30, 2006 and changes during the first nine months of 2006 follows (share amounts in thousands):

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Restricted shares, December 31, 2005	3,748	$43.42
Granted	2,979	49.11
Vested	(480)	41.27
Cancelled	(222)	45.93

Restricted shares, September 30, 2006	6,025	46.31

As of September 30, 2006, there was $195 million in unrecognized compensation costs related to unvested restricted shares. This cost is expected to be recognized over a weighted average period of approximately 3.6 years. As of September 30, 2006, there was $40 million of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of approximately 2.5 years. During the quarter and nine months ended September 30, 2006, 17,800 and 876,200, respectively, stock options

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

  HCA 2005 Equity Incentive Plan (continued)

vested. These stock options had aggregate fair values of $190 thousand and $12 million, respectively, for the quarter and nine months ended September 30, 2006. If the Merger (see Note 11 — Merger Agreement) is consummated, all unvested stock options and restricted shares will become vested and all related unrecognized compensation costs will be recognized during the period in which the transaction is consummated.

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

Employee Stock Purchase Plan (“ESPP”)

Our ESPP provides an opportunity to purchase shares of HCA common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. During the nine months ended September 30, 2006, ESPP purchases of 931,000 shares were made. At September 30, 2006, 3,969,200 shares of common stock were reserved for purchase under the ESPP provisions. The fair value of the right to purchase ESPP shares was estimated using a valuation model with the weighted average assumptions indicated in the following table.

	Nine Months
	2006	2005

Risk-free interest rate	4.37%	2.51%
Expected volatility	14%	25%
Expected life, in years	0.50	0.50
Expected dividend yield	1.46%	1.21%
Grant date fair value	$10.02	$8.81

Management Stock Purchase Plan (“MSPP”)

The MSPP allows eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares are made twice a year and the shares vest after three years. During the quarter and nine months ended September 30, 2006, respectively, MSPP purchases of 89,900 shares and 156,600 shares were made at weighted average purchase date discounted (25% discount) fair values of $34.56 per share and $35.77 per share, respectively. There are 1,627,600 shares available for future purchases under this plan.

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

During the third quarter of 2005, we recorded a tax benefit of $22 million, or $0.05 per diluted share, related to the repatriation of accumulated earnings from our international subsidiaries.

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

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2004, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $662 million in income taxes, interest and penalties, through September 30, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2006 and 2005 (dollars in millions, except per share amounts, and shares in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005

Net income	$240	$280	$914	$1,099
Weighted average common shares outstanding	403,461	448,654	403,398	440,016
Effect of dilutive securities:
Stock options	6,009	4,927	5,378	6,187
Other	1,681	1,297	1,429	1,297

Shares used for diluted earnings per share	411,151	454,878	410,205	447,500

Earnings per share:
Basic earnings per share	$0.59	$0.63	$2.26	$2.50
Diluted earnings per share	$0.58	$0.62	$2.23	$2.46

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	— INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at September 30, 2006 and December 31, 2005 follows (dollars in millions):

	September 30, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
United States Government	$229	$—	$—	$229
States and municipalities	1,133	26	(2)	1,157
Asset-backed securities	57	4	—	61
Corporate and other	9	—	—	9
Money market funds	359	—	—	359

	1,787	30	(2)	1,815

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	562	80	(3)	639

	572	80	(3)	649

	$2,359	$110	$(5)	2,464

Amount classified as current asset				(359)

Investment carrying value				$2,105

	December 31, 2005
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,199	$27	$(5)	$1,221
Asset-backed securities	41	4	—	45
Corporate and other	22	1	—	23
Money market funds	130	—	—	130

	1,392	32	(5)	1,419

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	798	161	(4)	955

	808	161	(4)	965

	$2,200	$193	$(9)	2,384

Amount classified as current asset				(250)

Investment carrying value				$2,134

At September 30, 2006 and December 31, 2005, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. The aggregate common stock investment is comprised of 451 equity positions at September 30, 2006, with 415 positions reflecting

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

unrealized gains and 36 positions reflecting unrealized losses (none of the individual unrealized loss positions exceed $1 million). None of the equity positions with unrealized losses at September 30, 2006 represent situations where there is a continuous decline of more than 20% from cost for more than one year. The equity positions (including those with unrealized losses) at September 30, 2006 are not concentrated in any particular industries.

NOTE 6 — LONG-TERM DEBT

Our revolving credit facility (the “Credit Facility”) is a $1.75 billion agreement that expires November 2009. At September 30, 2006, we had $557 million available under the Credit Facility. At September 30, 2006, interest was payable generally at either a spread to LIBOR, plus 0.4% to 1.0% (depending on HCA’s credit ratings), the prime lending rate or a competitive bid rate. The Credit Facility contains customary covenants which include (i) a limitation on debt levels, (ii) a limitation on sales of assets, mergers and changes of ownership and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2006, we were in compliance with all such covenants.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2006 and 2005 are as follows (dollars in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005

Net income	$240	$280	$914	$1,099
Change in unrealized net gains on available-for-sale securities	10	(3)	(51)	(40)
Currency translation adjustments	2	(4)	21	(29)

Comprehensive income	$252	$273	$884	$1,030

The components of accumulated other comprehensive income, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2006	2005

Net unrealized gains on available-for-sale securities	$67	$118
Currency translation adjustments	51	30
Defined benefit plans	(18)	(18)

Accumulated other comprehensive income	$100	$130

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2006 and 2005, approximately 25% and 27%, respectively, of our patient revenues related to patients participating in the Medicare program. During the nine months ended September 30, 2006 and 2005, approximately 26% and 28%, respectively, of our patient revenues related to patients participating in the Medicare program.

Effective January 1, 2006, we reorganized our operations management to create a third operating group, the Central Group, and created smaller, more focused divisions and markets, along with market-based service line strategies. Our operations are structured into three geographically organized groups: the Eastern Group includes 57 consolidating hospitals located in the Eastern United States, the Central Group includes 53 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, transaction costs, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

amortization, with prior year amounts reclassified to conform to the 2006 operational structure, are summarized in the following table (dollars in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005

Revenues:
Central Group	$1,326	$1,363	$4,162	$4,153
Eastern Group	2,081	1,986	6,465	6,143
Western Group	2,590	2,424	7,729	7,203
Corporate and other	216	252	632	778

	$6,213	$6,025	$18,988	$18,277

Equity in earnings of affiliates:
Central Group	$(1)	$(2)	$(4)	$(5)
Eastern Group	—	(1)	(2)	(3)
Western Group	(41)	(40)	(143)	(152)
Corporate and other	(1)	(1)	(2)	10

	$(43)	$(44)	$(151)	$(150)

Adjusted segment EBITDA:
Central Group	$170	$235	$631	$737
Eastern Group	273	292	978	1,074
Western Group	489	464	1,497	1,477
Corporate and other	4	(42)	87	(17)

	$936	$949	$3,193	$3,271

Depreciation and amortization:
Central Group	$74	$77	$232	$234
Eastern Group	108	100	322	308
Western Group	121	117	366	362
Corporate and other	45	43	125	134

	$348	$337	$1,045	$1,038

Adjusted segment EBITDA	$936	$949	$3,193	$3,271
Depreciation and amortization	348	337	1,045	1,038
Interest expense	200	160	582	489
Gains on sales of facilities	(41)	—	(46)	(29)
Transaction costs	9	—	9	—

Income before minority interests and income taxes	$420	$452	$1,603	$1,773

NOTE 10 — ACQUISITIONS AND DIVESTITURES

Effective July 1, 2006, we sold four hospitals (three in West Virginia and one in Virginia) to LifePoint Hospitals, Inc. for $256 million. A gain of $32 million pretax, or $0.05 per diluted share, was recognized in the third quarter of 2006 related to the sale of the hospital located in Virginia. Certificates of Need (“CONs”) are required for the sale of the three West Virginia hospitals included in the transaction. Because filings seeking the revocation of the CONs are pending, we and LifePoint have agreed that under certain circumstances, LifePoint may require us to

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	ACQUISITIONS AND DIVESTITURES (continued)

repurchase the three West Virginia hospitals. Generally, those circumstances require a final and nonappealable order revoking the CONs or an order requiring LifePoint to divest the hospitals or cease operations. In the event of such a repurchase, the repurchase price would be based upon the purchase price and adjusted for working capital changes, capital expenditures and other items. Due to the CON appeals and the repurchase provision, the recognition of the gain related to the three West Virginia hospitals of approximately $61 million pretax will be deferred until the CON appeals are resolved. During the third quarter of 2006, we sold our investment in a hospital joint venture for $28 million and recognized a pretax gain of $7 million, or $0.01 per diluted share. The results of operations of the sold hospitals were not significant to our consolidated results of operations.

During 2006, we paid $62 million to acquire three hospitals and $41 million to acquire other health care entities. The following is a summary of hospitals and other health care entities acquired during 2006 (dollars in millions):

2006

Number of hospitals	3
Number of licensed beds	433
Purchase price information:
Hospitals
Fair value of assets acquired	$80
Liabilities assumed	(18)

Net assets acquired	62
Other healthcare entities	41

Net cash paid for acquisitions	$103

During the nine months ended September 30, 2005, we did not acquire any hospitals, but paid $100 million for other health care entities and recognized a previously deferred gain on the sale of certain medical office buildings of $29 million, or $0.04 per diluted share.

NOTE 11	— MERGER AGREEMENT

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holding II, LLC, a Delaware limited liability company (“Parent”), and Hercules Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into HCA, with HCA continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by a consortium of private investment funds affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Merrill Lynch Global Private Equity (collectively, the “Sponsors”). We will hold a special meeting on November 16, 2006, at 11:00 a.m. local time for our shareholders of record on October 6, 2006 to consider the Merger.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	MERGER AGREEMENT (continued)

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our shareholders and other customary closing conditions. The parties expect to close the transaction during the fourth quarter of 2006.

It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing. On October 6, 2006, we commenced a tender offer for all of our outstanding 8.850% Medium Term Notes due 2007, 7.000% Notes due 2007, 7.250% Notes due 2008, 5.250% Notes due 2008 and 5.500% Notes due 2009, in the aggregate principal amount of $1.36 billion, and it is anticipated that our remaining public debt, in the principal amount of $7.49 billion, will remain outstanding.

We are aware of six asserted class action lawsuits related to the Merger filed against us, our chairman and chief executive officer, our president and chief operating officer, each of our directors, and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger is the product of a flawed process, that the consideration to be paid to our shareholders in the Merger is unfair and inadequate, and breach of fiduciary duty. The complaints further allege that the Sponsors aided and abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints seek, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions. Two cases making similar allegations and seeking similar relief on behalf of a purported class of shareholders have also been filed in Delaware. These two actions have also been consolidated and are pending in the Delaware Chancery Court, New Castle County. On October 23, 2006, an additional lawsuit was filed against us and one of our affiliates in the Superior Court of Rockingham County, New Hampshire seeking enforcement of certain provisions of an asset purchase agreement between the parties that allegedly are triggered by to the Merger. We believe these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits pertaining to the Merger could be filed in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against us and others relating to the merger agreement; (3) the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the merger; (4) the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the merger; (5) the failure of the merger to close for any other reason; (6) risks that the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; (7) the effect of the announcement of the merger on our customer relationships, operating results and business generally; (8) the ability to recognize the benefits of the merger; (9) the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger; (10) the impact of the substantial indebtedness incurred to finance the consummation of the merger, (11) increases in the amount and risk of collectability of uninsured accounts, and deductibles and copayment amounts for insured accounts, (12) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (13) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (14) the highly competitive nature of the health care business, (15) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (16) the efforts of insurers, health care providers and others to contain health care costs, (17) the impact of our charity care and uninsured discounting policies, (18) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and our corporate integrity agreement with the government, (19) changes in federal, state or local regulations affecting the health care industry, (20) delays in receiving payments for services provided, (21) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (22) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the Securities and Exchange Commission (the “SEC”), (23) the outcome of certain class action and derivative litigation filed with respect to us, (24) the possible enactment of federal or state health care reform, (25) the availability and terms of capital to fund the expansion of our business, (26) the continuing impact of hurricanes on our facilities, the ability to obtain recoveries under our insurance policies and the ability to secure adequate insurance coverage in future periods, (27) the resolution of the CON appeal with respect to the three West Virginia hospitals sold to LifePoint, (28) changes in accounting practices, (29) changes in general economic conditions, (30) future divestitures which may result in charges, (31) changes in business strategy or development plans, (32) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (33) potential liabilities and other claims that may be asserted against us, and (34) other risk factors described in our Annual Report on Form 10-K and other filings with the SEC. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by us or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Third Quarter 2006 Operations Summary

Net income totaled $240 million, or $0.58 per diluted share, for the quarter ended September 30, 2006, compared to $280 million, or $0.62 per diluted share, for the quarter ended September 30, 2005. Shares used for diluted earnings per share for the quarter ended September 30, 2006 were 411.2 million shares, compared to 454.9 million shares for the quarter ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Third Quarter 2006 Operations Summary (continued)

The third quarter 2006 results include additional compensation costs of $11 million, or $0.02 per diluted share, due to the expensing of stock options and employee stock purchase plan shares associated with the January 1, 2006 adoption of FASB Statement 123(R), “Share-Based Payment,” gains on sales of facilities of $41 million, or $0.06 per diluted share, and transaction costs related to the proposed merger of $9 million, or $0.01 per diluted share. The third quarter 2005 results include costs, net of estimated recoveries, of $33 million, or $0.05 per diluted share, as a result of property damage, business disruption and other costs associated with hurricanes Katrina and Rita to certain hospitals in Louisiana, Mississippi and Texas. Third quarter 2005 results also include a tax benefit of $22 million, or $0.05 per diluted share, from the repatriation of foreign earnings.

During the third quarter of 2006, same facility equivalent admissions decreased 0.9% compared to the third quarter of 2005. Same facility outpatient surgeries decreased 2.8% during the third quarter of 2006 compared to the third quarter of 2005. Same facility revenues increased 5.4% and same facility revenue per equivalent admission increased 6.4% in the third quarter of 2006 compared to the third quarter of 2005.

For the third quarters of 2006 and 2005, the provision for doubtful accounts was 10.9% and 10.3% of revenues, respectively. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts for the third quarter of 2006 was 14.7% of revenues compared to 13.7% of revenues in the third quarter of 2005. Our uninsured discount policy, which became effective January 1, 2005, resulted in the recording of discounts to the uninsured of $277 million and $241 million during the third quarters of 2006 and 2005, respectively. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.”

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

Revenues increased 3.1% from $6.0 billion in the third quarter of 2005 to $6.2 billion for the third quarter of 2006. The increase in revenues can be attributed to the net impact of a 6.8% increase in revenue per equivalent admission and a 3.4% decline in equivalent admissions for the third quarter of 2006 compared to the third quarter of 2005.

In the third quarter of 2006, consolidated admissions decreased 2.6% and same facility admissions increased 0.1% compared to the third quarter of 2005. Consolidated outpatient surgeries decreased 4.6% and same facility outpatient surgeries decreased 2.8% in the third quarter of 2006 compared to the third quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2006 and 2005 are set forth in the following table.

	Third Quarter		Nine Months
	2006	2005	2006	2005

Medicare	35%	37%	37%	38%
Managed Medicare	7	(a )	6	(a )
Medicaid	9	10	9	10
Managed Medicaid	6	5	6	5
Managed care and other insurers(a)	37	42	36	42
Uninsured	6	6	6	5

	100%	100%	100%	100%

(a)	Prior to 2006, managed Medicare admissions were classified as managed care.

Same facility uninsured admissions increased by 2,257 admissions, or 10.1%, in the third quarter of 2006 compared to the third quarter of 2005. Same facility uninsured admissions increased, compared to 2005, 10.5% in the second quarter of 2006 and 13.1% in the first quarter of 2006. The trend of quarterly same facility uninsured admissions growth during 2005, compared to 2004, was 3.3% during the first quarter, 5.1% during the second quarter, 15.0% during the third quarter and 15.3% during the fourth quarter.

At September 30, 2006, we had 75 hospitals in the states of Texas and Florida. During the third quarter of 2006, 53.8% of our admissions and 50.3% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 59.9% of our uninsured admissions during the third quarter of 2006.

Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. The recording of $277 million and $241 million in discounts to the uninsured during the third quarters of 2006 and 2005, respectively, lowered the rate of growth in revenue per equivalent admission for the third quarter of 2006, compared to the third quarter of 2005. Revenue per equivalent admission increased 6.8% in the third quarter of 2006 compared to the 2005 third quarter. Adjusting for the effect of the discount policy for the uninsured, revenue per equivalent admission increased 7.3% for the third quarter of 2006 compared to the third quarter of 2005. Charity care and discounts to the uninsured totaled $607 million in the third quarter of 2006, compared to $539 million in the third quarter of 2005.

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2006 and 2005 are set forth in the following table.

	Third Quarter		Nine Months
	2006	2005	2006	2005

Medicare	33%	35%	35%	36%
Managed Medicare	7	(a )	6	(a )
Medicaid	6	6	6	7
Managed Medicaid	3	3	3	3
Managed care and other insurers(a)	45	50	45	49
Uninsured	6	6	5	5

	100%	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and nine months ended September 30, 2006 and 2005 (dollars in millions, except per share amounts):

	Third Quarter
	2006		2005
	Amount	Ratio	Amount	Ratio

Revenues	$6,213	100.0	$6,025	100.0

Salaries and benefits	2,600	41.8	2,484	41.2
Supplies	1,046	16.8	1,009	16.8
Other operating expenses	1,037	16.8	1,030	17.1
Provision for doubtful accounts	677	10.9	618	10.3
Gains on investments	(40)	(0.7)	(21)	(0.4)
Equity in earnings of affiliates	(43)	(0.7)	(44)	(0.7)
Depreciation and amortization	348	5.6	337	5.5
Interest expense	200	3.2	160	2.7
Gains on sales of facilities	(41)	(0.7)	—	—
Transaction costs	9	0.2	—	—

	5,793	93.2	5,573	92.5

Income before minority interests and income taxes	420	6.8	452	7.5
Minority interests in earnings of consolidated entities	44	0.7	43	0.7

Income before income taxes	376	6.1	409	6.8
Provision for income taxes	136	2.2	129	2.1

Net income	$240	3.9	$280	4.7

Basic earnings per share	$0.59		$0.63
Diluted earnings per share	$0.58		$0.62
% changes from prior year:
Revenues	3.1%		4.0%
Income before income taxes	(7.8)		11.2
Net income	(14.6)		23.3
Basic earnings per share	(6.3)		34.0
Diluted earnings per share	(6.5)		31.9
Admissions(a)	(2.6)		(1.4)
Equivalent admissions(b)	(3.4)		0.7
Revenue per equivalent admission	6.8		3.3
Same facility % changes from prior year(c):
Revenues	5.4		4.6
Admissions(a)	0.1		(0.7)
Equivalent admissions(b)	(0.9)		1.1
Revenue per equivalent admission	6.4		3.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2006		2005
	Amount	Ratio	Amount	Ratio

Revenues	$18,988	100.0	$18,277	100.0

Salaries and benefits	7,816	41.2	7,390	40.4
Supplies	3,251	17.1	3,102	17.0
Other operating expenses	3,069	16.1	2,983	16.3
Provision for doubtful accounts	1,950	10.3	1,733	9.5
Gains on investments	(140)	(0.7)	(52)	(0.3)
Equity in earnings of affiliates	(151)	(0.8)	(150)	(0.8)
Depreciation and amortization	1,045	5.5	1,038	5.7
Interest expense	582	3.1	489	2.7
Gains on sales of facilities	(46)	(0.2)	(29)	(0.2)
Transaction costs	9	—	—	—

	17,385	91.6	16,504	90.3

Income before minority interests and income taxes	1,603	8.4	1,773	9.7
Minority interests in earnings of consolidated entities	145	0.7	132	0.7

Income before income taxes	1,458	7.7	1,641	9.0
Provision for income taxes	544	2.9	542	3.0

Net income	$914	4.8	$1,099	6.0

Basic earnings per share	$2.26		$2.50
Diluted earnings per share	$2.23		$2.46
% changes from prior year:
Revenues	3.9%		4.1%
Income before income taxes	(11.1)		10.0
Net income	(16.9)		18.9
Basic earnings per share	(9.6)		30.9
Diluted earnings per share	(9.3)		30.9
Admissions(a)	(2.1)		(0.5)
Equivalent admissions(b)	(2.2)		1.3
Revenue per equivalent admission	6.2		2.7
Same facility % changes from prior year(c):
Revenues	5.5		4.5
Admissions(a)	—		—
Equivalent admissions(b)	(0.2)		1.5
Revenue per equivalent admission	5.6		3.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)

The results of operations for the quarters and nine months ended September 30, 2006 and September 30, 2005, respectively, adjusted for the impact of HCA’s uninsured discount policy, are presented in the following tables:

	Quarter Ended September 30, 2006
						Non-GAAP %
		Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)	2006	2005	2006	2005

Revenues	$6,213	$277	$6,490	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	2,600	—	2,600	41.8	41.2	40.1	39.6
Supplies	1,046	—	1,046	16.8	16.8	16.1	16.1
Other operating expenses	1,037	—	1,037	16.8	17.1	16.0	16.5
Provision for doubtful accounts	677	277	954	10.9	10.3	14.7	13.7

Admissions	394,700		394,700
Equivalent admissions	594,500		599,500
Revenue per equivalent admission	$10,453		$10,919
% change from prior year	6.8%		7.3%

Same Facility(c):
Revenues	$6,067	$272	$6,339
Admissions	389,700		389,700
Equivalent admissions	583,400		583,400
Revenue per equivalent admission	$10,399		$10,866
% change from prior year	6.4%		6.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months Ended September 30, 2006
						Non-GAAP %
		Uninsured	Non-GAAP	GAAP % of		of Adjusted
	GAAP	Discounts	Adjusted	Revenues		Revenues
	Amounts	Adjustment(a)	Amounts(b)	2006	2005	2006	2005

Revenues	$18,988	$791	$19,779	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	7,816	—	7,816	41.2	40.4	39.5	39.3
Supplies	3,251	—	3,251	17.1	17.0	16.4	16.5
Other operating expenses	3,069	—	3,069	16.1	16.3	15.6	15.8
Provision for doubtful accounts	1,950	791	2,741	10.3	9.5	13.9	12.1

Admissions	1,218,600		1,218,600
Equivalent admissions	1,830,400		1,830,400
Revenue per equivalent admission	$10,374		$10,806
% change from prior year	6.2%		7.5%

Same Facility(c):
Revenues	$18,400	$782	$19,182
Admissions	1,192,400		1,192,400
Equivalent admissions	1,779,100		1,779,100
Revenue per equivalent admission	$10,342		$10,782
% change from prior year	5.6%		6.9%

(a)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. On a consolidated basis, we recorded $277 million and $241 million of uninsured discounts during the third quarters of 2006 and 2005, respectively. On a consolidated basis, we recorded $791 million and $534 million of uninsured discounts during the first nine months of 2006 and 2005, respectively.

(b)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under our uninsured discount policy (non-GAAP financial measures). We believe these non-GAAP financial measures are useful to investors to provide disclosures of our results of operations on the same basis as that used by management. Management uses this information to compare revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission, adjusted for the impact of the uninsured discount policy. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. We believe this supplemental information provides management and the users of its financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2006 and 2005

Net income totaled $240 million, or $0.58 per diluted share, for the third quarter of 2006 compared to $280 million, or $0.62 per diluted share, for the third quarter of 2005. Third quarter 2006 results include compensation costs of $11 million, or $0.02 per diluted share, related to the expensing of stock options and employee stock purchase plan shares, gains on sales of facilities of $41 million, or $0.06 per diluted share, and transaction costs related to the proposed merger of $9 million, or $0.01 per diluted share. We recorded costs, net of estimated recoveries, of $33 million, or $0.05 per diluted share, in the third quarter of 2005 as a result of property damage, business disruption and other costs associated with hurricanes Katrina and Rita to certain of our hospitals in Louisiana, Mississippi, and Texas. Third quarter 2005 results also include a tax benefit of $22 million, or $0.05 per diluted share, from the repatriation of foreign earnings. Shares used for diluted earnings per share for the quarter ended September 30, 2006 were 411.2 million shares, compared to 454.9 million shares for the quarter ended September 30, 2005.

For the third quarter of 2006, admissions decreased 2.6% and same facility admissions increased 0.1% compared to the third quarter of 2005. Outpatient surgical volumes decreased 4.6% on a consolidated basis and decreased 2.8% on a same facility basis during the third quarter of 2006, compared to the third quarter of 2005.

Our uninsured discount policy, which became effective January 1, 2005, resulted in $277 million and $241 million in discounts to the uninsured being recorded during the third quarters of 2006 and 2005, respectively. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

Salaries and benefits, as a percentage of revenues, were 41.8% in the third quarter of 2006 and 41.2% in the same quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, salaries and benefits, as a percentage of revenues, were 40.1% in the third quarter of 2006 compared to 39.6% in the third quarter of 2005. Salaries and benefits per equivalent admission increased 8.4% in the third quarter of 2006 compared to the third quarter of 2005.

Supplies, as a percentage of revenues, were 16.8% in the third quarters of both 2006 and 2005. Adjusting for the effect of the discount policy for the uninsured, supplies, as a percentage of revenues, were 16.1% in the third quarters of both 2006 and 2005. Supply cost per equivalent admission increased 7.2% in the third quarter of 2006 compared to the third quarter of 2005.

Other operating expenses, as a percentage of revenues, decreased to 16.8% in the third quarter of 2006 compared to 17.1% in the third quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 16.0% in the third quarter of 2006 compared to 16.5% in the third quarter of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include expenses which resulted from hurricanes and were estimated to have cost, net of expected insurance recoveries, $33 million in the third quarter of 2005.

Provision for doubtful accounts, as a percentage of revenues, increased to 10.9% in the third quarter of 2006 compared to 10.3% in the third quarter of 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 14.7% in the third quarter of 2006 compared to 13.7% in the third quarter of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2006, our allowance for doubtful accounts represented approximately 87% of the $3.9 billion total patient due accounts receivable balance.

Gains on investments of $40 million in the third quarter of 2006 and $21 million in the third quarter of 2005 relate to sales of investment securities by our wholly-owned insurance subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2006 and 2005 (continued)

Equity in earnings of affiliates decreased from $44 million in the third quarter of 2005 to $43 million in the third quarter of 2006 due to a decrease in profits at joint ventures accounted for under the equity method of accounting.

Depreciation and amortization increased by $11 million, from $337 million in the third quarter of 2005 to $348 million in the third quarter of 2006.

Interest expense increased from $160 million in the third quarter of 2005 to $200 million in the third quarter of 2006. Interest expense increased due to both an increase in our average debt outstanding and an increase in interest rates. Our average debt balance was $11.4 billion for the third quarter of 2006 compared to $9.3 billion for the third quarter of 2005. The average interest rate for our long term debt increased from 7.0% at September 30, 2005 to 7.1% at September 30, 2006.

Minority interests in earnings of consolidated entities increased from $43 million for the third quarter of 2005 to $44 million for the third quarter of 2006.

The effective tax rate was 36.3% in the third quarter of 2006 and 31.3% in the third quarter of 2005. The effective tax rate for the third quarter of 2005 was reduced due to the recording of an estimated tax benefit of $22 million for the repatriation of foreign earnings. Excluding the effect of the $22 million benefit, the effective tax rate for the third quarter of 2005 would have been 36.7%.

Nine Months Ended September 30, 2006 and 2005

Net income totaled $914 million, or $2.23 per diluted share, for the nine months ended September 30, 2006 compared to $1.099 billion, or $2.46 per diluted share, for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, we recorded a favorable tax settlement of $48 million related to the divestiture of certain noncore business units in previous years and a tax benefit of $22 million from the repatriation of foreign earnings, which provided a combined positive impact on net income of $0.16 per diluted share. Shares used for diluted earnings per share for the nine months ended September 30, 2006 were 410.2 million shares, compared to 447.5 million shares for the nine months ended September 30, 2005.

Same facility admissions were flat for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Same facility inpatient surgeries increased 1.2% and same facility outpatient surgeries decreased 1.5% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Same facility emergency room visits decreased 1.0% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Revenues increased 3.9% to $18.988 billion for the first nine months of 2006 from $18.277 billion for the first nine months of 2005. Adjusting for the effect of the uninsured discount policy, revenues increased 5.1% for the first nine months of 2006 compared to the same period in 2005. The increase in revenues for the nine months ended September 30, 2006 can be attributed to a 5.5% increase in same facility revenues, which was the result of a 5.6% increase in same facility revenue per equivalent admission and a 0.2% decline in same facility equivalent admissions.

Our uninsured discount policy, which became effective January 1, 2005, resulted in $791 million and $534 million in discounts to the uninsured being recorded during the first nine months of 2006 and 2005, respectively. The discounts to the uninsured had the effect of reducing revenues and the provision for doubtful accounts by generally corresponding amounts. The reduction of revenues caused expense items, other than the provision for doubtful accounts, to increase, as a percentage of revenues, compared to what they would have been if the uninsured discount policy had not been implemented.

Salaries and benefits, as a percentage of revenues, were 41.2% in the first nine months of 2006 and 40.4% in the first nine months of 2005. Adjusting for the effect of the discount policy for the uninsured, salaries and benefits, as a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2006 and 2005 (continued)

percentage of revenues, increased slightly to 39.5% in the first nine months of 2006 from 39.3% in the first nine months of 2005. Salaries and benefits per equivalent admission increased 8.2% for the first nine months of 2006 compared to the first nine months of 2005.

Supplies, as a percentage of revenues, were 17.1% in the first nine months of 2006 compared to 17.0% in the first nine months of 2005. Adjusting for the effect of the discount policy for the uninsured, supplies, as a percentage of revenues, were 16.4% in the first nine months of 2006 and 16.5% in the first nine months of 2005. Supply cost per equivalent admission increased 7.1% for the first nine months of 2006 compared to the first nine months of 2005.

Other operating expenses, as a percentage of revenues, were 16.1% in the first nine months of 2006, compared to 16.3% in the first nine months of 2005. Adjusting for the effect of the discount policy for the uninsured, other operating expenses, as a percentage of revenues, were 15.6% in the first nine months of 2006 compared to 15.8% in the first nine months of 2005. Other operating expenses for the first nine months of 2006 reflect a reduction in our estimated professional liability reserves of $85 million, or $0.13 per diluted share, compared to a $36 million reduction, or $0.05 per diluted share, recorded in the first nine months of 2005. Other operating expenses include expenses which resulted from hurricanes and are estimated to cost, net of expected insurance recoveries, $33 million in the first nine months of 2005. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes.

Provision for doubtful accounts, as a percentage of revenues, was 10.3% in the first nine months of 2006 compared to 9.5% in the first nine months of 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 13.9% in the first nine months of 2006 compared to 12.1% in the first nine months of 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2006, our allowance for doubtful accounts represented approximately 87% of the $3.9 billion total patient due accounts receivable balance.

Gains on investments of $140 million in the first nine months of 2006 and $52 million in the first nine months of 2005 relate to sales of investment securities by our wholly-owned insurance subsidiary. Net unrealized gains on investment securities have declined from $184 million at December 31, 2005 to $105 million at September 30, 2006.

Equity in earnings of affiliates increased from $150 million in the first nine months of 2005 to $151 million in the first nine months of 2006.

Depreciation and amortization increased by $7 million, from $1.038 billion in the first nine months of 2005 to $1.045 billion in the first nine months of 2006. During the nine months ended September 30, 2005, we incurred additional depreciation expense of approximately $44 million to correct accumulated depreciation of certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.

Interest expense increased from $489 million in the first nine months of 2005 to $582 million in the first nine months of 2006. Our average debt balance was $11.2 billion for first nine months of 2006 compared to $9.8 billion for the first nine months of 2005. The average interest rate for our long term debt increased from 7.0% at September 30, 2005 to 7.1% at September 30, 2006.

Gains on sales of facilities were $46 million for the first nine months of 2006, and included a $32 million gain on the sale of a hospital in Virginia. Gains on sales of facilities of $29 million for the first nine months of 2005, related to the recognition of previously deferred gains on the sale of a group of medical office buildings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2006 and 2005 (continued)

Minority interest in earnings of consolidated entities increased from $132 million in the first nine months of 2005 to $145 million for the first nine months of 2006. The increase relates primarily to the operations of surgery centers and other outpatient services entities.

The effective tax rate was 37.3% in the first nine months of 2006 and 33.0% in the first nine months of 2005. The effective tax rate for the nine months ended September 30, 2005 was reduced due to a favorable tax settlement of $48 million related to the divestiture of certain noncore business units and a tax benefit of $22 million from the repatriation of foreign earnings. Excluding the effect of the combined $70 million tax benefit, the effective tax rate for the first nine months of 2005 would have been 37.3%.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.424 billion in the first nine months of 2006 compared to $2.629 billion in the first nine months of 2005. Net income was $185 million lower in the first nine months of 2006 compared to the first nine months of 2005. In the first nine months of 2006, we made $935 million in tax payments, net of refunds, and in the first nine months of 2005, we made tax payments, net of refunds, of $384 million. Cash provided by operating activities for the nine months ended September 30, 2006 was also negatively impacted by a $222 million increase in net accounts receivable and a $221 million decrease in accounts payable. Working capital totaled $1.735 billion at September 30, 2006 and $1.320 billion at December 31, 2005.

Cash used in investing activities was $1.226 billion in the first nine months of 2006 compared to $1.274 billion in the first nine months of 2005. Excluding acquisitions, capital expenditures were $1.330 billion in the first nine months of 2006 and $1.048 billion in the first nine months of 2005. Capital expenditures are expected to approximate $1.850 billion in 2006. At September 30, 2006, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

Effective July 1, 2006, we sold four hospitals (three in West Virginia and one in Virginia) to LifePoint Hospitals, Inc. for $256 million. The cash proceeds of $256 million related to the sale of the hospitals is included in “disposition of hospitals and health care entities” on our condensed consolidated statement of cash flows for the nine months ended September 30, 2006. Certificates of Need (“CONs”) were required for the sale of the three West Virginia hospitals included in the transaction. Because filings seeking the revocation of the CONs were pending at the time of closing, we and LifePoint have agreed that, under certain circumstances LifePoint may require us to repurchase the three West Virginia hospitals. Generally, those circumstances require a final and nonappealable order revoking the CONs or an order requiring LifePoint to divest the hospitals or cease operations. In the event of such a repurchase, the repurchase price would be based upon the purchase price and adjusted for working capital changes, capital expenditures and other items.

Effective October 1, 2006, we sold two hospitals in Florida for $266 million. A pretax gain of approximately $91 million, or $0.09 per diluted share, will be recognized in the fourth quarter of 2006 related to this sale.

Cash provided by financing activities totaled $7 million during the first nine months of 2006 compared to $663 million used in financing activities during the first nine months of 2005. During the first nine months of 2006, we increased net borrowings by $843 million and repurchased 13.0 million shares of common stock for $653 million.

In addition to cash flows from operations, available sources of capital include amounts available under the Credit Facility ($886 million available as of October 16, 2006) and anticipated access to public and private debt markets. Management believes that its available sources of capital are adequate to expand, improve and equip its existing health care facilities and to complete selective acquisitions. It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Investments of our professional liability insurance subsidiary are held to maintain statutory equity and provide the funding source to pay claims, and totaled $2.464 billion at September 30, 2006 and $2.384 billion at December 31, 2005, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. The estimation of the timing of claims payments beyond a year can vary significantly. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts of $43 million at September 30, 2006 and December 31, 2005 are included in other assets.

Financing Activities

HCA’s $2.5 billion credit agreement (the “2004 Credit Agreement”) consists of a $750 million amortizing term loan which matures in 2009 (the “2004 Term Loan”) and a $1.750 billion revolving credit facility that expires in November 2009 (the “Credit Facility”). Interest under the 2004 Credit Agreement is payable at a spread to LIBOR, a spread to the prime lending rate or a competitive bid rate. The spread is dependent on our credit ratings. The 2004 Credit Agreement contains customary covenants which include (i) limitations on debt levels, (ii) limitations on sales of assets, mergers and changes of ownership, and (iii) maintenance of minimum interest coverage ratios. As of September 30, 2006, we were in compliance with all such covenants.

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

It is anticipated that the funds necessary to consummate the Merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing. On October 6, 2006, we commenced a tender offer for all of our outstanding 8.850% Medium Term Notes due 2007, 7.000% Notes due 2007, 7.250% Notes due 2008, 5.250% Notes due 2008 and 5.500% Notes due 2009, in the aggregate principal amount of $1.36 billion, and it is anticipated that our remaining public debt, in the principal amount of $7.49 billion, will remain outstanding.

Our capitalization, liquidity and capital resources will change substantially if the Merger is approved by our shareholders and the related recapitalization transactions are completed. Upon the closing of the recapitalization transactions, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the refinancing transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.815 billion and $649 million, respectively, at September 30, 2006. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. If the insurance subsidiary were to experience significant declines in the fair value of its investments, this could require us to make additional investments to enable the insurance subsidiary to satisfy its minimum capital requirements.

Management evaluates, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency to determine if and when a decline in the fair value of an investment below amortized cost is considered “other-than-temporary.” The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment to allow for any anticipated recovery in the investment’s fair value are important components of management’s investment securities evaluation process. At September 30, 2006, we had a net unrealized gain of $105 million on the insurance subsidiary’s investment securities.

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

With respect to our interest-bearing liabilities, approximately $3.125 billion of long-term debt at September 30, 2006 is subject to variable rates of interest, while the remaining balance in long-term debt of $8.218 billion at September 30, 2006 is subject to fixed rates of interest. Both the general level of U.S. interest rates and, for the 2004 Credit Agreement, our credit rating affect our variable interest rates. Our variable rate debt is primarily comprised of amounts outstanding under the 2004 Credit Agreement, the 2006 Term Loan and fixed rate notes on which interest rate swaps have been employed. The 2004 Credit Agreement consists of the Credit Facility, on which interest is payable generally at LIBOR plus 0.4% to 1.0% and the 2004 Term Loan, on which interest is payable generally at LIBOR plus 0.5% to 1.25%. The 2006 Term Loan is subject to the same interest rates and conditions as the 2004 Term Loan. The fixed rate notes on which interest rate swaps have been employed have interest that is payable at LIBOR plus 1.39% to 1.59%. Due to increases in LIBOR, the average rate for our long-term debt increased from 7.01% at September 30, 2005 to 7.10% at September 30, 2006. The estimated fair value of our total long-term debt was $10.213 billion at September 30, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $31 million. The impact of such a change in interest rates on the fair value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

During 2005, HCA recorded an income tax benefit of $48 million, or $0.11 per diluted share, related to a partial settlement reached with the IRS Appeals Division regarding the amount of gain or loss recognized on the divestiture of certain noncore business units.

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

Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2004, the method for calculating the tax allowance for uncollectible accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS is seeking an additional $662 million in income taxes, interest and penalties, through September 30, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, made by HCA during the first quarter of 2006.

During 2006, the IRS began an examination of HCA’s 2003 and 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2006	2005

CONSOLIDATING
Number of hospitals in operation at(a):
March 31	176	183
June 30	176	183
September 30	172	180
December 31		175
Number of freestanding outpatient surgical centers in operation at:
March 31	91	84
June 30	92	84
September 30	95	86
December 31		87
Licensed hospital beds at(b):
March 31	41,539	41,892
June 30	41,300	42,013
September 30	40,382	42,119
December 31		41,265
Weighted average licensed beds(c):
Quarter:
First	41,255	41,856
Second	41,263	41,948
Third	40,352	42,089
Fourth		41,713
Year		41,902
Average daily census(d):
Quarter:
First	23,228	23,991
Second	21,682	22,078
Third	20,993	21,343
Fourth		21,525
Year		22,225
Admissions(e):
Quarter:
First	421,000	432,600
Second	402,900	407,600
Third	394,700	405,100
Fourth		402,500
Year		1,647,800
Equivalent admissions(f):
Quarter:
First	626,000	636,400
Second	609,900	619,700
Third	594,500	615,500
Fourth		605,000
Year		2,476,600

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2006	2005

Average length of stay (days)(g):
Quarter:
First	5.0	5.0
Second	4.9	4.9
Third	4.9	4.8
Fourth		4.9
Year		4.9
Emergency room visits(h):
Quarter:
First	1,332,500	1,391,800
Second	1,325,600	1,345,600
Third	1,289,600	1,357,700
Fourth		1,320,100
Year		5,415,200
Outpatient surgeries(i):
Quarter:
First	212,900	211,000
Second	210,700	216,200
Third	196,700	206,300
Fourth		203,100
Year		836,600
Inpatient surgeries(j):
Quarter:
First	135,300	135,500
Second	134,000	136,400
Third	133,800	136,300
Fourth		133,200
Year		541,400
Days in accounts receivable(k):
Quarter:
First	49	47
Second	49	48
Third	53	48
Fourth		50
Year		50
Gross patient revenues(l) (dollars in millions):
Quarter:
First	$21,530	$19,988
Second	20,908	19,453
Third	20,493	19,042
Fourth		20,179
Year		78,662

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2006	2005

Outpatient revenues as a % of patient revenues(m)
Quarter:
First	36%	36%
Second	37%	38%
Third	36%	36%
Fourth		36%
Year		36%
NONCONSOLIDATING(n)
Number of hospitals in operation at:
March 31	7	7
June 30	7	7
September 30	7	7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	7	8
June 30	9	8
September 30	9	8
December 31		7
Licensed hospital beds at:
March 31	2,249	2,231
June 30	2,249	2,231
September 30	2,246	2,231
December 31		2,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at September 30, 2006:
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	20	4	4
Uninsured	20	11	25

Total	53%	16%	31%

(a)	Three hospitals located on the same campus have been consolidated and, as of September 30, 2005, counted as one hospital.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(d)	Represents the average number of patients in our hospital beds each day.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the number of patients treated in our emergency rooms.

(i)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(j)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(k)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(l)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(m)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(n)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Merger Litigation in State Court

We are aware of six asserted class action lawsuits related to the Merger filed against us, our Chairman and Chief Executive Officer, our President and Chief Operating Officer, our board of directors and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger is the product of a flawed process, that the consideration to be paid to our shareholders in the Merger is unfair and inadequate, and breach of fiduciary duty. The complaints further allege that the Sponsors abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints seek, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions as In re HCA Inc. Shareholder Litigation, case number 06-1816-III. Two cases making similar allegations and seeking similar relief on behalf of a purported class of shareholders have also been filed in Delaware. These two actions have also been consolidated under case number 2307-N and are pending in the Delaware Chancery Court, New Castle County. We believe these lawsuits are without merit and plan to defend them vigorously.

On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our subsidiaries, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of the asset purchase agreement between the parties that allegedly are triggered by the Merger. The complaint seeks, among other relief, an injunction preventing completion of the Merger. We believe this lawsuit is without merit and plan to defend it vigorously. Additional lawsuits pertaining to the Merger could be filed in the future.

General Liability and Other Claims

On April 10, 2006, a class action complaint was filed against us in the District Court of Kansas alleging, among other matters, nurse understaffing at all of our hospitals, certain consumer protection act violations, negligence and unjust enrichment. The complaint is seeking, among other relief, declaratory relief and monetary damages, including disgorgement of profits, of $12.25 billion. A motion to dismiss this action was granted on July 27, 2006, but the plaintiffs have appealed this dismissal. We believe this lawsuit is without merit and plan to defend it vigorously.

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In 2005, the Centers for Medicare and Medicaid Services (“CMS”) began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. On February 8, 2006, the Deficit Reduction Act of 2005 (“DEFRA 2005”) was enacted by Congress and expanded the number of quality measures that must be reported to 21, beginning with discharges occurring in the third quarter of 2006. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these 21 quality measures, patient volumes could decline. In addition, DEFRA 2005 requires that CMS expand the number of quality measures in future years. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from physician-owned specialty hospitals and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If our ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume.

Section 507 of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provided for an 18-month moratorium on the establishment of new specialty hospitals. The moratorium expired on June 8, 2005. However, the Department of Health and Human Services (“HHS”) suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating, in effect, a new moratorium on specialty hospitals. DEFRA 2005 directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DEFRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS. On August 8, 2006, HHS issued its final report, in which it announced that it would resume processing and certifying provider enrollment applications. As a result of the moratorium being rescinded, we face additional competition from an increased number of specialty hospitals, including hospitals owned by physicians currently on staff at our hospitals. In addition, HHS announced that it will require all hospitals to disclose any physician ownership and certain financial arrangements with physicians. HHS has not announced when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information.

Changes in governmental programs may reduce our revenues or profitability.

A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 53% of our admissions from the Medicare and Medicaid programs in 2005. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Such changes may also increase our operating costs, which could reduce our profitability.

Effective January 1, 2007, as a result of DEFRA 2005, reimbursement for Ambulatory Surgery Center (“ASC”) overhead costs will be limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. On August 8, 2006 CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ASC, effective January 1, 2008. Under this proposal ASC payment groups would increase from the current 9 clinically disparate payment groups to the 221 Ambulatory Procedure Classification groups (APCs) used under the OPPS for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, under the proposed regulations, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure would be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. In addition, under this proposal, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, which would be listed by CMS, would be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. CMS indicates in the regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in CY 2008 under the revised payment system, but that it was not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physician’s offices. Commercial third-party payors may adopt similar polices.

On August 1, 2006, CMS announced a final rule that refines the diagnosis-related group (“DRG”) payment system. CMS announced that it is considering additional changes effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our revenues. Other Medicare payment changes may also affect our revenues. DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. MMA, as amended by DEFRA, provides for DRG increases using the full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and using the market basket minus two percentage points if such data is not submitted. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

Future realignments in the DRG system could also reduce the margins we receive for certain specialties, including cardiology and orthopedics. In fact, the greater popularity of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Any such change in the payments received for specialty services could have an adverse effect on our revenues and could require us to modify our strategy.

A number of states are experiencing budget problems and have adopted, or are considering, legislation designed to reduce their Medicaid expenditures. DEFRA 2005, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

We have been the subject of governmental investigations, claims and litigation.

Commencing in 1997, we became aware that we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. Under the CIA, we have numerous affirmative obligations, including the requirement that we report potential violations of applicable federal health care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark Law, EMTALA and other laws, most of which we consider to be non-violations or technical violations. Although no government agency has taken any adverse action related to the CIA disclosures, the government could determine that our reporting and/or resolution of reported issues has been inadequate. If we are found to be in violation of the CIA or any applicable health care laws or regulations, we could be subject to repayment requirements, substantial monetary fines, civil penalties, exclusion from participation in the Medicare and Medicaid programs and, for violation of certain laws and regulations, criminal penalties. Any such sanctions or expenses could have a material adverse effect on our financial position, results of operations and liquidity.

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

Subsequently, we and certain of our executive officers and directors were named in various federal securities law class actions and several shareholders have filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act, and we have been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of the investigations or any related lawsuits or the effect that findings in such investigations or lawsuits adverse to us may have on us.

On July 24, 2006, we announced that we had entered into the Merger Agreement. In connection with the Merger, we are aware of eight asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. Additional lawsuits pertaining to the Merger could be filed in the future. While we believe these lawsuits are without merit and plan to defend them vigorously, adverse findings in these lawsuits may have an adverse effect on our ability to consummate the Merger.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions. From time to time, companies doing business under federal health care programs may be contacted by various government agencies in connection with a government investigation either brought by the government or by a private person under a qui tam action. Because of the confidential nature of some government investigations or a confidential seal under the federal False Claims Act, we do not always know the particulars of the allegations or concerns at the time the government notifies us that an investigation is proceeding. Certain of our individual facilities have received, and other facilities from time to time may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

From time to time, government agencies and their agents, such as the Medicare fiscal intermediaries and carriers, as well as OIG, conduct audits of our health care operations. Private payers may conduct similar postpayment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operations and liquidity.

Our facilities are heavily concentrated in Florida and Texas, which makes us sensitive to regulatory, economic, environmental and competitive changes in those states.

We operated 179 hospitals at September 30, 2006, and 75 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 50% of our consolidated revenues for the nine months ended September 30, 2006. This situation makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm. In addition, the premiums to renew our property insurance policy for 2006 increased significantly over premiums incurred in 2005. Our new policy also includes an increase in the stated deductible and we were not able to obtain coverage in the amounts we have had under our previous policies. As a result of such increases in premiums and deductibles, we expect that our cash flows and profitability will be adversely affected. In addition, the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

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

Date: October 30, 2006