Form 10-K
period 2006-12-31
HCA INC/TN
filed 2007-03-27
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Registrant’s telephone number, Including Area Code: (615) 344-9551
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
      As of February 28, 2007, there were approximately 93,004,000 shares of Registrant’s common stock outstanding. As of June 30, 2006, which was prior to Registrant’s recapitalization, the aggregate market value of the common stock held by non-affiliates was approximately $16.1 billion. For purposes of the foregoing calculation only, Registrant’s directors, executive officers and the HCA 401(k) Plan have been deemed to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

INDEX

		Page
		Reference

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	36
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	61
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions, and Director Independence	100
Item 14.	Principal Accountant Fees and Services	104
Part IV
Item 15.	Exhibits and Financial Statement Schedules	106
Signatures		112
Ex-3.2 Amended and Restated Bylaws of the Company
Ex-4.7(b) Amendment No. 1 to Credit Agreement
Ex-4.13 November 17, 2006 Registration Rights Agreement
Ex-10.11 Key Employee 2006 Stock Incentive Plan
Ex-10.12 Management Stockholder's Agreement
Ex-10.13 Sale Participation Agreement
Ex-10.14 Form of Option Rollover Agreement
Ex-10.15 Form of Option Agreement (2007)
Ex-10.16 Exchange and Purchase Agreement
Ex-10.20 November 17, 2006 Management Agreement
Ex-10.22(c) Second Amendment to Supplemental Executive Retirement Plan
Ex-10.26 HCA 2007 Senior Officer Performance Excellence Program
Ex-10.27(a) Jack O. Bovender Jr Employment Agreement
Ex-10.27(b) Richard M. Bracken Employment Agreement
Ex-10.27(c) R. Milton Johnson Employment Agreement
Ex-10.27(d) Samuel N. Hazen Employment Agreement
Ex-10.27(e) W. Paul Rutledge Employment Agreement
Ex-12 Statement re Computation of Ratio of Earnings to Fixed Charges
Ex-21 List of Subsidiaries
Ex-23 Ernst & Young LLP Consent
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32 Section 906 Certification

PART I

Item 1.	Business
General
      HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2006, we operated 173 hospitals, comprised of 166 general, acute care hospitals; six psychiatric hospitals; and one rehabilitation hospital. The 173 hospital total includes seven hospitals (six general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 107 freestanding surgery centers, nine of which are owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. Our facilities are located in 20 states, England and Switzerland. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.
      Our primary objective is to provide the communities we serve a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, diagnostic centers and rehabilitation facilities. Our psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.
      The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.
      On July 24, 2006, our Board of Directors approved and we entered into a Merger Agreement (the “Merger Agreement” and the transactions contemplated thereby the “Merger”) with Hercules Acquisition Corporation (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor” and together, the “Sponsors”), and affiliates of HCA founder Dr. Thomas F. Frist, Jr., (the “Frist Entities”, and together with the Sponsors, the “Investors”), pursuant to which Hercules Holding would acquire all of our outstanding shares of common stock for $51.00 per share in cash. The Merger Agreement was approved by our shareholders on November 16, 2006. The Merger, the financing transactions related to the Merger and other related transactions were consummated on November 17, 2006, had a transaction value of approximately $33.0 billion and are collectively referred to in this annual report as the “Recapitalization.” As a result of the Recapitalization, our outstanding common stock is owned by Hercules Holding, certain members of management and other key employees. Our common stock is no longer registered with the Securities and Exchange Commission (the “SEC”) and is no longer traded on a national securities exchange.
Available Information
      We currently voluntarily file certain reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports and other information we file electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K and quarterly reports on Form 10-Q, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.
      Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Inc., One Park Plaza, Nashville, Tennessee 37203.
Business Strategy
      We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:

•	maintain our dedication to the care and improvement of human life;

•	maintain our commitment to ethics and compliance;

•	leverage our leading local market positions;

•	expand our presence in key markets;

•	continue to leverage our scale;

•	continue to develop enduring physician relationships; and

•	become the health care employer of choice.
Health Care Facilities
      We currently own, manage or operate hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.
      At December 31, 2006, we owned and operated 160 general, acute care hospitals with 38,754 licensed beds, and an additional six general, acute care hospitals with 2,127 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.
      Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.
      At December 31, 2006, we operated six psychiatric hospitals with 600 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.
      Outpatient health care facilities operated by us include freestanding surgery centers, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities.
      In addition to providing capital resources, our affiliates provide a variety of management services to our health care facilities, including patient safety programs; ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; human resources services; and internal audit services.

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
      We receive payment for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our patient revenues from such sources were as follows:

	Year Ended December 31,

	2006	2005	2004

Medicare	26%	27%	28%
Managed Medicare	5	(a )	(a )
Medicaid	5	5	5
Managed Medicaid	3	3	3
Managed care and other insurers(a)	53	57	54
Uninsured(b)	8	8	10

Total	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

(b)	Uninsured revenues for the years ended December 31, 2006 and 2005 were reduced by $1.095 billion and $769 million, respectively, of discounts to the uninsured, related to the uninsured discount program implemented January 1, 2005.
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
      Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs or PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. On January 1, 2005, we modified our policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue/ Volume Trends.”

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
      DRG rates are updated and DRG weights are recalibrated each federal fiscal year (which begins October 1). The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In federal fiscal year 2006, the DRG rate increase was market basket of 3.7%. For federal fiscal year 2007, the Centers for Medicare and Medicaid Services (“CMS”) set the DRG rate increase at full market basket of 3.4%. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provided for DRG rate increases for certain federal fiscal years at full market basket, if data for ten patient care quality indicators were submitted to the Secretary of the Department of Health and Human Services (“HHS”). On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA 2005”) was enacted by Congress and expanded the number of quality measures that must be reported to receive a full market basket update to 21, beginning with discharges occurring in the third quarter of 2006. On November 24, 2006, CMS issued a final rule that expands to 26 the number of quality measures that must be reported, beginning in the first quarter of calendar year 2007, and requires, beginning in the third quarter of calendar year 2007, that hospitals report the results of a 27-question patient perspective survey. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update. All of our hospitals paid under Medicare inpatient DRG PPS are participating in the quality initiative by the Secretary of HHS by submitting the quality data requested. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.
      In the Federal Register dated August 18, 2006, CMS changed the methodology used to recalibrate the DRG weights from charge based weights to cost relative weights under a 3-year transition period beginning in federal fiscal year 2007. The adoption of the cost relative weights is not anticipated to have a material financial impact to us. CMS is currently studying alternative DRG systems that would recognize severity of illness. It is anticipated that CMS will propose revisions to the DRG system to better recognize severity of illness for federal fiscal year 2008. It is uncertain as to what those revisions might be and what the financial impact could be to us.
      Future realignments in the DRG system could also reduce the margins we receive for certain specialties, including cardiology and orthopedics. The greater proliferation of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Changes in the payments received for specialty services could have an adverse effect on our revenues.
      Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases. CMS estimates that outlier payments were 3.52% and 3.96% of total operating DRG payments for federal fiscal years 2004 and 2005, respectively. For federal fiscal year 2006, CMS has established an outlier threshold of $23,600, which resulted in outlier payments of 4.62% as estimated by CMS. For federal fiscal year 2007, CMS has established an outlier threshold of $24,485. We do not anticipate that the change to the outlier threshold for federal fiscal year 2007 will have a material impact on our revenues.

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
      Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2005 and 2006 by market basket of 3.3% and 3.7%, respectively. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there was an effective 2.25% reduction to the market basket of 3.7%, resulting in a net market basket of 1.45%. For calendar year 2007, MMA provides for a full market basket update, and on November 24, 2006 CMS published a final rule that updated payment rates for calendar year 2007 by the full market basket of 3.4%. In this final rule, CMS announced that it will require hospitals to submit quality data relating to outpatient care in order to receive the full market basket increase under the outpatient PPS beginning in calendar year 2009. CMS did not indicate what data must be submitted or other details of the program. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient PPS.

Rehabilitation
      CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2005 and 2006, CMS updated the PPS rate for rehabilitation hospitals and units by market basket of 3.1% and 3.6%, respectively. For federal fiscal year 2007, CMS has updated the PPS rate for IRFs by market basket of 3.3%. However, CMS also applied reductions to the standard payment amount of 1.9% and 2.6% for federal fiscal years 2006 and 2007, respectively, to account for coding changes that do not reflect real changes in case mix. As of December 31, 2006, we had one rehabilitation hospital, which is operated through a joint venture, and 49 hospital rehabilitation units.
      On May 7, 2004, CMS published a final rule to change the criteria for being classified as an IRF, commonly known as the “75 percent rule.” CMS revised the medical conditions for patients served by rehabilitation facilities from ten medical conditions to 13 conditions. Pursuant to this final rule, a specified percentage of a facility’s inpatients over a given year must be treated for one of these conditions. The final rule provides for a transition period during which the percentage threshold would increase. For cost reporting periods that began on or after July 1, 2004 and before July 1, 2005, the compliance threshold was set at 50% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006, the compliance threshold was set at 60% of the IRF’s total patient population. For cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007, the compliance threshold is set at 65% of the IRF’s total patient population. The compliance threshold will be set at 75% for cost reporting periods beginning on or after July 1, 2007. Implementation of the “75 percent rule” has started to reduce our IRF admissions and can be expected to continue to significantly restrict the treatment of patients whose medical conditions do not meet any of the 13 approved conditions.
      Medicare fiscal intermediaries have been given the authority to develop and implement Local Coverage Determinations (“LCD”) to determine the medical necessity of care rendered to Medicare patients where there is no national coverage determination. Some intermediaries have finalized their LCDs for rehabilitation services. A restrictive rehabilitation LCD has the potential to significantly impact Medicare rehabilitation payments. Some fiscal intermediaries have implemented LCDs that are more stringent than the 75 percent rule or have retroactively denied coverage based on new LCDs. The financial impact to us of the implementation of final rehabilitation LCDs throughout our markets is uncertain.

Psychiatric
      Payments to PPS-exempt psychiatric hospitals and units are based upon reasonable cost, subject to a cost-per-discharge target (the TEFRA limits) which are updated annually by a market basket index. The target amount for federal fiscal year 2006 was subject to a market basket update of 3.8% for psychiatric hospitals and units that are being paid under the three-year transition to the inpatient psychiatric PPS.
      On November 15, 2004, CMS published a final regulation to implement a PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”). The new prospective payment system replaces the cost-based system for reporting periods beginning on or after January 1, 2005. IPF PPS is a per diem prospective payment system, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS is being implemented over a three-year transition period with full payment under IPF PPS to begin in the fourth year. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. Thus, the initial IPF PPS per diem payment rate was effective for the 18-month period January 1, 2005 through June 30, 2006. CMS updated payments under the IPF PPS for rate year 2007 (July 1, 2006 to June 30, 2007) by 4.5% (reflecting the blend of the 4.6% update for IPF TEFRA and the 4.3% update for IPF PPS payments). The market basket update accounts for moving from a calendar year to a rate year (the annual market basket is estimated to be 3.4%). As of December 31, 2006, we had six psychiatric hospitals and 36 hospital psychiatric units.

Other
      Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. For federal fiscal year 2006, CMS applied an occupational mix adjustment factor to the wage index amounts for the first time, but limited the adjustment to 10% of the wage index. CMS increased the occupational mix adjustment to 100% for inpatient PPS effective for federal fiscal year 2007 in the final rule published on October 11, 2006.
      MMA lowered the labor share for inpatient PPS payments for hospitals with wage indices less than or equal to 1.0 from 71.1% to 62.0%, effective October 1, 2004, unless the lower percentage would result in lower payments to the hospital. This change, in effect, increases payments for all hospitals whose wage index is less than or equal to 1.0. For all other hospitals, CMS lowered the 71.1% labor share to 69.7%, effective October 1, 2005. Also, effective October 1, 2005, IRF PPS adopted the Core-Based Statistical Area (“CBSA”) definition of labor market geographic areas but have not adopted an occupational mix adjustment. For federal fiscal year 2006, IRFs received a blended (50/50) wage index based on the old and new wage geographic definitions.
      The occupational mix adjustment has not been applied to IPF PPS at this time. However, in the final rule published on May 9, 2006, CMS adopted the CBSA definition of labor market geographic areas for IPF PPS effective July 1, 2006.
      The adoption of the wage indices based upon the new wage definitions and the adoption of the occupational mix adjustment for inpatient PPS, while slightly negative in the aggregate, are not anticipated to have a material financial impact for 2007.
      CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with MMA, CMS has initiated the implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors

(“MACs”). Hospital companies will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where the hospital company’s home office is located. We have requested that CMS enable us to use more than one MAC but less than the 12 MACs where our hospitals are located. CMS awarded the first of the MAC contracts on July 31, 2006. Jurisdiction 3, which includes the states of Arizona, Montana, North Dakota, South Dakota, Utah and Wyoming, was awarded to Noridian Administrative Services. HCA operates six hospitals in Jurisdiction 3 and Mutual of Omaha continues to serve as their fiscal intermediary. An additional seven jurisdictions are expected to be awarded in July and September of 2007, and the remaining seven jurisdictions are expected to be awarded in September 2008. All of these changes could impact claims processing functions and the resulting cash flow. We cannot predict the impact that these changes could have on our cash flow.
      Effective January 1, 2007, as a result of DRA 2005, reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. In the Federal Register dated August 23, 2006, CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ambulatory surgery center (“ASC”), effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 APCs used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, under the proposed regulations, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure would be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. Under this proposal, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, which would be listed by CMS, would be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies. CMS has announced that the final rule to implement a revised ASC payment system will be published in a separate rule in 2007.
      Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program.

Managed Medicare
      Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs, or private fee-for-service plans.

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
      Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their

Medicaid expenditures. DRA 2005, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. On January 18, 2007, CMS published a proposed rule entitled “Medicaid Program; Cost Limits for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership”. The proposed rule, if finalized, could significantly impact state Medicaid programs. It is uncertain if such rule will be finalized. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

Managed Medicaid
      Managed Medicaid programs relate to situations where states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not abdicate program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.

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

Managed Care and Other Discounted Plans
      Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by managed care and other insurers were 36%, 42% and 42% of our total admissions for the years ended December 31, 2006, 2005 and 2004, respectively (prior to 2006, managed Medicare admissions, 6% of 2006 admissions, were classified as managed care). Managed care contracts are typically negotiated for one-year or two-year terms. While we generally received annual average yield increases of six to seven percent from managed care payers during 2006, there can be no assurance that we will continue to receive increases in the future.
Hospital Utilization
      We believe that the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, we believe the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

      The following table sets forth certain operating statistics for our hospitals. Hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months.

	Years Ended December 31,

	2006	2005	2004	2003	2002

Number of hospitals at end of period(a)	166	175	182	184	173
Number of freestanding outpatient surgery centers at end of period(b)	98	87	84	79	74
Number of licensed beds at end of period(c)	39,354	41,265	41,852	42,108	39,932
Weighted average licensed beds(d)	40,653	41,902	41,997	41,568	39,985
Admissions(e)	1,610,100	1,647,800	1,659,200	1,635,200	1,582,800
Equivalent admissions(f)	2,416,700	2,476,600	2,454,000	2,405,400	2,339,400
Average length of stay (days)(g)	4.9	4.9	5.0	5.0	5.0
Average daily census(h)	21,688	22,225	22,493	22,234	21,509
Occupancy rate(i)	53%	53%	54%	54%	54%
Emergency room visits(j)	5,213,500	5,415,200	5,219,500	5,160,200	4,802,800
Outpatient surgeries(k)	820,900	836,600	834,800	814,300	809,900
Inpatient surgeries(l)	533,100	541,400	541,000	528,600	518,100

(a)	Excludes seven facilities in 2006, 2005, 2004 and 2003, and six facilities in 2002 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes nine facilities in 2006, seven facilities in 2005, eight facilities in 2004 and four facilities in 2003 and 2002 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition
      Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. Additionally, in the past several years the number of freestanding surgery centers and diagnostic centers (including facilities owned by physicians) in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. The rates charged by our hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and tax revenues, and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of our hospitals. We are facing increasing competition from physician-owned specialty hospitals and freestanding surgery centers for market share in high margin services.
      Psychiatric hospitals frequently attract patients from areas outside their immediate locale and, therefore, our psychiatric hospitals compete with both local and regional hospitals, including the psychiatric units of general, acute care hospitals.
      Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care; ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals; location; breadth of services; technology offered and prices charged. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.
      Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by us, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients.
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
      We, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and managed care contracting for provider services by private and government payers remain ongoing challenges.

      Admissions and average lengths of stay continue to be negatively affected by payer-required preadmission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand many of our facilities or acquire or construct new facilities to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.
Regulation and Other Factors

Licensure, Certification and Accreditation
      Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that our health care facilities are properly licensed under applicable state laws. All of our general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“Joint Commission”). If any facility were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure also may include notification or approval in the event of the transfer or change of ownership. Failure to obtain the necessary state approval in these circumstances can result in the inability to complete an acquisition or change of ownership.

Certificates of Need
      In some states where we operate hospitals, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership.

State Rate Review
      Some states have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, indigent tax provisions have not materially, adversely affected our results of operations. Although we do not currently operate facilities in states that mandate rate or budget reviews, we cannot predict whether we will operate in such states in the future, or whether the states in which we currently operate may adopt legislation mandating such reviews.

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

Anti-kickback Statute
      A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. Courts have held that there is a violation of the Anti-kickback Statute if just one purpose of the renumeration is to generate referrals, even if there are other lawful purposes.
      The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, and (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.
      The OIG also issues Special Advisory Bulletins as a means of providing guidance to health care providers. These bulletins, along with the Special Fraud Alerts, have focused on certain arrangements that could be subject to heightened scrutiny by government enforcement authorities, including: (a) contractual joint venture arrangements and other joint venture arrangements between those in a position to refer business, such as physicians, and those providing items or services for which Medicare or Medicaid pays, and (b) certain “gainsharing” arrangements, i.e., the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

      In addition to issuing Special Fraud Alerts and Special Advisory Bulletins, the OIG issues compliance program guidance for certain types of health care providers. In January 2005, the OIG published Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.
      As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor, or that it is identified in a fraud alert or advisory bulletin or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. An adverse determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

Stark Law
      The Social Security Act also includes a provision commonly known as the “Stark Law.” This law effectively prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” that are reimbursable by Medicare, including inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
      CMS has issued two phases of regulations implementing the Stark Law, which became effective on January 4, 2002 and July 26, 2004, respectively, and which created several additional exceptions. A third phase is expected to be issued by March 2008. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of them for enforcement purposes.
      In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. During the moratorium, HHS was required to conduct an analysis of specialty hospitals, including quality of care provided and physician referral patterns to these facilities. MedPAC was also required to study cost and payment issues related to specialty hospitals. The moratorium applied to hospitals that primarily or exclusively treat cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation, unless the hospitals were in operation or development before November 18, 2003, did not increase the number of physician investors, and met certain other requirements. The moratorium expired on June 8, 2005. In March 2005, MedPAC issued its report on specialty hospitals, in which it recommended that Congress extend the moratorium until January 1, 2007, modify payments to hospitals to reflect more closely the cost of care, and allow certain types of gainsharing arrangements. In May 2005, HHS issued the required report of its analysis of specialty hospitals in which it recommended reforming certain inpatient hospital services and ambulatory surgery center services payment rates that may currently encourage the establishment of specialty hospitals and implementation of closer scrutiny of the processes for approving new specialty hospitals for participation in Medicare. Further, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating in effect a moratorium on new specialty hospitals. DRA 2005, signed into law February 8, 2006, directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS. On August 8, 2006, HHS issued its final report, in which it announced that it would resume processing and certifying provider enrollment applications for specialty hospitals. HHS also announced that it will require hospitals to disclose any financial arrangements with physicians. HHS has not announced when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information.

Similar State Laws
      Many states in which we operate also have laws that prohibit payments to physicians for patient referrals, similar to the Anti-kickback Statute and self-referral legislation similar to the Stark Law. The scope of these state laws is broad, since they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

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

Other Fraud and Abuse Provisions
      The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, making or accepting a payment to induce a physician to reduce or limit services and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal healthcare program. Like the Anti-kickback Statute, these provisions are very broad. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, as well as accurately prepare cost reports.

      Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute.

The Federal False Claims Act and Similar State Laws
      The qui tam, or whistleblower, provisions of the federal False Claims Act allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the False Claims Act to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.
      In some cases, whistleblowers, the federal government and some courts have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

HIPAA Administrative Simplification and Privacy Requirements
      The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations became mandatory for our facilities in October 2003, although CMS accepted noncompliant claims through September 30, 2005. HHS has proposed a rule that would establish standards for electronic health care claims attachments. In addition, HIPAA requires that each provider apply for and receive a National Provider Identifier by May 2007. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
      HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS issued regulations containing privacy standards and compliance with these regulations became mandatory during April 2003. The privacy regulations control the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released final security regulations that became mandatory during April 2005 and require health care providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. We have developed and enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

EMTALA
      All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.
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

Health Care Industry Investigations
      Significant media and public attention has focused in recent years on the hospital industry. While we are currently not aware of any material investigations of the Company under federal or state health care laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.
      Our substantial Medicare, Medicaid and other governmental billings result in heightened scrutiny of our operations. We continue to monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigations or litigation may result in interpretations that are inconsistent with our or industry practices.

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
      In addition to national enforcement initiatives, federal and state investigations relate to a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources to our hospitals, and joint venture arrangements involving physician investors. Any additional investigations of the Company, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.
      Commencing in 1997, we became aware we were the subject of governmental investigations and litigation relating to our business practices. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties. The investigations related to, among other things, DRG coding, outpatient laboratory billing, home health issues, physician relations, cost report and wound care issues. The investigations were concluded through a series of agreements executed in 2000 and 2003 with the Criminal Division of the Department of Justice, the Civil Division of the Department of Justice, various U.S. Attorneys’ offices, CMS, a negotiating team representing states with claims against us, and others. In January 2001, we entered into an eight-year Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and other federal and state health care programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

Health Care Reform
      Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private health care insurance. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. Some states, including the states in which we operate, have applied for and have been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program.

Compliance Program and Corporate Integrity Agreement
      We maintain a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, we provide annual ethics and compliance training to our employees and encourage all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line.
      Our CIA with the OIG is structured to assure the federal government of our overall federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. We underwent major training efforts to ensure that our employees learned and applied the policies and procedures implemented under the CIA and our ethics and compliance program. The CIA also included testing for outpatient laboratory billing in 2001, which was replaced with skilled nursing facilities billing in 2003. The CIA has had the effect of increasing the amount of information we provide to the federal government regarding our health care practices and our compliance with federal regulations. Under the CIA, we have numerous affirmative obligations, including the requirement that we report potential violations of applicable federal health care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA and other laws, most of which we consider to be nonviolations or technical violations. This obligation could result in greater scrutiny by regulatory authorities. Although no government agency has taken any adverse action related to the CIA disclosures, the government could determine that our reporting and/or our resolution of reported issues has been inadequate. Breach of the CIA and/or a finding of violations of applicable health care laws or regulations could subject us to repayment requirements, substantial monetary penalties, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties.

Antitrust Laws
      The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but future review of our practices by courts or regulatory authorities could result in a determination that could adversely affect our operations.
Environmental Matters
      We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, results of operations or financial condition.
Insurance
      As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary. Effective January 1, 2007, our facilities will generally be self-insured for the first $5 million of per occurrence losses.
      We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts that we believe are customary for our industry. The directors and officers liability coverage includes a $25 million corporate deductible for the periods prior to the Merger and a $1 million corporate deductible subsequent to the Merger. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.
Employees and Medical Staffs
      At December 31, 2006, we had approximately 186,000 employees, including approximately 49,000 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 21 and 16 of our hospitals were represented by various labor unions at December 31, 2006 and 2005, respectively. We consider our employee relations to be satisfactory. Our hospitals have experienced some recent union organizational activity. We had elections at seven hospitals in Florida in the fourth quarter of 2006 and an election at one hospital in California in February 2007. We do not expect such efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. This shortage may also require an increase in the utilization of more expensive temporary personnel.
      Our hospitals are staffed by licenced physicians, who generally are not employees of our hospitals. However, some physicians provide services in our hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.
Item 1A.  Risk Factors
Risk Factors
      If any of the events discussed in the following risk factors were to occur, our business, financial position, results of operations, cash flows or prospects could be materially, adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain our business and operations.
      Our Substantial Leverage Could Adversely Affect Our Ability To Raise Additional Capital To Fund Our Operations, Limit Our Ability To React To Changes In The Economy Or Our Industry, Expose Us To Interest Rate Risk To The Extent Of Our Variable Rate Debt And Prevent Us From Meeting Our Obligations.
      On November 17, 2006, we consummated the Merger with Merger Sub, a wholly owned subsidiary of Hercules Holding, pursuant to which the Investors acquired all of our outstanding shares of common stock for $51.00 per share in cash. The Merger, the financing transactions related to the Merger and other related transactions had a transaction value of approximately $33.0 billion and are collectively referred to in this annual report as the “Recapitalization.” As a result of the Recapitalization, our outstanding common stock is owned by Hercules Holding, certain members of management and other key employees, and certain other investors. Our common stock is no longer registered with the SEC and is no longer traded on a national securities exchange.

      Since completing the Recapitalization, we are highly leveraged. As of December 31, 2006, our total indebtedness was $28.408 billion. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our unhedged borrowings will be at variable rates of interest;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
      We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our Debt Agreements Contain Restrictions That Limit Our Flexibility In Operating Our Business.
      Our senior secured credit facilities and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
      Under our asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and our senior secured revolving credit facility is less than a specified amount, for a certain period of time, or if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to cash collateralize letters of credit issued thereunder.
      Under our senior secured credit facilities we will be required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A breach of any of these covenants could result in a default under both of our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, our lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure each such indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities and our existing senior secured notes. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our senior secured credit facilities and our outstanding notes.

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.
      The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In 2005, CMS began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. On February 8, 2006, DRA 2005 was enacted by Congress and expanded the number of quality measures that must be reported to 21, beginning with discharges occurring in the third quarter of 2006. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these 21 quality measures, patient volumes could decline. In addition, DRA 2005 requires that CMS expand the number of quality measures in future years. On November 1, 2006, CMS announced a final rule that expands to 26 the number of quality measures that must be reported, beginning in the first quarter of calendar year 2007, and requires, beginning in the third quarter of calendar year 2007, that hospitals report the results of a 27-question patient perspective survey. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.
      In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from physician-owned specialty hospitals and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”
      Section 507 of MMA provided for an 18-month moratorium on the establishment of new specialty hospitals. The moratorium expired on June 8, 2005. However, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating, in effect, a new moratorium on specialty hospitals. DRA 2005 directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of DRA 2005 or the release of a report regarding physician owned specialty hospitals by HHS. On August 8, 2006, HHS issued its final report, in which it announced that it would resume processing and certifying provider enrollment applications. As a result of the moratorium being rescinded, we face additional competition from an increased number of specialty hospitals, including hospitals owned by physicians currently on staff at our hospitals. In addition, HHS announced that it will require all hospitals to disclose any physician ownership and certain financial arrangements with physicians. HHS has not announced when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information.

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

      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.972 billion patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). For the year ended December 31, 2006, the provision for doubtful accounts increased to 10.4% of revenues compared to 9.6% of revenues in 2005. Adjusting for the effect of the uninsured discount policy implemented January 1, 2005, the provision for doubtful accounts was 14.1% and 12.4% of revenues for the years ended December 31, 2006 and 2005, respectively.
      A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations.

Changes In Governmental Interpretations May Negatively Impact Our Ability To Obtain Reimbursement Of Medicare Bad Debts
      The Medicare program will reimburse 70% of bad debts related to deductibles and coinsurance for patients with Medicare coverage, after the provider has made a reasonable effort to collect these amounts. On March 30, 2006, the United States District Court for the Western District of Michigan entered a final order in Battle Creek Health System v. Thompson, which provided that reasonable collection efforts have not been satisfied as long as the Medicare accounts remained with an external collection agency. The case is under appeal at the United States Court of Appeals for the Sixth Circuit. We utilize extensive in-house and external collection efforts for our accounts receivable, including deductible and coinsurance amounts owed by patients with Medicare coverage. However, we utilize a secondary collection agency after in-house and primary collection agency efforts have been unsuccessful. As a result of the Battle Creek decision, we contacted CMS and outlined our collection process and the reasons for our belief that Medicare bad debts could be claimed for reimbursement after exhaustion of collection efforts at the primary collection agency, but while the accounts were still pending with the secondary collection agency. CMS has responded to us consistent with the Battle Creek decision. We are in continued discussions with CMS concerning the proper timing to claim reimbursement for Medicare bad debts. We incur approximately $30 million of Medicare bad debts per year that are subject to the Battle Creek decision. We are unable to predict the outcome of the Battle Creek case or CMS’s final answer on the use of external collection agencies. We are currently evaluating possible modifications to our accounts receivable collection processes that will both provide us with reasonable collection results and comply with CMS’s interpretation of reasonable collection efforts.

Changes In Governmental Programs May Reduce Our Revenues.
      A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 58% of our admissions from the Medicare and Medicaid programs in 2006. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Such changes may also increase our operating costs, which could reduce our profitability.
      Effective January 1, 2007, as a result of DRA 2005, reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. On August 8, 2006 CMS announced proposed regulations that, if adopted, would change payment for procedures performed in an ASC, effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 Ambulatory Procedure Classification groups (APCs) used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, under the proposed regulations, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure would be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. In addition, under this proposal, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, which would be listed by CMS, would be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.
      On August 1, 2006, CMS announced a final rule that refines the DRG payment system. CMS announced that it is considering additional changes effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our revenues. Future realignments in the DRG system could also reduce the margins we receive for certain specialties, including cardiology and orthopedics. In fact, the greater popularity of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Any such change in the payments received for specialty services could have an adverse effect on our revenues and could require us to modify our strategy. Other Medicare payment changes may also affect our revenues. See Item 1. “Business — Sources of Revenue.” DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. MMA, as amended by DRA 2005, provides for DRG increases using the full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and using the market basket minus two percentage points if such data is not submitted. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.
      Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. On January 18, 2007, CMS published a proposed rule entitled “Medicaid Program; Cost Limits for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” The proposed rule, if finalized, could significantly impact state Medicaid programs. It is uncertain if the rule will be finalized. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

Demands Of Nongovernment Payers May Adversely Affect Our Growth In Revenues.
      Our ability to negotiate favorable contracts with nongovernment payers, including managed care plans, significantly affects the revenues and operating results of most of our hospitals. Admissions derived from managed care and other insurers accounted for approximately 36% of our admissions in 2006. Nongovernment payers, including managed care payers, increasingly are demanding discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material adverse effect on our financial position and results of operations.

Our Performance Depends On Our Ability To Recruit And Retain Quality Physicians.
      Physicians generally direct the majority of hospital admissions, and the success of our hospitals depends, therefore, in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our Hospitals Face Competition For Staffing, Which May Increase Labor Costs And Reduce Profitability.
      Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In addition, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

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

      Among these laws are the Anti-kickback Statute, the Stark Law and the False Claims Act and similar state laws. These laws impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, including employment contracts, leases and professional service agreements. We also have similar relationships with physicians and facilities to which patients are referred from our facilities from time to time. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean that the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny; however, we cannot assure you that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may also be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.
      Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.
      Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the False Claims Act, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.
      If we fail to comply with the Anti-kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. See Item 1, “Business — Regulation and Other Factors.”
      Because many of these laws and their implementation regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material, adverse effect our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

We Have Been The Subject Of Governmental Investigations, Claims And Litigation
      Commencing in 1997, we became aware that we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. Under the CIA, we have numerous affirmative obligations, including the requirement that we report potential violations of applicable federal health care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA and other laws, most of which we consider to be nonviolations or technical violations. Although no government agency has taken any adverse action related to the CIA disclosures, the government could determine that our reporting and/or our resolution of reported issues have been inadequate. If we are found to be in violation of the CIA or any applicable health care laws or regulations, we could be subject to repayment requirements, substantial monetary fines, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs, and, for violations of certain laws and regulations, criminal penalties. Any such sanctions or expenses could have a material, adverse effect on our financial position, results of operations or liquidity.
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
      Subsequently, we and certain of our executive officers and directors were named in various federal securities law class actions and several shareholders have filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act, and we have been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of the investigations or any related lawsuits or the effect that findings in such investigations or lawsuits adverse to us may have on us. We have, however, reached an agreement in principle for the settlement of the derivative lawsuits.
      On July 24, 2006, we announced that we had entered into the Merger Agreement. In connection with the Merger, we are aware of eight asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. Certain of these lawsuits, though not all, are the subject of an agreement in principle to settle. Additional lawsuits pertaining to the Merger could be filed in the future. These proceedings are described in greater detail under Item 3, “Legal Proceedings.”
      Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions. From time to time, companies doing business under federal health care programs may be contacted by various governmental agencies in connection with a government investigation either brought by the government or by a private person under a qui tam action. Because of the confidential nature of some government investigations or a confidential seal under the federal False Claims Act, we do not always know the particulars of the allegations or concerns at the time the government notifies us that an investigation is proceeding. Certain of our individual facilities have received, and other facilities from time to time may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.
      From time to time, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

Controls Designed To Reduce Inpatient Services May Reduce Our Revenues.
      Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

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
      We are in the process of implementing projects to replace our payroll and human resources information systems. Management estimates that the payroll and human resources system projects will require total expenditures of approximately $333 million to develop and install. At December 31, 2006, project-to-date costs incurred were $295 million ($160 million of the costs incurred have been capitalized and $135 million have been expensed). Management expects that the system development, testing, data conversion and installation will continue through 2007.

State Efforts To Regulate The Construction Or Expansion Of Hospitals Could Impair Our Ability To Operate And Expand Our Operations.
      Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, known as a certificate of need, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate hospitals in a number of states with certificate of need laws. The failure to obtain any requested certificate of need could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients to our hospitals and grow our revenues, which would have an adverse effect on our results of operations.

Our Facilities Are Heavily Concentrated In Florida And Texas, Which Makes Us Sensitive To Regulatory, Economic, Environmental And Competitive Changes In Those States.
      We operated 173 hospitals at December 31, 2006, and 73 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 51% of our consolidated revenues for the year ended December 31, 2006. This concentration makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.
      In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm. In addition, the premiums to renew our property insurance policy for 2006 and 2007 increased significantly over premiums incurred in 2005. Our new policy also includes an increase in the stated deductible and we were not able to obtain coverage in the amounts we have had under our policies prior to 2006. As a result of such increases in premiums and deductibles, we expect that our cash flows and profitability will be adversely affected. In addition, the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We May Be Subject To Liabilities From Claims By The IRS.
      We are currently contesting claims for income taxes, interest and penalties proposed by the IRS for prior years aggregating approximately $678 million through December 31, 2006. The disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for uncollectible accounts in 2002 and the amount of insurance expense deducted in 1999 through 2002.
      During 2006, the IRS began an examination of our 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination or any future examinations that may be initiated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes.”

We May Be Subject To Liabilities From Claims Brought Against Our Facilities.
      We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. We insure a substantial portion of our professional liability risks through a wholly-owned subsidiary. Management believes our insurance coverage is sufficient to cover claims arising out of the operation of our facilities. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We Are Exposed To Market Risks Related To Changes In The Market Values Of Securities And Interest Rate Changes.
      We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $2.129 billion and $14 million, respectively, at December 31, 2006. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2006, we had a net unrealized gain of $25 million on the insurance subsidiary’s investment securities.
      We are also exposed to market risk related to changes in interest rates and periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The net interest payments based on the notional amounts in these agreements generally match the timing of the cash flows of the related liabilities. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not assets or liabilities of HCA. Any market risk or opportunity associated with these swap agreements is offset by the opposite market impact on the related debt. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Since The Merger, The Investors Control Us And May Have Conflicts Of Interest With Us In The Future.
      The Investors indirectly own approximately 97.5% of our capital stock due to the Recapitalization. As a result, the Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.
      Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Item 1B.  Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2006:

State	Hospitals	Beds

Alaska	1	238
California	5	1,504
Colorado	7	2,246
Florida	38	9,900
Georgia	12	2,124
Idaho	2	476
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	11	1,748
Mississippi	1	130
Missouri	7	1,222
Nevada	3	1,075
New Hampshire	2	295
Oklahoma	2	942
South Carolina	3	740
Tennessee	13	2,297
Texas	35	9,896
Utah	6	932
Virginia	10	2,963

International
Switzerland	2	220
England	6	704

	173	41,600

      In addition to the hospitals listed in the above table, we directly or indirectly operate 107 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.
      We maintain our headquarters in approximately 918,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.
      Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings
      We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially and adversely affect our results of operations and financial position in a given period.

Government Investigation, Claims and Litigation
      In January 2001, we entered into an eight-year CIA with the Office of Inspector General of the Department of Health and Human Services. Violation or breach of the CIA, or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and other federal and state health care programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material adverse effect on our results of operations and financial position.

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

Securities Class Action Litigation
      In November 2005, two putative federal securities law class actions were filed in the United States District Court for the Middle District of Tennessee seeking monetary damages on behalf of persons who purchased our stock between January 12, 2005 and July 13, 2005. These substantially similar lawsuits assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, against us and our Chairman and Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, related to our July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005.
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
      On June 27, 2006, we and each of the defendants moved to dismiss the consolidated amended complaint, and these motions are still pending.

Shareholder Derivative Lawsuits in Federal Court
      In November 2005, two then current shareholders each filed a derivative lawsuit, purportedly on behalf of our company, in the United States District Court for the Middle District of Tennessee against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. Each lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with our July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005 and seeks monetary damages.
      On January 23, 2006, the Court consolidated these actions as In re HCA Inc. Derivative Litigation, lead case number 3:05-CV-0968. The court stayed this action on February 27, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On

March 24, 2006, a consolidated derivative complaint was filed pursuant to a prior court order. On November 8, 2006, we reached an agreement in principle for the settlement of this consolidated action. The proposed settlement is subject to definitive documentation and court approval.

Shareholder Derivative Lawsuit in State Court
      On January 18, 2006, a then current shareholder filed a derivative lawsuit, purportedly on behalf of our company, in the Circuit Court for the State of Tennessee (Nashville District), against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. This lawsuit is substantially identical in all material respects to the consolidated federal litigation described above under “Shareholder Derivative Lawsuits in Federal Court.” The Court stayed this action on April 3, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On November 8, 2006, we reached an agreement in principle for the settlement of this action. The proposed settlement is subject to definitive documentation and court approval.

ERISA Litigation
      On November 22, 2005, Brenda Thurman, a former employee of an HCA affiliate, filed a complaint in the United States District Court for the Middle District of Tennessee on behalf of herself, the HCA Savings and Retirement Program (the “Plan”), and a class of participants in the Plan who held an interest in our common stock, against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and other unnamed individuals. The lawsuit, filed under sections 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. §§ 1132(a)(2) and (3), alleges that defendants breached their fiduciary duties owed to the Plan and to plan participants and seeks monetary damages and injunctions and other relief.
      On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (1) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (2) appointing Thurman as lead plaintiff, and (3) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. On January 26, 2006, the court issued an order reassigning the case to United States District Court Judge William J. Haynes, Jr., who has been presiding over the federal securities class action and federal derivative lawsuits.

Merger Litigation in State Court
      We are aware of six asserted class action lawsuits related to the Merger filed against us, our Chairman and Chief Executive Officer, our President and Chief Operating Officer, members of the Board of Directors and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger was the product of a flawed process, that the consideration to be paid to our shareholders in the Merger was unfair and inadequate, and that there was a breach of fiduciary duties. The complaints further allege that the Sponsors abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints sought, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions as In re HCA Inc. Shareholder Litigation, case number 06-1816-III.
      On November 8, 2006, we and the other named parties entered into a memorandum of understanding with plaintiffs’ counsel in connection with these actions.
      Under the terms of the memorandum, we, the other named parties and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. We and the other defendants deny all of the allegations in the lawsuit. Pursuant to the terms of the memorandum, Hercules Holding agreed to waive that portion in excess of $220 million of any termination fee that it has a right to receive under the Merger Agreement. Also, we and the other parties agreed not to assert that a then current shareholder’s demand for appraisal is untimely under Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) where such shareholder submitted a written demand for appraisal within 30 calendar days of the shareholders meeting held to adopt the Merger Agreement (with any such deadline being extended to the following business day should the 30th day fall on a holiday or weekend). We and the other parties also agreed not to assert that (i) the surviving corporation in the Merger or then current shareholder who was entitled to appraisal rights may not file a petition in the Court of Chancery of the State of Delaware demanding a determination of the value of the shares held by all such shareholders if such petition is not filed within 120 days of the effective time of the Merger so long as such petition is filed within 150 days of the effective time, (ii) a then current shareholder may not withdraw such shareholder’s demand for appraisal and accept the terms offered by the Merger if such withdrawal is not made within 60 days of the effective time of the Merger so long as such withdrawal is made within 90 days of the effective time of the Merger and (iii) that a then current shareholder may not, upon written request, receive from the surviving corporation a statement setting forth the aggregate number of shares not voted in favor of the Merger with respect to which demands for appraisal have been received and the aggregate number of holders of such shares if such request is not made within 120 days of the effective time of the Merger so long as such request is made within 150 days of the effective time.
      Two cases making similar allegations and seeking similar relief on behalf of purported classes of then current shareholders have also been filed in Delaware. These two actions have also been consolidated under case number 2307-N and are pending in the Delaware Chancery Court, New Castle County. We believe this lawsuit is without merit and plan to defend it vigorously. We further believe the claims asserted in this lawsuit are subject to the November 8, 2006 agreement in principle to settle the Merger litigation and shareholder derivative lawsuits.
      On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly are triggered by the Merger. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. The court has adopted a procedural schedule for addressing these issues that includes a trial in June 2007.

General Liability and Other Claims
      On April 10, 2006, a class action complaint was filed against us in the District Court of Kansas alleging, among other matters, nurse understaffing at all of our hospitals, certain consumer protection act violations, negligence and unjust enrichment. The complaint is seeking, among other relief, declaratory relief and monetary damages, including disgorgement of profits of $12.25 billion. A motion to dismiss this action was granted on July 27, 2006, but the plaintiffs have appealed this dismissal. We believe this lawsuit is without merit and plan to defend it vigorously.
      We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 6 to our consolidated financial statements.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      We held a special meeting of shareholders on November 16, 2006. The following matter was voted upon at the meeting:

	Votes in Favor	Votes Against	Abstentions

To adopt the Agreement and Plan of Merger, dated as of July 24, 2006, by and among the Company, Hercules Holding II, LLC, a Delaware limited liability company, and Hercules Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Hercules Holding II, LLC	283,539,958	31,968,124	4,830,055

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 28, 2007, there were 653 holders of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends.
      In January 2005, our Board of Directors approved an increase in our quarterly dividend from $0.13 per share to $0.15 per share. The Board declared the initial $0.15 per share dividend payable on June 1, 2005 to shareholders of record at May 1, 2005. In January 2006, our Board of Directors approved an increase in our quarterly dividend from $0.15 per share to $0.17 per share. The Board declared the initial $0.17 per share dividend payable on June 1, 2006 to shareholders of record at May 1, 2006 and an additional dividend payable September 1, 2006 to shareholders of record on August 1, 2006. We did not pay a quarterly dividend during the fourth quarter of 2006.

Item 6.	Selected Financial Data
HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions)

	2006	2005	2004	2003	2002

Summary of Operations:
Revenues	$25,477	$24,455	$23,502	$21,808	$19,729

Salaries and benefits	10,409	9,928	9,419	8,682	7,952
Supplies	4,322	4,126	3,901	3,522	3,158
Other operating expenses	4,057	4,039	3,797	3,676	3,341
Provision for doubtful accounts	2,660	2,358	2,669	2,207	1,581
(Gains) losses on investments	(243)	(53)	(56)	(1)	2
Equity in earnings of affiliates	(197)	(221)	(194)	(199)	(206)
Depreciation and amortization	1,391	1,374	1,250	1,112	1,010
Interest expense	955	655	563	491	446
Gains on sales of facilities	(205)	(78)	—	(85)	(6)
Transaction costs	442	—	—	—	—
Impairment of long-lived assets	24	—	12	130	19
Government settlement and investigation related costs	—	—	—	(33)	661
Impairment of investment securities	—	—	—	—	168

	23,615	22,128	21,361	19,502	18,126

Income before minority interests and income taxes	1,862	2,327	2,141	2,306	1,603
Minority interests in earnings of consolidated entities	201	178	168	150	148

Income before income taxes	1,661	2,149	1,973	2,156	1,455
Provision for income taxes	625	725	727	824	622

Net income	$1,036	$1,424	$1,246	$1,332	$833

Financial Position:
Assets	$23,675	$22,225	$21,840	$21,400	$19,059
Working capital	2,502	1,320	1,509	1,654	766
Long-term debt, including amounts due within one year	28,408	10,475	10,530	8,707	6,943
Minority interests in equity of consolidated entities	907	828	809	680	611
Equity securities with contingent redemption rights	125	—	—	—	—
Stockholders’ (deficit) equity	(11,374)	4,863	4,407	6,209	5,702
Cash Flow Data:
Cash provided by operating activities	$1,845	$2,971	$2,954	$2,292	$2,648
Cash used in investing activities	(1,307)	(1,681)	(1,688)	(2,862)	(1,740)
Cash (used in) provided by financing activities	(240)	(1,212)	(1,347)	650	(934)
Operating Data:
Number of hospitals at end of period(a)	166	175	182	184	173
Number of freestanding outpatient surgical centers at end of period(b)	98	87	84	79	74
Number of licensed beds at end of period(c)	39,354	41,265	41,852	42,108	39,932
Weighted average licensed beds(d)	40,653	41,902	41,997	41,568	39,985
Admissions(e)	1,610,100	1,647,800	1,659,200	1,635,200	1,582,800
Equivalent admissions(f)	2,416,700	2,476,600	2,454,000	2,405,400	2,339,400
Average length of stay (days)(g)	4.9	4.9	5.0	5.0	5.0
Average daily census(h)	21,688	22,225	22,493	22,234	21,509
Occupancy(i)	53%	53%	54%	54%	54%
Emergency room visits(j)	5,213,500	5,415,200	5,219,500	5,160,200	4,802,800
Outpatient surgeries(k)	820,900	836,600	834,800	814,300	809,900
Inpatient surgeries(l)	533,100	541,400	541,000	528,600	518,100
Days revenues in accounts receivable(m)	53	50	48	52	52
Gross patient revenues(n)	$84,913	$78,662	$71,279	$62,626	$53,542
Outpatient revenues as a % of patient revenues(o)	36%	36%	37%	37%	37%

(a)	Excludes seven facilities in 2006, 2005, 2004, and 2003; and six facilities in 2002 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(b)	Excludes nine facilities in 2006, seven facilities in 2005, eight facilities in 2004 and four facilities in 2003 and 2002 that are not consolidated (accounted for using the equity method) for financial reporting purposes.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.
(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days admitted patients stay in our hospitals.
(h)	Represents the average number of patients in our hospital beds each day.
(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(j)	Represents the number of patients treated in our emergency rooms.
(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.
(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.
(m)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.
(n)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.
(o)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
      On November 17, 2006, we consummated the Merger with Merger Sub, a wholly owned subsidiary of Hercules Holding, pursuant to which Hercules Holding acquired all of our outstanding shares of common stock for $51.00 per share in cash. The Merger, the financing transactions related to the Merger and other related transactions had a transaction value of approximately $33.0 billion and are collectively referred to in this annual report as the “Recapitalization.” As a result of the Recapitalization, our outstanding common stock is owned by Hercules Holding, certain members of management and other key employees, and certain other entities. Our common stock is no longer registered with the SEC and is no longer traded on a national securities exchange.
      The selected financial data and the accompanying consolidated financial statements present certain information with respect to the financial position, results of operations and cash flows of HCA Inc. which should be read in conjunction with the following discussion and analysis. The terms “HCA,” “Company,” “we,” “our,” or “us,” as used herein, refer to HCA Inc. and our affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners.
Forward-Looking Statements
      This Annual Report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization and the effect of the Recapitalization on our customer, employee and other relationships, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets and achieve expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and our corporate integrity agreement with the government, (10) changes in federal, state or local regulations affecting the health care industry, (11) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (12) the outcome of governmental investigations by the United States Attorney for the Southern District of New York and the SEC, (13) the outcome of certain class action and derivative litigation filed with respect to us, (14) the possible enactment of federal or state health care reform, (15) the availability and terms of capital to fund the expansion of our business, (16) the continuing impact of hurricanes on our facilities and the ability to obtain recoveries under our insurance policies, (17) changes in accounting practices, (18) changes in general economic conditions, (19) future divestitures which may result in charges, (20) changes in business strategy or development plans, (21) delays in receiving payments for services provided, (22) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (23) potential liabilities and other claims that may be asserted against us, and (24) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results may differ from those

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.
2006 Operations Summary
      Net income totaled $1.036 billion for the year ended December 31, 2006 compared to $1.424 billion for the year ended December 31, 2005. The 2006 results include reductions to estimated professional liability reserves of $136 million, gains on investments of $243 million, gains on sales of facilities of $205 million, transaction costs related to the Recapitalization of $442 million and an impairment of long-lived assets of $24 million. The 2005 results include reductions to estimated professional liability reserves of $83 million, expenses associated with hurricanes of $60 million, gains on investments of $53 million, gains on sales of facilities of $78 million, a favorable tax settlement of $48 million and a tax benefit of $24 million related to the repatriation of foreign earnings.
      Revenues increased 4.2% on a consolidated basis and 6.2% on a same facility basis for the year ended December 31, 2006 compared to the year ended December 31, 2005. The consolidated revenues increase can be attributed to a 6.8% increase in revenue per equivalent admission, offsetting a 2.4% decline in equivalent admissions. The same facility revenues increase resulted from flat same facility equivalent admissions and a 6.2% increase in same facility revenue per equivalent admission.
      During the year ended December 31, 2006, same facility admissions increased 0.2% compared to the year ended December 31, 2005. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 1.2% during the year ended December 31, 2006 compared to the year ended December 31, 2005.
      For the year ended December 31, 2006, the provision for doubtful accounts increased to 10.4% of revenues from 9.6% of revenues for the year ended December 31, 2005. Same facility uninsured admissions increased 10.9% and same facility uninsured emergency room visits increased 6.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005.
      Interest expense totaled $955 million for the year ended December 31, 2006 compared to $655 million for the year ended December 31, 2005. Interest expense for the fourth quarter of 2006 was $373 million and represented an increase of $207 million compared to the fourth quarter of 2005, due primarily to the increased debt related to the Recapitalization.
Business Strategy
      We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:
      Maintain Our Dedication to the Care and Improvement of Human Life. Our business is built on putting patients first and providing high quality health care services in the communities we serve. Our dedicated professionals oversee our Quality Review System, which measures clinical outcomes, satisfaction and regulatory compliance to improve hospital quality and performance. In addition, we continue to implement advanced health information technology to improve the quality and convenience of services to our communities. We are using our advanced electronic medication administration record, which uses bar coding technology to ensure that each patient receives the right medication, to build toward a fully electronic health record that provides convenient access, electronic order entry and decision support for physicians. These technologies improve patient safety, quality and efficiency.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Business Strategy (Continued)
      Maintain Our Commitment to Ethics and Compliance. We are committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. Our comprehensive ethics and compliance program reinforces our dedication to these values.
      Leverage Our Leading Local Market Positions. We strive to maintain and enhance the leading positions that we enjoy in the majority of our markets. We believe that the broad geographic presence of our facilities across a range of markets, in combination with the breadth and quality of services provided by our facilities, increases our attractiveness to patients and large employers and positions us to negotiate more favorable terms from commercial payers and increase the number of payers with whom we contract. We also intend to strategically enhance our outpatient presence in our communities to attract more patients to our facilities.
      Expand Our Presence in Key Markets. We seek to grow our business in key markets, focusing on large, high growth urban and suburban communities, primarily in the southern and western regions of the United States. We seek to strategically invest in new and expanded services at our existing hospitals and surgery centers to increase our revenues at those facilities and provide the benefits of medical technology advances to our communities. For example, we intend to continue to expand high volume and high margin specialty services, such as cardiology and orthopedic services, and increase the capacity, scope and convenience of our outpatient facilities. To complement this organic growth, we intend to continue to opportunistically develop and acquire new hospitals and outpatient facilities.
      Continue to Leverage Our Scale. We will continue to obtain price efficiencies through our group purchasing organization and to build on the cost savings and efficiencies in billing, collection and other processes we have achieved through our nine regional service centers. We are increasingly taking advantage of our national scale by contracting for services on a multistate basis. We will explore the feasibility of replicating our successful shared services model for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping, across multiple markets.
      Continue to Develop Enduring Physician Relationships. We depend on the quality and dedication of the physicians who serve at our facilities, and we aggressively recruit both primary care physicians and key specialists to meet community needs and improve our market position. We strategically recruit physicians and often assist them in establishing a practice or joining an existing practice where there is a community need and provide support to build their practices in compliance with regulatory standards. We intend to improve both service levels and revenues in our markets by:

•	expanding the number of high quality specialty services, such as cardiology, orthopedics, oncology and neonatology;

•	continuing to use joint ventures with physicians to further develop our outpatient business, particularly through ambulatory surgery centers and outpatient diagnostic centers;

•	developing medical office buildings to provide convenient facilities for physicians to locate their practices and serve their patients; and

•	continuing our focus on improving hospital quality and performance and implementing advanced technologies in our facilities to attract physicians to our facilities.
      Become the Health Care Employer of Choice. We will continue to use a number of industry-leading practices to help ensure that our hospitals are a health care employer of choice in their respective communities. Our staffing initiatives for both care providers and hospital management provide strategies for recruitment, compensation and productivity to increase employee retention and operating efficiency at our hospitals. For example, we maintain an internal contract nursing agency to supply our hospitals with high

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Business Strategy (Continued)
quality staffing at a lower cost than external agencies. In addition, we have developed several proprietary training and career development programs for our physicians and hospital administrators, including an executive development program designed to train the next generation of hospital leadership. We believe that our continued investment in the training and retention of employees improves the quality of care, enhances operational efficiency and fosters employee loyalty.
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

Revenues
      Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from payers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. We have invested significant resources to refine and improve our computerized billing system and the information system data used to make contractual allowance estimates. We have developed standardized calculation processes and related training programs to improve the utility of our patient accounting systems.
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
      We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care; therefore, they are not reported in revenues. The revenues associated with uninsured patients who do not meet our guidelines to qualify as charity care have generally been reported in revenues at gross charges. Patients treated at our hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Revenues (Continued)
      Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. A hypothetical 1% change in net receivables that are subject to contractual discounts at December 31, 2006 would result in an impact on pretax earnings of approximately $32 million.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts
      The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care. Charity care is not reported in revenues and does not have an impact on the provision for doubtful accounts.
      The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2006, the allowance for doubtful accounts represented approximately 86% of the $3.972 billion patient due accounts receivable balance, including accounts, net of the related estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated (“pending Medicaid accounts”). At December 31, 2005, the allowance for doubtful accounts represented approximately 85% of the $3.404 billion patient due accounts receivable balance, including pending Medicaid accounts, net of the related estimated contractual discounts. The provision for doubtful accounts was 10.4% of revenues in 2006, 9.6% of revenues in 2005 and 11.4% of revenues in 2004. Our uninsured discount policy, which became effective January 1, 2005, resulted in $1.095 billion and $769 million in discounts to the uninsured being recorded during 2006 and 2005, respectively. Adjusting for the effect of the uninsured discounts, the provision for doubtful accounts was 14.1% and 12.4% of revenues for the years ended December 31, 2006 and 2005, respectively. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.” Days revenues in accounts receivable were 53 days, 50 days and 48 days at December 31, 2006, 2005 and 2004, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)
      The approximate breakdown of accounts receivable by payer classification as of December 31, 2006 and 2005 is set forth in the following table:

	% of Accounts Receivable

	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at December 31, 2006:
Medicare and Medicaid	13%	1%	2%
Managed care and other insurers	21	4	4
Uninsured	20	11	24

Total	54%	16%	30%

Accounts receivable aging at December 31, 2005:
Medicare and Medicaid	13%	2%	2%
Managed care and other insurers	21	4	4
Uninsured	21	11	22

Total	55%	17%	28%

Professional Liability Claims
      We, along with virtually all health care providers, operate in an environment with professional liability risks. Prior to 2007, a substantial portion of our professional liability risks was insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.584 billion and $1.621 billion at December 31, 2006 and December 31, 2005, respectively. The current portion of these reserves, $275 million and $285 million at December 31, 2006 and 2005, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $42 million and $43 million receivable under reinsurance contracts at December 31, 2006 and 2005, respectively) were $1.542 billion and $1.578 billion at December 31, 2006 and 2005, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries’ estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.321 billion to $1.545 billion at December 31, 2006 and $1.373 billion to $1.589 billion at December 31, 2005. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.
      The reserves for professional liability risks cover approximately 3,000 and 3,300 individual claims at December 31, 2006 and 2005, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Critical Accounting Policies and Estimates (Continued)
     Professional Liability Claims (Continued)
      Provisions for losses related to professional liability risks were $217 million, $298 million and $291 million for the years ended December 31, 2006, 2005 and 2004, respectively. We recognized reductions in our estimated professional liability insurance reserves of $136 million, $83 million and $59 million during 2006, 2005 and 2004, respectively. These reductions reflect the recognition by the external actuaries of our improving frequency and severity claim trends. This improving frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services.

Income Taxes
      We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets generally represent the tax effects of amounts expensed in our income statement for which tax deductions will be claimed in future periods.
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
      Revenues increased 4.2% to $25.477 billion for the year ended December 31, 2006 from $24.455 billion for the year ended December 31, 2005 and increased 4.1% for the year ended December 31, 2005 from $23.502 billion for the year ended December 31, 2004. The increase in revenues in 2006 can be primarily attributed to a 6.8% increase in revenue per equivalent admission offsetting a 2.4% decline in equivalent admissions compared to the prior year. Our uninsured discount policy, which became effective January 1, 2005, resulted in $1.095 billion and $769 million in discounts to the uninsured being recorded during 2006 and 2005, respectively. Adjusting for the effect of the uninsured discounts, revenue per equivalent admission increased 8.0% in the year ended December 31, 2006 compared to the year ended December 31, 2005. See “Supplemental Non-GAAP Disclosures, Operating Measures Adjusted for the Impact of Discounts for the Uninsured.” The increase in revenues in 2005 can be primarily attributed to a 0.9% increase in equivalent admissions and a 3.1% increase in revenue per equivalent admission compared to the prior year.
      Same facility admissions increased 0.2% in 2006 compared to 2005 and increased 0.1% in 2005 compared to 2004. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 1.2% during 2006 compared to 2005. Same facility inpatient surgeries increased 0.9% and same facility outpatient

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Revenue/ Volume Trends (Continued)
surgeries increased 0.3% during 2005 compared to 2004. Same facility emergency room visits decreased 0.8% during 2006 compared to 2005 and increased 4.8% during 2005 compared to 2004.
      Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2006, 2005 and 2004 are set forth below.

	Years Ended December 31,

	2006	2005	2004

Medicare	37%	38%	39%
Managed Medicare	6	(a )	(a )
Medicaid	9	10	10
Managed Medicaid	6	5	4
Managed care and other insurers(a)	36	42	42
Uninsured	6	5	5

	100%	100%	100%

(a)	Prior to 2006, managed Medicare admissions were classified as managed care.
      Same facility uninsured emergency room visits increased 6.2% and same facility uninsured admissions increased 10.9% during 2006 compared to 2005. Same facility uninsured emergency room visits increased 11.0% and same facility uninsured admissions increased 9.5% during 2005 compared to 2004. Management cannot predict whether the current trends in same facility emergency room visits and same facility uninsured admissions will continue.
      Several factors negatively affected patient volumes in 2006 and 2005. Unit closures and changes in Medicare admission guidelines led to reductions in rehabilitation and skilled nursing admissions. Cardiac admissions have been affected by competition from physician-owned heart hospitals and credentialing decisions made at some of our Florida hospitals. More stringent enforcement of case management guidelines led to certain patient services being classified as outpatient observation visits instead of one-day admissions. To increase patient volumes, we plan to increase physician recruitment, increase available medical office building space on or near our campuses, and continue capital spending devoted to both maintenance of technology and facilities and growth and expansion programs.
      At December 31, 2006, we owned and operated 38 hospitals and 33 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $6.563 billion and $6.276 billion for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, we owned and operated 35 hospitals and 22 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $6.316 billion and $5.900 billion for the years ended December 31, 2006 and 2005, respectively.
      We provided $1.296 billion, $1.138 billion and $926 million of charity care during the years ended December 31, 2006, 2005 and 2004, respectively. On January 1, 2005, we modified our policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $1.095 billion and $769 million for the years ended December 31, 2006 and 2005, respectively.

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
      The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2006, 2005 and 2004 are set forth below.

	Years Ended December 31,

	2006	2005	2004

Medicare	34%	36%	37%
Managed Medicare	6	(a )	(a )
Medicaid	6	7	6
Managed Medicaid	3	3	3
Managed care and other insurers(a)	46	49	48
Uninsured(b)	5	5	6

	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified managed care.

(b)	Uninsured revenues for the years ended December 31, 2006 and 2005 were reduced due to discounts to the uninsured, related to the uninsured discount program implemented January 1, 2005.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)

Operating Results Summary
      The following are comparative summaries of operating results for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

	2006		2005		2004

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$25,477	100.0	$24,455	100.0	$23,502	100.0
Salaries and benefits	10,409	40.9	9,928	40.6	9,419	40.1
Supplies	4,322	17.0	4,126	16.9	3,901	16.6
Other operating expenses	4,057	16.0	4,039	16.5	3,797	16.0
Provision for doubtful accounts	2,660	10.4	2,358	9.6	2,669	11.4
Gains on investments	(243)	(1.0)	(53)	(0.2)	(56)	(0.2)
Equity in earnings of affiliates	(197)	(0.8)	(221)	(0.9)	(194)	(0.8)
Depreciation and amortization	1,391	5.5	1,374	5.6	1,250	5.3
Interest expense	955	3.7	655	2.7	563	2.4
Gains on sales of facilities	(205)	(0.8)	(78)	(0.3)	—	—
Transaction costs	442	1.7	—	—	—	—
Impairment of long-lived assets	24	0.1	—	—	12	0.1

	23,615	92.7	22,128	90.5	21,361	90.9

Income before minority interests and income taxes	1,862	7.3	2,327	9.5	2,141	9.1
Minority interests in earnings of consolidated entities	201	0.8	178	0.7	168	0.7

Income before income taxes	1,661	6.5	2,149	8.8	1,973	8.4
Provision for income taxes	625	2.4	725	3.0	727	3.1

Net income	$1,036	4.1	$1,424	5.8	$1,246	5.3

% changes from prior year:
Revenues	4.2%		4.1%		7.8%
Income before income taxes	(22.7)		9.0		(8.5)
Net income	(27.2)		14.2		(6.5)
Admissions(a)	(2.3)		(0.7)		1.5
Equivalent admissions(b)	(2.4)		0.9		2.0
Revenue per equivalent admission	6.8		3.1		5.6
Same facility % changes from prior year(c):
Revenues	6.2		4.7		7.3
Admissions(a)	0.2		0.1		0.7
Equivalent admissions(b)	—		1.4		1.3
Revenue per equivalent admission	6.2		3.2		6.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Operating Results Summary (Continued)
Supplemental Non-GAAP Disclosures
Operating Measures Adjusted for the Impact of Discounts for the Uninsured
(Dollars in millions, except revenue per equivalent admission)
      The results of operations for the year ended December 31, 2006, adjusted for the impact of our uninsured discount policy, are presented below:

	Year Ended December 31, 2006

						Non-GAAP
						% of
				GAAP %		Adjusted
	Reported	Uninsured	Non-GAAP	of Revenues		Revenues
	GAAP(a)	Discounts	Adjusted
	Amounts	Adjustment(b)	Amounts(c)	2006	2005	2006	2005

Revenues	$25,477	$1,095	$26,572	100.0%	100.0%	100.0%	100.0%
Salaries and benefits	10,409	—	10,409	40.9	40.6	39.2	39.4
Supplies	4,322	—	4,322	17.0	16.9	16.3	16.4
Other operating expenses	4,057	—	4,057	16.0	16.5	15.2	15.9
Provision for doubtful accounts	2,660	1,095	3,755	10.4	9.6	14.1	12.4
Admissions	1,610,100		1,610,100
Equivalent admissions	2,416,700		2,416,700
Revenue per equivalent admission	$10,542		$10,995
% change from prior year	6.8%		8.0%
Same Facility(d):
Revenues	$24,448	$1,063	$25,511
Admissions	1,557,700		1,557,700
Equivalent admissions	2,322,500		2,322,500
Revenue per equivalent admission	$10,527		$10,984
% change from prior year	6.2%		7.3%

(a)	Generally accepted accounting principles (“GAAP”).

(b)	Represents the impact of the discounts for the uninsured for the period. On January 1, 2005, we modified our policies to provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

(c)	Revenues, the provision for doubtful accounts, certain operating expense categories as a percentage of revenues and revenue per equivalent admission have been adjusted to exclude the discounts under our uninsured discount policy (non-GAAP financial measures). We believe these non-GAAP financial measures are useful to investors and provide disclosures of our results of operations on the same basis as that used by management. Management finds this information to be useful to enable the evaluation of revenue and certain expense category trends that are influenced by patient volumes and are generally analyzed as a percentage of net revenues. These non-GAAP financial measures should not be considered an alternative to GAAP financial measures. We believe this supplemental information provides management and the users of our financial statements with useful information for period-to-period comparisons. Investors are encouraged to use GAAP measures when evaluating our overall financial performance.

(d)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired, divested or removed from service during the current and prior period.

Years Ended December 31, 2006 and 2005
      Net income totaled $1.036 billion for the year ended December 31, 2006 compared to $1.424 billion for the year ended December 31, 2005. Financial results for 2006 include gains on investments of $243 million, gains on sales of facilities of $205 million, reductions to estimated professional liability reserves of $136 million, expenses related to the Recapitalization of $442 million and an asset impairment charge of $24 million. Financial results for 2005 include gains on investments of $53 million, gains on sales of facilities of $78 million, reductions to estimated professional liability reserves of $83 million, an adverse financial

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Years Ended December 31, 2006 and 2005 (Continued)
impact from hurricanes of $60 million, a tax benefit of $24 million related to the repatriation of foreign earnings, and a favorable tax settlement of $48 million related to the divestitures in 1998 and 2001 of certain noncore business units.
      Revenues increased 4.2% to $25.477 billion for the year ended December 31, 2006 from $24.455 billion for the year ended December 31, 2005. The increase in revenues was due primarily to a 6.8% increase in revenue per equivalent admission offsetting a 2.4% decline in equivalent admissions compared to the prior year. Same facility revenues increased 6.2% due to a 6.2% increase in same facility revenue per equivalent admission and flat same facility equivalent admissions for the year ended December 31, 2006 compared to the year ended December 31, 2005.
      During the year ended December 31, 2006, same facility admissions increased 0.2%, compared to the year ended December 31, 2005. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 1.2% during the year ended December 31, 2006 compared to the year ended December 31, 2005.
      Salaries and benefits, as a percentage of revenues, were 40.9% in 2006 and 40.6% in 2005. Salaries and benefits per equivalent admission increased 7.4% in 2006 compared to 2005. Labor rate increases averaged approximately 5.4% for the year ended December 31, 2006 compared to 2005.
      Supplies, as a percentage of revenues, were 17.0% in 2006 and 16.9% in 2005. Supply costs per equivalent admission increased 7.4% in 2006 compared to 2005. Same facility supply costs increased 11.0% for medical devices (cardiology and orthopedic) and 2.6% for pharmacy products.
      Other operating expenses, as a percentage of revenues, decreased to 16.0% in 2006 from 16.5% in 2005. Other operating expenses in 2006 reflect reductions to our estimated professional liability reserves of $136 million, compared to $83 million in reductions recorded in 2005. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes.
      Provision for doubtful accounts, as a percentage of revenues, increased to 10.4% for the year ended December 31, 2006 from 9.6% in the year ended December 31, 2005. Adjusting for the effect of the discount policy for the uninsured, the provision for doubtful accounts, as a percentage of revenues, was 14.1% in 2006 compared to 12.4% in 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 6.2% and uninsured admissions of 10.9% in 2006 compared to 2005. At December 31, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.972 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.
      Gains on investments for the year ended December 31, 2006 of $243 million relate to sales of investment securities by our wholly-owned insurance subsidiary. Gains on investments for the year ended December 31, 2005 were $53 million. Net unrealized gains on investment securities declined from $184 million at December 31, 2005 to $25 million at December 31, 2006. The increase in realized gains and the decline in unrealized gains were primarily due to the decision to liquidate our equity investment portfolio and reinvest in debt and interest-bearing investments.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Results of Operations (Continued)
     Years Ended December 31, 2006 and 2005 (Continued)
      Equity in earnings of affiliates decreased from $221 million for the year ended December 31, 2005 to $197 million for the year ended December 31, 2006. The decrease was primarily due to decreases in profits at the Denver, Colorado market joint venture.
      Depreciation and amortization decreased, as a percentage of revenue, to 5.5% in the year ended December 31, 2006 from 5.6% in the year ended December 31, 2005. During 2005, we incurred additional depreciation expense of approximately $44 million to correct accumulated depreciation of certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.
      Interest expense increased to $955 million for the year ended December 31, 2006 from $655 million for the year ended December 31, 2005. While interest expense increased $300 million for the year ended December 31, 2006 compared to 2005, $207 million of the increase occurred during the fourth quarter of 2006 due to the increased debt related to the Recapitalization. Our average debt balance was $13.811 billion for the year ended December 31, 2006 compared to $9.828 billion for the year ended December 31, 2005. The average interest rate for our long-term debt increased from 7.0% at December 31, 2005 to 7.9% at December 31, 2006.
      Gains on sales of facilities were $205 million for the year ended December 31, 2006 and included a $92 million gain on the sale of four hospitals in West Virginia and Virginia and a $93 million gain on the sale of two hospitals in Florida. Gains on sales were facilities were $78 million for the year ended December 31, 2005 and included a $29 million gain related to the recognition of previously deferred gain on the sale of a group of medical office buildings.
      Minority interests in earnings of consolidated entities increased from $178 million for the year ended December 31, 2005 to $201 million for the year ended December 31, 2006. The increase relates primarily to the operations of surgery centers and other outpatient services entities.
      The effective tax rate was 37.6% for the year ended December 31, 2006 and 33.8% for the year ended December 31, 2005. During 2005, the effective tax rate was reduced due to a favorable tax settlement of $48 million related to the divestiture of certain noncore business units and a tax benefit of $24 million from the repatriation of foreign earnings. Excluding the effect of the combined $72 million tax benefit, the effective tax rate for the year ended December 31, 2005 would have been 37.1%.

Years Ended December 31, 2005 and 2004
      Net income increased 14.2%, from $1.246 billion for the year ended December 31, 2004 to $1.424 billion for the year ended December 31, 2005. Financial results for 2005 include gains on investments of $53 million, gains on sales of facilities of $78 million, reductions to estimated professional liability reserves of $83 million, an adverse financial impact from hurricanes of $60 million, a tax benefit of $24 million related to the repatriation of foreign earnings, and a favorable tax settlement of $48 million related to the divestures in 1998 and 2001 of certain noncore business units. The 2004 results include gains on investments of $56 million, a favorable change in the estimated provision for doubtful accounts totaling $46 million based upon refinements to our allowance for doubtful accounts estimation process, a $59 million reduction to estimated professional liability reserves, an adverse financial impact from hurricanes of $40 million, and an impairment of long-lived assets of $12 million.
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
      Gains on investments for the year ended December 31, 2005 of $53 million consist primarily of net gains on investment securities held by our wholly-owned insurance subsidiary. Gains on investments for the year ended December 31, 2004 were $56 million. At December 31, 2005, we had net unrealized gains of $184 million on the insurance subsidiary’s investment securities.
      Equity in earnings of affiliates increased to $221 million for the year ended December 31, 2005 compared to $194 million for the year ended December 31, 2004. The increase was primarily due to an increase in profits at the Denver, Colorado market joint venture.
      Depreciation and amortization increased, as a percentage of revenues, to 5.6% in the year ended December 31, 2005 from 5.3% in the year ended December 31, 2004. A portion of the increase is the result of additional depreciation expense of approximately $44 million recorded during 2005 to correct accumulated depreciation at certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.

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
      The effective tax rate was 33.8% for the year ended December 31, 2005 and 36.8% for the year ended December 31, 2004. During 2005, the effective tax rate was reduced due to a favorable tax settlement of $48 million related to the divestures of certain noncore business units in 1998 and 2001 and a tax benefit of $24 million related to the repatriation of foreign earnings. Excluding the effect of the combined $72 million of tax benefits, the effective tax rate for the year ended December 31, 2005 would have been 37.1%.
Liquidity and Capital Resources
      Cash provided by operating activities totaled $1.845 billion in 2006 compared to $2.971 billion in 2005 and $2.954 billion in 2004. Working capital totaled $2.502 billion at December 31, 2006 and $1.320 billion at December 31, 2005. Cash flows provided by operating activities include income tax benefits related to the exercise of employee stock awards of $163 million and $50 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2006, income tax benefits related to the exercise of employee stock awards of $97 million were included in financing activities. The lower cash provided by operating activities in 2006 when compared to both 2005 and 2004 relates, primarily, to increases in income tax payments, net of refunds, of $524 million for 2006 compared to 2005 and $693 million for 2006 compared to 2004, and increases in accounts receivable, net of the provision for doubtful accounts, of $92 million for 2006 compared to 2005 and $404 million for 2006 compared to 2004.
      Cash used in investing activities was $1.307 billion, $1.681 billion and $1.688 billion in 2006, 2005 and 2004, respectively. Excluding acquisitions, capital expenditures were $1.865 billion in 2006, $1.592 billion in 2005 and $1.513 billion in 2004. We expended $112 million, $126 million and $44 million for acquisitions of hospitals and health care entities during 2006, 2005 and 2004, respectively. During 2006, acquisitions included three hospitals and outpatient and ancillary services entities. During 2005 and 2004, the acquisitions were generally comprised of outpatient and ancillary services entities. Capital expenditures in all three years were funded by a combination of cash flows from operations and the issuance of debt. Planned capital expenditures are expected to approximate $1.8 billion in 2007. At December 31, 2006, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of $1.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.
      The sales of nine hospitals were completed during 2006, and we received cash proceeds of $560 million. We also received proceeds of $91 million on the sales of real estate investments and our equity investment in a hospital joint venture. The sales of five hospitals were completed during 2005 and we received cash proceeds of $260 million.
      Cash used in financing activities totaled $240 million in 2006, $1.212 billion in 2005 and $1.347 billion in 2004. The Recapitalization included the issuance of $19.964 billion of long-term debt, the receipt of

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)
$3.782 billion of equity contributions, the repurchase of $20.364 billion of common stock, the payment of $745 million related to Recapitalization related fees and expenses, and the retirement of $3.182 billion of existing long-term debt.
      During 2006, we repurchased 13.1 million shares (excluding the Recapitalization) of our common stock for a total of $653 million. During 2005, we repurchased 36.7 million shares of our common stock for a total cost of $1.856 billion. During 2004, we repurchased 77.4 million shares of our common stock for a total cost of $3.109 billion. During 2005, we received cash inflows of $943 million related to the exercise of employee stock options.
      In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.8 billion as of December 31, 2006 and $2.5 billion as of February 28, 2007) and anticipated access to public and private debt markets.
      Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $2.143 billion and $2.384 billion at December 31, 2006 and 2005, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts were $42 million and $43 million at December 31, 2006 and 2005, respectively.

Financing Activities
      Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $28.408 billion at December 31, 2006 and represented a $17.933 billion increase from the total debt of $10.475 billion at December 31, 2005. We expect our interest expense to increase from $955 million for the year ended December 31, 2006 to approximately $2.3 billion in 2007.
      In connection with the Recapitalization, we entered into (i) a $2.0 billion senior secured asset-based revolving loan agreement with a borrowing base of 85% of eligible accounts receivable with customary reserves and eligibility criteria ($4 million available at December 31, 2006) and (ii) a new senior secured credit agreement, consisting of a $2.0 billion revolving credit facility ($1.826 billion available at December 31, 2006 after giving effect to certain outstanding letters of credit), a $2.75 billion term loan A, a $8.8 billion term loan B and a €1.0 billion term loan ($1.320 billion at December 31, 2006). Obligations under the senior secured credit facilities are guaranteed by all material, unrestricted wholly-owned U.S. subsidiaries. In addition, borrowings under the €1.0 billion term loan are guaranteed by all material, wholly-owned European subsidiaries.
      Also in connection with the Recapitalization, we issued $4.2 billion of senior secured notes (comprised of $1.0 billion of 9 1/8% notes due 2014 and $3.2 billion of 9 1/4% notes due 2016) and $1.5 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. The notes are guaranteed by certain of our subsidiaries.
      Proceeds from the senior secured credit facilities and the senior secured notes were used in connection with the closing of the Recapitalization and to repay the amounts owed under our previous bank credit agreements. In connection with the Recapitalization, we also tendered for all amounts outstanding under the

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Liquidity and Capital Resources (Continued)
     Financing Activities (Continued)
8.85% notes due 2007, the 7.00% notes due 2007, the 7.25% notes due 2008, the 5.25% notes due 2008 and the 5.50% notes due 2009 (collectively, the “Short term Notes”). Approximately 97% of the $1.365 billion total outstanding amount under the Short term Notes was repurchased pursuant to the tender.
      In 2006, we issued $1.0 billion of 6.5% notes due 2016. Proceeds of $625 million were used to refinance the remaining amount outstanding under the 2005 term loan and the remaining proceeds were used to pay down amounts advanced under a bank revolving credit facility.
      In 2005, in connection with our modified “Dutch” auction tender offer, we entered into the 2005 term loan with several banks, which had a maturity of May 2006. Under this agreement, we borrowed $800 million. Proceeds from the 2005 term loan were used to partially fund the repurchase of our common stock. The proceeds of $175 million from the sales of hospitals in 2005 were used to repay a portion of the amounts outstanding under the 2005 term loan.
      Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
      As of December 31, 2006, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period

Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years

Long-term debt including interest, excluding the senior secured credit facilities(b)	$25,272	$1,197	$2,370	$3,745	$17,960
Loans outstanding under the senior secured credit facilities, including interest(b)	22,535	1,390	2,892	3,235	15,018
Operating leases(c)	1,287	236	348	199	504
Purchase and other obligations(c)	27	17	5	5	—

Total contractual obligations	$49,121	$2,840	$5,615	$7,184	$33,482

	Commitment Expiration by Period
Other Commercial Commitments
Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years

Letters of credit(d)	$134	$46	$—	$—	$88
Surety bonds(e)	131	126	5	—	—
Physician commitments(f)	37	34	2	1	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$304	$206	$7	$1	$90

(a)	We have not included obligations to pay estimated professional liability claims ($1.584 billion at December 31, 2006) in this table. The estimated professional liability claims are expected to be funded by the designated investment securities that are restricted for this purpose ($2.143 billion at December 31, 2006).

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

(b)	Estimate of interest payments assumes that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2006, remain constant during the period presented.

(c)	Future operating lease obligations and purchase obligations are not recorded in our consolidated balance sheet.

(d)	Amounts relate primarily to instances in which we have letters of credit outstanding with insurance companies that issued workers compensation insurance policies to us in prior years. The letters of credit serve as security to the insurance companies for payment obligations we retained.

(e)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.

(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practices during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2006.

(g)	We have entered into guarantee agreements related to certain leases.
Market Risk
      We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $2.129 billion and $14 million, respectively, at December 31, 2006. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2006, we had a net unrealized gain of $25 million on the insurance subsidiary’s investment securities.
      We are also exposed to market risk related to changes in interest rates and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values.
      With respect to our interest-bearing liabilities, approximately $6.746 billion of long-term debt at December 31, 2006 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.662 billion at December 31, 2006 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Market Risk (Continued)
      Due primarily to the lowering of our credit ratings in connection with the Recapitalization, the average rate for our long-term debt increased from 7.0% at December 31, 2005 to 7.9% at December 31, 2006. The estimated fair value of our total long-term debt was $28.096 billion at December 31, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $67 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.
      Our international operations and the €1.0 billion term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to the €1.0 billion term loan, in November 2006 we entered into certain cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period.

Financial Instruments
      Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. We recognize derivative instruments, such as interest rate swap agreements and foreign exchange contracts, in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity, as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur.
      Changes in the value of financial instruments denominated in foreign currencies used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.
      The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to expense over the remaining period of the debt originally covered by the terminated swap.
Effects of Inflation and Changing Prices
      Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total Medicare revenues approximated 26% in 2006, 27% in 2005 and 28% in 2004 of our total patient revenues.
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
      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $678 million in income taxes, interest and penalties through December 31, 2006 with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, we made during 2006.
      During February 2006, the IRS began an examination of HCA’s 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.
      Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, CHC, Hospital Corporation of America and Healthtrust properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material, adverse effect on the results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The information called for by this item is provided under the caption “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data
      Information with respect to this Item is contained in our consolidated financial statements indicated in the Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

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
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young’s attestation report is included herein.

      (b) Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HCA Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that HCA Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 22, 2007

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      As of February 28, 2007, our directors were as follows:

		Director
Name	Age	Since	Position(s)

Jack O. Bovender, Jr.	61	1999	Chairman of the Board and Chief Executive Officer
Christopher J. Birosak	52	2006	Director
George A. Bitar	42	2006	Director
Richard M. Bracken	54	2002	President, Chief Operating Officer and Director
John P. Connaughton	40	2006	Director
Thomas F. Frist, Jr., M.D.	68	1994	Director
Thomas F. Frist III	39	2006	Director
Christopher R. Gordon	34	2006	Director
Michael W. Michelson	55	2006	Director
James C. Momtazee	35	2006	Director
Stephen G. Pagliuca	52	2006	Director
Peter M. Stavros	32	2006	Director
Nathan C. Thorne	53	2006	Director
      As of February 28, 2007, our executive officers (other than Messrs. Bovender and Bracken who are listed above) were as follows:

Name	Age	Position(s)

R. Milton Johnson	50	Executive Vice President and Chief Financial Officer
David G. Anderson	59	Senior Vice President — Finance and Treasurer
Victor L. Campbell	60	Senior Vice President
Rosalyn S. Elton	45	Senior Vice President — Operations Finance
V. Carl George	62	Senior Vice President — Development
Charles J. Hall	54	President — Eastern Group
R. Sam Hankins, Jr.	56	Chief Financial Officer — Outpatient Services Group
Russell K. Harms	49	Chief Financial Officer — Central Group
Samuel N. Hazen	46	President — Western Group
Patricia T. Lindler	59	Senior Vice President — Government Programs
A. Bruce Moore, Jr.	47	President — Outpatient Services Group
Jonathan B. Perlin	46	Chief Medical Officer and Senior Vice President — Quality
W. Paul Rutledge	52	President — Central Group
Richard J. Shallcross	48	Chief Financial Officer — Western Group
Joseph N. Steakley	52	Senior Vice President — Internal Audit Services
John M. Steele	51	Senior Vice President — Human Resources
Donald W. Stinnett	50	Chief Financial Officer — Eastern Group
Beverly B. Wallace	56	President — Shared Services Group
Robert A. Waterman	53	Senior Vice President and General Counsel
Noel Brown Williams	51	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	57	Senior Vice President — Ethics, Compliance and Corporate Responsibility

      Our Board of Directors consists of thirteen directors, who were elected upon consummation of the Merger and are each managers of Hercules Holding. The Amended and Restated Limited Liability Company Agreement of Hercules Holding requires that the members of Hercules Holding take all necessary action to ensure that the persons who serve as managers of Hercules Holding also serve on the Board of Directors of HCA. See “Certain Relationships and Related Transactions.” In addition, Messrs. Bovender’s and Bracken’s employment agreements provide that they will continue to serve as members of our Board of Directors so long as they remain officers of HCA, with Mr. Bovender to serve as the Chairman. Because of these requirements, together with Hercules Holding’s ownership of approximately 97.5% of our outstanding common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to the Board of Directors.
      Christopher J. Birosak is a Managing Director in the Merrill Lynch Global Private Equity Division which he joined in 2004. Prior to joining the Global Private Equity Division, Mr. Birosak worked in various capacities in the Merrill Lynch Leveraged Finance Group with particular emphasis on leveraged buyouts and mergers and acquisitions related financings. Mr. Birosak also serves on the board of directors of the Atrium Companies, Inc. and NPC International. Mr. Birosak joined Merrill Lynch in 1994.
      George A. Bitar is a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the U.S. Region, and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Mr. Bitar serves on the Board of Hertz Global Holdings, Inc., The Hertz Corporation, Advantage Sales and Marketing, Inc. and Aeolus Re Ltd.
      Jack O. Bovender, Jr. has served as our Chairman and Chief Executive Officer since January 2002. Mr. Bovender served as President and Chief Executive Officer of the Company from January 2001 to December 2001. From August 1997 to January 2001, Mr. Bovender served as President and Chief Operating Officer of the Company. From April 1994 to August 1997, he was retired. Prior to his retirement, Mr. Bovender served as Chief Operating Officer of HCA-Hospital Corporation of America from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA-Hospital Corporation of America.
      Richard M. Bracken was appointed President and Chief Operating Officer in January 2002; he was appointed Chief Operating Officer in July 2001. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995, Mr. Bracken served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.
      John P. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton currently serves as a director of M|C Communications (PriMed), Warner Chilcott Corporation, Epoch Senior Living, CRC Health Corporation, AMC Entertainment Inc. (formerly Loews Cineplex Entertainment LCE Holdings, Inc.), Warner Music Group, ProSiebenSat.1.Media AG, SunGard Data Systems, Cumulus Media Partners and The Boston Celtics.
      Thomas F. Frist, Jr., M.D. served as an executive officer and Chairman of our Board of Directors from January 2001 to January 2002. From July 1997 to January 2001, Dr. Frist served as our Chairman and Chief Executive Officer. Dr. Frist served as Vice Chairman of the Board of Directors from April 1995 to July 1997 and as Chairman from February 1994 to April 1995. He was Chairman, Chief Executive Officer and President of HCA-Hospital Corporation of America from 1988 to February 1994. Dr. Frist is the father of Thomas F. Frist III, who also serves as a director.
      Thomas F. Frist III is a principal of Frist Capital LLC, a private investment vehicle for Mr. Frist and certain related persons and has held such position since 1998. Mr. Frist is also a general partner at Frisco Partners, another Frist family investment vehicle. Mr. Frist is the son of Thomas F. Frist, Jr., M.D., who also serves as a director.

      Christopher R. Gordon is a principal of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon currently serves as a director of CRC Health Corporation.
      Michael W. Michelson has been a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 1996. Prior to that, he was a general partner of Kohlberg Kravis Roberts & Co. L.P. Mr. Michelson is also a director of Accellent, Inc., Alliance Imaging, Inc. and Jazz Pharmaceuticals, Inc.
      James C. Momtazee has been an executive of Kohlberg Kravis Roberts & Co. L.P. since 1996. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Accellent, Inc., Alliance Imaging, Inc. and Jazz Pharmaceuticals, Inc.
      Stephen G. Pagliuca has been a Managing Director of Bain Capital Partners, LLC since 1989, when he founded the Information Partners private equity fund for Bain Capital. Mr. Pagliuca currently serves as a director of Burger King Corporation, Gartner, Inc., ProSieben.Sat1 Media AG, Warner Chilcott Corporation and The Boston Celtics.
      Peter M. Stavros joined Kohlberg Kravis Roberts & Co. L.P. as a Principal in 2005. Prior to joining Kohlberg Kravis Roberts & Co. L.P., Mr. Stavros was a Vice President with GTCR Golder Rauner and an Associate at Vestar Capital Partners.
      Nathan C. Thorne is a Senior Vice President of Merrill Lynch & Co., Inc. and President of Merrill Lynch Global Private Equity. Mr. Thorne joined Merrill Lynch in 1984.
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
      Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the Board of HRET, a subsidiary of the American Hospital Association, and on the Board of the Federation of American Hospitals, where he serves on the Executive Committee.
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
      Charles J. Hall was appointed President — Eastern Group of the Company in October 2006. Prior to that time, Mr. Hall had served as President — North Florida Division since April 2003. Mr. Hall had previously served the Company as President of the East Florida Division from January 1999 until April 2003, as a Market

President in the East Florida Division from January 1998 until December 1998, as President of the South Florida Division from February 1996 until December 1997, and as President of the Southwest Florida Division from October 1994 until February 1996, and in various other capacities since 1987.
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
      Russell K. Harms was appointed Chief Financial Officer — Central Group in October 2005. From January 2001 to October 2005, Mr. Harms served as Chief Financial Officer of HCA’s MidAmerica Division. From December 1997 to December 2000, Mr. Harms served as Chief Financial Officer of Presbyterian/ St. Lukes Medical Center.
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
      Dr. Jonathan B. Perlin was appointed Chief Medical Officer and Senior Vice President — Quality of the Company in August 2006. Prior to joining the Company, Dr. Perlin had served as Undersecretary of Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Undersecretary of Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002.
      W. Paul Rutledge was appointed as President — Central Group in October 2005. Mr. Rutledge had served as President of the MidAmerica Division since January 2001. He served as President of TriStar Health System from June 1996 to January 2001 and served as president of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 20 years, working with hospitals in the Southeast.
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
      Joseph N. Steakley has served as Senior Vice President — Internal Audit Services of the Company since July 1999. Mr. Steakley served as Vice President — Internal Audit Services from November 1997 to July

1999. From October 1989 until October 1997, Mr. Steakley was a partner with Ernst & Young LLP. Mr. Steakley is a member of the board of directors of J. Alexander’s Corporation, where he serves on the compensation committee and as chairman of the audit committee.
      John M. Steele has served as Senior Vice President — Human Resources of the Company since November 2003. Mr. Steele served as Vice President — Compensation and Recruitment of the Company from November 1997 to October 2003. From March 1995 to November 1997, Mr. Steele served as Assistant Vice President — Recruitment.
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
Audit Committee Financial Expert
      Our Audit and Compliance Committee is composed of Christopher J. Birosak, Thomas F. Frist III, Christopher R. Gordon and James C. Momtazee. In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (the “NYSE”), the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which owns approximately 97.5% of our outstanding common stock, and other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”
Code of Ethics
      We have a Code of Conduct which is applicable to all our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the Ethics and Compliance and Corporate Governance pages of our website at www.hcahealthcare.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Inc., One Park Plaza, Nashville, TN 37203.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
      The Compensation Committee (the “Committee”) of the Board of Directors is generally charged with the oversight of our executive compensation and rewards programs. The Committee is currently composed of Michael W. Michelson, George A. Bitar, John P. Connaughton and Thomas F. Frist, Jr., M.D. Responsibilities of the Committee include the review and approval of the following items:

•	Executive compensation strategy and philosophy;

•	Compensation arrangements for executive management;

•	Design and administration of the annual Performance Excellence Program (“PEP”);

•	Design and administration of our equity incentive plans;

•	Executive benefits and perquisites (including the HCA Restoration Plan and the Supplemental Executive Retirement Plan); and

•	Any other executive compensation or benefits related items deemed noteworthy by the Committee.
      In addition, the Committee considers the proper alignment of executive pay policies with Company values and strategy by overseeing employee compensation policies, corporate performance measurement and assessment, and Chief Executive Officer performance assessment. The Committee may retain the services of independent outside consultants, as it deems appropriate, to assist in the strategic review of programs and arrangements relating to executive compensation and performance. The views and recommendations of our Chief Executive Officer are also solicited by the Committee with respect to executive compensation as an additional factor in the final compensation decisions with respect to persons other than the Chief Executive Officer.
      In 2006, the Committee was composed of C. Michael Armstrong, Martin Feldstein, Frederick W. Gluck and Charles O. Holliday, Jr., who served on our Board of Directors prior to the Merger. Determinations with respect to 2006 compensation were made by this prior Committee.

Compensation Philosophy
      The Committee believes the most effective executive compensation program aligns the interests of our executives with those of our stakeholders while encouraging long term executive retention. Our primary objective is to provide the highest quality health care to our patients while enhancing the long term value of the Company to our shareholders. The Committee is committed to a strong, positive link between our objectives and our compensation and benefits practices.

Compensation Policies with Respect to Executive Officers for 2006
      Our executive compensation structure for 2006 consisted of base salary (designed to be reasonable and competitive), annual PEP awards payable in cash (designed to reward short term performance and provide incentive for meeting financial, strategic and other objectives), and restricted stock and stock option grants (designed to enhance the mutuality of interests between our officers and our shareholders and reward long term performance). In addition, we provided an opportunity for executives to participate in a stock purchase plan and two supplemental retirement plans (designed to reward their long term commitment and contributions to the Company, and Company performance over an extended period of time).

      While the Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which reflect the unique attributes of the Company and each employee, our general policy with respect to pay positioning in 2006 was as follows:

•	Pay positioning should reflect both market competitiveness and internal job value.

•	Generally, executive base salaries and short term target incentives should position total annual cash compensation between the median and 75th percentile of the competitive marketplace.

•	The target value of long term incentive grants (stock options and restricted stock) should reference market median, internal job value and individual performance.
      To ensure executives’ pay levels are consistent with the compensation strategy, the Committee collected compensation data from similarly sized general industry companies. Data was also collected from other health care providers as an industry reference, although we are significantly larger than other companies in our industry that report compensation data. The Committee believed this information provided an appropriate basis for a competitive executive compensation assessment. With respect to 2006 compensation, the Committee evaluated our executive total pay positioning with the assistance of Semler Brossy Consulting Group, LLC (“Semler Brossy”). In particular, Semler Brossy assisted the Committee with the peer and market survey and analyses and in the assessment of our performance-based short and long term compensation programs. Semler Brossy was selected due to its national recognition as a compensation consulting firm and the fact that the Committee believed Semler Brossy was independent of conflicts with either the Board members or management. The compensation of Jack O. Bovender, Jr., our Chairman and Chief Executive Officer; Richard M. Bracken, our President and Chief Operating Officer; R. Milton Johnson, our Executive Vice President and Chief Financial Officer; Samuel N. Hazen, our President — Western Group; W. Paul Rutledge, our President — Central Group; and Charles R. Evans, who served as President — Eastern Group until October 1, 2006 (together, the “named executive officers”) for 2006 is listed in the Summary Compensation Table.

Base Salary
      In 2006, the Committee evaluated base salaries for our executives, and assigned each executive position a salary range based on market competitiveness and internal job value. In determining appropriate salary levels and salary increases within that range, the Committee considered a position’s level of responsibility, projected role and responsibilities, required impact on execution of Company strategy, external pay practices, total cash and total direct compensation positioning, and other factors it deemed appropriate. The Committee also considered individual performance and vulnerability to recruitment by other companies.
      In January 2006, after conducting this assessment, we increased salaries for all executives, including the named executive officers. The average base salary increases in 2006 for our executive officers, as well as for Messrs. Bovender, Bracken, Johnson, Hazen and Evans as a group, was 3.5%. Because of the increase to base salary Mr. Rutledge received in October 2005 in connection with his promotion to President — Central Group, Mr. Rutledge did not receive a salary increase in January 2006. However, in October 2006, the Committee increased Mr. Rutledge’s base salary approximately 8.3% in order to better align the salaries of the presidents of our three operating groups.

Short Term Incentive Compensation
      The purpose of the PEP is to reward participating employees for annual financial and/or nonfinancial performance, with the goals of providing high quality health care for our patients and increasing shareholder value. In 2006, the Committee adopted separate programs for our executive officers (the “Senior Officer PEP”) and for our employees who are not executive officers.
      Each participant in the Senior Officer PEP is assigned an annual award target expressed as a percentage of salary ranging from 30% to 120%. Actual awards under the Senior Officer PEP are generally determined using three steps. First, the executive must exhibit our mission and values, uphold our Code of Conduct and follow our compliance policies and procedures. This step is critical to reinforcing our commitment to integrity and the delivery of high quality health care. In the event the Committee determines the participant’s conduct during the fiscal year is not in compliance with the first step, he or she will not be eligible for an incentive award. Second, an initial award amount is determined based upon one or more measures of Company performance. In 2006, the Senior Officer PEP incorporated two Company financial performance measures (earnings per share, or “EPS,” and Earnings before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” each as defined in the Senior Officer PEP). Generally, we then integrate an individual performance component into most participants’ awards, although awards for certain participants, including the named executive officers, remain tied exclusively to the financial performance measures. The Senior Officer PEP is designed to provide 100% of the target award for target performance, 50% of the target award for a minimum acceptable (threshold) level of performance, and a maximum of 200% of the target award for maximum performance. Payouts between threshold and maximum amounts are calculated by the Committee, in its sole discretion, using interpolation. No payments are made for performance below threshold levels. The Committee approves the threshold, target and maximum performance levels at the beginning of the fiscal year.
      The Committee may make adjustments to the terms of awards under the Senior Officer PEP in recognition of unusual or nonrecurring events affecting a participant or the Company, or our financial statements; in the event of changes in applicable laws, regulations, or accounting principles; or in the event that the Committee determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits available under the Senior Officer PEP. The Committee is also authorized to adjust performance targets or awards to avoid unwarranted penalties or windfalls, although adjustments to avoid unwarranted penalties were not permitted under the 2006 Senior Officer PEP with respect to awards to Covered Officers (as defined in the 2006 Senior Officer PEP), which includes the named executive officers. Except as the Committee may otherwise determine in its sole and absolute discretion, termination of a participant’s employment prior to the end of the year, other than for reasons of death or disability, will result in the forfeiture of the award by the participant.
      For 2006, the Committee set Messrs. Bovender’s, Bracken’s, Johnson’s, Hazen’s, Rutledge’s and Evans’s Senior Officer PEP targets at 120%, 90%, 60%, 60%, 60% and 60%, respectively, of base salary for target performance. Awards under the 2006 Senior Officer PEP to Covered Officers, including the named executive officers, were made under the HCA 2005 Equity Incentive Plan (the “2005 Plan”) and were structured in an effort to meet the requirements for deductibility under Section 162(m) of the Internal Revenue Code. As further discussed below under “Long Term Equity Incentive Compensation,” pursuant to the terms of the 2005 Plan, all awards made under the 2005 Plan vest upon a “change of control” of the Company. As a result, pursuant to the terms of the 2006 Senior Officer PEP and the 2005 Plan, and in accordance with the Merger Agreement, upon consummation of the Merger, awards under the 2006 Senior Officer PEP vested and were paid out to the Covered Officers, including the named executive officers, at the target level. Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received $1,944,274, $954,785, $450,227, $473,203, $390,000 and $326,034, respectively, under the 2006 Senior Officer PEP upon consummation of the Merger. Mr. Evans’s payment under the 2006 Senior Officer PEP was prorated for the nine months he served as President — Eastern Group.
      We do not intend to publicly disclose the specific performance targets for 2006 as they reflect competitive, sensitive information regarding our budget. However, we consider our budget a reach and we deliberately set aggressive individual goals where applicable. Thus, while designed to be attainable, target performance levels for 2006 required strong performance and execution which in our view provided a bonus incentive firmly aligned with stockholder interests. Our named executive officers in our proxy statement for 2005 did not receive any payout in 2005 with respect to financial performance targets under the 2004 Senior Officer PEP. Our named executive officers in our proxy statement for our 2006 annual meeting of shareholders received payouts under the 2005 Senior Officer PEP at the maximum level, or 200% of the target award, for maximum performance with respect to our 2005 financial measures. The Committee has historically attempted to maintain consistency year over year with respect to the difficulty of achieving the threshold, target and maximum performance levels.

Long Term Equity Incentive Awards
      With respect to 2006 compensation, the Committee utilized long term incentives, including stock options and restricted shares issued pursuant to the 2005 Plan, to achieve three objectives:

•	Retain key executive talent;

•	Link executive compensation to our long term performance; and

•	Deliver value to employees in a manner that maximizes economic and tax effectiveness to the Company, while reducing shareholder dilution where possible.
      In 2006, executive officers received long term incentive awards under the 2005 Plan consisting of stock options and restricted shares. The stock options and restricted share awards were each intended to comprise 50% of the total award value. The Committee believed this policy, in conjunction with an increased dividend on our common stock, was consistent with its goals of executive retention and focusing executives on our long term performance. The issuance of restricted shares, rather than stock options, was also intended to reduce future dilution to our shareholders because we issued approximately one restricted share for every four stock options we would have issued if we had continued to primarily issue stock options, thus reducing the aggregate number of shares granted in long term incentive awards. The Committee felt that a balanced approach to long term incentives, rather than reliance on a single equity vehicle, was consistent with emerging competitive practices and served to benefit shareholders and award recipients. Consistent with our pay positioning policy, target stock option and restricted share grant values were based on a number of factors, including an assessment of our performance, the executive’s level of responsibility, past and anticipated contributions to the Company, competitive practices, and the potential dilution resulting from equity-based grants.
      As a privately held company, we no longer have a policy regarding stock ownership guidelines. However, in 2006 as a public company, we maintained ownership guidelines requiring executive officers to own shares equal to a multiple of the executive officer’s base salary. We maintained these guidelines in an effort to firmly align the interests of our executives with those of our shareholders and to ensure our executives maintained a significant stake in our long term performance.

Stock Options
      In 2006, option grants to executive officers were made pursuant to the 2005 Plan, had a 10 year term, and an exercise price equal to the fair market value of our common stock on the date of grant based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant. In order to have the exercise price reflect the value of our stock during the course of the award year and to encourage employee retention, options awarded as long term incentive compensation in 2006 were granted on a quarterly basis on pre-determined dates in equal installments of one-fourth of the total number of shares awarded, and were to vest ratably in increments of 25% on each of the first, second, third and fourth anniversaries of the initial grant date. In 2006, Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received long term incentive awards of options to purchase 267,000 shares, 119,600 shares, 72,500 shares, 72,500 shares, 72,500 shares and 72,500 shares, respectively. For additional information concerning the options awarded in 2006, see the Grants of Plan-Based Awards Table.

Restricted Shares
      In 2006, restricted share grants were made pursuant to the 2005 Plan. To encourage retention, the restricted shares granted as long term incentive compensation in 2006 were to vest ratably in increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. In 2006, Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received 66,750 restricted shares, 29,900 restricted shares, 18,100 restricted shares, 18,100 restricted shares, 18,100 restricted shares and 18,100 restricted shares, respectively. For additional information concerning the restricted shares awarded in 2006, see the Grants of Plan-Based Awards Table.

      The Committee’s meeting schedule in 2006 was set at the beginning of the year, and the proximity of these awards to earnings announcements or other market events was coincidental. Prior to the Merger, we generally did not impose performance-based vesting restrictions with respect to equity awards. While we considered the merits of performance-based vesting, we believed time-based equity awards directly and firmly aligned the interests of our executives with those of our shareholders. Time-based vesting provides economic benefit only to the extent the employee remains employed by us, and the multi-year vesting of these awards ensured long term performance and stock price appreciation was required in order to realize significant value from these awards. All awards made under the 2005 Plan were subject to a provision requiring the vesting of such awards in full upon a “change of control” of the Company. The Committee believed this acceleration feature to be appropriate when adopting the 2005 Plan as it was generally consistent with predecessor plans, and further based on the Committee’s belief as to competitive market practices and that the lack of an accelerated vesting provision may have put us at a competitive disadvantage in our recruiting and retention efforts as employees often consider equity upside opportunities in an acquisition context a critical element of compensation.
      As a result of the Merger, all unvested awards under the 2005 Plan (and all predecessor equity incentive plans) vested in November 2006. Except to the extent any options awarded under the 2005 Plan (or any predecessor plans) were rolled over into the reorganized HCA, participants in the 2005 Plan (and all predecessor plans) received consideration in the Merger for their awards. Participants who held restricted shares pursuant to the 2005 Plan (and any predecessor plans) received $51.00 per share, less any applicable withholding taxes. Participants who held options under the 2005 Plan (and any predecessor plans) received a cash payment equal to the excess (if any) of (a) the product of the number of shares subject to such options and the $51.00 per share Merger consideration, over (b) the aggregate exercise price of the options, less any applicable withholding taxes. As a result of the Merger, no further awards will be made under the 2005 Plan or any predecessor equity incentive plan. As discussed below under “2007 Compensation,” we adopted a new equity plan in connection with the consummation of the Merger which is designed to reflect our status as a sponsor-backed closely held company.

Management Stock Purchase Plan
      The HCA Inc. Amended and Restated Management Stock Purchase Plan, or MSPP, allowed select executives, including the named executive officers, to convert up to 25% of their annual base salary into restricted shares granted at a discount of 25% of the average closing price as reported on the New York Stock Exchange on all trading days during a defined purchase period. The MSPP was approved by shareholders in 1995 and amended in 1998 in connection with our elimination of a cash incentive plan. The MSPP was amended again in 2004 to extend its term. The MSPP provided that shares granted thereunder would generally vest three years from the date of grant, encouraging a long term focus. With certain exceptions, upon termination of employment during the restricted period, the employee would receive a cash payment equal to the lesser of (a) the then current fair market value of the restricted shares or (b) the aggregate salary foregone by the employee as a condition to receiving the restricted shares.
      As a result of the Merger, all unvested shares awarded under the MSPP vested in November 2006. In addition, pursuant to the Merger Agreement, participants in the MSPP during the purchase period in which the Merger closed were refunded the amount of salary they had deferred toward the future purchase of shares under the MSPP and received the benefit of the gain on shares that would have been purchased through such deferral. See footnote (6) to the Summary Compensation Table. The MSPP was terminated upon consummation of the Merger. Each of the named executive officers participated in the MSPP.

2007 Compensation
      In connection with the Merger, each of Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge, and certain other members of senior management, entered into employment agreements (the material terms of which are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”) which, among other things, set the executive’s annual base salary (subject to any annual increases which may be approved by the Board of Directors), and set PEP targets and equity grants for 2007. Given that the compensation of many of our executive officers had recently been renegotiated in connection with the Merger, the Committee (as reconstituted following the Merger) did not engage the services of a compensation consultant with respect to, or otherwise undertake an extensive reassessment of, executive compensation for 2007. Accordingly, Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge did not receive base salary increases or changes to their PEP opportunities in 2007. With respect to the other executive officers, in light of our strategies to manage expenses in 2007, the Committee determined that none of the executive officers should receive increases to their base salaries or PEP opportunities in 2007. The 2007 Senior Officer PEP incorporates EBITDA (defined as earnings before income taxes, depreciation and amortization (but excluding any expenses for share-based compensation under SFAS 123(R) with respect to any awards granted under the 2006 Plan (as defined below)), as determined in good faith by the Board in consultation with the Chief Executive Officer) as the sole Company financial performance measure. The change from two financial performance measures (EPS and EBITDA) to one was made because we are now a closely held company (and therefore EPS is a less meaningful performance measure to our shareholders) and because EBITDA is the Company financial performance measure used in our new option agreements (which are described below).
      Mr. Evans retired from the Company effective December 31, 2006. In lieu of paying Mr. Evans the lump sum severance payment pursuant to our severance policy applicable to our employees generally, we have agreed that Mr. Evans will continue to receive base salary and benefits for a period of six months which ends June 30, 2007. See “Potential Payments Upon Termination or Change in Control — Charles R. Evans.”
      On November 17, 2006, the Board of Directors approved and adopted the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”). The purpose of the 2006 Plan is to promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business; to motivate management personnel by means of growth-related incentives to achieve long range goals; and to further the alignment of interests of participants with those of our shareholders through opportunities for increased stock or stock-based ownership in the Company.
      In January 2007, the Committee approved grants to Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge of options to purchase 399,604 shares, 349,654 shares, 249,753 shares, 159,841 shares and 139,861 shares, respectively, of our common stock. The options are divided so that 1/3 are time vested options, 1/3 are EBITDA-based performance vested options and 1/3 are performance options that vest based on investment return to the Sponsors, each as described below.
      The time vested options vest and become exercisable in equal increments of 20% on each of the first five anniversaries of the date of grant. The time vested options have a strike price equivalent to fair market value on the date of grant (as determined reasonably and in good faith by the Board of Directors after consultation with the Chief Executive Officer).
      The EBITDA-based performance vested options are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011, but will vest on those dates only if we achieve certain annual EBITDA performance targets, as determined in good faith by the Board in consultation with the CEO). The EBITDA-based performance vested options also vest and become exercisable on a “catch up” basis, if at the end of fiscal years 2008, 2009, 2010 or 2011, the cumulative total EBITDA earned in all prior completed fiscal years or the 2012 fiscal year exceeds the cumulative total of all EBITDA targets in effect for such years. Similar to 2006 performance-based awards, we do not intend to publicly disclose the specific EBITDA performance targets for these options. However, we intend to set these targets at levels designed to be generally consistent with the level of difficulty of achievement associated with prior year performance-based awards.
      The options that vest based on investment return to the Sponsors are eligible to vest and become exercisable with respect to 10% of the common stock subject to such options on each of the first five anniversaries of the closing date of the Merger if the Investor Return (as defined below) is at least equal to two times the price paid to shareholders in the Merger (or $102.00), and with respect to an additional 10% on each of the first five anniversaries of the closing date if the Investor Return is at least equal to two-and-a-half times the price paid to shareholders in the Merger (or $127.50). “Investor Return” means, on any of the first five anniversaries of the closing date of the Merger, or any date thereafter, all cash proceeds actually received by affiliates of the Sponsors after the closing date in respect of their common stock, including the receipt of any cash dividends or other cash distributions (but including the fair market value of any distribution of common stock by the Sponsors to their limited partners), determined on a fully diluted, per share basis. The Sponsor investment return options also may become vested and exercisable on a “catch up” basis if the relevant Investor Return is achieved at any time occurring prior to the expiration of such options.
      The combination of time, performance and investor return based vesting of these awards is designed to compensate executives for long term commitment to the Company, while motivating sustained increases in our financial performance and helping ensure the Sponsors have received an appropriate return on their invested capital.
      Our retirement and supplemental retirement plans were maintained following the Merger and are further described below.

HCA 401(k) Plan and Retirement Plan
      Generally, all employees, including the named executive officers, are eligible to participate in the HCA 401(k) Plan after they have completed two consecutive months of service. Employees contribute funds from their paychecks to the 401(k) Plan on a before-tax basis. Employees can direct their contributions to any of the offered range of investment funds. We match 50% of the first three percent of eligible pay an employee contributes to his or her account, and those matching contributions are automatically invested according to the employee’s investment choices.
      Generally, all employees, including the named executive officers, are also eligible to participate in the HCA Retirement Plan after completing one year of service and having at least 1,000 hours of service during a plan year during which they were employed on both January 1 and December 31. The amount of our annual contribution to an employee’s account is based on a contribution schedule and the amount of an employee’s pay, with a higher contribution applied to an employee’s eligible pay that exceeds the Social Security wage base, if any. An employee’s Retirement Plan account is invested in diversified investment vehicles, such as domestic and international stocks, fixed income securities and short term securities.
      Each of the named executive officers participates in the HCA 401(k) Plan and the Retirement Plan. For additional information on the amounts contributed to those plans by us in 2006, see footnote (6) to the Summary Compensation Table.

Restoration Plan and Supplemental Executive Retirement Plan
      Our key executives, including the named executive officers, participate in two supplemental retirement programs. The Committee initially approved these supplemental retirement programs to recognize significant long term contributions and commitments by our executive officers to our growth and the creation of stockholder value, to induce our executives to continue in our employ through a specified retirement age (initially 62 through 65, based on length of service) and to help us remain competitive in attracting and retaining key executive talent. The Restoration Plan provides a benefit to replace the lost contributions due to the IRS compensation limit under Internal Revenue Code Section 401(a)(17). For additional information concerning the Restoration Plan, see “Nonqualified Deferred Compensation.” Key executives also participate in the Supplemental Executive Retirement Plan, or the SERP. The SERP benefit brings the total value of annual retirement income to a specific income replacement level. For additional information concerning the SERP, see “Pension Benefits.”

Personal Benefits
      Our executive officers generally do not receive benefits outside of those offered to our other employees. Mr. Bovender and Mr. Bracken are permitted to use the Company aircraft for personal trips, subject to the aircraft’s availability. Other executive officers, including Messrs. Johnson, Hazen, Rutledge and Evans may have their spouses accompany them on business trips taken on the Company aircraft, subject to seat availability. In addition, there are times when it is appropriate for an executive’s spouse to attend events related to our business. On those occasions, we will pay for the travel expenses of the executive’s spouse. We will, upon request, provide mobile telephones and personal digital assistants to our employees and certain of our executive officers have obtained such devices through us. The value of these benefits is included in the executive officers income for tax purposes and, in certain limited circumstances, the additional income attributed to an executive officer as a result of one of these benefits will be grossed up to cover the taxes due on that income. The HCA Foundation matches charitable contributions by executive officers up to an aggregate of $10,000 per executive annually. Except as otherwise discussed herein, other welfare and employee-benefit programs are the same for all of our eligible employees, including our executive officers. See footnote (6) to the Summary Compensation Table.

Legal Fees
      In accordance with our Restated Certificate of Incorporation (prior to the Merger) and the laws of the State of Delaware, we advanced payments for legal fees and expenses to certain of our officers for retention of legal counsel in connection with matters relating to their actions as an officer of the Company. Currently, certain of our officers have been named in various lawsuits, and we are cooperating with certain investigations being conducted by the United States Attorney for the Southern District of New York and the SEC. The proceedings and investigations are described in greater detail in Item 3, “Legal Proceedings.” In accordance with our Restated Certificate of Incorporation and Delaware law, any officer who is advanced payments for legal fees will reimburse us for such amounts in the event it is ultimately determined that the individual is not entitled to indemnification under such provisions. In 2006, we advanced payments for legal fees in the amount of approximately $75,000 to Mr. Bracken.
      In connection with the Merger, we paid substantial legal fees which included fees for counsel retained by us on behalf of management, including the named executive officers, to represent them in the negotiation of certain agreements and other matters related to the Merger. We paid legal fees of approximately $2 million which related to the rollover program described under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Option and Restricted Share Awards,” and the 2006 Plan and related agreements (see Item 13, “Certain Relationships and Related Transactions”) for the benefit of up to 1,600 HCA employees, and for the negotiation of individual employment agreements in connection with the Merger. These legal fees represent a flat fee for group representation and it is not practicable to specify which portions of these legal fees were incurred with respect to any particular named executive officer or any other employee.

Severance and Change in Control Agreements
      As noted above, certain of our executive officers, including Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge, entered into employment agreements in connection with the Merger, which agreements provide, among other things, for each executive’s rights upon a termination of employment. We believe that reasonable and appropriate severance and change in control benefits are appropriate in order to be competitive in our executive retention efforts. These benefits should reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. We also believe that these types of agreements are appropriate and customary in situations such as the Merger wherein the executives have made significant personal investments in the Company and that investment is generally illiquid for a significant period of time. Finally, we believe formalized severance and change in control arrangements are common benefits offered by employers competing for similar senior executive talent. Information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Implications
      As part of its role in 2006, the Committee reviewed and considered the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. At the time of the review, we believed that compensation paid in 2006 under the senior management cash and equity incentive plans would generally be fully deductible for federal income tax purposes. However, in certain situations, the Committee approved compensation that did not meet these requirements in order to ensure competitive levels of total compensation for our executive officers. However, because the Company was privately held on the last day of 2006, Section 162(m) will not limit the tax deductibility of any executive compensation for 2006. Similarly, Section 162(m) was not a consideration with respect to 2007 compensation as our common stock is no longer registered or publicly traded.
      The Committee operates its compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code. Effective January 1, 2006, we began accounting for stock based payments with respect to our long term equity incentive award programs in accordance with the requirements of SFAS 123(R).

Conclusion
      The Committee’s compensation philosophy for an executive officer for 2006 was intended to reflect the unique attributes of the Company and each employee individually in the context of our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation emphasized significant time and performance-based elements intended to promote long term shareholder value and strongly aligned the interests of our executive officers with those of our shareholders.
Compensation Committee Report
      The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management and, based on such review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Michael W. Michelson (Chair)
George A. Bitar
John P. Connaughton
Thomas F. Frist, Jr., M.D.

Summary Compensation Table
      The following table sets forth information regarding the compensation earned by the Chief Executive Officer, the Chief Financial Officer and our other three most highly compensated executive officers during 2006, and one additional person who would have been one of our most highly compensated executive officers had he not stepped down as an executive officer on September 30, 2006 (named executive officers).

						Changes in
						Pension Value
					Non-Equity	and
			Restricted		Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
Name and Principal		Salary	Awards	Awards	Compensation	Compensation	Compensation
Positions	Year	($)(1)	($)(2)	($)(3)	($)(4)	Earnings ($)(5)	($)(6)	Total ($)

Jack O. Bovender, Jr.	2006	$1,535,137	$6,393,996	$6,714,520	$1,944,274	$10,715,751	$1,013,576	$28,317,254
Chairman and Chief Executive Officer
Richard M. Bracken	2006	$952,420	$2,937,283	$2,966,787	$954,785	$4,912,088	$514,772	$13,238,135
President, Chief Operating Officer, Director
R. Milton Johnson	2006	$655,016	$1,820,053	$1,787,629	$450,227	$1,848,700	$295,160	$6,856,785
Executive Vice President and Chief Financial Officer
Samuel N. Hazen	2006	$688,438	$1,812,299	$1,787,629	$473,203	$1,828,748	$329,324	$6,919,641
President — Western Group
W. Paul Rutledge	2006	$537,520	$1,276,441	$2,093,442	$390,000	$1,648,053	$242,908	$6,188,364
President — Central Group
Charles R. Evans	2006	$668,455	$1,738,282	$2,129,118	$326,034	$2,999,679	$240,148	$8,101,716
President — Eastern Group*

*	Mr. Evans retired from his position as President — Eastern Group effective October 1, 2006, and retired from the Company effective December 31, 2006.

(1)	Salary amounts do not include the value of restricted stock awards granted pursuant to the MSPP in lieu of a portion of annual salary. Such awards are included in the “Restricted Stock Awards” column. The 2006 base salary for each of Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans were $1,615,662, $1,057,882, $748,265, $786,450, $612,500 and $722,479, respectively.

(2)	Restricted Stock Awards include all compensation expense recognized in our financial statements in accordance with SFAS 123(R) with respect to restricted shares awarded to the named executive officers, including restricted shares awarded pursuant to the 2005 Plan and predecessor plans, and restricted shares awarded pursuant to the MSPP. As a result of the Merger, all outstanding restricted shares vested and therefore all compensation expense with respect to restricted shares was recognized in 2006 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

(3)	Includes all compensation expense recognized in our financial statements in accordance with SFAS 123(R) with respect to options to purchase shares of our common stock awarded to the named executive officers, including options awarded pursuant to the 2005 Plan and predecessor plans. As a result of the Merger, all outstanding options vested and therefore all compensation expense with respect to the options was recognized in 2006 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

(4)	Reflects amounts paid under the 2006 Senior Officer PEP in November 2006, which amounts became due and payable to certain of our executive officers, including the named executive officers, as a result of the change in control of the Company upon consummation of the Merger. Mr. Evans’s payment under the 2006 Senior Officer PEP was prorated for his service as President — Eastern Group for the first nine months of 2006.

(5)	All amounts are attributable to increases in value to the SERP benefits. Assumptions used to calculate these figures are provided under the table titled “Pension Benefits.” Messrs. Bovender’s, Bracken’s

Johnson’s Hazen’s, Rutledge’s and Evans’s SERP benefit value increased in 2006 by $4,185,617, $1,272,074, $299,972, $287,717, $199,078 and $1,406,032, respectively, as a result of the passage of time. In 2006, their SERP benefit value further increased due to three special, one-time events: (i) the payments made under the 2006 Senior Officer PEP in November 2006 described in footnote (4) to the Summary Compensation Table, which had the effect of increasing the named executive officers’ current final average earnings; (ii) the Merger constituted a change in control under the terms of the SERP, which triggered a decrease in the normal retirement age under the SERP from age 65 (or 62 with 10 years of service) to age 60; and (iii) the Committee approved the amendment of the SERP to include a lump sum payment provision and to revise certain actuarial factors. The impact of each of these events on the SERP benefit values were:

	Bovender	Bracken	Johnson	Hazen	Rutledge	Evans

Timing of PEP payment	$2,593,533	$732,167	$293,215	$263,193	$307,300	$316,971
Change to retirement age	$1,250,090	$1,535,685	$576,907	$620,300	$556,513	$746,179
Lump sum provision and actuarial factors	$2,686,511	$1,372,162	$678,606	$657,538	$585,162	$530,497

(6)	Amounts consist of:

•	The cash payment received as a result of the deemed purchase under the MSPP. Salary amounts withheld on behalf of the participants in the MSPP through the closing date of the Merger were deemed to have been used to purchase shares of our common stock under the terms of the MSPP, using the closing date of the Merger as the last date of the applicable offering period, and then converted into the right to receive a cash payment equal to the number of shares deemed purchased under the MSPP multiplied by $51.00. Salary amounts were refunded to the participants, and they also received a cash payment equal to the difference between $51.00 and the deemed purchase price, multiplied by the number of shares the participant was deemed to have purchased. Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received cash payments of $20,860, $27,326, $24,157, $25,379, $19,709 and $13,982, respectively.

•	Company contributions to our Retirement Plan, matching Company contributions to our 401(k) Plan and Company accruals for our Restoration Plan as set forth below.

	Bovender	Bracken	Johnson	Hazen	Rutledge	Evans

HCA Retirement Plan	$19,019	$19,019	$19,019	$19,019	$19,019	$17,290
HCA 401(k) matching contribution	$3,125	$3,300	$3,300	$3,300	$3,300	$3,300
HCA Restoration Plan	$856,424	$409,933	$212,109	$247,060	$172,696	$181,516

•	Dividends on restricted shares. On March 1, 2006, June 1, 2006 and September 1, 2006, we paid dividends of $0.15 per share, $0.17 per share and $0.17 per share, respectively, for each issued and outstanding share of common stock of HCA, including restricted shares. Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received aggregate dividends of $82,525, $42,030, $25,267, $27,754, $26,500 and $24,060, respectively, in 2006 in respect of restricted shares held by them.

•	Personal use of corporate aircraft. In 2006, each of Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge were allowed personal use of the Company airplane with an incremental cost of approximately $30,336, $12,173, $11,308, $6,812 and $1,684, respectively, to the Company. Mr. Evans did not have any personal travel on the Company plane in 2006. We calculate the aggregate incremental cost of the personal use of Company aircraft based on a methodology that includes the average aggregate cost, on a per nautical mile basis, of variable expenses incurred in connection with personal plane usage, including trip-related maintenance, landing fees, fuel, crew hotels and meals, on-board catering, trip-related hangar and parking costs and other variable costs. Because our aircraft are used primarily for business travel, our incremental cost methodology does not include fixed costs of owning and operating aircraft that do not change based on usage. We grossed up the income attributed to

Messrs. Bovender and Bracken with respect to certain trips on the Company plane. The additional income attributed to them as a result of gross ups was $1,287 and $522, respectively. In addition, we will pay the travel expenses of our executives’ spouses associated with travel to business related events at which spouse attendance is appropriate. We paid approximately $469 for travel by Mr. Bracken’s wife on a commercial airline for such an event.

Grants of Plan-Based Awards
      The following table provides information with respect to our 2006 Senior Officer PEP, as well restricted shares granted under the MSPP in 2006, and restricted shares and options granted as part of the named executive officers’ long term incentive compensation awards made under the 2005 Plan during the 2006 fiscal year.

						Fair Value	All Other
		Estimated Possible Payouts				of All	Option		Fair Value of
		Under Non-Equity Incentive			All Other	Other	Awards:	Exercise or	All Other
		Plan Awards ($)(1)			Stock Awards:	Stock	Number of	Base Price of	Option
					Number of	Awards at	Securities	Option	Awards at
		Threshold	Target	Maximum	Shares of	Date of	Underlying	Awards	Date of
Name	Grant Date	($)	($)	($)	Stock(2)	Grant(2)	Options(3)	($/sh)(3)	Grant(3)

Jack O. Bovender, Jr.	1/01/2006	—	—	—	2,092	$26,087	—	—	—
Jack O. Bovender, Jr.	1/26/2006	—	—	—	66,750	$3,330,825	66,750	$49.90	$956,374
Jack O. Bovender, Jr.	4/26/2006	—	—	—	—	—	66,750	$45.08	$877,422
Jack O. Bovender, Jr.	7/01/2006	—	—	—	2,367	$26,842	—	—	—
Jack O. Bovender, Jr.	7/26/2006	—	—	—	—	—	66,750	$49.60	$937,384
Jack O. Bovender, Jr.	10/26/2006	—	—	—	—	—	66,750	$50.34	$44,055
Jack O. Bovender, Jr.	N/A	$972,137	$1,944,274	$3,888,547	—	—	—	—	—
Richard M. Bracken	1/01/2006	—	—	—	2,740	$34,168	—	—	—
Richard M. Bracken	1/26/2006	—	—	—	29,900	$1,492,010	29,900	$49.90	$428,398
Richard M. Bracken	4/26/2006	—	—	—	—	—	29,900	$45.08	$393,041
Richard M. Bracken	7/01/2006	—	—	—	3,100	$35,154	—	—	—
Richard M. Bracken	7/26/2006	—	—	—	—	—	29,900	$49.60	$419,892
Richard M. Bracken	10/26/2006	—	—	—	—	—	29,900	$50.34	$19,734
Richard M. Bracken	N/A	$477,392	$954,785	$1,909,570	—	—	—	—	—
R. Milton Johnson	1/01/2006	—	—	—	1,938	$24,167	—	—	—
R. Milton Johnson	1/26/2006	—	—	—	18,100	$903,190	18,125	$49.90	$259,690
R. Milton Johnson	4/26/2006	—	—	—	—	—	18,125	$45.08	$238,257
R. Milton Johnson	7/01/2006	—	—	—	2,741	$31,083	—	—	—
R. Milton Johnson	7/26/2006	—	—	—	—	—	18,125	$49.60	$254,533
R. Milton Johnson	10/26/2006	—	—	—	—	—	18,125	$50.34	$11,963
R. Milton Johnson	N/A	$225,114	$450,227	$900,455	—	—	—	—	—
Samuel N. Hazen	1/01/2006	—	—	—	2,546	$31,749	—	—	—
Samuel N. Hazen	1/26/2006	—	—	—	18,100	$903,190	18,125	$49.90	$259,690
Samuel N. Hazen	4/26/2006	—	—	—	—	—	18,125	$45.08	$238,257
Samuel N. Hazen	7/01/2006	—	—	—	2,881	$32,671	—	—	—
Samuel N. Hazen	7/26/2006	—	—	—	—	—	18,125	$49.60	$254,533
Samuel N. Hazen	10/26/2006	—	—	—	—	—	18,125	$50.34	$11,963
Samuel N. Hazen	N/A	$236,602	$473,203	$946,406	—	—	—	—	—
W. Paul Rutledge	1/01/2006	—	—	—	1,855	$23,132	—	—	—
W. Paul Rutledge	1/26/2006	—	—	—	18,100	$903,190	18,125	$49.90	$259,690
W. Paul Rutledge	4/26/2006	—	—	—	—	—	18,125	$45.08	$238,257
W. Paul Rutledge	7/01/2006	—	—	—	2,204	$24,993	—	—	—
W. Paul Rutledge	7/26/2006	—	—	—	—	—	18,125	$49.60	$254,533
W. Paul Rutledge	10/26/2006	—	—	—	—	—	18,125	$50.34	$11,963
W. Paul Rutledge	N/A	$195,000	$390,000	$780,000	—	—	—	—	—
Charles R. Evans	1/01/2006	—	—	—	1,404	$17,508	—	—	—
Charles R. Evans	1/26/2006	—	—	—	18,100	$903,190	18,125	$49.90	$259,690
Charles R. Evans	4/26/2006	—	—	—	—	—	18,125	$45.08	$238,257
Charles R. Evans	7/01/2006	—	—	—	1,588	$18,008	—	—	—

						Fair Value	All Other
		Estimated Possible Payouts				of All	Option		Fair Value of
		Under Non-Equity Incentive			All Other	Other	Awards:	Exercise or	All Other
		Plan Awards ($)(1)			Stock Awards:	Stock	Number of	Base Price of	Option
					Number of	Awards at	Securities	Option	Awards at
		Threshold	Target	Maximum	Shares of	Date of	Underlying	Awards	Date of
Name	Grant Date	($)	($)	($)	Stock(2)	Grant(2)	Options(3)	($/sh)(3)	Grant(3)

Charles R. Evans	7/26/2006	—	—	—	—	—	18,125	$49.60	$254,533
Charles R. Evans	10/26/2006	—	—	—	—	—	18,125	$50.34	$11,963
Charles R. Evans	N/A	$163,017	$326,034	$652,069	—	—	—	—	—

(1)	Our 2006 Senior Officer PEP was administered pursuant to the terms of the 2005 Plan with respect to certain of our officers, including the named executive officers, and is described in more detail under “Compensation Discussion and Analysis — Short Term Incentive Compensation.” The amounts shown in the “Threshold” column reflect the threshold payment, which is 50% of the amount shown in the “Target” column. The amount shown in the “Maximum” column is 200% of the target amount. These amounts are based on the individual’s salary and position as of the date the 2006 Senior Officer PEP was approved by the Compensation Committee. Pursuant to the terms of the 2006 Senior Officer PEP and the 2005 Plan, and in accordance with the Merger Agreement, upon consummation of the Merger, awards under the 2006 Senior Officer PEP vested and were paid out to certain of our officers, including the named executive officers, at the target level. Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received $1,944,274, $954,785, $450,227, $473,203, $390,000 and $326,034, respectively, under the 2006 Senior Officer PEP upon consummation of the Merger. Mr. Evans’s payment under the 2006 Senior Officer PEP was prorated for his service as President — Eastern Group for the first nine months of 2006.

(2)	Includes restricted shares awarded under the 2005 Plan by the Compensation Committee as part of the named executive officer’s long term incentive award. The terms of these restricted share awards are described in more detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards — Restricted Shares.” Also includes restricted shares received in lieu of base salary pursuant to the MSPP. The shares were purchased at a 25% discount from the average market price of the stock during the deferral period. Amounts with respect to MSPP shares included in the table reflect the value of the 25% discount on the date of grant. Because the Merger closed in November 2006, shares were purchased under the MSPP only with respect to the first semi-annual deferral period in 2006. As a result of the Merger, all outstanding equity awards vested.

(3)	Includes stock options awarded under the 2005 Plan by the Compensation Committee as part of the named executive officer’s long term incentive award. The terms of these option awards are described in more detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards — Stock Options.” As a result of the Merger, all outstanding equity awards vested.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Total Compensation
      In 2006, total compensation, as described in the Summary Compensation Table, was significantly impacted by the Merger and related one time events. However, the design for our executive compensation structure for 2006 originally consisted primarily of base salary, annual PEP awards payable in cash, and restricted stock and stock option grants. We weighted these components so that annual incentive targets would generally be a multiple of 0.6 times to 1.2 times base salary, and long term incentive targets would generally be a multiple of three to five times base salary. This mix was intended to reflect our philosophy that a significant portion of an executive’s compensation should be equity-linked and/or tied to our operating performance. In addition, we provided an opportunity for executives to participate in the MSPP and two supplemental retirement plans. The one time events which impacted our total executive compensation in 2006 are described in more detail below.

Option and Restricted Share Awards
      The most significant one time event effecting executive compensation in 2006 was the Merger. As a result of the Merger, all unvested awards under the 2005 Plan (and all predecessor equity incentive plans) and the MSPP vested in November 2006, including the options and restricted shares awarded in 2006. Accordingly, all previously unrecognized compensation expense associated with these awards was recognized in 2006 in accordance with SFAS 123(R) and is included under the “Stock Options” and “Restricted Stock Awards” columns of the Summary Compensation Table.
      Generally, all outstanding options under the 2005 Plan (and any predecessor plans) were cancelled and converted into the right to receive a cash payment equal to the number of shares of common stock underlying the option multiplied by the amount by which the Merger consideration of $51.00 per share exceeded the exercise price for the options (without interest and less any applicable withholding taxes). However, certain members of management, including the named executive officers, were given the opportunity to convert options held by them prior to consummation of the Merger into options to purchase shares of common stock of the surviving corporation (“Rollover Options”). Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted so that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options. Members of management, including the named executive officers, received the Merger consideration described above with respect to all options other than Rollover Options.
      Rollover Options held by the named executive officers are described in the Outstanding Equity Awards at Fiscal Year-End Table. Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans received aggregate Merger consideration of $14,253,903, $4,673,206, $333,966, $2,487,893, $170 and $2,125,188, respectively, with respect to options other than Rollover Options. These amounts are included in the Option Exercises and Stock Vested Table. The Rollover Options were exchanged on a tax-free basis and we did not record additional compensation expense related to the rollover of those options in 2006. The inherent value of the Rollover Options, based on the exchange ratio at the time of the closing of the Merger, for each of Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge was $13,788,896, $5,844,332, $6,000,239, $4,479,840 and $1,338,865, respectively. Due to his imminent retirement, Mr. Evans did not roll over any options.
      Participants who held restricted shares pursuant to the 2005 Plan (and any predecessor plans) and the MSPP received $51.00 per share, less any applicable withholding taxes, as Merger consideration. These amounts are included in the Option Exercises and Stock Vested Table.
      Because of the timing of the close of the Merger in November 2006, the second annual deferral period with respect to the MSPP terminated early. Upon the close of the Merger, all salary amounts withheld on behalf of the participants in the MSPP through the closing date of the Merger were deemed to have been used to purchase shares of common stock under the terms of the MSPP, using the closing date of the Merger as the last date of the applicable offering period. Participants, including the named executive officers, then received a cash payment equal to the number of shares deemed purchased under the MSPP multiplied by $51.00, less any salary amounts deferred pursuant to the MSPP toward the purchase, which salary amounts were refunded. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

2006 Senior Officer PEP
      Our 2006 Senior Officer PEP was administered pursuant to the terms of the 2005 Plan with respect to certain of our officers, including the named executive officers. Accordingly, pursuant to the terms of the 2006 Senior Officer PEP and the 2005 Plan, upon consummation of the Merger, awards under the 2006 Senior Officer PEP vested and were paid out to certain of our executive officers, including the named executive officers, at the target level. These amounts are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

SERP Benefits
      Increases in the SERP benefit value during 2006 were impacted by three special one-time events: (i) the payments made to Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans under the 2006 Senior Officer PEP upon consummation of the Merger which had the effect of increasing the named executive officers’ current final average earnings; (ii) the Merger constituted a change in control under the terms of the SERP, which triggered a decrease in the normal retirement age under the SERP from age 65 (or 62 with 10 years of service) to age 60; and (iii) the Compensation Committee approved the amendment of the SERP to include a lump sum payment provision and to revise certain actuarial factors, as described in more detail under “Pension Benefits.” The amounts associated with the impact of these events are included in the “Changes in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and described in more detail in footnote (5) thereto.

Employment Agreements
      In connection with the Merger, on November 16, 2006, Hercules Holding entered into substantially similar employment agreements with each of Jack O. Bovender, Jr., Richard M. Bracken, R. Milton Johnson, Samuel N. Hazen, W. Paul Rutledge, Beverly B. Wallace, Charles J. Hall, and Robert A. Waterman, which agreements were shortly thereafter assumed by the Company and which agreements will govern the terms of each executive’s employment. Although the employment agreements did not impact the compensation paid in 2006 and discussed in the Summary Compensation Table and Grants of Plan-Based Awards Table, they are important to an understanding of our executive compensation policies for 2007. The respective offices held by each executive have not changed as a result of execution of these employment agreements, although the agreements provide that Jack O. Bovender, Jr. and Richard M. Bracken will be members of our Board of Directors so long as they remain officers of the Company, with Mr. Bovender continuing to serve as the Chairman. The term of employment under each of these agreements is indefinite and they are terminable by either party at any time; provided that an executive must give no less than 90 days notice prior to a resignation.
      Each employment agreement sets forth the executive’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year, based upon the extent to which annual performance targets established by the Board of Directors are achieved. With respect to the 2007 fiscal year, each executive is eligible to earn under the 2007 Senior Officer PEP (i) a target bonus, if 2007 performance targets are met; (ii) a specified percentage of the target bonus, if “threshold” levels of performance are achieved but performance targets are not met; or (iii) a multiple of the target bonus if “maximum” performance goals are achieved, with the annual bonus amount being interpolated, in the sole discretion of the Board of Directors, for performance results that exceed “threshold” levels but do not meet or exceed “maximum” levels. The employment agreements commit us to provide each executive with annual bonus opportunities in 2008 that are consistent with those applicable to the 2007 fiscal year, unless doing so would be adverse to our interests or the interests of our shareholders. For later fiscal years, our Board of Directors will set bonus opportunities in consultation with our Chief Executive Officer. Each employment agreement also sets forth the number of options that the executive will be granted pursuant to the 2006 Plan as a percentage of the total equity initially to be made available for grants pursuant to the 2006 Plan.
      Pursuant to each employment agreement, if an executive’s employment terminates due to death or disability, the executive would be entitled to receive (i) any base salary and any bonus that is earned and unpaid through the date of termination; (ii) reimbursement of any unreimbursed business expenses properly incurred by the executive; (iii) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iii) being “accrued rights”); and (iv) a pro rata portion of any annual bonus that the executive would have been entitled to receive pursuant to the employment agreement based upon our actual results for the year of termination (with such proration based on the percentage of the fiscal year that shall have elapsed through the date of termination of employment, payable to the executive when the annual bonus would have been otherwise payable (the “pro rata bonus”)).

      If an executive’s employment is terminated by us without “cause” (as defined below) or by the executive for “good reason” (as defined below) (each a “qualifying termination”), the executive would be (i) entitled to the accrued rights; (ii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his or her employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) two (three in the case of Jack O. Bovender, Jr., Richard M. Bracken and R. Milton Johnson) and (y) the sum of (A) the executive’s base salary and (B) annual bonus paid or payable in respect of the fiscal year immediately preceding the fiscal year in which termination occurs, payable over a two-year period; (iii) entitled to the pro rata bonus; and (iv) entitled to continued coverage under our group health plans during the period over which the cash severance described in clause (ii) is paid. However, in lieu of receiving the payments and benefits described in (ii), (iii) and (iv) immediately above, the executive may instead elect to have his or her covenants not to compete waived by us. The same severance applies regardless of whether the termination was in connection with a change in control of the Company.
      “Cause” is defined as an executive’s (i) willful and continued failure to perform his material duties to the Company which continues beyond 10 business days after a written demand for substantial performance is delivered; (ii) willful or intentional engagement in material misconduct that causes material and demonstrable injury, monetarily or otherwise, to the Company or the Sponsors; (iii) conviction of, or a plea of nolo contendere to, a crime constituting a felony, or a misdemeanor for which a sentence of more than six months’ imprisonment is imposed; or (iv) willful and material breach of his covenants under the employment agreement which continues beyond the designated cure period or of the agreements relating to the new equity. “Good Reason” is defined as (i) a reduction in the executive’s base salary (other than a general reduction that affects all similarly situated employees in substantially the same proportions which is implemented by the Board in good faith after consultation with the chief executive officer and chief operating officer, a reduction in the executive’s annual incentive compensation opportunity, or the reduction of benefits payable to the executive under the SERP; (ii) a substantial diminution in the executive’s title, duties and responsibilities; or (iii) a transfer of the executive’s primary workplace to a location that is more than 20 miles from his current workplace (other than, in the case of (i) and (ii), any isolated, insubstantial and inadvertent failure that is not in bad faith and is cured within 10 business days after executive’s written notice to the Company).
      In the event of an executive’s termination of employment that is not a qualifying termination or a termination due to death or disability, he or she will only be entitled to the “accrued rights” (as defined above).
      In each of the employment agreements with the executives (exclusive of Robert A. Waterman), we also commit to grant, among the executives (exclusive of Robert A. Waterman), 10% of the options initially authorized for grant under the 2006 Plan at some time before November 17, 2011 (but with a good faith commitment to do so before a “change in control” or a “public offering” (as those terms are defined in the new stock incentive plan) and before the time when our Board of Directors reasonably believes that the fair market value of our common stock is likely to exceed the equivalent of $102.00 per share) at an exercise price per share that is the equivalent of $102.00 per share. A percentage of these options will be vested at the time of the grant, such percentage corresponding to the elapsed percentage of the period measured between November 17, 2006 and November 17, 2011. When granted, these options will be allocated among the recipients by our Board of Directors in consultation with our chief executive officer based upon the perceived contributions of each recipient since November 17, 2006. The terms of these options will otherwise be consistent with other time vesting options granted under the new stock incentive plan. Additionally, pursuant to the employment agreements, we agree to indemnify each executive against any adverse tax consequences (including, without limitation, under Section 409A and 4999 of the Internal Revenue Code), if any, that result from the adjustment by us of stock options held by the executive in connection with Merger or the future payment of any extraordinary cash dividends.
      The employment agreement with Jack O. Bovender Jr. also provides that in the event of (i) any termination of Mr. Bovender’s employment after he has attained 62 years of age (other than a termination for cause) or (ii) a termination of Mr. Bovender’s employment by us without cause, then (A) neither Mr. Bovender nor we will have any put or call rights with respect to Mr. Bovender’s “new options” granted pursuant to the 2006 Plan or stock acquired upon exercise of such options (see Item 13. “Certain Relationships and Related Transactions — Stockholder Agreements”), (B) the unvested new options held by Mr. Bovender that vest solely based on the passage of time will vest as if his employment had continued through the next three anniversaries of their date of grant, (C) the unvested new options held by Mr. Bovender that are performance options will remain outstanding and will vest, if at all, on the next three dates that they would have otherwise vested had his employment continued, based upon the extent to which performance goals are met, (D) Mr. Bovender’s new options will remain exercisable until the second anniversary of the last date on which his performance based new options are eligible to vest, except that his new options that are granted with a strike price equal to two times that of his performance based new options will remain exercisable until the fifth anniversary of the last date on which his performance based new options are eligible to vest, and (E) we will continue to provide coverage for Mr. Bovender and his spouse under our group health plan (on the same basis as such coverage was provided immediately prior to termination of employment) until, in each case, he and his spouse attain 65 years of age.
      Additional information with respect to potential payments to the named executive officers pursuant to their employment agreements is contained in “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End
      The following table includes certain information with respect to options and restricted shares held by the named executive officers as of December 31, 2006.

	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares of	of Shares
	Underlying	Underlying	Option		Units	or Units
	Unexercised	Unexercised	Exercise	Option	of Stock that	of Stock That
	Options	Options	Price	Expiration	Have not	Have Not
Name	Exercisable(1)	Unexercisable(1)	($)(2)	Date	Vested(3)	Vested(3)

Jack O. Bovender, Jr.	143,058	—	$12.75	1/25/2011	—	—
Jack O. Bovender, Jr.	53,882	—	$12.75	1/24/2012	—	—
Jack O. Bovender, Jr.	69,411	—	$12.75	1/29/2013	—	—
Jack O. Bovender, Jr.	53,751	—	$12.75	1/29/2014	—	—
Jack O. Bovender, Jr.	24,549	—	$12.75	1/27/2015	—	—
Jack O. Bovender, Jr.	15,843	—	$12.75	1/26/2016	—	—
Richard M. Bracken	8,052	—	$12.75	3/22/2011	—	—
Richard M. Bracken	26,248	—	$12.75	7/26/2011	—	—
Richard M. Bracken	29,934	—	$12.75	1/24/2012	—	—
Richard M. Bracken	40,490	—	$12.75	1/29/2013	—	—
Richard M. Bracken	30,235	—	$12.75	1/29/2014	—	—
Richard M. Bracken	10,739	—	$12.75	1/27/2015	—	—
Richard M. Bracken	7,095	—	$12.75	1/26/2016	—	—
R. Milton Johnson	87,180	—	$12.75	3/4/2009	—	—
R. Milton Johnson	6,039	—	$12.75	3/22/2011	—	—
R. Milton Johnson	9,579	—	$12.75	1/24/2012	—	—
R. Milton Johnson	9,254	—	$12.75	1/29/2013	—	—
R. Milton Johnson	8,062	—	$12.75	1/29/2014	—	—
R. Milton Johnson	26,013	—	$12.75	7/22/2014	—	—
R. Milton Johnson	6,441	—	$12.75	1/27/2015	—	—
R. Milton Johnson	4,301	—	$12.75	1/26/2016	—	—
Samuel N. Hazen	28,123	—	$12.75	3/4/2009	—	—
Samuel N. Hazen	6,039	—	$12.75	3/22/2011	—	—
Samuel N. Hazen	13,124	—	$12.75	7/26/2011	—	—
Samuel N. Hazen	19,158	—	$12.75	1/24/2012	—	—
Samuel N. Hazen	23,137	—	$12.75	1/29/2013	—	—
Samuel N. Hazen	16,797	—	$12.75	1/29/2014	—	—
Samuel N. Hazen	6,441	—	$12.75	1/27/2015	—	—
Samuel N. Hazen	4,301	—	$12.75	1/26/2016	—	—
W. Paul Rutledge	8,381	—	$12.75	1/24/2012	—	—
W. Paul Rutledge	9,254	—	$12.75	1/29/2013	—	—
W. Paul Rutledge	5,375	—	$12.75	1/29/2014	—	—
W. Paul Rutledge	2,297	—	$12.75	1/27/2015	—	—
W. Paul Rutledge	5,395	—	$12.75	10/01/2015	—	—
W. Paul Rutledge	4,301	—	$12.75	1/26/2016	—	—
Charles R. Evans	—	—	—	—	—	—

(1)	The options described in this table represent Rollover Options, as further described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Options and Restricted Share Awards.” There were no options granted under the 2006 Plan in 2006.

(2)	Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted such that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options.

(3)	As a result of the Merger, all unvested restricted shares under our equity incentive plans became fully vested. Participants who held restricted shares, including the named executive officers, received the merger consideration of $51.00 per share for each restricted share held by them, less any applicable withholding taxes.
Option Exercises and Stock Vested
      The following table includes certain information with respect to the options exercised and restricted shares that vested during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards

	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise(1)	Exercise ($)(1)	Vesting(2)	Vesting ($)(2)

Jack O. Bovender, Jr.	420,660	$14,253,643	178,168	$9,024,985
Richard M. Bracken	137,912	$4,673,010	92,829	$4,701,665
R. Milton Johnson	9,850	$333,757	56,428	$2,861,852
Samuel N. Hazen	73,419	$2,487,729	62,100	$3,140,286
W. Paul Rutledge	—	—	57,879	$2,928,404
Charles R. Evans	315,575	$2,125,188	52,818	$2,670,339

(1)	As a result of the Merger, all options outstanding under our equity incentive plans at the time of the Merger became fully vested and immediately exercisable. Certain members of management, including the named executive officers, were given the opportunity to convert options held by them prior to consummation of the Merger into Rollover Options. With respect to Messrs. Bovender, Bracken, Johnson, Hazen and Rutledge, the options and amounts described in this table reflect options held by the named executive officers that were not rolled over into the surviving corporation, and the gross amount payable with respect to such options in the Merger (including any amounts which were withheld from the participant to pay applicable withholding taxes). Due to his imminent retirement, Mr. Evans did not roll over any options. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and the Outstanding Equity Awards at Fiscal-Year End Table.

(2)	Includes an aggregate of 13,093 shares with respect to Mr. Bovender, 7,590 shares with respect to Mr. Bracken, 4,225 shares with respect to Mr. Johnson, 5,706 shares with respect to Mr. Hazen, 9,291 shares with respect to Mr. Rutledge, and 4,591 shares with respect to Mr. Evans which vested in 2006 in accordance with their terms. The value realized on vesting with respect to those restricted shares is determined based upon the close price of our common stock on the New York Stock Exchange on the date of vesting. As a result of the Merger, all outstanding restricted shares under our equity incentive plans became fully vested. Participants who held restricted shares, including the named executive officers, received the Merger consideration of $51.00 per share for each restricted share held by them, less any applicable withholding taxes. The value disclosed in the table reflects the gross amount payable with respect to such restricted shares (including any amounts which were withheld from the participant to pay applicable withholding taxes).

Pension Benefits
      Our SERP is intended to qualify as a “top-hat” plan designed to benefit a select group of management or highly compensated employees. There are no other defined benefit plans that provide for payments or benefits to any of the named executive officers. Information about benefits provided by the SERP is as follows:

		Number of Years		Present Value of	Payments During
Name	Plan Name	Credited Service		Accumulated Benefit	Last Fiscal Year

Jack O. Bovender, Jr.	SERP	27		$21,078,516	$0
Richard M. Bracken	SERP	25		$7,876,338	$0
R. Milton Johnson	SERP	23		$1,940,003	$0
Samuel N. Hazen	SERP	24		$2,536,329	$0
W. Paul Rutledge	SERP	25		$2,305,297	$0
Charles R. Evans	SERP	20	(1)	$4,678,005	$0

(1)	Mr. Evans was granted three additional years of service in accordance with the SERP’s provision for Termination for Good Reason following a Change in Control, which increased the present value of his accumulated benefit by $800,280.
      Mr. Bovender is eligible for normal retirement. Mr. Evans is eligible for early retirement. The remaining named executive officers have not satisfied the eligibility requirements for normal or early retirement. All of the named executive officers are 100% vested in their accrued SERP benefit.

Plan Provisions
      In the event the employee’s “accrued benefits under the Company’s Plans” (computed using “actuarial factors”) are insufficient to provide the “life annuity amount,” the SERP will provide a benefit equal to the amount of the shortfall. Benefits can be paid in the form of an annuity or a lump sum. The lump sum is calculated by converting the annuity benefit using the “actuarial factors.” All benefits with a present value not exceeding one million dollars are paid as a lump sum regardless of the election made.
      Normal retirement eligibility requires attainment of age 60 for employees who were participants at the time of the change in control, including all of the named executive officers. Early retirement eligibility requires age 55 with 20 or more years of service. The service requirement for early retirement is waived for employees participating in the SERP at the time of its inception in 2001, including all of the named executive officers. The “life annuity amount” payable to a participant who takes early retirement is reduced by three percent for each full year or portion thereof that the participant retires prior to normal retirement age.
      The “life annuity amount” is the annual benefit payable as a life annuity to a participant upon normal retirement. It is equal to the participant’s “accrual rate” multiplied by the product of the participant’s “years of service” times the participant’s “pay average.” The SERP benefit for each year equals the life annuity amount less the annual life annuity amount produced by the employee’s “accrued benefit under the Company’s Plans.”
      The “accrual rate” is a percentage assigned to each participant, and is either 2.2% or 2.4%. All of the named executive officers are assigned a percentage of 2.4%.
      A participant is credited with a “year of service” for each calendar year that the participant performs 1,000 hours of service for HCA or one of our subsidiaries, or for each year the participant is otherwise credited by us, subject to a maximum credit of 25 years of service.
      A participant’s “pay average” is an amount equal to one-fifth of the sum of the compensation during the period of 60 consecutive months for which total compensation is greatest within the 120 consecutive month period immediately preceding the participant’s retirement. For purposes of this calculation, the participant’s compensation includes base compensation, payments under the PEP, and bonuses paid prior to the establishment of the PEP.

      The “accrued benefits under the Company’s Plans” for an employee equals the sum of the employer-funded benefits accrued under the HCA Retirement Plan, the HCA 401(k) Plan and any other tax-qualified plan maintained by us or one of our subsidiaries, the income/loss adjusted amount distributed to the participant under any of these plans, the account credit and the income/loss adjusted amount distributed to the participant under the Restoration Plan and any other nonqualified retirement plans sponsored by us or one of our subsidiaries.
      The “actuarial factors” include (a) interest at the long term Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code, as amended (the “Code”) or any successor thereto as of the first day of November preceding the plan year in or for which a benefit amount is calculated, and (b) mortality based on the prevailing commissioner’s standard table (as described in Code section 807(d)(5)(A)) used in determining reserves for group annuity contracts.
      Credited service does not include any amount other than service with us or one of our subsidiaries.

Assumptions
      The Present Value of Accumulated Benefit is based on a measurement date of December 31, 2006. The measurement date for valuing plan liabilities on our balance sheet is September 30, 2006, but the measurement date will be changed in Fiscal 2008 in accordance with the requirements of Statement of Financial Accounting Standards No. 158. Using a December 31 measurement date will produce consistent results year to year, reflect the change in control which occurred as a result of the Merger more accurately, and make sure the most up-to-date pay information is included.
      Benefits are valued assuming a 50% probability of electing a lump sum and a 50% probability of electing an annuity which is consistent with the valuation of liabilities in this annual report. However, actual benefit elections were collected after the measurement date of September 30, 2006. All named executive officers elected a lump sum payment at retirement, with the exception of Mr. Bovender. Mr. Bovender elected an annuity. Reflecting actual elections would change the present value of accumulated benefit in column (d) by decreasing Mr. Bovender’s present value by $1,485,860, and increasing Messrs. Bracken’s, Johnson’s, Hazen’s, Rutledge’s and Evans’s present value by $559,186, $137,733, $180,068, $163,664 and $332,117, respectively.
      The assumption is made that there is no probability of pre-retirement death or termination. Retirement age is assumed to be the Normal Retirement Age as defined in the SERP for all named executive officers, as adjusted by the provisions relating to change in control, or age 60. Age 60 also represents the earliest date the named executive officers are eligible to receive an unreduced benefit.
      All other assumptions used in the calculations are the same as those used for the valuation of the plan liabilities in this annual report.

Supplemental Information
      In the event any participant terminates with good reason or is terminated without cause within six months of a change in control, an additional three years of credited service are granted, subject to a maximum of twenty five years of total credited service. This provision would enhance the accumulated benefit value for Messrs. Johnson and Hazen by $324,516 and $171,591, respectively. Messrs. Bovender, Bracken and Rutledge are each already credited with 25 years of service, and Mr. Evans has elected to retire.
      In the event a participant renders service to another health care organization within five years following retirement or termination of employment, he or she forfeits his rights to any further payment, and must repay any benefits already paid. This noncompetition provision is subject to waiver by the Compensation Committee with respect to the named executive officers.

Nonqualified Deferred Compensation
      Amounts shown in the table are attributable to the HCA Restoration Plan, an unfunded, nonqualified defined contribution plan designed to restore benefits under the HCA Retirement Plan based on compensation in excess of Code Section 401(a)(17) compensation limit ($220,000 in 2006).

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance
	in Last	in Last	in Last	Withdrawals/	at Last
Name	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Fiscal Year

Jack O. Bovender, Jr.	$0	$856,424	$178,899	$0	$2,696,069
Richard M. Bracken	$0	$409,933	$96,222	$0	$1,403,673
R. Milton Johnson	$0	$212,109	$32,249	$0	$549,363
Samuel N. Hazen	$0	$247,060	$49,129	$0	$757,286
W. Paul Rutledge	$0	$172,696	$21,858	$0	$404,137
Charles R. Evans	$0	$181,516	$26,378	$0	$464,014
      All of the amounts in the column titled “Registrant Contributions in Last Fiscal Year” above were also included in the column titled “All Other Compensation” of the Summary Compensation Table. The following amounts from the column titled “Aggregate Balance at Last Fiscal Year” have been reported in the Summary Compensation Tables in prior years:

	Restoration Contribution

Name	2001	2002	2003	2004	2005

Jack O. Bovender, Jr.	$187,193	$268,523	$289,899	$363,481	$295,062
Richard M. Bracken	$87,924	$146,549	$162,344	$192,858	$172,571
R. Milton Johnson	—	—	—	—	$71,441
Samuel N. Hazen	—	—	$79,510	$101,488	$97,331
      Neither Mr. Rutledge nor Mr. Evans have appeared in the Summary Compensation table in prior years.

Plan Provisions
      Hypothetical accounts for each participant are credited each year with the following percentages of eligible compensation in excess of the pay limit established by the Internal Revenue Service (the “IRS”), based on years of service. Eligible compensation is based on the same definition as the HCA Retirement Plan, without regard to the IRS compensation limit. No employee deferrals are allowed under this or any other nonqualified deferred compensation plan.

Contribution
Service	Credit

0 to 4 years	4.5%
5 to 9 years	6.0%
10 to 14 years	8.0%
15 to 19 years	10.0%
20 or more years	11.0%
      Messrs. Bovender, Bracken, Johnson, Hazen, Rutledge and Evans have 27 years of service, 25 years of service, 23 years of service, 24 years of service, 25 years of service and 17 years of service, respectively. Hypothetical account balances are increased or decreased with investment earnings based on the actual investment return in the underlying qualified retirement plan trust (the HCA Retirement Plan).
      Eligible employees make a one time election prior to participation (or prior to December 31, 2007, if later) regarding the form of distribution of the benefit. Participants choose between a lump sum and five or ten installments. Distributions are paid (or begin) during the July following the year of termination of employment or retirement. All balances not exceeding $500,000 are automatically paid as a lump sum. If no election is made, the benefit is paid in a lump sum.

Supplemental Information
      In the event a participant renders service to another health care organization within five years following retirement or termination of employment, he or she forfeits the rights to any further payment, and must repay any payments already made. This noncompetition provision is subject to waiver by the Committee with respect to the named executive officers.
Potential Payments Upon Termination or Change in Control
      The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2006, assuming the executive’s employment terminates effective December 31, 2006. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Jack O. Bovender, Jr.

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$16,131,834	—	$16,131,834	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$18,392,005	$18,392,005	$18,392,005	$18,392,005	$18,392,005	$18,392,005	$18,392,005	$15,715,068
Retirement Plans(4)	$2,927,127	$2,927,127	$2,927,127	$2,927,127	$2,927,127	$2,927,127	$2,927,127	$2,927,127
Health and Welfare Benefits(5)	—	—	—	$40,162	—	—	—	—
Disability Income(6)	—	—	—	—	—	—	$1,346,299	—
Life Insurance Benefits(7)	—	—	—	—	—	—	—	$2,021,000
Accrued Vacation Pay	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339

(1)	Represents amounts Mr. Bovender would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	As a result of the Merger, all outstanding options vested so that Mr. Bovender had no unvested options as of December 31, 2006.

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bovender would be entitled. The value includes $196,650 from the HCA Retirement Plan, $34,408 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $2,696,069 from the HCA Restoration Plan.

(5)	Reflects the present value of the medical premiums for Mr. Bovender and his spouse from termination to age 65 as required pursuant to Mr. Bovender’s employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Bovender would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $10,000 per month from our Super Supplemental Insurance Program payable for 42 months after the six-month elimination period.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bovender. Mr. Bovender’s payment upon death while actively employed includes $1,621,000 of Company-paid life insurance and $400,000 from the Executive Death Benefit Plan.

Richard M. Bracken

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$7,795,101	—	$7,795,101	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$9,083,224	—	—	$9,083,224	$9,083,224	$9,083,224	$9,083,224	$8,230,949
Retirement Plans(4)	$2,555,631	$2,555,631	$2,555,631	$2,555,631	$2,555,631	$2,555,631	$2,555,631	$2,555,631
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Disability Income(5)	—	—	—	—	—	—	$1,937,132	—
Life Insurance Benefits(6)	—	—	—	—	—	—	—	$1,136,000
Accrued Vacation Pay	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890

(1)	Represents amounts Mr. Bracken would be entitled to receive pursuant to his employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	As a result of the Merger, all outstanding options vested so that Mr. Bracken had no unvested options as of December 31, 2006.

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors. Mr. Bracken was not eligible for early or normal retirement under the SERP at December 31, 2006.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bracken would be entitled. The value includes $763,321 from the HCA Retirement Plan, $388,636 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $1,403,674 from the HCA Restoration Plan.

(5)	Reflects the estimated lump sum present value of all future payments which Mr. Bracken would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $10,000 per month from our Super Supplemental Insurance Program payable to age 65.

(6)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bracken. Mr. Bracken’s payment upon death while actively employed includes $1,061,000 of Company-paid life insurance and $75,000 from the Executive Death Benefit Plan.

R. Milton Johnson

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$4,426,149	—	$4,426,149	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$2,254,672	—	—	$2,627,200	$2,254,672	$2,627,200	$2,254,672	$1,958,523
Retirement Plans(4)	$1,554,747	$1,554,747	$1,554,747	$1,554,747	$1,554,747	$1,554,747	$1,554,747	$1,554,747
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Disability Income(5)	—	—	—	—	—	—	$2,162,557	—
Life Insurance Benefits(6)	—	—	—	—	—	—	—	$751,000
Accrued Vacation Pay	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899

(1)	Represents amounts Mr. Johnson would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	As a result of the Merger, all outstanding options vested so that Mr. Johnson had no unvested options as of December 31, 2006.

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors. Mr. Johnson was not eligible for early or normal retirement under the SERP at December 31, 2006.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Johnson would be entitled. The value includes $241,186 from the HCA Retirement Plan, $764,199 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $549,362 from the HCA Restoration Plan.

(5)	Reflects the estimated lump sum present value of all future payments which Mr. Johnson would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $10,000 per month from our Super Supplemental Insurance Program payable to age 65.

(6)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Johnson. Mr. Johnson’s payment upon death while actively employed includes $751,000 of Company-paid life insurance.

Samuel N. Hazen

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$3,406,149	—	$3,406,149	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$2,935,987	—	—	$3,132,967	$2,935,987	$3,132,967	$2,935,987	$2,427,649
Retirement Plans(4)	$1,272,753	$1,272,753	$1,272,753	$1,272,753	$1,272,753	$1,272,753	$1,272,753	$1,272,753
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Disability Income(5)	—	—	—	—	—	—	$2,418,906	—
Life Insurance Benefits(6)	—	—	—	—	—	—	—	$789,000
Accrued Vacation Pay	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201

(1)	Represents amounts Mr. Hazen would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	As a result of the Merger, all outstanding options vested so that Mr. Hazen had no unvested options as of December 31, 2006.

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors. Mr. Hazen was not eligible for early or normal retirement under the SERP at December 31, 2006.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Hazen would be entitled. The value includes $275,223 from the HCA Retirement Plan, $240,244 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $757,286 from the HCA Restoration Plan.

(5)	Reflects the estimated lump sum present value of all future payments which Mr. Hazen would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $10,000 per month from our Super Supplemental Insurance Program payable to age 65.

(6)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Hazen. Mr. Hazen’s payment upon death while actively employed with the Company includes $789,000 of the Company-paid life insurance.

W. Paul Rutledge

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$1,745,299	—	$1,745,299	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$2,667,902	—	—	$2,667,902	$2,667,902	$2,667,902	$2,667,902	$2,388,808
Retirement Plans(4)	$1,261,470	$1,261,470	$1,261,470	$1,261,470	$1,261,470	$1,261,470	$1,261,470	$1,261,470
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Disability Income(5)	—	—	—	—	—	—	$1,973,470	—
Life Insurance Benefits(6)	—	—	—	—	—	—	—	$725,000
Accrued Vacation Pay	$90,000	$90,000	$90,000	$90,000	$90,000	$90,000	$90,000	$90,000

(1)	Represents amounts Mr. Rutledge would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	As a result of the Merger, all outstanding options vested so that Mr. Rutledge had no unvested options as of December 31, 2006.

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors. Mr. Rutledge was not eligible for early or normal retirement under the SERP at December 31, 2006.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Rutledge would be entitled. The value includes $588,732 from the HCA Retirement Plan, $268,601 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $404,137 from the HCA Restoration Plan.

(5)	Reflects the estimated lump sum present value of all future payments which Mr. Rutledge would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $10,000 per month from our Super Supplemental Insurance Program payable to age 65.

(6)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Rutledge. Mr. Rutledge’s payment upon death while actively employed includes $650,000 of Company-paid life insurance and $75,000 from the Executive Death Benefit Plan.

Charles R. Evans

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death

Cash Severance(1)	—	—	—	$362,261	—	$362,261	—	—
Unvested Stock Options(2)	—	—	—	—	—	—	—	—
SERP(3)	$4,229,867	$4,229,867	—	$4,985,027	$4,229,867	$4,985,027	$4,229,867	$3,743,767
Retirement Plans(4)	$698,925	$698,925	$698,925	$698,925	$698,925	$698,925	$698,925	$698,925
Health and Welfare Benefits	—	—	—	—	—	—	—	—
Disability Income(5)	—	—	—	—	—	—	$1,094,130	—
Life Insurance Benefits(6)	—	—	—	—	—	—	—	$725,000
Accrued Vacation Pay	$100,318	$100,318	$100,318	$100,318	$100,318	$100,318	$100,318	$100,318

(1)	Represents amounts owing to Mr. Evans pursuant to our severance policy applicable to all employees, which provides that an employee who is involuntarily terminated for reasons other than a reduction in force or cause will receive a lump sum equal to 50% of the employee’s base compensation that would have been payable over a certain period of time. The period of time for which payment is due is determined based upon the employee’s salary level and the duration of his or her employment with the Company at the time of termination. Based upon his length of service and pay level, Mr. Evans would receive a lump sum equal to 50% of his base salary that would have been due for one year. In lieu of paying Mr. Evans a lump sum, we have agreed that he will continue to receive base salary and benefits for a period of six months which ends June 30, 2007.

(2)	As a result of the Merger, all outstanding options vested so that Mr. Evans had no unvested options as of December 31, 2006

(3)	Reflects the present value of the stream of payments from the SERP. Does not reflect changes to the SERP effective for terminations on or after January 1, 2007, including the addition of a lump sum option and revision of the actuarial factors. Mr. Evans was not eligible for normal retirement under the SERP as of December 31, 2006.

(4)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Evans would be entitled. The value includes $197,919 from the HCA Retirement Plan, $36,992 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $464,014 from the HCA Restoration Plan.

(5)	Reflects the estimated lump sum present value of all future payments which Mr. Evans would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable until age 65, and monthly benefits of $8,159 per month from our Super Supplemental Insurance Program payable to age 65.

(6)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Evans. Mr. Evans payment upon death while actively employed with the Company includes $725,000 of Company-paid life insurance.

Director Compensation
      The following table provides compensation information for the year ended December 31, 2006 for each of our non-employee directors prior to the consummation of the Merger. Employee directors are not eligible for any additional compensation for service on the Board or its committees.

	Fees Earned
	or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)

C. Michael Armstrong	$21,500	$245,144	$183,803	$16,514	$466,961
Magdalena H. Averhoff, M.D.	$34,000	$126,295	$189,384	$5,104	$354,783
Jack O. Bovender, Jr.	—	—	—	—	—
Richard M. Bracken	—	—	—	—	—
Martin Feldstein	$38,500	$159,973	$189,384	$20,537	$408,394
Thomas F. Frist, Jr., M.D.	$11,500	$186,911	$157,221	$6,473	$362,105
Frederick W. Gluck	$145,500	$177,974	$189,384	$39,740	$552,598
Glenda A. Hatchett	$88,000	$172,580	$189,384	$29,968	$479,932
Charles O. Holliday, Jr.	$107,375	$152,317	$156,738	$22,129	$438,559
T. Michael Long	$89,000	$163,840	$189,384	$34,962	$477,186
John H. McArthur	$87,000	$90,049	$189,384	$33,725	$400,158
Kent C. Nelson	$99,500	$159,973	$189,384	$19,573	$468,430
Frank S. Royal, M.D.	$28,500	$163,839	$189,384	$23,188	$404,911
Harold T. Shapiro	$41,000	$182,944	$171,455	$36,393	$431,792

(1)	Amounts include portions of annual Board and committee retainers which directors elected to receive in cash and meeting fees. With respect to Mr. Gluck, amounts also include $100,000 paid as a retainer for service as Chair of the Special Committee appointed for purposes of evaluating the Merger. With respect to Messrs. Holliday, Long and Nelson and Ms. Hatchett, amounts include $60,000 paid as a retainer for service on the Special Committee.

(2)	Amounts include restricted shares and restricted share units that directors received as all or a portion of their annual retainer in lieu of cash, and restricted shares units that all directors received as part of their long term incentive awards in 2006. The terms of the restricted share and restricted share unit awards granted in 2006 are described in more detail under “Narrative to Director Compensation Table.” As a result of the Merger, all outstanding equity awards vested and therefore all compensation expense associated with such awards was recognized in 2006 in accordance with SFAS 123(R).

(3)	Amounts include stock options granted as part of the directors’ long term incentive awards. The terms of the option awards granted in 2006 are described in more detail under “Narrative to Director Compensation Table.” As a result of the Merger, all outstanding equity awards vested and therefore all compensation expense associated with such awards was recognized in 2006 in accordance with SFAS 123(R).

(4)	Amounts consist of:

•	Dividends on restricted shares and restricted share units. On March 1, 2006, June 1, 2006 and September 1, 2006, we paid dividends of $0.15 per share, $0.17 per share and $0.17 per share for each issued and outstanding share of common stock of HCA, including restricted shares. Additionally, we accrued dividends with respect to certain restricted share units held by the directors. As a result of the Merger, all accrued but previously unpaid dividends on restricted share units were paid in 2006.

•	Personal use of corporate aircraft. In 2006, Dr. Frist and Dr. Shapiro were allowed personal travel on our airplane with an incremental cost of approximately $2,793 and $1,939, respectively, to us. The aggregate incremental cost of Drs. Frist and Shapiro’s travel on the plane was calculated based on the same methodology used to determine the cost of the named executive officers’ personal airplane usage, which is described in footnote (6) to the “Summary Compensation Table.” We grossed up the income attributed to Dr. Frist with respect to one trip he made on the Company airplane, which amount is also included.

•	Amounts paid by The HCA Foundation in 2006 to charities of the directors’ selection through our matching charitable contribution program.

Narrative to Director Compensation Table
      In 2006, non-management directors received an annual retainer of $55,000, which they could elect to receive in the form of cash, restricted shares or restricted share units. A director received a 25% premium over the annual retainer amount with respect to any retainer amount he or she elected to receive in the form of restricted shares or restricted share units. Awards were made pursuant to the 2005 Plan. Non-management directors also received long term incentive awards under the 2005 Plan having a value of $100,000. The long term incentive awards were paid 50% in the form of stock options having a Black-Scholes value of approximately $50,000 on the date of grant. Twenty percent of the options were to vest on the date of grant, with an additional 20% of the options granted vesting on the first, second, third and fourth anniversaries of the date of grant. The remaining 50% of the long term incentive award was paid in the form of restricted share units having a value of $50,000 on the date of grant (based on the close price of our common stock of $43.49 per share on the New York Stock Exchange on May 25, 2006, the date of grant). The awards were to vest on the second anniversary of the date of grant. The awards were made pursuant to the 2005 Plan. In 2006, in addition to the annual retainer, the Board meeting fee was $2,000 per meeting for non-management directors.
      Non-management director committee members received an annual committee retainer of $3,000 and committee chairpersons, other than the audit committee chairperson, received a $10,000 annual committee retainer in 2006. The audit committee chairperson received an annual committee retainer of $20,000 in 2006. The presiding director also received an annual retainer of $10,000 in 2006. These retainers were payable in cash, restricted shares or restricted share units. As was the case with the annual retainer, a director received a 25% premium with respect to any committee-related retainer amounts he or she elected to receive in the form of restricted shares or restricted share units. Committee members received a meeting fee of $1,500 per committee meeting. We also reimbursed directors for expenses incurred relating to attendance at Board and committee meetings.
      We have occasionally asked a director, as part of his or her service as a director, to participate in a business related meeting or in meetings which we believe will further his or her education as a director of a public company. In such event, we reimburse the director for reasonable travel expenses and pay the director an additional fee equal to the Board meeting fee. We paid Dr. Averhoff $2,000 in 2006 with respect to her attendance at an HCA division meeting.
      The HCA Foundation matches charitable contributions by directors up to an aggregate $15,000 annually for each director.
      In connection with its consideration of the Merger, in 2006 the Board appointed a Special Committee consisting of Messrs. Gluck, Holliday, Long and Nelson and Ms. Hatchett. Mr. Gluck served as chairman of the Special Committee. As compensation for their service on the Special Committee, the chairman received a retainer of $100,000 and the Committee members received retainers of $60,000. Committee members did not receive meeting fees with respect to Special Committee meetings. All amounts paid with respect to service on the Special Committee were paid in cash.
      In 2006, as a publicly held company, we maintained ownership guidelines requiring directors to own shares of our common stock equal in value to five times the annual retainer for service on our Board. However, because we are now a privately held company, we no longer maintain stock ownership guidelines.
      In accordance with our Restated Certificate of Incorporation (prior to the Merger) and the laws of the State of Delaware, we advanced payments for legal fees and expenses to certain of our directors for retention of legal counsel in connection with matters relating to their actions as a director of the Company. Currently, certain of our directors have been named in various lawsuits, and we are cooperating with certain investigations being conducted by the United States Attorney for the Southern District of New York and the SEC. The proceedings and investigations are described in greater detail in Item 3, “Legal Proceedings.” In accordance with our Restated Certificate of Incorporation and Delaware law, any director who is advanced legal fees will reimburse us for such amounts in the event it is ultimately determined that the individual is not entitled to indemnification under such provisions. In 2006, we advanced legal fees in the amount of approximately $116,000 to Dr. Frist.
      In addition, in connection with the Merger, we paid substantial legal fees which included fees for counsel retained by Dr. Frist and his affiliates with respect to the negotiation of certain agreements and other matters related to the Merger. We paid legal fees of approximately $1.1 million with respect to such representation in connection with the Merger.
      Currently, none of our directors receive compensation for their service as a member of our Board. They are reimbursed for any expenses incurred in connection with their service.
Compensation Committee Interlocks and Insider Participation
      During 2006, prior to the closing of the Merger, the Compensation Committee of the Board of Directors was composed of C. Michael Armstrong, Martin Feldstein, Frederick W. Gluck and Charles O. Holliday, Jr. None of these persons has at any time been an officer or employee of HCA or any of its subsidiaries. In addition, there were no relationships among our executive officers, members of the Compensation Committee or entities whose executives served on the Compensation Committee that required disclosure under applicable SEC rules and regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2007 for:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.
      The percentages of shares outstanding provided in the tables are based on 93,003,950 shares of our common stock, par value $0.01 per share, outstanding as of February 28, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of our directors and executive officers listed below is c/o HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Name of Beneficial Owner	Number of Shares		Percent

Hercules Holding II, LLC	90,666,870	(1)	97.5%
Christopher J. Birosak		(1)	—
George A. Bitar		(1)	—
Jack O. Bovender, Jr.	482,276	(2)	*
Richard M. Bracken	234,276	(3)	*
John P. Connaughton		(1)	—
Charles R. Evans	—		—
Thomas F. Frist, Jr., M.D.		(1)	—
Thomas F. Frist III		(1)	—
Christopher R. Gordon		(1)	—
Samuel N. Hazen	137,120	(4)	*
R. Milton Johnson	156,869	(5)	*
Michael W. Michelson		(1)	—
James C. Momtazee		(1)	—
Stephen G. Pagliuca		(1)	—
W. Paul Rutledge	67,753	(6)	*
Peter M. Stavros		(1)	—
Nathan C. Thorne		(1)	—
All directors and executive officers as a group (34 persons)	1,936,942	(7)	2.0

*	Less than one percent.

(1)	Hercules Holding holds 90,666,870 shares, or 97.5%, of our outstanding common stock. Hercules Holding is held by a private investor group, including affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. LLC (“KKR”) and Merrill Lynch Global Private Equity (“MLGPE”), and affiliates of HCA founder Dr. Thomas F. Frist, Jr., who is a director of the Company, including Mr. Thomas F. Frist III, who also serves as a director. Messrs. Connaughton, Gordon and Pagliuca are affiliated with Bain, which indirectly holds 22,980,392 shares, or 24.7%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Messrs. Michelson, Momtazee and Stavros are affiliated with KKR, which indirectly holds 22,980,392 shares, or 24.7%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Messrs. Birosak, Bitar and Thorne are affiliated with MLGPE, which indirectly holds 22,980,392 shares, or 24.7%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Dr. Frist may be deemed to indirectly beneficially hold 17,804,125 shares, or 19.1%, of our outstanding common stock through his interests in Hercules Holding; and Mr. Frist may be deemed to indirectly beneficially hold 8,130,780 shares, or 9.0%, of our outstanding common stock through his interests in Hercules Holding. The principal office addresses of Hercules Holding are c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199, c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025 and c/o Merrill Lynch Global Private Equity, Four World Financial Center, Floor 23, New York, NY 10080. The telephone number at each of the principal offices is (617) 516-2000, (650) 233-6560 and (212) 449-1000, respectively.

(2)	Includes 360,494 shares issuable upon exercise of options.

(3)	Includes 152,793 shares issuable upon exercise of options.

(4)	Includes 117,120 shares issuable upon exercise of options.

(5)	Includes 156,869 shares issuable upon exercise of options.

(6)	Includes 35,003 shares issuable upon exercise of options.

(7)	Includes 1,506,946 shares issuable upon exercise of options.

      This table provides certain information as of December 31, 2006 with respect to our equity compensation plans (shares in thousands):
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	2,285	$12.50	10,656
Equity compensation plans not approved by security holders	—	—	—

Total	2,285	$12.50	10,656

*	For additional information concerning our equity compensation plans, see the discussion in Note 3 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions
      In accordance with its charter, our Audit and Compliance Committee reviews and approves all material related party transactions. Prior to its approval of any material related party transaction, the Audit and Compliance Committee will discuss the proposed transaction with management and our independent auditor. In addition, our Code of Conduct requires that all of our employees, including our executive officers, remain free of conflicts of interest in the performance of their responsibilities to the Company. An executive officer who wishes to enter into a transaction in which their interests might conflict with ours must first receive the approval of the Audit and Compliance Committee. The Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC generally requires that an Investor must obtain the prior written consent of each other Investor before it or any of its affiliates (including our directors) enter into any transaction with us.
Stockholder Agreements
      In connection with the Merger, Hercules Holding offered certain members of management, including our executive officers, the opportunity (i) to exchange unrestricted shares of our common stock outstanding prior to the Merger for shares of common stock in the surviving company (“Rollover Stock”), (ii) to purchase shares of our common stock after the Merger (“Purchased Stock” and, together with the Rollover Stock, “Stock”), and (iii) to exchange a portion of their outstanding options to purchase our common stock prior to the Merger for fully exercisable options to purchase shares of the surviving company (referred to herein as the Rollover Options). In addition, on January 30, 2007, our Board of Directors awarded to members of management and certain key employees new options to purchase shares of our common stock (“New Options” and, together with the Rollover Options, “Options”) pursuant to the 2006 Plan. In connection with their equity ownership in the surviving company, the participants were required to enter into an Exchange and Purchase Agreement, an Option Rollover Agreement, a Management Stockholder’s Agreement, a Sale Participation Agreement, and an Option Agreement with respect to the new options. Below are brief summaries of the principal terms of the Management Stockholder’s Agreement, the Sale Participation Agreement, the Option Rollover Agreement and the Exchange and Purchase Agreement, each of which are qualified in their entirety by reference to the agreements themselves, forms of which are attached hereto as Exhibits 10.12, 10.13, 10.14 and 10.15 respectively. The terms of the Option Agreement with respect to New Options and the 2006 Plan are described in more detail in Item 11, “Executive Compensation — Compensation Discussion and Analysis — 2007 Compensation.”

      Exchange and Purchase Agreement. The Exchange and Purchase Agreement provided for the exchange of shares of our common stock outstanding prior to the Merger for shares of common stock in the recapitalized company by (i) transferring such shares to Hercules Holding in exchange for membership interests in Hercules Holding immediately prior to the Merger and (ii) immediately after the Merger receiving from Hercules Holding, in liquidation of such membership interests, shares of common stock in the surviving company equal to the value of the shares contributed. The Exchange and Purchase Agreement also provided for the purchase by Hercules Holding of any shares of a participant’s common stock which were not rolled over.
      Option Rollover Agreement. Participants who rolled over their options to purchase shares of our common stock prior to the Merger into Rollover Options entered into an Option Rollover Agreement, which provides that all Rollover Options will remain outstanding in accordance with the terms set forth in the stock incentive plan and grant agreement pursuant to which the options were originally granted. The Option Rollover Agreement also provided that the Rollover Options retain the same “spread value” (as defined below) as the outstanding options held by the participant immediately prior to the Merger, but required the number of shares of our common stock subject to such Rollover Options following the Merger to be adjusted such that the per share exercise price for all Rollover Options be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value immediately prior to the Merger of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options a participant rolled over and (y) the aggregate exercise price of those options.
      Management Stockholder’s Agreement. The Management Stockholder’s Agreement imposes significant restrictions on transfers of shares of our common stock. Generally, shares will be nontransferable by any means at any time prior to the earlier of a “Change in Control” (as defined in the Management Stockholder’s Agreement) or the fifth anniversary of the closing date of the Merger, except (i) sales pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) filed by the Company in accordance with the Management Stockholder’s Agreement, (ii) a sale pursuant to the Sale Participation Agreement (described below), (iii) a sale to certain “Permitted Transferees” (as defined in the Management Stockholder’s Agreement), or (iv) as otherwise permitted by our Board of Directors or pursuant to a waiver of the restrictions on transfers given by unanimous agreement of the Sponsors. On and after such fifth anniversary through the earlier of a Change in Control or the eighth anniversary of the closing date of the Merger, a management stockholder will be able to transfer shares of our common stock, but only to the extent that, on a cumulative basis, the management stockholders in the aggregate do not transfer a greater percentage of their equity than the percentage of equity sold or otherwise disposed of by the Sponsors.
      In the event that a management stockholder wishes to sell their stock at any time following the fifth anniversary of the closing date of the Merger but prior to an initial public offering of our common stock, the Management Stockholder’s Agreement provides the Company with a right of first offer on those shares upon the same terms and conditions pursuant to which the management stockholder would sell them to a third party. In the event that a registration statement is filed with respect to our common stock in the future, the Management Stockholder’s Agreement prohibits management stockholders from selling shares not included in the registration statement from the time of receipt of notice until 180 days (in the case of an initial public offering) or 90 days (in the case of any other public offering) of the date of the registration statement. The Management Stockholder’s Agreement also provides for the management stockholder’s ability to cause us to repurchase their outstanding stock and options in the event of the management stockholder’s death or disability, and for our ability to cause the management stockholder to sell their stock or options back to the Company upon certain termination events.
      The Management Stockholder’s Agreement provides that, in the event we propose to sell shares to the Sponsors, certain members of senior management, including the executive officers (the “Senior Management Stockholders”) have a preemptive right to purchase shares in the offering. The maximum shares a Senior Management Stockholder may purchase is a proportionate number of the shares offered to the percentage of shares owned by the Senior Management Stockholder prior to the offering. Additionally, following the initial public offering of our common stock, the Senior Management Stockholders will have limited “piggyback” registration rights with respect to their shares of common stock. The maximum number of shares of Common

Stock which a Senior Management Stockholder may register is generally proportionate with the percentage of common stock being sold by the Sponsors (relative to their holdings thereof).
      Sale Participation Agreement. The Sale Participation Agreement grants the Senior Management Stockholders the right to participate in any private direct or indirect sale of shares of common stock by the Sponsors (such right being referred to herein as the “Tag-Along Right”), and requires all management stockholders to participate in any such private sale if so elected by the Sponsors in the event that the Sponsors are proposing to sell at least 50% of the outstanding common stock held by the Sponsors, whether directly or through their interests in Hercules Holding (such right being referred to herein as the “Drag-Along Right”). The number of shares of common stock which would be required to be sold by a management stockholder pursuant to the exercise of the Drag-Along Right will be the sum of the number of shares of common stock then owned by the management stockholder and his affiliates plus all shares of common stock the management stockholder is entitled to acquire under any unexercised Options (to the extent such Options are exercisable or would become exercisable as a result of the consummation of the proposed sale), multiplied by a fraction (x) the numerator of which shall be the aggregate number of shares of common stock proposed to be transferred by the Sponsors in the proposed sale and (y) the denominator of which shall be the total number of shares of common stock owned by the sponsors entitled to participate in the proposed sale. Management stockholders will bear their pro rata share of any fees, commissions, adjustments to purchase price, expenses or indemnities in connection with any sale under the Sale Participation Agreement.
Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC
      The Investors and certain other investment funds who agreed to co-invest with them through a vehicle jointly controlled by the Investors to provide equity financing for the Recapitalization entered into a limited liability company operating agreement in respect of Hercules Holding (the “LLC Agreement”). The LLC Agreement contains agreements among the parties with respect to the election of our directors, restrictions on the issuance or transfer of interests in us, including a right of first offer, tag-along rights and drag-along rights, and other corporate governance provisions (including the right to approve various corporate actions).
      Pursuant to the LLC Agreement, Hercules Holding and its members are required to take necessary action to ensure that each manager on the board of Hercules Holding also serves on our Board of Directors. Each of the Sponsors has the right to appoint three managers to Hercules Holding’s board, the Frist family has the right to appoint two managers to the board, and the remaining two managers on the board are to come from our management team (currently Messrs. Bovender and Bracken). The rights of the Sponsors and the Frist family to designate managers are subject to their ownership percentages in Hercules Holding remaining above a specified percentage of the outstanding ownership interests in Hercules Holding.
      The LLC Agreement also requires that, in addition to a majority of the total number of managers being present to constitute a quorum for the transaction of business at any board or committee meeting, at least one manager designated by each of the Investors must be present, unless waived by that Investor. The LLC Agreement further provides that, for so long as at least two Sponsors are entitled to designate managers to Hercules Holding’s board, at least one manager from each of two Sponsors must consent to any board or committee action in order for it to be valid. The LLC Agreement requires that our organizational and governing documents contain provisions similar to those described in this paragraph.
Registration Rights Agreement
      Hercules Holding and the Investors entered into a registration rights agreement with us upon completion of the Recapitalization. Pursuant to this agreement, the Investors can cause us to register shares of our common stock held by Hercules Holding under the Securities Act and, if requested, to maintain a shelf registration statement effective with respect to such shares. The Investors are also entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake.

Sponsor Management Agreement
      In connection with the Merger, we entered into a management agreement with affiliates of each of the Sponsors and certain members of the Frist family, including Thomas F. Frist, Jr., M.D. and Thomas F. Frist III, pursuant to which such entities or their affiliates will provide management services to us. Pursuant to the agreement, we paid aggregate transaction fees of approximately $175 million in connection with services provided by such entities in connection with the Merger and related transactions. In addition, we will pay an aggregate annual management fee of $15 million, which amount increases annually beginning in 2008 at a rate equal to the percentage increase of Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year, and will reimburse out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement also provides that we will pay a one percent fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates and the Frists.
Other Relationships
      On February 6, 2006, we issued $1.0 billion of 6.500% notes due 2016. Merrill Lynch & Co., along with other institutions, served as joint book-running manager in connection with the issuance of those notes. The institutions involved in the underwriting of the notes received an aggregate underwriting discount of 1.125%, or $11,250,000, in consideration of their services in that capacity, of which $400,000 was paid to Merrill Lynch & Co.
      On May 25, 2006, the Company entered into a Credit Agreement with the several banks and other financial institutions from time to time parties thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (“MLPFS”), and Merrill Lynch Capital Corporation, as administrative agent (“MLCC”). The Credit Agreement was for an aggregate principal amount of $400 million, had a one year term and contained terms and conditions similar to our previous credit agreements. MLPFS received a commitment fee of $400,000 with respect to the Credit Agreement. In connection with the Merger, on November 17, 2006, the Company repaid in full all amounts outstanding under the Credit Agreement. No penalties were due in connection with such repayments.
      Effective July 1, 2006, we sold four hospitals (three in West Virginia and one in Virginia) to LifePoint Hospitals, Inc. for consideration of $256 million. Merrill Lynch & Co. acted as our financial advisor in respect of the transaction and, upon closing of the sale, we paid a fee of $2.1 million in respect of those services.
      In connection with the Merger, on November 17, 2006, we issued $5.7 billion of senior secured notes due 2016. Merrill Lynch & Co., along with other institutions, served as joint book-running manager in connection with the issuance of those notes. The institutions involved in the underwriting of the notes received an aggregate underwriting discount of 2.0%, or $114 million, in consideration of their services in that capacity, of which $13.3 million was paid to Merrill Lynch & Co.
      Also in connection with the Merger, on November 17, 2006, we entered into (i) a $2.0 billion senior secured asset-based revolving loan agreement, and (ii) a new senior secured credit agreement, consisting of a $2.0 billion revolving credit facility, a $2.75 billion term loan A, a $8.8 billion term loan B and a €1.0 billion term loan. Obligations under the senior secured credit facilities are guaranteed by all of our material, unrestricted wholly-owned U.S. subsidiaries. In addition, borrowings under the €1.0 billion term loan are guaranteed by all of our material, wholly-owned European subsidiaries. MLPFS, along with other institutions, served as joint lead arranger and joint bookrunner and MLCC served as documentation agent with respect to the senior secured credit facilities. We paid a commitment fee of 1.5% with respect to the senior secured credit facilities, or approximately $252 million in the aggregate, of which MLPFS received $36.4 million.

      Merrill Lynch & Co., MLPFS and MLCC are affiliates of certain funds which hold substantial interests in Hercules Holding and of Christopher J. Birosak, George A. Bitar and Nathan C. Thorne, who serve on our Board of Directors.
      In 2006, we paid approximately $24.4 million to Health Care Property Investors, Inc. (“HCPI”), representing the aggregate annual lease payments for certain medical office buildings leased by the Company. Charles A. Elcan is an executive officer of HCPI and is the son-in-law and brother-in-law of Dr. Thomas F. Frist, Jr. and Thomas F. Frist, III, respectively, who are members of our Board of Directors.
      In 2006, two hospitals owned and operated by affiliates of HCA were party to a professional medical services agreement with Commonwealth Perinatal Associates, P.C. (“Commonwealth Perinatal”). The total fees paid to Commonwealth Perinatal by HCA pursuant to the agreement in consideration of services provided in 2006 totaled $300,000. Dr. Rodrick Love is employed by Commonwealth Perinatal and is the son-in-law of Dr. Frank S. Royal, one of our former directors prior to the consummation of the Merger.
      Christopher S. George serves as the chief executive officer of an HCA-affiliated hospital, and in 2006, Mr. George received total compensation in respect of base salary and bonus of approximately $400,000 for his services. Mr. George also received certain other benefits, including awards of equity, customary to similar positions within the Company. Mr. George’s father, V. Carl George, is an executive officer of HCA.
Director Independence
      Our Board of Directors is composed of Jack O. Bovender, Jr., Chairman, Christopher J. Birosak, George A. Bitar, Richard M. Bracken, John P. Connaughton, Thomas F. Frist, Jr., M.D., Thomas F. Frist III, Christopher R. Gordon, Michael W. Michelson, James C. Momtazee, Stephen G. Pagliuca, Peter M. Stavros and Nathan C. Thorne. Our Board of Directors currently has four standing committees: the Audit and Compliance Committee, the Compensation Committee, the Executive Committee and the Patient Safety and Quality of Care Committee. Each of the Investors has the right to have at least one director serve on all standing committees.

Patient
Safety and
	Audit and			Quality of
Name of Director	Compliance	Compensation	Executive	Care

Christopher J. Birosak	Chair
George A. Bitar		X
Jack O. Bovender, Jr.*			Chair
Richard M. Bracken*
John P. Connaughton		X
Thomas F. Frist, Jr., M.D.		X	X
Thomas F. Frist III	X
Christopher R. Gordon	X
Michael W. Michelson		Chair	X
James C. Momtazee	X
Stephen G. Pagliuca			X	Chair
Peter M. Stavros				X
Nathan C. Thorne			X	X

*	Indicates management director.
      Though not formally considered by our Board because our common stock is no longer registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that any of our directors would be considered “independent” because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which owns approximately 97.5% of our outstanding common stock, and other relationships with us. See “Certain Relationships and Related Transactions.” Accordingly, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee, the members of our Audit and Compliance committee, would meet the independence requirements or Rule 10A-1 of the Exchange Act or the NYSE’s audit committee independence requirements, or that Messrs. Michelson, Bitar, Connaughton or Frist, the members of our Compensation Committee, would meet the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.
Item 14. Principal Accountant Fees and Services
      The Audit and Compliance Committee has appointed Ernst & Young LLP as our independent registered public accounting firm. The independent registered public accounting firm will audit our consolidated financial statements for 2007 and management’s assessment as to whether the Company maintained effective controls over financial reporting as of December 31, 2007.
      Audit Fees. The aggregate audit fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, for the audit of management’s report on the effectiveness of the Company’s internal control over financial reporting, under the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings totaled $9.0 million for 2006 and $8.8 million for 2005.
      Audit-Related Fees. The aggregate fees billed by Ernst & Young LLP for assurance and related services not described above under “Audit Fees” were $1.5 million for both 2006 and 2005. Audit-related services principally include audits of certain of our subsidiaries and benefit plans.
      Tax Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning were $1.6 million for 2006 and $2.1 million for 2005.
      All Other Fees. The aggregate fees billed by Ernst & Young LLP for products or services other than those described above were $79,000 for 2006 and $227,000 for 2005.
      The Board of Directors has adopted an Audit and Compliance Committee Charter which, among other things, requires the Audit and Compliance Committee to preapprove all audit and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.
      All services performed for us by Ernst & Young LLP in 2006 were preapproved by the Audit and Compliance Committee. The Audit and Compliance Committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. Our preapproval policy provides that the Audit and Compliance Committee shall preapprove nonaudit services and audit-related services. Any decisions to preapprove any services shall be presented to the Audit and Compliance Committee at its next scheduled meeting.

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
      3. List of Exhibits

2.1	—	Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).
3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
3.2	—	Amended and Restated Bylaws of the Company.
4.1	—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2	—	Indenture, dated November 17, 2006, among HCA Inc., the guarantors party thereto and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.3	—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.4	—	Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.5	—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and the Initial Purchasers (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.6(a)	—	Form of 9 1/8% Senior Secured Notes due 2014 (included in Exhibit 4.2).
4.6(b)	—	Form of 9 1/4% Senior Secured Notes due 2016 (included in Exhibit 4.2).
4.6(c)	—	Form of 9 5/8%/10 3/8% Senior Secured Toggle Notes due 1016 (included in Exhibit 4.2).
4.7(a)	—	$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.7(b)	—	Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co- Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as Joint Bookrunners and Merrill Lynch Capital Corporation, as Documentation Agent.
4.8	—	U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.9	—	Security Agreement, dated November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.10	—	Pledge Agreement, dated November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.11	—	$2,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.12 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.12	—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.13	—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., Hercules Holding II, LLC and certain other parties thereto.
4.14	—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit (g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.15	—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.16(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4.16(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4.16(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4.16(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

4.16(e)	—	Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).
4.17	—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.18	—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 20, 1994, and incorporated herein by reference).
4.19	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.20	—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.21	—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.22	—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.23	—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.24	—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1995, and incorporated herein by reference).
4.25	—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 2, 1996, and incorporated herein by reference).
4.26(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.26(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.27	—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2000, and incorporated herein by reference).
4.28(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.28(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4.29(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.29(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4.30(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.30(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4.31(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).

4.31(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4.32(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.32(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.33	—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.34	—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004, and incorporated herein by reference).
4.35	—	5.500% Note due 2009 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.36(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.36(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4.37(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4.37(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
10.1(a)	—	Amended and Restated Columbia/ HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10.1(b)	—	First Amendment to Amended and Restated Columbia/ HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.2	—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.3	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.4	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.5	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.6	—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*

10.7	—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.8	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference);.*
10.9	—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.10	—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.11	—	2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates.*
10.12	—	Management Stockholder’s Agreement dated November 17, 2006.
10.13	—	Sale Participation Agreement dated November 17, 2006.
10.14	—	Form of Option Rollover Agreement.*
10.15	—	Form of Option Agreement (2007).*
10.16	—	Exchange and Purchase Agreement.
10.17	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.18	—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.19	—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.20	—	Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist, III, and Merrill Lynch Global Partners, Inc.
10.21	—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.22(a)	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.22(b)	—	First Amendment to the HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10.22(c)	—	Second Amendment to Supplemental Executive Retirement Plan dated November 16, 2006.*
10.23	—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.24	—	HCA Inc. 2005 Senior Officer Performance Excellence Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2005, and incorporated herein by reference).*
10.25	—	HCA Inc. 2006 Senior Officer Performance Excellence Program (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed February 1, 2006, and incorporated herein by reference).*
10.26	—	HCA Inc. 2007 Senior Officer Performance Excellence Program.*

10.27(a)	—	Employment Agreement dated November 16, 2006 (Jack O. Bovender Jr.).*
10.27(b)	—	Employment Agreement dated November 16, 2006 (Richard M. Bracken).*
10.27(c)	—	Employment Agreement dated November 16, 2006 (R. Milton Johnson).*
10.27(d)	—	Employment Agreement dated November 16, 2006 (Samuel N. Hazen).*
10.27(e)	—	Employment Agreement dated November 16, 2006 (W. Paul Rutledge).*
10.28	—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.29	—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.30(a)	—	$2.5 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties hereto, J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner, certain other agents and arrangers and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).
10.30(b)	—	First Amendment to $2.5 billion Credit Agreement, dated November 3, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005, and incorporated herein by reference).
10.31	—	$1.0 billion Credit Agreement, dated November 3, 2005, by and among the Company, the Several banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith, incorporated, as Joint Lead Arrangers & Joint Bookrunners, Merrill Lynch Capital Corporation, as Syndication Agent, and J.P. Morgan Chase Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).
12	—	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Jack O. Bovender, Jr.

Jack O. Bovender, Jr.
Chief Executive Officer
Dated: March 27, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack O. Bovender, Jr. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2007

/s/ Richard M. Bracken Richard M. Bracken	President, Chief Operating Officer and Director	March 27, 2007

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2007

/s/ Christopher J. Birosak Christopher J. Birosak	Director	March 27, 2007

/s/ George A. Bitar George A. Bitar	Director	March 27, 2007

/s/ John P. Connaughton John P. Connaughton	Director	March 27, 2007

/s/ Thomas F. Frist, Jr., M.D. Thomas F. Frist, Jr., M.D.	Director	March 27, 2007

/s/ Thomas F. Frist, III Thomas F. Frist, III	Director	March 27, 2007

/s/ Christopher R. Gordon Christopher R. Gordon	Director	March 27, 2007

/s/ Michael W. Michelson Michael W. Michelson	Director	March 27, 2007

/s/ James C. Momtazee James C. Momtazee	Director	March 27, 2007

Signature	Title	Date

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 27, 2007

/s/ Peter M. Stavros Peter M. Stavros	Director	March 27, 2007

/s/ Nathan C. Thorne Nathan C. Thorne	Director	March 27, 2007

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
HCA Inc.
      We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners” and FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on January 1, 2006. Also, as discussed in Note 3 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HCA Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 22, 2007

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in millions)

	2006	2005	2004

Revenues	$25,477	$24,455	$23,502
Salaries and benefits	10,409	9,928	9,419
Supplies	4,322	4,126	3,901
Other operating expenses	4,057	4,039	3,797
Provision for doubtful accounts	2,660	2,358	2,669
Gains on investments	(243)	(53)	(56)
Equity in earnings of affiliates	(197)	(221)	(194)
Depreciation and amortization	1,391	1,374	1,250
Interest expense	955	655	563
Gains on sales of facilities	(205)	(78)	—
Transaction costs	442	—	—
Impairment of long-lived assets	24	—	12

	23,615	22,128	21,361

Income before minority interests and income taxes	1,862	2,327	2,141
Minority interests in earnings of consolidated entities	201	178	168

Income before income taxes	1,661	2,149	1,973
Provision for income taxes	625	725	727

Net income	$1,036	$1,424	$1,246

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in millions)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$634	$336
Accounts receivable, less allowance for doubtful accounts of $3,428 and $2,897	3,705	3,332
Inventories	669	616
Deferred income taxes	476	372
Other	594	559

	6,078	5,215
Property and equipment, at cost:
Land	1,238	1,212
Buildings	8,178	8,063
Equipment	11,170	10,594
Construction in progress	1,321	949

	21,907	20,818
Accumulated depreciation	(10,238)	(9,439)

	11,669	11,379
Investments of insurance subsidiary	1,886	2,134
Investments in and advances to affiliates	679	627
Goodwill	2,601	2,626
Deferred loan costs	614	85
Other	148	159

	$23,675	$22,225

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,415	$1,484
Accrued salaries	675	561
Other accrued expenses	1,193	1,264
Long-term debt due within one year	293	586

	3,576	3,895
Long-term debt	28,115	9,889
Professional liability risks	1,309	1,336
Deferred income taxes and other liabilities	1,017	1,414
Minority interests in equity of consolidated entities	907	828
Equity securities with contingent redemption rights	125	—
Stockholders’ (deficit) equity:
Common stock $0.01 par; authorized 125,000,000 shares — 2006 and 1,650,000,000 — 2005; outstanding 92,217,800 shares — 2006 and 417,512,700 shares — 2005	1	4
Accumulated other comprehensive income	16	130
Retained (deficit) earnings	(11,391)	4,729

	(11,374)	4,863

	$23,675	$22,225

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in millions)

	Common Stock		Capital in		Accumulated
			Excess of		Other	Retained
	Shares	Par	Par		Comprehensive	Earnings
	(000)	Value	Value	Other	Income	(Deficit)	Total

Balances, December 31, 2003	490,718	$5	$—	$5	$168	$6,031	$6,209
Comprehensive income:
Net income						1,246	1,246
Other comprehensive income:
Change in net unrealized gains on investment securities					10		10
Foreign currency translation adjustments					21		21
Defined benefit plans					(6)		(6)

Total comprehensive income					25	1,246	1,271
Cash dividends declared						(251)	(251)
Stock repurchases	(77,382)	(1)	(292)			(2,816)	(3,109)
Stock options exercised	7,032		224	(5)			219
Employee benefit plan issuances	2,274		68				68

Balances, December 31, 2004	422,642	4	—	—	193	4,210	4,407
Comprehensive income:
Net income						1,424	1,424
Other comprehensive income:
Change in net unrealized gains on investment securities					(30)		(30)
Foreign currency translation adjustments					(37)		(37)
Defined benefit plans					4		4

Total comprehensive income					(63)	1,424	1,361
Cash dividends declared						(257)	(257)
Stock repurchases	(36,692)		(1,208)			(648)	(1,856)
Stock options exercised	27,034		1,106				1,106
Employee benefit plan issuances	4,529		102				102

Balances, December 31, 2005	417,513	4	—	—	130	4,729	4,863
Comprehensive income:
Net income						1,036	1,036
Other comprehensive income:
Change in net unrealized gains on investment securities					(102)		(102)
Foreign currency translation adjustments					19		19
Defined benefit plans					(49)		(49)
Change in fair value of derivative instruments					18		18

Total comprehensive income					(114)	1,036	922
Recapitalization — repurchase of common stock	(411,957)	(4)	(5,005)			(16,364)	(21,373)
Recapitalization — equity contribution	92,218	1	4,476				4,477
Cash dividends declared						(139)	(139)
Stock repurchases	(13,057)					(653)	(653)
Stock options exercised	3,970		163				163
Employee benefit plan issuances	3,531		366				366

Balances, December 31, 2006	92,218	$1	$—	$—	$16	$(11,391)	$(11,374)

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in millions)

	2006	2005	2004

Cash flows from operating activities:
Net income	$1,036	$1,424	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,660	2,358	2,669
Depreciation and amortization	1,391	1,374	1,250
Income taxes	(552)	162	333
Gains on sales of facilities	(205)	(78)	—
Impairment of long-lived assets	24	—	12
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,043)	(2,649)	(2,648)
Inventories and other assets	(12)	28	(179)
Accounts payable and accrued expenses	115	343	157
Share-based compensation	324	30	5
Change in minority interests	58	(13)	109
Other	49	(8)	—

Net cash provided by operating activities	1,845	2,971	2,954

Cash flows from investing activities:
Purchase of property and equipment	(1,865)	(1,592)	(1,513)
Acquisition of hospitals and health care entities	(112)	(126)	(44)
Disposal of hospitals and health care entities	651	320	48
Change in investments	26	(311)	(178)
Other	(7)	28	(1)

Net cash used in investing activities	(1,307)	(1,681)	(1,688)

Cash flows from financing activities:
Issuances of long-term debt	21,758	858	2,500
Net change in revolving bank credit facility	(435)	(225)	190
Repayment of long-term debt	(3,728)	(739)	(912)
Repurchases of common stock	(653)	(1,856)	(3,109)
Recapitalization-repurchase of common stock	(20,364)	—	—
Recapitalization-equity contributions	3,782	—	—
Payment of debt issuance costs	(586)	—	—
Issuances of common stock	108	1,009	224
Payment of cash dividends	(201)	(258)	(199)
Other	79	(1)	(41)

Net cash used in financing activities	(240)	(1,212)	(1,347)

Change in cash and cash equivalents	298	78	(81)
Cash and cash equivalents at beginning of period	336	258	339

Cash and cash equivalents at end of period	$634	$336	$258

Interest payments	$893	$624	$533
Income tax payments, net of refunds	$1,087	$563	$394
The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ACCOUNTING POLICIES

Merger, Recapitalization and Reporting Entity
      On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation (the “Merger Sub”) pursuant to which the Company was acquired by a private investor group, including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”), entities associated with HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”) and certain members of management. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger has been accounted for as a recapitalization in HCA’s financial statements, with no adjustments to the historical basis of HCA’s assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is no longer registered with the Securities and Exchange Commission (the “SEC”) and is no longer traded on a national securities exchange.
      HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2006, these affiliates owned and operated 166 hospitals, 98 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate seven hospitals and nine freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 20 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
      The consolidated financial statements include all subsidiaries and entities controlled by HCA. We generally define “control” as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Significant intercompany transactions have been eliminated. Investments in entities that we do not control, but in which we have a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.
      We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include the corporate office costs, which were $187 million, $185 million and $162 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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
      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related to cost reports filed during the respective year were $55 million, $49 million and $44 million in 2006, 2005 and 2004, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related to cost reports filed during previous years were $62 million, $36 million and $26 million in 2006, 2005 and 2004, respectively.
      The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. On January 1, 2005, we modified our policies to provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Our insurance subsidiary’s cash equivalent investments in excess of the amounts required to pay estimated professional liability claims during the next twelve months are not included in cash and cash equivalents as these funds are not available for general corporate purposes. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
      Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $429 million and $493 million at December 31, 2006 and 2005, respectively, have been included in accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)

Accounts Receivable
      We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2006, 2005 and 2004, approximately 26%, 27% and 28%, respectively, of our revenues related to patients participating in the Medicare program. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable.
      Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.972 billion patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). At December 31, 2005, our allowance for doubtful accounts represented approximately 85% of the $3.404 billion patient due accounts receivable balance, including net pending Medicaid accounts. Revenue days in accounts receivable were 53 days, 50 days and 48 days at December 31, 2006, 2005 and 2004, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix, or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles
      Depreciation expense, computed using the straight-line method, was $1.384 billion in 2006, $1.371 billion in 2005, and $1.248 billion in 2004. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.
      Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2006 and 2005 was $668 million and $138 million, respectively, and accumulated amortization was $54 million and $53 million at December 31, 2006 and 2005,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Property and Equipment and Amortizable Intangibles (Continued)
respectively. Amortization of deferred loan costs is included in interest expense and was $18 million, $14 million and $14 million for 2006, 2005 and 2004, respectively.
      When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.
      Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Investments of Insurance Subsidiary
      At December 31, 2006 and 2005, the investments of our wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management performs a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Management’s investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of management’s investment securities evaluation process.

Goodwill
      Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairment losses were recognized during 2006, 2005 or 2004.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Goodwill (Continued)
      During 2006, goodwill increased by $38 million related to acquisitions, decreased by $86 million related to facility sales and increased by $23 million related to foreign currency translation and other adjustments. During 2005, goodwill increased by $129 million related to acquisitions, decreased by $35 million related to facility sales and decreased by $8 million related to foreign currency translation and other adjustments.

Physician Recruiting Agreements
      In order to recruit physicians to meet the needs of our hospitals and the communities they serve, we enter into minimum revenue guarantee arrangements to assist the recruited physicians during the period they are relocating and establishing their practices. In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the stand-ready obligation undertaken in issuing the guarantee.
      FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after January 1, 2006. For periods before January 1, 2006, we expensed physician recruitment agreement amounts as the expenses to be reimbursed were incurred by the recruited physicians, which was generally over a 12 month period. For 2006 minimum revenue guarantees, we have expensed the total estimated guarantee liability amount at the time the physician recruiting agreement becomes effective. We determined that expensing the total estimated liability amount at the agreement effective date was the proper accounting treatment as we could not justify recording a contract-based asset based upon our analysis of the related control, regulatory and legal considerations.
      The physician recruiting liability of $14 million at December 31, 2006 represents the amount of expense recognized in excess of estimated payments made through December 31, 2006. At December 31, 2006 the maximum amount of all effective, post January 1, 2006 minimum revenue guarantees that could be paid prospectively was $51 million.

Professional Liability Claims
      A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.584 billion and $1.621 billion at December 31, 2006 and 2005, respectively. The current portion of the reserves, $275 million and $285 million at December 31, 2006 and 2005, respectively, is included in “other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $217 million, $298 million and $291 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in “other operating expenses” in our consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The provision for losses for 2006, 2005 and 2004 include reductions of $136 million, $83 million and $59 million, respectively, to our estimated professional liability reserves. The amounts of the changes to the estimated professional liability reserves were determined based upon the semiannual, independent actuarial analyses,

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Professional Liability Claims (Continued)
which recognized declining frequency and moderating severity claims trends at our facilities. We believe these favorable trends are primarily attributable to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the areas of obstetrics and emergency services. The reserves for professional liability risks cover approximately 3,000 and 3,300 individual claims at December 31, 2006 and 2005, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2006 and 2005, $253 million and $242 million, respectively, of payments (net of reinsurance recoveries of $5 million and $12 million, respectively) were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.
      Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary. Effective January 1, 2007, our facilities will generally be self-insured for the first $5 million of per occurrence losses.
      The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts of $42 million and $43 million at December 31, 2006 and 2005, respectively, are included in other assets (including $10 million and $25 million December 31, 2006 and 2005, respectively, included in other current assets). A return of premiums relating to reinsurance contracts resulted in a net increase to the reserves for professional liability risks of $8 million during 2005.

Financial Instruments
      Derivative financial instruments are employed to manage risks, including foreign currency and interest rate exposures, and are not used for trading or speculative purposes. We recognize derivative instruments, such as interest rate swap agreements and foreign exchange contracts, in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity, as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings, along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.
      The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1 — ACCOUNTING POLICIES (Continued)
     Financial Instruments (Continued)
adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

Minority Interests in Consolidated Entities
      The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities.

Recent Pronouncements
      In July 2006, the FASB issued the final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires expanded disclosures, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures will be required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting FIN 48.
      During September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to: recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in results of operations. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on our consolidated financial condition at December 31, 2005 or for prior periods.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2006 presentation.
NOTE 2 — MERGER AND RECAPITALIZATION
      On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holding II, LLC, a Delaware limited liability company (“Hercules Holding”), and Hercules

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — MERGER AND RECAPITALIZATION (Continued)
Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Hercules Holding. Our board of directors approved the Merger Agreement on the unanimous recommendation of a special committee comprised entirely of disinterested directors. The Merger was approved by a majority of HCA’s shareholders at a special meeting of shareholders held on November 16, 2006.
      On November 17, 2006, pursuant to the terms of the Merger Agreement, the Investors consummated the acquisition of the Company through the merger of Merger Sub with and into the Company. The Company was the surviving corporation in the Merger. Approximately 98% of our common stock is owned directly by Hercules Holding, with the remainder being owned by certain members of management of the Company. Affiliates of each of the Sponsors indirectly own approximately 25% of the common stock of the Company through their ownership in Hercules Holding, and affiliates of the Frist Entities and certain coinvestors directly and indirectly own approximately 20% of the common stock of the Company through direct ownership and through their ownership in Hercules Holding. On the effective date of the Merger, each outstanding share of HCA common stock, other than shares contributed by the rollover shareholders or shares owned by HCA, Merger Sub or any shareholders who were entitled to appraisal rights, were cancelled and converted into the right to receive $51.00 in cash. The aggregate purchase price paid for all of the equity securities of the Company was $20.364 billion, which purchase price was funded by $3.782 billion of equity contributions from the Investors, certain members of management and certain other coinvestors and by incurring $19.964 billion of indebtedness through bank credit facilities and the issuance of debt securities.
      The Recapitalization transactions included retaining $7.750 billion of the Company’s existing indebtedness, the retirement of $3.182 billion of the Company’s existing indebtedness and the payment of $745 million of Recapitalization related fees and expenses.

Rollover and Stockholder Agreements And Equity Securities with Contingent Redemption Rights
      In connection with the Merger, the Frist Entities and certain members of our management entered into agreements with the Company and/or Hercules Holding, pursuant to which they elected to invest in the Company, as the surviving corporation in the Merger, through a rollover of employee stock options, a rollover of shares of common stock of the Company, or a combination thereof. Pursuant to the rollover agreements the Frist Entities and management team made rollover investments of $885 million and $125 million, respectively.
      The stockholder agreements, among other things, contain agreements among the parties with respect to restrictions on the transfer of shares, including tag along rights and drag along rights, registration rights (including customary indemnification provisions) and other rights. Pursuant to the management stockholder agreements, the applicable employees can elect to have the Company redeem their common stock and vested stock options in the events of death or permanent disability, prior to the consummation of the initial public offering of common stock by the Company. At December 31, 2006, 727,600 common shares and 2,285,200 vested stock options were subject to these contingent redemption terms.

Management Agreement
      Affiliates of the Investors entered into a management agreement with us pursuant to which such affiliates will provide us with management services. Under the management agreement, the affiliates of the Investors are entitled to receive an aggregate annual management fee of $15 million, which amount will increase annually beginning in 2008 at a rate equal to the percentage increase in our “EBITDA” in the applicable year compared to the preceding year, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The management agreement has an initial term expiring on December 31, 2016, provided that the term will be extended annually for one additional year unless we or the Investors provide notice to the other of their desire not to automatically extend the term. The management

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — MERGER AND RECAPITALIZATION (Continued)
     Management Agreement (Continued)
agreement provided that affiliates of the Investors receive aggregate transaction fees of $175 million in connection with certain services provided in connection with the Merger and related transactions. In addition, the management agreement provides that the affiliates of the Investors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also contains customary exculpation and indemnification provisions in favor of the Investors and their affiliates.

Recapitalization Transaction Costs
      For the year ended December 31, 2006, our results of operations include the following charges related to the Recapitalization (dollars in millions):

Compensation expense related to accelerated vesting of stock options and restricted stock, and other employee benefits	$258
Consulting, legal, accounting and other transaction costs	131
Loss on extinguishment of debt	53

Total	$442

      In addition to these amounts, approximately $77 million of transaction costs were recorded directly to shareholders’ deficit, and an additional $568 million of transaction costs were capitalized as deferred loan costs.
NOTE 3 — SHARE-BASED COMPENSATION
      Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based awards granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that were unvested on the effective date. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for periods prior to January 1, 2006 have not been restated.
      As a result of adopting SFAS 123(R), income before taxes for the year ended December 31, 2006 was lower by $78 million ($48 million after tax), than if we had continued to account for share-based compensation under APB 25. Upon consummation of the Merger, all outstanding stock options (other than certain options held by certain rollover shareholders) became fully vested, were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount (if any) by which $51.00 exceeded the option exercise price. The acceleration of vesting of stock options resulted in the recognition of $42 million of additional share-based compensation expense for the year ended December 31, 2006. Certain management holders of outstanding HCA stock options were permitted to retain certain of their stock options (the “Rollover Options”) in lieu of receiving the merger consideration

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)
(the amount, if any, by which $51.00 exceeded the option exercise price). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options.
      SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax benefits of $97 million from tax deductions in excess of amounts recognized as compensation cost were reported as financing cash flows in the year ended December 31, 2006 compared to $163 million and $50 million being reported as operating cash flows for the years ended December 31, 2005 and 2004, respectively.
      For periods prior to the adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the years ended December 31, 2005 and 2004 are as follows (dollars in millions):

	2005	2004

Net income:
As reported	$1,424	$1,246
Share-based employee compensation expense determined under a fair value method, net of income taxes	23	191	(a)

Pro forma	$1,401	$1,055

(a)	In December 2004, we accelerated the vesting of all unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2004 of $40.89 per share. Options to purchase approximately 19.1 million shares became exercisable immediately as a result of the vesting acceleration. The effect of accelerating the vesting for the 19.1 million shares was an increase to the pro forma share-based compensation expense for the year ended December 31, 2004 of $112 million after-tax. The decision to accelerate vesting of the identified stock options resulted in us not being required to recognize share-based compensation expense, net of taxes, of approximately $57 million in 2006. The elimination of the requirement to recognize compensation expense in future periods related to the unvested stock options was management’s basis for the decision to accelerate the vesting.
      During the year ended December 31, 2006, we had the following share-based compensation plans:

2006 Stock Incentive Plan
      In connection with the Recapitalization, the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of business, motivate management personnel by means of growth-related incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based ownership in the Company. The

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)
     2006 Stock Incentive Plan (Continued)
2006 Plan permits the granting of awards covering 10% of our fully diluted equity immediately after consummation of the Recapitalization. A portion of the options under the 2006 Plan will vest solely based upon continued employment over a specific period of time, and a portion of the options will vest based both upon continued employment over a specific period of time and upon the achievement of predetermined performance targets over time. At December 31, 2006, no options had been granted, and there were 10,656,100 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan
      Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. Prior to 2005, we primarily utilized stock option grants for equity compensation purposes. During 2005, an increasing equity compensation emphasis was placed on restricted share grants. The restricted shares granted in 2005 were originally subject to back-end vesting provisions, with no shares vesting in the first two years after grant and then a third of the shares vesting in each of the third, fourth and fifth years. The restricted shares granted in 2006 were originally scheduled to vest in equal annual increments over a five-year period. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. During the years ended December 31, 2006, 2005, and 2004 we recognized $247 million, $30 million and $5 million, respectively, of compensation costs related to restricted share grants. The acceleration of vesting of restricted stock resulted in the recognition of $201 million of the total compensation expense related to restricted stock for the year ended December 31, 2006.
      The fair value of each stock option award is estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to graded vesting. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using weekly, historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

	2006	2005	2004

Risk-free interest rate	4.70%	3.99%	2.56%
Expected volatility	24%	33%	35%
Expected life, in years	5	5	4
Expected dividend yield	1.09%	1.27%	1.18%

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)

2005 Equity Incentive Plan (Continued)
      Information regarding stock option activity during 2006, 2005 and 2004 is summarized below (share amounts in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(dollars in millions)

Options outstanding, December 31, 2003	51,681	$31.64
Granted	9,306	45.62
Exercised	(7,208)	23.79
Cancelled	(1,517)	41.11

Options outstanding, December 31, 2004	52,262	34.94
Granted	2,644	49.25
Exercised	(27,034)	34.87
Cancelled	(66)	42.54

Options outstanding, December 31, 2005	27,806	36.35
Granted	2,566	48.64
Exercised	(5,220)	26.24
Cancelled	(1,008)	49.76
Settled in Recapitalization	(13,177)	36.22
Rolled over in Recapitalization — existing	(10,967)	42.98
Rolled over in Recapitalization — new	2,285	12.50

Options outstanding, December 31, 2006	2,285	12.50	5.3	$88

Options exercisable, December 31, 2006	2,285	$12.50	5.3	$88
      The weighted average fair values of stock options granted during the years ended December 31, 2006, 2005 and 2004 were $10.76, $15.53 and $12.90 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2006 was $123 million.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)

2005 Equity Incentive Plan (Continued)
      A summary of restricted share activity during 2006, 2005 and 2004 follows (share amounts in thousands):

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value

Restricted shares, December 31, 2003	1,739	$39.96
Granted	880	42.13
Vested	(1,003)	41.17
Cancelled	(96)	39.65

Restricted shares, December 31, 2004	1,520	40.43
Granted	3,277	44.45
Vested	(908)	42.20
Cancelled	(141)	43.07

Restricted shares, December 31, 2005	3,748	43.42
Granted	2,979	49.11
Vested	(494)	41.40
Cancelled	(232)	45.98
Settled in Recapitalization	(6,001)	46.31

Restricted shares, December 31, 2006	—	—

Employee Stock Purchase Plan (“ESPP”)
      Prior to the Recapitalization, our ESPP provided an opportunity to purchase shares of HCA common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. During the years ended December 31, 2006, 2005 and 2004, ESPP purchases of 931,000, 1,662,400 and 1,805,500 shares, respectively were made. Due to the Recapitalization, the second six month ESPP purchase for 2006 was cash settled. The fair value of the right to purchase ESPP shares was estimated using a valuation model with the weighted average assumptions indicated in the following table.

	2006	2005	2004

Risk-free interest rate	4.58%	2.78%	1.32%
Expected volatility	14%	23%	20%
Expected life, in years	0.5	0.5	0.5
Expected dividend yield	0.79%	1.20%	1.26%
Grant date fair value	$9.38	$9.98	$8.48

Management Stock Purchase Plan (“MSPP”)
      Prior to the Recapitalization, our MSPP allowed eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares were made twice a year and the shares vested after three years. During the years ended December 31, 2006, 2005 and 2004, MSPP purchases of 156,600 shares, 145,600 shares and 158,900 shares, respectively, were made at weighted average purchase date discounted (25% discount) fair values of $35.77 per share, $33.22 per share and $29.64 per share, respectively. For the

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)

Management Stock Purchase Plan (“MSPP”) (Continued)
plan period July 1, 2006 through November 17, 2006, the MSPP was cash settled due to the Recapitalization. The purchase date discounted price for this period would have been $36.79.
NOTE 4 — ACQUISITIONS AND DISPOSITIONS
      During 2006, we received proceeds of $560 million and recognized a net pretax gain of $176 million ($85 million after tax) on the sales of nine hospitals. We also received proceeds of $91 million and recognized a pretax gain of $29 million ($18 million after tax) on the sales of real estate investments and our equity investment in a hospital joint venture. During 2005, we received proceeds of $260 million and recognized a net pretax gain of $49 million ($19 million after-tax) on the sales of five hospitals, and we received proceeds of $60 million and recognized a pretax gain of $29 million ($17 million after tax) related to the sales of real estate investments. During 2004, we opened one hospital, sold one hospital, and closed two hospitals. During 2006, 2005 and 2004, the proceeds from the sales were used to repay bank borrowings.
      During 2006, we paid $63 million to acquire three hospitals and $49 million to acquire other health care entities. During 2005 and 2004, we did not acquire any hospitals, but paid $126 million and $44 million, respectively, for other health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of the acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.
      The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $38 million, $129 million and $38 million in 2006, 2005 and 2004, respectively. In 2004, goodwill increased $15 million related to adjustments to 2003 acquisitions.
NOTE 5 — IMPAIRMENTS OF LONG-LIVED ASSETS
      The carrying value for a hospital closed during 2006 was reduced to fair value of $5 million, based upon estimates of sales value, resulting in a pretax charge of $16 million that affected our Eastern Group. During 2006 we also decided to terminate a construction project and incurred a pretax charge of $8 million that affected our Corporate and Other Group.
      The carrying value for a hospital we closed during 2004 was reduced to fair value of $39 million, based upon estimates of sales value, resulting in a pretax charge of $12 million that affected our Western Group.
      The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — INCOME TAXES
      The provision for income taxes consists of the following (dollars in millions):

	2006	2005	2004

Current:
Federal	$993	$668	$466
State	62	63	63
Foreign	35	37	25
Deferred:
Federal	(427)	(43)	132
State	(43)	3	17
Foreign	5	(3)	24

	$625	$725	$727

      A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	2.1	2.6
Nondeductible intangible assets	1.5	0.6	—
IRS settlement	—	(2.2)	—
Repatriation of foreign earnings	—	(1.1)	—
Other items, net	0.7	(0.6)	(0.8)

Effective income tax rate	37.6%	33.8%	36.8%

      During 2005, HCA recognized tax benefits of $48 million related to a favorable tax settlement regarding the Company’s divestiture of certain noncore business units in 1998 and 2001 and $24 million related to the repatriation of foreign earnings.
      A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2006		2005

	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$485	$—	$632
Allowances for professional liability and other risks	118	—	124	—
Doubtful accounts	424	—	155	—
Compensation	129	—	185	—
Other	272	372	235	525

	$943	$857	$699	$1,157

      Deferred income tax benefits of $476 million and $372 million at December 31, 2006 and 2005, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $390 million and $830 million at December 31, 2006 and 2005, respectively.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — INCOME TAXES (Continued)
      The tax benefits associated with share-based compensation increased the current tax receivable by $97 million, $163 million, and $50 million in 2006, 2005 and 2004, respectively. Such benefits were recorded as increases to stockholders’ equity.
      At December 31, 2006, state net operating loss carryforwards (expiring in years 2007 through 2026) available to offset future taxable income approximated $142 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

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
      Other disputed items include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2000 through 2002, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 1999 through 2002. The IRS has claimed an additional $678 million in income taxes, interest, and penalties through December 31, 2006, with respect to these issues. This amount is net of a refundable tax deposit of $177 million, and related interest, we made during 2006.
      During 2006, the IRS began an examination of HCA’s 2003 through 2004 federal income tax returns. The IRS has not determined the amount of any additional income tax, interest and penalties that it may claim upon completion of this examination.
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

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARY
      A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2006

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,174	$24	$(3)	$1,195
Asset-backed securities	64	4	—	68
Corporate and other	8	—	—	8
Money market funds	858	—	—	858

	2,104	28	(3)	2,129

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$2,118	$29	$(4)	2,143

Amounts classified as current assets				(257)

Investment carrying value				$1,886

	2005

		Unrealized
		Amounts
	Amortized			Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,199	$27	$(5)	$1,221
Asset-backed securities	41	4	—	45
Corporate and other	22	1	—	23
Money market funds	130	—	—	130

	1,392	32	(5)	1,419

Equity securities:
Preferred stocks	10	—	—	10
Common stocks	798	161	(4)	955

	808	161	(4)	965

	$2,200	$193	$(9)	2,384

Amounts classified as current assets				(250)

Investment carrying value				$2,134

      At December 31, 2006 and 2005, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)
income. At December 31, 2006, $108 million of money market funds were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.
      Scheduled maturities of investments in debt securities at December 31, 2006 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$911	$912
Due after one year through five years	372	375
Due after five years through ten years	478	490
Due after ten years	279	284

	2,040	2,061
Asset-backed securities	64	68

	$2,104	$2,129

      The average expected maturity of the investments in debt securities approximated 2.5 years at December 31, 2006. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.
      The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2006	2005	2004

Debt securities:
Cash proceeds	$401	$173	$181
Gross realized gains	1	2	6
Gross realized losses	2	1	2
Equity securities:
Cash proceeds	$1,509	$440	$338
Gross realized gains	256	63	62
Gross realized losses	12	9	16
NOTE 8 — FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements
      We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. Pay-fixed interest rate swaps effectively convert LIBOR indexed variable rate instruments to fixed interest rate obligations. The net interest payments, based on the notional amounts in these agreements, generally match the timing of the related liabilities. The notional amounts of the swap agreements represent amounts used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — FINANCIAL INSTRUMENTS (Continued)
     Interest Rate Swap Agreements (Continued)
      The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2006 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$4,000	November 2011	$12
Pay-fixed interest rate swap	4,000	November 2011	35
      The fair value of the interest rate swaps at December 31, 2006 represents the estimated amounts we would receive upon termination of these agreements.

Cross Currency Swaps
      The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in a currency (Euro), other than the functional currencies (United States Dollar and Great Britain Pound) of the parties executing the trade. In order to better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we entered into various cross currency swaps.
      The cross currency swaps were not designated as hedges and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreements at December 31, 2006 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar Currency Swap	568 Euro	December 2011	$22
Euro — Great Britain Pound (GBP) Currency Swap	251 GBP	December 2011	(5)
      The fair value of the cross currency swaps at December 31, 2006 represents the estimated amounts we would receive or pay upon termination of these agreements.

Fair Value Information
      At December 31, 2006 and 2005, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures are generally determined based on quoted market prices. The estimated fair values and the related carrying amounts are as follows (dollars in millions):

	2006		2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$2,143	$2,143	$2,384	$2,384
Interest rate swaps	47	47	—	—
Cross currency swaps	17	17	—	—
Liabilities:
Long-term debt	$28,408	$28,096	$10,475	$10,733
Interest rate swaps	—	—	25	25

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — LONG-TERM DEBT
      A summary of long-term debt at December 31, including related interest rates at December 31, 2006, follows (dollars in millions):

	2006	2005

Senior secured asset-based revolving credit facility (effective interest rate of 7.1%)	$1,830	$—
Senior secured revolving credit facility (effective interest rate of 7.9%)	40	—
Senior secured term loan facilities (effective interest rate of 7.5%)	12,870	—
Other senior secured debt (effective interest rate of 6.7%)	445	281

First lien debt	15,185	281

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	—
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	—

Second lien debt	5,700	—

Senior unsecured notes payable through 2095 (effective interest rate of 7.3%)	7,523	8,419
Senior unsecured revolving credit facility	—	475
Senior unsecured term loan facilities	—	1,300

Total debt (average life of eight years, rates averaging 7.9%)	28,408	10,475
Less amounts due within one year	293	586

	$28,115	$9,889

Senior Secured Credit Facilities
      On November 17, 2006, in connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($4 million available at December 31, 2006) and (ii) a new senior secured credit agreement, consisting of a $2.000 billion revolving credit facility ($1.826 billion available at December 31, 2006 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A, a $8.800 billion term loan B and a €1.0 billion term loan ($1.320 billion at December 31, 2006) under which one of our European subsidiaries is the borrower.
      Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the asset-based loan facility and the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.375% per annum for the asset-based revolving loan facility and 0.50% per annum under the revolving credit facility. The commitment fee rates may be reduced subject to attaining certain leverage ratios.
      Obligations under the senior secured credit facilities are guaranteed by all material, unrestricted wholly-owned U.S. subsidiaries. In addition, borrowings under the €1.0 billion term loan are guaranteed by us and all material, wholly-owned European subsidiaries.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities (Continued)
      The $2.000 billion senior secured asset-based revolving credit facility and the $2.000 billion senior secured revolving credit facility expire November 2012. We are required to repay installments on each of the term loan facilities on a quarterly basis beginning March 2007. The final payment under term loan A is in November 2012. The final payments under term loan B and the Euro term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy and maintain a maximum total leverage ratio and, in certain situations, a minimum interest coverage ratio.
      We use interest rate swap agreements to manage the floating rate exposure of our debt portfolio. In the fourth quarter of 2006, we entered into two interest rate swap agreements, in a total notional amount of $8 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The interest rate swaps expire in November 2011. The effect of the interest rate swaps is reflected in the effective interest rate for the senior secured credit facilities in the table above.

Senior Secured Notes
      In November 2006, also in connection with the Recapitalization, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. The notes are guaranteed by certain of our subsidiaries.

Significant Financing Activities
2006
      Proceeds from the senior secured credit facilities and the senior secured notes were used in connection with the closing of the Recapitalization. Amounts owed under our previous bank credit agreements were repaid at the close of the Recapitalization. In connection with the Recapitalization, we also tendered for all amounts outstanding under the 8.85% notes due 2007, the 7.00% notes due 2007, the 7.25% notes due 2008, the 5.25% notes due 2008 and the 5.50% notes due 2009 (collectively, the “Notes”). Approximately 97% of the $1.365 billion total outstanding amount under the Notes was repurchased pursuant to the tender.
      In February 2006, we issued $1.000 billion of 6.5% notes due 2016. Proceeds of $625 million were used to refinance the remaining amount outstanding under the 2005 term loan and the remaining proceeds were used to pay down amounts advanced under a prior bank revolving credit facility.
2005
      In November 2005, we entered into the 2005 term loan which had a maturity of May 2006. Under this agreement, we borrowed $800 million. Proceeds from the 2005 term loan were used to partially fund the repurchase of our common stock. The 2005 term loan contained a mandatory prepayment clause which required us to prepay amounts outstanding upon receiving proceeds from the issuance of debt or equity securities or from asset sales. Proceeds of $175 million from the sale of hospitals in the fourth quarter of 2005 were used to repay a portion of the amounts outstanding under the 2005 term loan.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — LONG-TERM DEBT (Continued)

General Information
      Maturities of long-term debt in years 2008 through 2011 are $299 million, $393 million, $1.495 billion and $1.084 billion, respectively.
      The estimated fair value of our long-term debt was $28.096 billion and $10.733 billion at December 31, 2006 and 2005, respectively, compared to carrying amounts aggregating $28.408 billion and $10.475 billion, respectively. The estimates of fair value are generally based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.
NOTE 10 — CONTINGENCIES

Significant Legal Proceedings
      We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse affect on our results of operations and financial position in a given period.
      In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of the investigations or any related lawsuits, or the effect that findings in such investigations or lawsuits may have on the Company.
      In connection with the Merger, we are aware of eight asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. Certain of these lawsuits, though not all, are the subject of an agreement in principle to settle. Additional lawsuits pertaining to the Merger could be filed in the future.

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

Investigations
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
      In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — CONTINGENCIES (Continued)

Investigations (Continued)
informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation relate to trading in the Company’s securities. We are cooperating fully with these investigations.
NOTE 11 — CAPITAL STOCK AND STOCK REPURCHASES
     Capital Stock
      In connection with the Recapitalization, the Company’s certificate of incorporation and by-laws were amended and restated, effective November 17, 2006, so that they read, in their entirety, as the certificate of incorporation and by-laws of Merger Sub read immediately prior to the effective time of the Merger. Among other things, the restated certificate of incorporation reduced the number of shares of common stock the Company is authorized to issue from 1,650,000,000 shares to 125,000,000 shares and the amended and restated by-laws set the number of directors constituting the board of directors of the Company at not less than one nor more than 15.
     Stock Repurchase Programs
      In October 2005, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.500 billion of our common stock. In November 2005, we closed the tender offer and repurchased 28.7 million shares of our common stock for $1.437 billion ($50.00 per share). The shares repurchased represented approximately 6% of our outstanding shares at the time of the tender offer. During 2005, we also repurchased 8.0 million shares of our common stock for $412 million, through open market purchases. During 2006, we repurchased 13.0 million shares of our common stock for $651 million, through open market purchases, which completed this authorization.
      In October 2004, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.501 billion of our common stock. In November 2004, we closed the tender offer and repurchased 62 million shares of our common stock for $2.466 billion ($39.75 per share). The shares repurchased represented approximately 13% of our outstanding shares at the time of the tender offer. We also repurchased 0.9 million shares of our common stock for $35 million, through open market purchases, which completed this $2.501 billion share repurchase authorization.
      In April 2003, we announced an authorization to repurchase $1.500 billion of our common stock through open market purchases or privately negotiated transactions. During 2003, we repurchased under this authorization 25.3 million shares of our common stock for $900 million, through open market purchases. During 2004, we repurchased 14.5 million shares of our common stock for $600 million, through open market purchases, which completed this authorization.
      During 2006, 2005 and 2004, the share repurchase transactions reduced stockholders’ equity by $653 million, $1.856 billion and $3.109 billion, respectively.
NOTE 12 — EMPLOYEE BENEFIT PLANS
      We maintain noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and vest over specified periods of employee service. Retirement plan expense was $190 million for 2006, $210 million for 2005 and $185 million for 2004. Amounts approximately equal to retirement plan expense are funded annually.
      We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — EMPLOYEE BENEFIT PLANS (Continued)
participant contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants). The cost of these plans totaled $71 million for 2006, $60 million for 2005 and $57 million for 2004. Our contributions are funded periodically during each year.
      We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives a prescribed life annuity from the combination of the SERP and our other benefit plans. Compensation expense under the plan was $15 million for 2006, $9 million for 2005 and $8 million for 2004. Accrued benefits liabilities under this plan totaled $107 million at December 31, 2006 and $42 million at December 31, 2005.
      We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Compensation expense under these plans was $31 million for 2006, $29 million for 2005, and $26 million for 2004. Accrued benefits liabilities under these plans totaled $79 million at December 31, 2006 and $56 million at December 31, 2005.

Adoption of Statement 158
      On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our defined benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as components of net periodic pension cost pursuant to our policy for amortizing such amounts. Actuarial gains and losses and prior service costs or credits that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods, will be recognized as a component of other comprehensive income and will then be recognized as a component of net periodic pension cost in subsequent periods.
      The incremental effects of adopting the provisions of SFAS 158 in our consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our consolidated income statement for the year ended December 31, 2006, or for any prior period presented, and it will not effect our operating results in future periods.

	At December 31, 2006

	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported

Intangible pension asset	$31	$(31)	$—
Accrued pension liability	128	71	199
Deferred income taxes	6	36	42
Accumulated other comprehensive income	(15)	(94)	(109)

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION
      We operate in one line of business, which is operating hospitals and related health care entities. During the three years ended December 31, 2006, 2005 and 2004, approximately 26%, 27% and 28%, respectively, of our revenues related to patients participating in the Medicare program.
      Our operations are structured into three geographically organized groups: the Eastern Group includes 53 consolidating hospitals located in the Eastern United States, the Central Group includes 51 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
      Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, transaction costs, impairment of long-lived assets, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,

	2006	2005	2004

Revenues:
Eastern Group	$8,609	$8,225	$7,854
Central Group	5,514	5,489	5,304
Western Group	10,495	9,733	9,382
Corporate and other	859	1,008	962

	$25,477	$24,455	$23,502

Equity in earnings of affiliates:
Eastern Group	$(4)	$(4)	$(6)
Central Group	(5)	(6)	—
Western Group	(187)	(210)	(192)
Corporate and other	(1)	(1)	4

	$(197)	$(221)	$(194)

Adjusted segment EBITDA:
Eastern Group	$1,329	$1,435	$1,368
Central Group	854	917	856
Western Group	2,088	1,994	1,831
Corporate and other	198	(68)	(89)

	$4,469	$4,278	$3,966

Depreciation and amortization:
Eastern Group	$423	$413	$359
Central Group	309	308	281
Western Group	492	480	435
Corporate and other	167	173	175

	$1,391	$1,374	$1,250

Adjusted segment EBITDA	$4,469	$4,278	$3,966
Depreciation and amortization	1,391	1,374	1,250
Interest expense	955	655	563
Gains on sales of facilities	(205)	(78)	—
Transaction costs	442	—	—
Impairment of long-lived assets	24	—	12

Income before minority interests and income taxes	$1,862	$2,327	$2,141

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	As of December 31,

	2006	2005

Assets:
Eastern Group	$5,270	$5,292
Central Group	4,504	4,592
Western Group	7,714	7,096
Corporate and other	6,187	5,245

	$23,675	$22,225

	Eastern	Central	Western	Corporate
	Group	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2005	$701	$974	$698	$253	$2,626
Acquisitions	2	—	36	—	38
Sales	(57)	(26)	—	(3)	(86)
Foreign currency translation and other	(10)	2	1	30	23

Balance at December 31, 2006	$636	$950	$735	$280	$2,601

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — OTHER COMPREHENSIVE INCOME
      The components of accumulated other comprehensive income are as follows (dollars in millions):

				Change
	Unrealized	Foreign		in Fair
	Gains on	Currency	Defined	Value of
	Available-for-Sale	Translation	Benefit	Derivative
	Securities	Adjustments	Plans	Instruments	Total

Balances at December 31, 2003	$138	$46	$(16)	$—	$168
Unrealized gains on available-for-sale securities, net of $27 of income taxes	46	—	—	—	46
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(36)	—	—	—	(36)
Foreign currency translation adjustments, net of $11 of income taxes	—	21	—	—	21
Defined benefit plans, net of $4 income tax benefit	—	—	(6)	—	(6)

Balances at December 31, 2004	148	67	(22)	—	193
Unrealized gains on available-for-sale securities, net of $3 of income taxes	3	—	—	—	3
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(33)	—	—	—	(33)
Foreign currency translation adjustments, net of $19 income tax benefit	—	(37)	—	—	(37)
Defined benefit plans, net of $2 of income taxes	—	—	4	—	4

Balances at December 31, 2005	118	30	(18)	—	130
Unrealized gains on available-for-sale securities, net of $30 of income taxes	53	—	—	—	53
Gains reclassified into earnings from other comprehensive income, net of $88 of income taxes	(155)	—	—	—	(155)
Foreign currency translation adjustments, net of $10 of income taxes	—	19	—	—	19
Defined benefit plans, net of $30 of income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $10 of income taxes	—	—	—	18	18

Balances at December 31, 2006	$16	$49	$(67)	$18	$16

HCA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15 — ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
      A summary of other accrued expenses at December 31 follows (dollars in millions):

	2006	2005

Employee benefit plans	$208	$203
Taxes other than income	168	166
Professional liability risks	275	285
Interest	228	149
Dividends	—	62
Other	314	399

	$1,193	$1,264

      A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2004	$2,649	$2,669	$(2,376)	$2,942
Year ended December 31, 2005	2,942	2,358	(2,403)	2,897
Year ended December 31, 2006	2,897	2,660	(2,129)	3,428

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions)

	2006

	First	Second		Third		Fourth

Revenues	$6,415	$6,360		$6,213		$6,489
Net income	$379	$295	(a)	$240	(b)	$122	(c)
Cash dividends declared per common share	$0.17	$0.17		$—		$—

	2005

	First	First		First		First

Revenues	$6,182	$6,070		$6,025		$6,178
Net income	$414	$405	(d)	$280	(e)	$325	(f)
Cash dividends declared per common share	$0.15	$0.15		$0.15		$0.15

(a)	Second quarter results include $4 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(b)	Third quarter results include $25 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $6 million of transaction costs related to the recapitalization (See NOTE 2 of the notes to consolidated financial statements).

(c)	Fourth quarter results include $74 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements), $303 million of transaction costs related to the recapitalization (See NOTE 2 of the notes to consolidated financial statements) and $15 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(d)	Second quarter results include $18 million related to the recognition of a previously deferred gain on the sale of medical office buildings (See NOTE 4 of the notes to consolidated financial statements) and $48 million related to a favorable tax settlement (See NOTE 6 of the notes to consolidated financial statements).

(e)	Third quarter results include $22 million related to the repatriation of foreign earnings (See NOTE 6 of the notes to consolidated financial statements).

(f)	Fourth quarter results include $19 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and tax benefit of $2 million from the repatriation of foreign earnings (See NOTE 6 of the notes to consolidated financial statements).