Form 10-Q
period 2007-03-31
HCA INC/TN
filed 2007-05-15
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2007

Voting common stock, $.01 par value	94,182,800 shares

HCA INC.

Form 10-Q
March 31, 2007

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
Unaudited
(Dollars in millions)

	2007	2006

Revenues	$6,677	$6,415

Salaries and benefits	2,647	2,611
Supplies	1,103	1,114
Other operating expenses	1,017	1,026
Provision for doubtful accounts	691	596
Gains on investments	—	(75)
Equity in earnings of affiliates	(57)	(61)
Depreciation and amortization	355	345
Interest expense	557	186
Gains on sales of facilities	(5)	—

	6,308	5,742

Income before minority interests and income taxes	369	673
Minority interests in earnings of consolidated entities	61	55

Income before income taxes	308	618
Provision for income taxes	128	239

Net income	$180	$379

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$409	$634
Accounts receivable, less allowance for doubtful accounts of $3,531 and $3,428	3,859	3,705
Inventories	676	669
Deferred income taxes	452	476
Other	522	594

	5,918	6,078

Property and equipment, at cost	22,163	21,907
Accumulated depreciation	(10,530)	(10,238)

	11,633	11,669

Investments of insurance subsidiary	1,729	1,886
Investments in and advances to affiliates	684	679
Goodwill	2,633	2,601
Deferred loan costs	603	614
Other	443	148

	$23,643	$23,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,258	$1,415
Accrued salaries	647	675
Other accrued expenses	1,399	1,193
Long-term debt due within one year	286	293

	3,590	3,576

Long-term debt	27,617	28,115
Professional liability risks	1,300	1,309
Income taxes and other liabilities	1,128	1,017
Minority interests in equity of consolidated entities	959	907

Equity securities with contingent redemption rights	165	125

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,182,800 shares in 2007 and 92,217,800 shares in 2006	1	1
Capital in excess of par value	65	—
Accumulated other comprehensive income	(9)	16
Retained deficit	(11,173)	(11,391)

	(11,116)	(11,374)

	$23,643	$23,675

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
Unaudited
(Dollars in millions)

	2007	2006

Cash flows from operating activities:
Net income	$180	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	691	596
Depreciation and amortization	355	345
Income taxes	277	(52)
Gains on sales of facilities	(5)	—
Changes in operating assets and liabilities	(1,203)	(961)
Share-based compensation	5	20
Change in minority interests	33	32
Other	19	(12)

Net cash provided by operating activities	352	347

Cash flows from investing activities:
Purchase of property and equipment	(334)	(342)
Acquisition of hospitals and health care entities	(10)	(27)
Disposition of hospitals and health care entities	30	27
Change in investments	165	(45)
Other	6	(4)

Net cash used in investing activities	(143)	(391)

Cash flows from financing activities:
Issuance of long-term debt	2	1,000
Net change in revolving bank credit facility	(450)	485
Repayment of long-term debt	(78)	(630)
Payment of cash dividends	—	(62)
Repurchase of common stock	—	(653)
Issuance of common stock	100	38
Other	(8)	(17)

Net cash (used in) provided by financing activities	(434)	161

Change in cash and cash equivalents	(225)	117
Cash and cash equivalents at beginning of period	634	336

Cash and cash equivalents at end of period	$409	$453

Interest payments	$443	$161
Income tax (refunds) payments, net	$(149)	$275

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation (the “Merger Sub”) pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is no longer registered under the Securities Exchange Act of 1934, as amended, and is no longer traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2007, these affiliates owned and operated 165 hospitals, 99 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $37 million and $42 million for the quarters ended March 31, 2007 and 2006, respectively. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a generally accepted accounting principles (GAAP) framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Pronouncements (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, then all subsequent changes in fair value for that instrument should be reported in results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of SFAS 159 and the amounts recognized after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159.

NOTE 2 — SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. For the quarters ended March 31, 2007 and 2006, respectively, share-based compensation related to stock options (and our employee stock purchase plan in 2006) was $5 million and $8 million.

As of January 1, 2007, we had the following share-based compensation plans:

2006 Stock Incentive Plan

In connection with the Recapitalization, the HCA Inc. 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The 2006 Plan permits the granting of awards covering 10% of our fully diluted equity immediately after consummation of the Recapitalization. A portion of the options under the 2006 Plan will vest solely based upon continued employment over a specific period of time, and a portion of the options will vest based both upon continued employment over a specific period of time and upon the achievement of predetermined operating performance and market condition targets over time. During the quarter ended March 31, 2007, there were 8,779,300 options granted, and we recognized $5 million of compensation costs related to 2006 Plan grants. As of March 31, 2007, no options granted under the 2006 Plan have vested, and there were 1,911,400 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan

Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. During the quarter ended March 31, 2006, we recognized $12 million of compensation expense related to restricted share grants. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. All outstanding stock options became fully vested and (other than certain options held by certain rollover shareholders) were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount (if any) by which $51.00 exceeded the option exercise price. Certain management holders of outstanding HCA stock options

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

2005 Equity Incentive Plan (continued)

were permitted to retain certain of their stock options (the “Rollover Options”) in lieu of receiving the merger consideration (the amount, if any, by which $51.00 exceeded the option exercise price). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all of the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options.

NOTE 3 — INCOME TAXES

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and certain affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of our 2003 and 2004 federal income tax returns. The IRS has not determined the amount of additional income tax, interest and penalties that it may claim upon completion of this examination. The disputed items pending before the Appeals Division of the IRS and proposed by the IRS Examination Division through March 31, 2007 include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 2001 and 2002. Through March 31, 2007, the IRS is seeking an additional $645 million in income taxes, interest and penalties with respect to these issues. This amount is net of a refundable federal deposit of $215 million that we made during 2006. We expect the IRS will complete its examination of our 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

During the first quarter of 2007, we reached a partial settlement with the Appeals Division of the IRS regarding the timing of recognition of certain patient service revenue in 2000 and the amount of insurance expense deducted during 1999 and 2000. The IRS was seeking an additional $50 million of income tax and interest through March 31, 2007 with respect to the settled issues. As a result of the partial settlement, we paid approximately $10 million of additional income tax and interest in April 2007.

During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a United States Tax Court (“Tax Court”) decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. Thirty-one federal taxable periods for HCA, its predecessors and subsidiaries from 1987 through 1996 are affected by the Tax Court decision. These taxable periods are pending before the IRS Examination Division, the Tax Court and the United States Court of Federal Claims. In 2004, HCA made a payment of $109 million for additional federal tax and interest, based on its estimate of amounts due for taxable periods through 1996. As of March 31, 2007, HCA and the IRS had reached agreement with respect to the tax and interest computations for two of the 31 federal taxable periods.

Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INCOME TAXES (continued)

examinations and that final resolution of these disputes will not have a material adverse effect on results of operations or financial position.

HCA, its predecessors and subsidiaries are subject to examination in approximately 36 states for taxable periods ended in 1987 through 2006. Our international operations are subject to examination by United Kingdom taxing authorities for taxable periods from 2004 through 2006 and by Swiss taxing authorities for taxable periods from 2002 through 2006.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires expanded disclosures, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures will be required at each annual reporting period and during any interim period in which a significant change in any uncertain tax position occurs.

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption of $38 million were recorded as a cumulative effect adjustment, decreasing our liability for unrecognized tax benefits and increasing the balance of our retained earnings as of January 1, 2007. FIN 48 permits interest and penalties on any underpayments of income taxes to be classified in income tax expense, interest expense or another appropriate expense classification. Interest expense of $14 million related to taxing authority examinations is included in the provision for income taxes for the quarter ended March 31, 2007.

Our liability for unrecognized tax benefits was $760 million, including accrued interest of $209 million as of January 1, 2007. Of the $760 million, $556 million would affect the effective tax rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the $215 million refundable federal deposit that we made in 2006, which is recorded in noncurrent assets. We recorded an increase in our liability for unrecognized tax benefits, including interest, of $26 million during the quarter ended March 31, 2007.

Depending on the resolution of the IRS disputes, the completion of examinations by federal, state or international taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible that our liability for unrecognized tax benefits may significantly increase or decrease within the next twelve months. However, we are currently unable to estimate the range of any possible change.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at March 31, 2007 and December 31, 2006 follows (dollars in millions):

	March 31, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,630	$21	$(3)	$1,648
Asset-backed securities	63	5	—	68
Corporate and other	7	—	—	7
Money market funds	242	—	—	242

	1,942	26	(3)	1,965

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$1,956	$27	$(4)	1,979

Amount classified as current asset				(250)

Investment carrying value				$1,729

	December 31, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,174	$24	$(3)	$1,195
Asset-backed securities	64	4	—	68
Corporate and other	8	—	—	8
Money market funds	858	—	—	858

	2,104	28	(3)	2,129

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$2,118	$29	$(4)	2,143

Amount classified as current asset				(257)

Investment carrying value				$1,886

At March 31, 2007 and December 31, 2006, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At March 31,

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

2007, $110 million of money market funds were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

NOTE 5 — LONG-TERM DEBT

Senior Secured Credit Facilities

On November 17, 2006, in connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($549 million available at March 31, 2007) (the “ABL credit facility”) and (ii) a new senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “ senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.859 billion available at March 31, 2007, after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A, a $8.800 billion term loan B and a €1.000 billion European term loan ($1.332 billion outstanding at March 31, 2007) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder.

Obligations under the cash flow credit facility are guaranteed by all material, wholly-owned U.S. subsidiaries, except those restricted under our 1993 Indenture. In addition, borrowings under the €1.000 billion European term loan are guaranteed by all material, wholly-owned European subsidiaries.

The ABL credit facility and the $2.000 billion revolving credit facility portion of the cash flow facility expire November 2012. We began making required, quarterly installment payments on each of the term loan facilities during March 2007. The final payment under term loan A is in November 2012. The final payments under term loan B and the European term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy a maximum total leverage ratio covenant under the cash flow credit facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. In the fourth quarter of 2006, we entered into two interest rate swap agreements, in a total notional amount of $8 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the cash flow credit facility. The interest rate swaps expire in November 2011.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONTINGENCIES

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

In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. We cannot predict the results of these lawsuits, or the effect that findings in these lawsuits may have on the Company.

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

In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were informed that the Securities and Exchange Commission (“SEC”) had issued a formal order of investigation. Both the subpoena and the formal order of investigation related to trading in the Company’s securities. We have been advised by the staff of the SEC and by the United States Attorney’s Office that the investigations have been terminated with no action.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2007 and 2006 are as follows (dollars in millions):

	Quarter
	2007	2006

Net income	$180	$379
Change in net unrealized gains on available-for-sale securities	(1)	(29)
Currency translation adjustments	—	4
Change in fair value of derivative instruments	(24)	—

Comprehensive income	$155	$354

The components of accumulated other comprehensive income, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2007	2006

Net unrealized gains on available-for-sale securities	$15	$16
Currency translation adjustments	49	49
Defined benefit plans	(67)	(67)
Change in fair value of derivative instruments	(6)	18

Accumulated other comprehensive income	$(9)	$16

NOTE 8 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2007 and 2006, approximately 26% and 28%, respectively, of our patient revenues related to patients participating in the Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 50 consolidating hospitals located in the Eastern United States, the Central Group includes 53 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization and assets are summarized in the following table (dollars in millions):

	First Quarter
	2007	2006

Revenues:
Central Group	$1,545	$1,476
Eastern Group	2,069	1,975
Western Group	2,814	2,573
Corporate and other	249	391

	$6,677	$6,415

Equity in earnings of affiliates:
Central Group	$4	$(2)
Eastern Group	(1)	(1)
Western Group	(60)	(57)
Corporate and other	—	(1)

	$(57)	$(61)

Adjusted segment EBITDA:
Central Group	$281	$269
Eastern Group	376	332
Western Group	604	543
Corporate and other	15	60

	$1,276	$1,204

Depreciation and amortization:
Central Group	$90	$81
Eastern Group	92	91
Western Group	130	119
Corporate and other	43	54

	$355	$345

Adjusted segment EBITDA	$1,276	$1,204
Depreciation and amortization	355	345
Interest expense	557	186
Gains on sales of facilities	(5)	—

Income before minority interests and income taxes	$369	$673

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	As of	As of
	March 31,	December 31,
	2007	2006

Assets:
Central Group	$4,948	$4,930
Eastern Group	4,969	4,803
Western Group	7,857	7,714
Corporate and other	5,869	6,228

	$23,643	$23,675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization and the effect of the Recapitalization on our customer, employee and other relationships, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets and achieve expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local regulations affecting the health care industry, (11) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (12) the outcome of certain class action and derivative litigation with respect to us, (13) the possible enactment of federal or state health care reform, (14) the availability and terms of capital to fund the expansion of our business, (15) the continuing impact of hurricane damage in certain markets and the ability to obtain recoveries under our insurance policies, (16) changes in accounting practices, (17) changes in general economic conditions, (18) future divestitures which may result in charges, (19) changes in business strategy or development plans, (20) delays in receiving payments for services provided, (21) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (22) potential liabilities and other claims that may be asserted against us, and (23) other risk factors described in our annual report on Form 10-K and other filings with the SEC. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

First Quarter 2007 Operations Summary

Net income totaled $180 million for the quarter ended March 31, 2007, compared to $379 million for the quarter ended March 31, 2006. Revenues increased to $6.677 billion in the first quarter of 2007 from $6.415 billion for the first quarter of 2006. For the first quarters of 2007 and 2006, the provision for doubtful accounts was 10.3% and 9.3% of revenues, respectively. The first quarter 2007 results include interest expense of $557 million, compared to $186 million in the first quarter of 2006. The $371 million increase in interest expense is primarily due to the increased debt related to the Recapitalization. No gains on sales of investments were realized during the first quarter of 2007 and the financial results for the first quarter of 2006 include gains on sales of investments of $75 million related to securities held by our wholly-owned insurance subsidiary.

During the first quarter of 2007, same facility admissions decreased 1.3%, compared to the first quarter of 2006. Same facility outpatient surgeries decreased 1.5% during the first quarter of 2007 compared to the first quarter of 2006. Same facility revenue per equivalent admission increased 8.0% in the first quarter of 2007 compared to the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations

Revenue/Volume Trends

Our revenues depend upon inpatient occupancy levels, the ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charge and negotiated payment rates for such services. Gross charges typically do not reflect what our facilities are actually paid. Our facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from gross charges. We do not pursue collection of amounts related to patients who meet our guidelines to qualify for charity care; therefore, they are not reported in revenues. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care that are similar to the discounts provided to many local managed care plans.

Revenues increased 4.1% from $6.415 billion in the first quarter of 2006 to $6.677 billion for the first quarter of 2007. The increase in revenues can be attributed to the net impact of a 8.4% increase in revenue per equivalent admission and a 4.0% decrease in equivalent admissions for the first quarter of 2007 compared to the first quarter of 2006.

Consolidated admissions decreased 4.1% and same facility admissions decreased 1.3% compared to the first quarter of 2006. Consolidated outpatient surgeries decreased 4.1% and same facility outpatient surgeries decreased 1.5% in the first quarter of 2007 compared to the first quarter of 2006.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2007 and 2006 are set forth in the following table.

	Quarter
	2007	2006

Medicare	37%	39%
Managed Medicare	7	6
Medicaid	8	9
Managed Medicaid	6	6
Managed care and other insurers	36	35
Uninsured	6	5

	100%	100%

Same facility uninsured admissions increased by 2,517 admissions, or 12.4%, in the first quarter of 2007 compared to the first quarter of 2006. The quarterly trend of same facility uninsured admissions growth during 2006, compared to 2005, was 13.1% during the first quarter, 10.5% during the second quarter, 10.1% during the third quarter and 8.7% during the fourth quarter.

At March 31, 2007, we had 73 hospitals in the states of Texas and Florida. During the first quarter of 2007, 55% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 62% of our uninsured admissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2007 and 2006 are set forth in the following table.

	Quarter
	2007	2006

Medicare	34%	37%
Managed Medicare	7	6
Medicaid	6	6
Managed Medicaid	3	3
Managed care and other insurers	45	43
Uninsured	5	5

	100%	100%

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Our Medicaid revenues increased by $56 million during the first quarter of 2007 compared to the first quarter of 2006 due to expected increases in supplemental payments pursuant to upper payment limit (UPL) programs related to indigent care in certain markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters ended March 31, 2007 and 2006 (dollars in millions):

	Quarter
	2007		2006
	Amount	Ratio	Amount	Ratio

Revenues	$6,677	100.0	$6,415	100.0

Salaries and benefits	2,647	39.6	2,611	40.7
Supplies	1,103	16.5	1,114	17.4
Other operating expenses	1,017	15.4	1,026	16.0
Provision for doubtful accounts	691	10.3	596	9.3
Gains on investments	—	—	(75)	(1.2)
Equity in earnings of affiliates	(57)	(0.9)	(61)	(1.0)
Depreciation and amortization	355	5.4	345	5.4
Interest expense	557	8.3	186	2.9
Gains on sales of facilities	(5)	(0.1)	—	—

	6,308	94.5	5,742	89.5

Income before minority interests and income taxes	369	5.5	673	10.5
Minority interests in earnings of consolidated entities	61	0.9	55	0.9

Income before income taxes	308	4.6	618	9.6
Provision for income taxes	128	1.9	239	3.7

Net income	$180	2.7	$379	5.9

% changes from prior year:
Revenues	4.1%		3.8%
Income before income taxes	(50.1)		(5.5)
Net income	(52.3)		(8.5)
Admissions(a)	(4.1)		(2.7)
Equivalent admissions(b)	(4.0)		(1.6)
Revenue per equivalent admission	8.4		5.5
Same facility % changes from prior year(c):
Revenues	6.7		5.0
Admissions(a)	(1.3)		(0.7)
Equivalent admissions(b)	(1.3)		(0.1)
Revenue per equivalent admission	8.0		5.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2007 and 2006

Net income totaled $180 million in 2007 compared to $379 million in 2006. Revenues increased 4.1% due to favorable pricing trends evidenced by net revenue per equivalent admission growth of 8.4% and weak volume trends that resulted in a decline in equivalent admissions of 4.0%. The $199 million decline in net income was primarily due to the net impact of the $371 million increase in interest expense and the $111 million reduction in the provision for income taxes.

For the first quarter of 2007, admissions decreased 4.1% and same facility admissions decreased 1.3% compared to the first quarter of 2006. Outpatient surgical volumes decreased 4.1% on a consolidated basis and 1.5% on a same facility basis during the first quarter of 2007, compared to the first quarter of 2006.

Salaries and benefits, as a percentage of revenues, were 39.6% in the first quarter of 2007 and 40.7% in the same quarter of 2006. Salaries and benefits per equivalent admission increased 5.5% in the first quarter of 2007 compared to the first quarter of 2006.

Supplies decreased, as a percentage of revenues, from 17.4% in the first quarter of 2006 to 16.5% in the first quarter of 2007. Supply cost per equivalent admission increased 3.1% in the first quarter of 2007 compared to the first quarter of 2006.

Other operating expenses, as a percentage of revenues, decreased to 15.4% in the first quarter of 2007 compared to 16.0% in the first quarter of 2006. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Insurance expense decreased $29 million, from $100 million in the first quarter of 2006 to $71 million in the first quarter of 2007. We expect the favorable professional liability trends experienced during 2006 and 2005 to continue during 2007 and have considered those trends in our 2007 estimated professional liability expense accruals.

Provision for doubtful accounts, as a percentage of revenues, increased to 10.3% in the first quarter of 2007 compared to 9.3% in the first quarter of 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At March 31, 2007, our allowance for doubtful accounts represented approximately 87% of the $4.054 billion total patient due accounts receivable balance.

Gains on investments of $75 million in the first quarter of 2006 relate to sales of investment securities by our wholly-owned insurance subsidiary. No gains on investments were realized during the first quarter of 2007.

Equity in earnings of affiliates decreased from $61 million in the first quarter of 2006 to $57 million in the first quarter of 2007 due to decreases in profits at joint ventures accounted for under the equity method of accounting.

Depreciation and amortization increased by $10 million from $345 million in the first quarter of 2006 to $355 million in the first quarter of 2007.

Interest expense increased from $186 million in the first quarter of 2006 to $557 million in the first quarter of 2007 due to the increased debt related to the Recapitalization. Our average debt balance was $28.061 billion for the first quarter of 2007 compared to $10.918 billion for the first quarter of 2006. The average interest rate for our long term debt increased from 7.1% at March 31, 2006 to 7.7% at March 31, 2007.

Minority interests in earnings of consolidated entities increased from $55 million for the first quarter of 2006 to $61 million for the first quarter of 2007.

Liquidity and Capital Resources

Cash provided by operating activities totaled $352 million in the first quarter of 2007 compared to $347 million in the first quarter of 2006. We made $275 million in tax payments, net of refunds, in the first quarter of 2006 and received $149 million in net tax refunds in the first quarter of 2007. The 2007 improvement related to tax payments

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

was partially offset by a $282 million increase in interest payments in the first quarter of 2007 compared to the first quarter of 2006. Working capital totaled $2.328 billion at March 31, 2007 and $2.502 billion at December 31, 2006.

Cash used in investing activities was $143 million in the first quarter of 2007 compared to $391 million in the first quarter of 2006. Excluding acquisitions, capital expenditures were $334 million in the first quarter of 2007 and $342 million in the first quarter of 2006. Capital expenditures are expected to approximate $1.8 billion in 2007. At March 31, 2007, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received cash flows from our investments of $165 million in the first quarter of 2007 and expended $45 million to increase investments in the first quarter of 2006. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses and we are not required to maintain investments to fund the liabilities for claims that occurred after December 31, 2006.

Cash used in financing activities totaled $434 million during the first quarter of 2007 compared to cash provided of $161 million during the first quarter of 2006. During the first quarter of 2007, we decreased net borrowings by $526 million and issued approximately 1,965,000 shares of common stock for $100 million. During the first quarter of 2006, we increased net borrowings by $855 million and paid $653 million to repurchase our common stock.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.4 billion available as of March 31, 2007 and $2.6 billion available as of April 30, 2007) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims occurred prior to January 1, 2007), totaled $1.979 billion and $2.143 billion at March 31, 2007 and December 31, 2006, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $44 million and $42 million at March 31, 2007 and December 31, 2006, respectively.

Financing Activities

Due to the Recapitalization, we are highly leveraged and have significant debt service requirements. Our debt totaled $27.903 billion at March 31, 2007, which represents a $16.591 billion increase from the total debt of $11.312 billion at March 31, 2006. Interest expense increased from $186 million in the first quarter of 2006 to $557 million in the first quarter of 2007. We expect our interest expense to increase from $955 million for the year ended December 31, 2006 to approximately $2.3 billion in 2007.

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($549 million available at March 31, 2007) (the “ABL credit facility”) and (ii) a new senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.859 billion available at March 31, 2007 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A, a $8.800 billion term loan B and a €1.000 billion European term loan ($1.332 billion outstanding at March 31, 2007). Obligations under the cash flow credit facility are guaranteed by all material, wholly-owned U.S. subsidiaries, except those restricted under our 1993 Indenture. In addition, borrowings under the €1.000 billion European term loan are guaranteed by all material, wholly-owned European subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

Also in connection with the Recapitalization, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016) and $1.500 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in kind during the first five years) due 2016, which are subject to certain standard covenants. The notes are guaranteed by certain of our subsidiaries.

In 2006, we issued $1.000 billion of 6.5% notes due 2016. Proceeds of $625 million were used to refinance the amounts outstanding under our 2005 term loan and the remaining proceeds were used to pay down amounts advanced under our bank revolving credit facility.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.965 billion and $14 million, respectively, at March 31, 2007. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At March 31, 2007, we had a net unrealized gain of $23 million on the insurance subsidiary’s investment securities.

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

With respect to our interest-bearing liabilities, approximately $6.258 billion of long-term debt at March 31, 2007 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.645 billion at March 31, 2007 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder.

Due primarily to the lowering of our credit ratings in connection with the Recapitalization, the average rate for our long-term debt increased from 7.1% at March 31, 2006 to 7.7% at March 31, 2007. The estimated fair value of our total long-term debt was $27.805 billion at March 31, 2007. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $63 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

Our international operations and the €1.000 billion European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31, 2011 under the €1.000 billion European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period.

Pending IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and certain affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of our 2003 and 2004 federal income tax returns. The IRS has not determined the amount of additional income tax, interest and penalties that it may claim upon completion of this examination. The disputed items pending before the Appeals Division of the IRS and proposed by the IRS Examination Division through March 31, 2007 include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 2001 and 2002. Through March 31, 2007, the IRS is seeking an additional $645 million in income taxes, interest and penalties with respect to these issues. This amount is net of a refundable federal deposit of $215 million that we made during 2006. We expect the IRS will complete its examination of our 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

During the first quarter of 2007, we reached a partial settlement with the Appeals Division of the IRS regarding the timing of recognition of certain patient service revenue in 2000 and the amount of insurance expense deducted during 1999 and 2000. The IRS was seeking an additional $50 million of income tax and interest through March 31, 2007 with respect to the settled issues. As a result of the partial settlement, we paid approximately $10 million of additional income tax and interest in April 2007.

During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a United States Tax Court (“Tax Court”) decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. HCA filed a petition for review by the United States Supreme Court, which was denied in 2004. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. Thirty-one federal taxable periods for HCA, its predecessors and subsidiaries from 1987 through 1996 are affected by the Tax Court decision. These taxable periods are pending before the IRS Examination Division, the Tax Court and the United States Court of Federal Claims. In 2004, HCA made a payment of $109 million for additional federal tax and interest, based on its estimate of amounts due for taxable periods through 1996. As of March 31, 2007, HCA and the IRS had reached agreement with respect to the tax and interest computations for two of the 31 federal taxable periods.

Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material adverse effect on results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2007	2006

CONSOLIDATING
Number of hospitals in operation at:
March 31	165	176
June 30		176
September 30		172
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	99	91
June 30		92
September 30		95
December 31		98
Licensed hospital beds at(a):
March 31	39,269	41,539
June 30		41,300
September 30		40,382
December 31		39,354
Weighted average licensed beds(b):
Quarter:
First	39,269	41,255
Second		41,263
Third		40,352
Fourth		39,762
Year		40,653
Average daily census(c):
Quarter:
First	22,461	23,228
Second		21,682
Third		20,993
Fourth		20,883
Year		21,688
Admissions(d):
Quarter:
First	403,800	421,000
Second		402,900
Third		394,700
Fourth		391,500
Year		1,610,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Equivalent admissions(e):
Quarter:
First	601,200	626,000
Second		609,900
Third		594,500
Fourth		586,300
Year		2,416,700
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		4.9
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,295,200	1,332,500
Second		1,325,600
Third		1,289,600
Fourth		1,265,800
Year		5,213,500
Outpatient surgeries(h):
Quarter:
First	204,200	212,900
Second		210,700
Third		196,700
Fourth		200,600
Year		820,900
Inpatient surgeries(i):
Quarter:
First	130,500	135,300
Second		134,000
Third		133,800
Fourth		130,000
Year		533,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Days in accounts receivable(j):
Quarter:
First	52	49
Second		49
Third		53
Fourth		53
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$23,161	$21,530
Second		20,908
Third		20,493
Fourth		21,982
Year		84,913
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	36%
Second		37%
Third		36%
Fourth		36%
Year		36%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	7
June 30		7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	9	7
June 30		9
September 30		9
December 31		9
Licensed hospital beds at:
March 31	2,356	2,249
June 30		2,249
September 30		2,246
December 31		2,246

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2007:
Medicare and Medicaid	13%	1%	2%
Managed care and other discounted	21	4	4
Uninsured	19	11	25

Total	53%	16%	31%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption “Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Governmental Investigations

In September 2005, we received a subpoena from the Office of the United States Attorney for the Southern District of New York seeking the production of documents. Also in September 2005, we were informed that the SEC had issued a formal order of investigation. Both the subpoena and the formal order of investigation related to trading in our securities. We have been advised by the staff of the SEC and by the United States Attorney’s Office that the investigations have been terminated with no action.

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

Shareholder Derivative Lawsuits in Federal Court

In November 2005, two then current shareholders each filed a derivative lawsuit, purportedly on behalf of HCA, in the United States District Court for the Middle District of Tennessee against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. Each lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with our July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005 and seeks monetary damages.

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

Shareholder Derivative Lawsuit in State Court

On January 18, 2006, a then current shareholder filed a derivative lawsuit, purportedly on behalf of HCA, in the Circuit Court for the State of Tennessee (Nashville District), against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. This lawsuit is substantially identical in all material respects to the consolidated federal litigation described above under “Shareholder Derivative Lawsuits in Federal Court.” The Court stayed this action on April 3, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On November 8, 2006, we reached an agreement in principle for the settlement of this action. The proposed settlement is subject to definitive documentation and court approval.

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

Under the terms of the memorandum, we, the other named parties and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. We and the other defendants deny all of the allegations in the lawsuit. Pursuant to the terms of the memorandum, Hercules Holding agreed to waive that portion in excess of $220 million of any termination fee that it had a right to receive under the Merger Agreement. Also, we and the other parties agreed not to assert that a then current shareholder’s demand for appraisal was untimely under Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) where such shareholder submitted a written demand for appraisal within 30 calendar days of the shareholders meeting held to adopt the Merger Agreement. We and the other parties also agreed not to assert that (i) the surviving corporation in the Merger or then current shareholder who was entitled to appraisal rights may not file a petition in the Court of Chancery of the State of Delaware demanding a determination of the value of the shares held by all such shareholders if such petition was not filed within 120 days of the effective time of the Merger so long as such petition was filed within 150 days of the effective time, (ii) a then current shareholder may not withdraw such shareholder’s demand for appraisal and accept the terms offered by the Merger if such withdrawal was not made within 60 days of the effective time of the Merger so long as such withdrawal was made within 90 days of the effective time of the Merger and (iii) that a then current shareholder may not, upon written request, receive from the surviving corporation a statement setting forth the aggregate number of shares not voted in favor of the Merger with respect to which demands for appraisal have been received and the aggregate number of holders of such shares if such request was not made within 120 days of the effective time of the Merger so long as such request was made within 150 days of the effective time.

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

On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. The court has adopted a procedural schedule for addressing these issues that includes a trial scheduled for September 2007.

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

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 3 to our consolidated financial statements.

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

Effective January 1, 2007, as a result of the Deficit Reduction Act of 2005 (“DRA 2005”), reimbursements for amubulatory surgery center (“ASC”) overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. On August 8, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced proposed regulations that, if adopted, would change payment for procedures performed in an ASC, effective January 1, 2008. Under this proposal, ASC payment groups would increase from the current nine clinically disparate payment groups to the 221 Ambulatory Procedure Classification groups (APCs) used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting would equal 62% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, under the proposed regulations, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure would be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. In addition, under this proposal, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, which would be listed by CMS, would be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. CMS indicates in its discussion of the proposed regulations that it believes that the volumes and service mix of procedures provided in ASCs would change significantly in 2008 under the revised payment system, but that CMS is not able to accurately project those changes. If the proposal is adopted, more Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

On May 3, 2007, CMS issued a proposed rule which would adopt Medicare Severity Diagnostic-Related Groups (“MS-DRGs”), a severity-adjusted diagnostic related group system. This proposed change represents a refinement to the entire DRG system, making its impact on revenue difficult to quantify. Realignments in the DRG system could impact the margins we receive for certain services. Other Medicare payment changes may also affect our revenues. DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), as amended by DRA 2005, provides for DRG increases using the full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and using the market basket minus two percentage points if such data is not submitted. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. On January 18, 2007, CMS published a proposed rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” The proposed rule, if finalized, could significantly impact state Medicaid programs. It is uncertain if the rule will be finalized. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, HCA issued and sold 781,960 shares of common stock for an aggregate purchase price of approximately $40 million to certain of our employees, and HCA issued and sold 1,178,822 shares of common stock for an aggregate purchase price of approximately $60 million to Hercules Holding II, LLC. We also issued and sold 5,512 shares of common stock in connection with the exercise of stock options during the first quarter of 2007 for an aggregate purchase price of $70,278. These sales were effected without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 701 promulgated thereunder, based on the fact that the shares were sold under written compensatory benefit plans or contracts and/or these sales did not involve any public offering. Proceeds from these sales were used to repay borrowings under the cash flow credit facility. In addition, in connection with the Recapitalization, on November 17, 2006, we issued and sold 191,905 shares of common stock for an aggregate purchase price of approximately $9.8 million to members of management. Such persons also exchanged 535,721 unrestricted shares of our common stock and 10,967,500 options outstanding prior to the Merger for 535,721 shares of common stock and 2,285,200 options to purchase shares of common stock (the “Rollover Options”), respectively, in the surviving company (the “Rollover”). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the Rollover Options were adjusted so that the aggregate intrinsic value of each applicable option holder was maintained and the exercise price for substantially all of the options was adjusted to $12.75 per option. As a result, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options. These sales and the Rollover were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act based on the fact that these sales did not involve any public offering.

Item 6:  Exhibits

(a) List of Exhibits:

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

Date: May 15, 2007