Form 10-Q
period 2007-06-30
HCA INC/TN
filed 2007-08-14
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2007

Voting common stock, $.01 par value	94,182,800 shares

HCA INC.

Form 10-Q
June 30, 2007

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2007	2006	2007	2006

Revenues	$6,729	$6,360	$13,406	$12,775

Salaries and benefits	2,654	2,605	5,301	5,216
Supplies	1,096	1,091	2,199	2,205
Other operating expenses	1,101	983	2,118	2,009
Provision for doubtful accounts	753	677	1,444	1,273
Gains on investments	(7)	(25)	(7)	(100)
Equity in earnings of affiliates	(48)	(47)	(105)	(108)
Depreciation and amortization	361	352	716	697
Interest expense	557	196	1,114	382
Gains on sales of facilities	(11)	(5)	(16)	(5)
Impairment of long-lived assets	24	—	24	—

	6,480	5,827	12,788	11,569

Income before minority interests and income taxes	249	533	618	1,206
Minority interests in earnings of consolidated entities	55	46	116	101

Income before income taxes	194	487	502	1,105
Provision for income taxes	78	192	206	431

Net income	$116	$295	$296	$674

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$354	$634
Accounts receivable, less allowance for doubtful accounts of $3,688 and $3,428	3,798	3,705
Inventories	689	669
Deferred income taxes	466	476
Other	639	594

	5,946	6,078

Property and equipment, at cost	22,345	21,907
Accumulated depreciation	(10,801)	(10,238)

	11,544	11,669

Investments of insurance subsidiary	1,693	1,886
Investments in and advances to affiliates	672	679
Goodwill	2,631	2,601
Deferred loan costs	584	614
Other	634	148

	$23,704	$23,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,204	$1,415
Accrued salaries	674	675
Other accrued expenses	1,171	1,193
Long-term debt due within one year	304	293

	3,353	3,576

Long-term debt	27,792	28,115
Professional liability risks	1,276	1,309
Income taxes and other liabilities	1,132	1,017
Minority interests in equity of consolidated entities	891	907

Equity securities with contingent redemption rights	165	125

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,182,800 shares in 2007 and 92,217,800 shares in 2006	1	1
Capital in excess of par value	77	—
Accumulated other comprehensive income	74	16
Retained deficit	(11,057)	(11,391)

	(10,905)	(11,374)

	$23,704	$23,675

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Unaudited
(Dollars in millions)

	2007	2006

Cash flows from operating activities:
Net income	$296	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,444	1,273
Depreciation and amortization	716	697
Income taxes	(21)	(408)
Gains on sales of facilities	(16)	(5)
Impairment of long-lived assets	24	—
Changes in operating assets and liabilities	(2,100)	(1,597)
Share-based compensation	11	44
Change in minority interests	16	61
Other	36	(7)

Net cash provided by operating activities	406	732

Cash flows from investing activities:
Purchase of property and equipment	(675)	(820)
Acquisition of hospitals and health care entities	(10)	(105)
Disposition of hospitals and health care entities	65	291
Change in investments	192	(150)
Other	10	(11)

Net cash used in investing activities	(418)	(795)

Cash flows from financing activities:
Issuance of long-term debt	2	1,400
Net change in revolving bank credit facility	(210)	945
Repayment of long-term debt	(148)	(1,162)
Repurchases of common stock	—	(653)
Issuances of common stock	100	76
Payment of cash dividends	—	(131)
Other	(12)	(12)

Net cash (used in) provided by financing activities	(268)	463

Change in cash and cash equivalents	(280)	400
Cash and cash equivalents at beginning of period	634	336

Cash and cash equivalents at end of period	$354	$736

Interest payments	$1,092	$351
Income tax payments, net of refunds	$227	$810

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is no longer registered under the Securities Exchange Act of 1934, as amended, and is no longer traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2007, these affiliates owned and operated 164 hospitals, 98 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate eight hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states, England and Switzerland. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $43 million and $44 million for the quarters ended June 30, 2007 and 2006, respectively, and $80 million and $86 million for the six months ended June 30, 2007 and 2006, respectively. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a generally accepted accounting principles (“GAAP”) framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. For the quarters ended June 30, 2007 and 2006, respectively, share-based compensation related to stock options (and our employee stock purchase plan in 2006) was $6 million and $10 million and for the six months ended June 30, 2007 and 2006, respectively, we recognized $11 million and $18 million.

As of January 1, 2007, we had the following share-based compensation plans:

2006 Stock Incentive Plan

In connection with the Recapitalization, the HCA Inc. 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The 2006 Plan permits the granting of awards covering 10% of our fully diluted equity immediately after consummation of the Recapitalization. A portion of the options under the 2006 Plan will vest solely based upon continued employment over a specific period of time, and a portion of the options will vest based both upon continued employment over a specific period of time and upon the achievement of predetermined operating performance and market condition targets over time. During the quarter ended June 30, 2007, 145,200 options were granted. As of June 30, 2007, no options granted under the 2006 Plan have vested, and there were 1,875,100 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan

Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. During the quarter and six months ended June 30, 2006, we recognized $13 million and $25 million, respectively, of compensation expense related to restricted share grants. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. All outstanding stock options became fully vested and (other than certain options held by certain rollover shareholders) were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount (if any) by which $51.00 exceeded the option exercise price. Certain management

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

2005 Equity Incentive Plan (continued)

holders of outstanding HCA stock options were permitted to retain certain of their stock options (the “Rollover Options”) in lieu of receiving the merger consideration (the amount, if any, by which $51.00 exceeded the option exercise price). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all of the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 2,279,700 are still outstanding and exercisable at June 30, 2007.

NOTE 3 —	INCOME TAXES

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and certain affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships. The IRS has not determined the final amount of additional income tax, interest and penalties that it may claim upon completion of these examinations. The disputed items pending before the IRS Appeals Division or proposed by the IRS Examination Division through June 30, 2007, include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 2001 and 2002. Through June 30, 2007, the IRS is seeking an additional $655 million in income taxes, interest and penalties with respect to these issues. This amount is net of a refundable deposit of $215 million that we made during 2006. We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

During the first quarter of 2007, we reached a settlement with the IRS Appeals Division regarding the timing of recognition of certain patient service revenue in 2000 and the amount of insurance expense deducted during 1999 and 2000. As a result of the settlement, we paid $10 million of additional income tax and interest in April 2007, which did not affect our results of operations.

During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a United States Tax Court (“Tax Court”) decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. Thirty-one federal taxable periods for HCA, its predecessors and subsidiaries from 1987 through 1996 are affected by the Tax Court decision. These taxable periods are pending before the IRS Examination Division, the Tax Court and the United States Court of Federal Claims. In 2004, we made a payment of $109 million for additional federal tax and interest, based on our estimate of amounts due for taxable periods through 1996. As of June 30, 2007, we and the IRS had reached agreement with respect to the tax and interest computations for two of the 31 federal taxable periods.

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

examinations and that final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position.

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

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption of $38 million were recorded as a cumulative effect adjustment, decreasing our liability for unrecognized tax benefits and increasing the balance of our retained earnings as of January 1, 2007. FIN 48 permits interest and penalties on any underpayments of income taxes to be classified in income tax expense, interest expense or another appropriate expense classification. Interest expense of $8 million and $22 million, respectively, related to taxing authority examinations is included in the provision for income taxes for the quarter and the six months ended June 30, 2007.

Our liability for unrecognized tax benefits was $760 million, including accrued interest of $209 million, as of January 1, 2007. Of the $760 million, $556 million would affect the effective tax rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the $215 million refundable federal deposit that we made in 2006, which is recorded in noncurrent assets. We recorded a decrease in our liability for unrecognized tax benefits, including interest, of $6 million during the quarter ended June 30, 2007 and an increase of $20 million for the six months ended June 30, 2007.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	— INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at June 30, 2007 and December 31, 2006, follows (dollars in millions):

	June 30, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,656	$13	$(9)	$1,660
Money market funds	137	—	—	137
Asset-backed securities	93	—	—	93
Corporate and other	7	—	—	7

	1,893	13	(9)	1,897

Equity securities:
Preferred stocks	42	—	—	42
Common stocks	4	—	—	4

	46	—	—	46

	$1,939	$13	$(9)	1,943

Amount classified as current assets				(250)

Investment carrying value				$1,693

	December 31, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,174	$24	$(3)	$1,195
Money market funds	858	—	—	858
Asset-backed securities	64	4	—	68
Corporate and other	8	—	—	8

	2,104	28	(3)	2,129

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$2,118	$29	$(4)	2,143

Amount classified as current assets				(257)

Investment carrying value				$1,886

At June 30, 2007 and December 31, 2006, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30,

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	— INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

2007, $97 million of money market funds were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

NOTE 5 —	LONG-TERM DEBT

A summary of long-term debt at June 30, 2007 and December 31, 2006, including related interest rates at June 30, 2007 follows (dollars in millions):

	June 30,	December 31,
	2007	2006

Senior secured asset-based revolving credit facility (effective interest rate of 6.8%)	$1,660	$1,830
Senior secured revolving credit facility	—	40
Senior secured term loan facilities (effective interest rate of 7.1%)	12,791	12,870
Other senior secured debt (effective interest rate of 6.8%)	422	445

First lien debt	14,873	15,185

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.3%)	7,523	7,523

Total debt (average life of eight years, rates averaging 7.7%)	28,096	28,408
Less amounts due within one year	304	293

	$27,792	$28,115

Senior Secured Credit Facilities

On November 17, 2006, in connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($245 million available at June 30, 2007) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at June 30, 2007, after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.694 billion outstanding at June 30, 2007), a $8.800 billion term loan B ($8.756 billion outstanding at June 30, 2007) and a €1.000 billion European term loan (€995 million or $1.341 billion outstanding at June 30, 2007) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin with respect to borrowings thereunder.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	LONG-TERM DEBT (continued)

Senior Secured Credit Facilities (continued)

Obligations under the cash flow credit facility are guaranteed by all material, wholly-owned U.S. subsidiaries, except those restricted under our 1993 Indenture. In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

The ABL credit facility and the $2.000 billion revolving credit facility portion of the cash flow credit facility expire November 2012. We began making required, quarterly installment payments on each of the term loan facilities during March 2007. The final payment under term loan A is in November 2012. The final payments under term loan B and the European term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy a maximum total leverage ratio covenant under the cash flow credit facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

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

In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. We have reached an agreement in principle for the settlement of the derivative lawsuits, subject to court approval. We have also reached an agreement with the lead plaintiffs in the federal securities law class actions for the settlement of those actions, subject to approval of the court and the putative class members.

We are aware of eight asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. Certain of these lawsuits, though not all,

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	CONTINGENCIES (continued)

are the subject of an agreement in principle to settle, which is subject to court approval. We believe the settlements, once approved, will have the effect of resolving the remaining suits.

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2007 and 2006 are as follows (in millions):

	Quarter		Six Months
	2007	2006	2007	2006

Net income	$116	$295	$296	$674
Change in fair value of derivative instruments	92	—	68	—
Change in unrealized net gains on available-for-sale securities	(12)	(32)	(13)	(61)
Currency translation adjustments	—	15	—	19
Defined benefit plans	3	—	3	—

Comprehensive income	$199	$278	$354	$632

The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

	June 30,	December 31,
	2007	2006

Change in fair value of derivative instruments	$86	$18
Net unrealized gains on available-for-sale securities	3	16
Currency translation adjustments	49	49
Defined benefit plans	(64)	(67)

Accumulated other comprehensive income	$74	$16

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2007 and 2006, approximately 24% and 26%, respectively, of our patient revenues related to patients participating in the Medicare program. During the six months ended June 30, 2007 and 2006,

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

approximately 25% and 27%, respectively, of our patient revenues related to patients participating in the Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 50 consolidating hospitals located in the Eastern United States, the Central Group includes 52 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate eight consolidating hospitals in England and Switzerland and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2007 and 2006 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2007	2006	2007	2006

Revenues:
Central Group	$1,579	$1,463	$3,124	$2,939
Eastern Group	2,012	1,952	4,081	3,927
Western Group	2,877	2,566	5,691	5,139
Corporate and other	261	379	510	770

	$6,729	$6,360	$13,406	$12,775

Equity in earnings of affiliates:
Central Group	$1	$(1)	$5	$(3)
Eastern Group	—	(1)	(1)	(2)
Western Group	(49)	(45)	(109)	(102)
Corporate and other	—	—	—	(1)

	$(48)	$(47)	$(105)	$(108)

Adjusted segment EBITDA:
Central Group	$278	$242	$559	$511
Eastern Group	307	300	683	632
Western Group	553	465	1,157	1,008
Corporate and other	42	69	57	129

	$1,180	$1,076	$2,456	$2,280

Depreciation and amortization:
Central Group	$95	$82	$185	$163
Eastern Group	93	90	185	181
Western Group	131	126	261	245
Corporate and other	42	54	85	108

	$361	$352	$716	$697

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2007	2006	2007	2006

Adjusted segment EBITDA	$1,180	$1,076	$2,456	$2,280
Depreciation and amortization	361	352	716	697
Interest expense	557	196	1,114	382
Gains on sales of facilities	(11)	(5)	(16)	(5)
Impairment of long-lived assets	24	—	24	—

Income before minority interests and income taxes	$249	$533	$618	$1,206

NOTE 9 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the six months ended June 30, 2007, we paid $10 million for health care entity acquisitions. During the six months ended June 30, 2006, we paid $62 million to acquire three hospitals and $43 million to acquire other health care entities.

During the quarter and six months ended June 30, 2007, we recognized gains of $11 million and $16 million, respectively, related to sales of real estate investments. We recognized a gain of $5 million on the sale of a hospital facility during the six months ended June 30, 2006.

During the quarter ended June 30, 2007, we recorded a charge of $24 million to adjust the value of a building in our Central Group to estimated fair value.

NOTE 10 —	SUBSEQUENT EVENT

On July 20, 2007, we completed the sale of our two Switzerland hospitals for $394 million. These were the only hospitals we owned or operated in Switzerland, and we expect to recognize a pretax gain of approximately $310 million on the sale. Proceeds from the sale were used to reduce the outstanding balance under our European term loan.

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The senior secured credit facilities and senior secured notes described in Note 5 are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated as of December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility).

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

Our summarized condensed consolidating balance sheets at June 30, 2007 and December 31, 2006, condensed consolidating statements of income for the quarters and six months ended June 30, 2007 and 2006 and condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,872	$2,857	$—	$6,729

Salaries and benefits	—	1,594	1,060	—	2,654
Supplies	—	632	464	—	1,096
Other operating expenses	—	572	529	—	1,101
Provision for doubtful accounts	—	477	276	—	753
Gains on investments	—	—	(7)	—	(7)
Equity in earnings of affiliates	(415)	(20)	(28)	415	(48)
Depreciation and amortization	—	199	162	—	361
Interest expense	531	20	6	—	557
Gains on sales of facilities	—	—	(11)	—	(11)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(96)	96	—	—

	116	3,378	2,571	415	6,480

Income (loss) before minority interests and income taxes	(116)	494	286	(415)	249
Minority interests in earnings of consolidated entities	—	6	49	—	55

Income (loss) before income taxes	(116)	488	237	(415)	194
Provision for income taxes	(232)	206	104	—	78

Net income (loss)	$116	$282	$133	$(415)	$116

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,711	$2,649	$—	$6,360

Salaries and benefits	—	1,580	1,025	—	2,605
Supplies	—	626	465	—	1,091
Other operating expenses	—	587	396	—	983
Provision for doubtful accounts	—	409	268	—	677
Gains on investments	—	—	(25)	—	(25)
Equity in earnings of affiliates	(410)	(20)	(27)	410	(47)
Depreciation and amortization	—	190	162	—	352
Interest expense	183	13	—	—	196
Gains on sales of facilities	—	(5)	—	—	(5)
Management fees	—	(98)	98	—	—

	(227)	3,282	2,362	410	5,827

Income (loss) before minority interests and income taxes	227	429	287	(410)	533
Minority interests in earnings of consolidated entities	—	6	40	—	46

Income (loss) before income taxes	227	423	247	(410)	487
Provision for income taxes	(68)	167	93	—	192

Net income (loss)	$295	$256	$154	$(410)	$295

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$7,748	$5,658	$—	$13,406

Salaries and benefits	—	3,195	2,106	—	5,301
Supplies	—	1,275	924	—	2,199
Other operating expenses	—	1,127	991	—	2,118
Provision for doubtful accounts	—	907	537	—	1,444
Gains on investments	—	—	(7)	—	(7)
Equity in earnings of affiliates	(927)	(46)	(59)	927	(105)
Depreciation and amortization	—	394	322	—	716
Interest expense	1,069	34	11	—	1,114
Gains on sales of facilities	—	—	(16)	—	(16)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(201)	201	—	—

	142	6,685	5,034	927	12,788

Income (loss) before minority interests and income taxes	(142)	1,063	624	(927)	618
Minority interests in earnings of consolidated entities	—	12	104	—	116

Income (loss) before income taxes	(142)	1,051	520	(927)	502
Provision for income taxes	(438)	431	213	—	206

Net income (loss)	$296	$620	$307	$(927)	$296

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$7,448	$5,327	$—	$12,775

Salaries and benefits	—	3,172	2,044	—	5,216
Supplies	—	1,269	936	—	2,205
Other operating expenses	—	1,141	868	—	2,009
Provision for doubtful accounts	—	767	506	—	1,273
Gains on investments	—	—	(100)	—	(100)
Equity in earnings of affiliates	(896)	(45)	(63)	896	(108)
Depreciation and amortization	—	378	319	—	697
Interest expense	354	26	2	—	382
Gains on sales of facilities	—	(5)	—	—	(5)
Management fees	—	(201)	201	—	—

	(542)	6,502	4,713	896	11,569

Income (loss) before minority interests and income taxes	542	946	614	(896)	1,206
Minority interests in earnings of consolidated entities	—	12	89	—	101

Income (loss) before income taxes	542	934	525	(896)	1,105
Provision for income taxes	(132)	369	194	—	431

Net income (loss)	$674	$565	$331	$(896)	$674

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$113	$241	$—	$354
Accounts receivable, net	—	2,152	1,646	—	3,798
Inventories	—	419	270	—	689
Deferred income taxes	466	—	—	—	466
Other	—	127	512	—	639

	466	2,811	2,669	—	5,946

Property and equipment, net	—	6,896	4,648	—	11,544
Investments of insurance subsidiary	—	—	1,693	—	1,693
Investments in and advances to affiliates	—	226	446	—	672
Goodwill	—	1,633	998	—	2,631
Deferred loan costs	584	—	—	—	584
Investments in and advances to subsidiaries	15,791	—	—	(15,791)	—
Other	561	19	54	—	634

	$17,402	$11,585	$10,508	$(15,791)	$23,704

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$825	$379	$—	$1,204
Accrued salaries	—	439	235	—	674
Other accrued expenses	258	247	666	—	1,171
Long-term debt due within one year	263	2	39	—	304

	521	1,513	1,319	—	3,353

Long-term debt	26,464	10	1,318	—	27,792
Intercompany balances	456	(5,414)	4,958	—	—
Professional liability risks	—	—	1,276	—	1,276
Income taxes and other liabilities	701	254	177	—	1,132
Minority interests in equity of consolidated entities	—	98	793	—	891

	28,142	(3,539)	9,841	—	34,444
Equity securities with contingent redemption rights	165	—	—	—	165

Stockholders’ (deficit) equity	(10,905)	15,124	667	(15,791)	(10,905)

	$17,402	$11,585	$10,508	$(15,791)	$23,704

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$282	$352	$—	$634
Accounts receivable, net	—	2,145	1,560	—	3,705
Inventories	—	408	261	—	669
Deferred income taxes	476	—	—	—	476
Other	171	134	289	—	594

	647	2,969	2,462	—	6,078

Property and equipment, net	—	7,130	4,539	—	11,669
Investments of insurance subsidiary	—	—	1,886	—	1,886
Investments in and advances to affiliates	—	227	452	—	679
Goodwill	—	1,629	972	—	2,601
Deferred loan costs	614	—	—	—	614
Investments in and advances to subsidiaries	14,945	—	—	(14,945)	—
Other	69	22	57	—	148

	$16,275	$11,977	$10,368	$(14,945)	$23,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$1,052	$363	$—	$1,415
Accrued salaries	—	442	233	—	675
Other accrued expenses	228	345	620	—	1,193
Long-term debt due within one year	254	4	35	—	293

	482	1,843	1,251	—	3,576

Long-term debt	26,651	194	1,270	—	28,115
Intercompany balances	—	(5,289)	5,289	—	—
Professional liability risks	—	—	1,309	—	1,309
Income taxes and other liabilities	391	441	185	—	1,017
Minority interests in equity of consolidated entities	—	129	778	—	907

	27,524	(2,682)	10,082	—	34,924
Equity securities with contingent redemption rights	125	—	—	—	125

Stockholders’ (deficit) equity	(11,374)	14,659	286	(14,945)	(11,374)

	$16,275	$11,977	$10,368	$(14,945)	$23,675

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$296	$620	$307	$(927)	$296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	907	537	—	1,444
Depreciation and amortization	—	394	322	—	716
Income taxes	(21)	—	—	—	(21)
Gains on sales of facilities	—	—	(16)	—	(16)
Impairment of long-lived assets	—	—	24	—	24
Equity in earnings of affiliates	(927)	—	—	927	—
Changes in operating assets and liabilities	1	(1,248)	(853)	—	(2,100)
Share-based compensation	11	—	—	—	11
Change in minority interests	—	(3)	19	—	16
Other	40	—	(4)	—	36

Net cash provided by (used in) operating activities	(600)	670	336	—	406

Cash flows from investing activities:
Purchase of property and equipment	—	(204)	(471)	—	(675)
Acquisition of hospitals and health care entities	—	—	(10)	—	(10)
Disposal of hospitals and health care entities	—	8	57	—	65
Change in investments	—	4	188	—	192
Other	—	—	10	—	10

Net cash used in investing activities	—	(192)	(226)	—	(418)

Cash flows from financing activities:
Issuance of long-term debt	—	—	2	—	2
Net change in revolving bank credit facility	(210)	—	—	—	(210)
Repayment of long-term debt	(130)	(3)	(15)	—	(148)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	849	(644)	(205)	—	—
Other	(9)	—	(3)	—	(12)

Net cash provided by (used in) financing activities	600	(647)	(221)	—	(268)

Change in cash and cash equivalents	—	(169)	(111)	—	(280)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$113	$241	$—	$354

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION — (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$674	$565	$331	$(896)	$674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	767	506	—	1,273
Depreciation and amortization	—	378	319	—	697
Income taxes	(408)	—	—	—	(408)
Gains on sales of facilities	—	(5)	—	—	(5)
Equity in earnings of affiliates	(896)	—	—	896	—
Changes in operating assets and liabilities	24	(1,040)	(581)	—	(1,597)
Share-based compensation	44	—	—	—	44
Change in minority interests	—	16	45	—	61
Other	2	—	(9)	—	(7)

Net cash provided by (used in) operating activities	(560)	681	611	—	732

Cash flows from investing activities:
Purchase of property and equipment	—	(473)	(347)	—	(820)
Acquisition of hospitals and health care entities	—	(28)	(77)	—	(105)
Disposal of hospitals and health care entities	—	24	267	—	291
Change in investments	—	(18)	(132)	—	(150)
Other	—	—	(11)	—	(11)

Net cash used in investing activities	—	(495)	(300)	—	(795)

Cash flows from financing activities:
Issuance of long-term debt	1,400	—	—	—	1,400
Net change in revolving bank credit facility	945	—	—	—	945
Repayment of long-term debt	(1,125)	(5)	(32)	—	(1,162)
Repurchases of common stock	(653)	—	—	—	(653)
Issuances of common stock	76	—	—	—	76
Payment of cash dividends	(131)	—	—	—	(131)
Changes in intercompany balances with affiliates, net	60	91	(151)	—	—
Other	(12)	—	—	—	(12)

Net cash provided by (used in) financing activities	560	86	(183)	—	463

Change in cash and cash equivalents	—	272	128	—	400
Cash and cash equivalents at beginning of period	—	131	205	—	336

Cash and cash equivalents at end of period	$—	$403	$333	$—	$736

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization and the effect of the Recapitalization on our customer, employee and other relationships, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local regulations affecting the health care industry, (11) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (12) the outcome of certain class action and derivative litigation filed with respect to us, (13) the possible enactment of federal or state health care reform, (14) the availability and terms of capital to fund the expansion of our business, (15) the continuing impact of hurricane damage in certain markets and the ability to obtain recoveries under our insurance policies, (16) changes in accounting practices, (17) changes in general economic conditions, (18) future divestitures which may result in charges, (19) changes in business strategy or development plans, (20) delays in receiving payments for services provided, (21) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (22) potential liabilities and other claims that may be asserted against us, and (23) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Second Quarter 2007 Operations Summary

Net income totaled $116 million for the quarter ended June 30, 2007, compared to $295 million for the quarter ended June 30, 2006. Revenues increased to $6.729 billion in the second quarter of 2007 from $6.360 billion. For the second quarters of 2007 and 2006, the provision for doubtful accounts was 11.2% and 10.6% of revenues, respectively. The second quarter 2007 results include interest expense of $557 million, compared to $196 million in the second quarter of 2006. The $361 million increase in interest expense is primarily due to the increased debt related to the Recapitalization.

The financial results for the second quarters of 2007 and 2006 include gains on sales of investments of $7 million and $25 million, respectively, related to securities held by our wholly-owned insurance subsidiary, and gains on sales of facilities of $11 million and $5 million, respectively. Results for the second quarter of 2007 include an asset impairment charge of $24 million.

During the second quarter of 2007, same facility admissions decreased 1.8% and same facility equivalent admissions decreased 1.5% compared to the second quarter of 2006. Same facility outpatient surgeries decreased 1.2% during the second quarter of 2007 compared to the second quarter of 2006. Same facility revenue per equivalent admission increased 10.0% in the second quarter of 2007 compared to the second quarter of 2006.

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

Revenues increased 5.8% from $6.360 billion in the second quarter of 2006 to $6.729 billion for the second quarter of 2007. The increase in revenues can be attributed to the net impact of a 10.8% increase in revenue per equivalent admission and a 4.5% decline in equivalent admissions for the second quarter of 2007 compared to the second quarter of 2006.

In the second quarter of 2007, consolidated admissions decreased 4.9% and same facility admissions decreased 1.8% compared to the second quarter of 2006. Consolidated inpatient surgeries decreased 2.1% and same facility inpatient surgeries decreased 0.7% in the second quarter of 2007 compared to the second quarter of 2006. Consolidated outpatient surgeries decreased 3.1% and same facility outpatient surgeries decreased 1.2% in the second quarter of 2007 compared to the second quarter of 2006.

Same facility uninsured admissions increased by 2,110 admissions, or 9.9%, in the second quarter of 2007 compared to the second quarter of 2006. Same facility uninsured admissions increased by 2,517 admissions, or 12.4%, in the first quarter of 2007 compared to the first quarter of 2006. The trend of quarterly same facility uninsured admissions growth during 2006, compared to 2005, was 13.1% during the first quarter, 10.5% during the second quarter, 10.1% during the third quarter and 8.7% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2007 and 2006 are set forth in the following table.

	Quarter		Six Months
	2007	2006	2007	2006

Medicare	35%	37%	36%	38%
Managed Medicare	7	6	7	6
Medicaid	8	9	8	9
Managed Medicaid	7	6	7	6
Managed care and other insurers	37	36	36	36
Uninsured	6	6	6	5

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2007 and 2006 are set forth in the following table.

	Quarter		Six Months
	2007	2006	2007	2006

Medicare	31%	35%	33%	36%
Managed Medicare	7	7	7	6
Medicaid	9	6	7	6
Managed Medicaid	3	3	3	3
Managed care and other insurers	44	45	44	44
Uninsured	6	4	6	5

	100%	100%	100%	100%

At June 30, 2007, we had 73 hospitals in the states of Texas and Florida. During the second quarter of 2007, 55% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 61% of our uninsured admissions during the second quarter of 2007.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. Our Medicaid revenues increased by $122 million during the second quarter of 2007 and $178 million during the first six months of 2007 compared to the same periods in 2006, due to expected increases in supplemental payments pursuant to UPL programs in certain Texas markets. There are ongoing discussions with the Centers for Medicare and Medicaid Services (“CMS”) about the structure of such programs. The outcome of such discussions might affect the Federal portion of these supplemental payments, which is a significant component of the total supplemental payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and six months ended June 30, 2007 and 2006 (dollars in millions):

	Quarter
	2007		2006
	Amount	Ratio	Amount	Ratio

Revenues	$6,729	100.0	$6,360	100.0

Salaries and benefits	2,654	39.4	2,605	41.0
Supplies	1,096	16.3	1,091	17.2
Other operating expenses	1,101	16.4	983	15.4
Provision for doubtful accounts	753	11.2	677	10.6
Gains on investments	(7)	(0.1)	(25)	(0.4)
Equity in earnings of affiliates	(48)	(0.7)	(47)	(0.7)
Depreciation and amortization	361	5.3	352	5.5
Interest expense	557	8.3	196	3.1
Gains on sales of facilities	(11)	(0.2)	(5)	(0.1)
Impairment of long-lived assets	24	0.4	—	—

	6,480	96.3	5,827	91.6

Income before minority interests and income taxes	249	3.7	533	8.4
Minority interests in earnings of consolidated entities	55	0.8	46	0.8

Income before income taxes	194	2.9	487	7.6
Provision for income taxes	78	1.2	192	3.0

Net income	$116	1.7	$295	4.6

% changes from prior year:
Revenues	5.8%		4.8%
Income before income taxes	(60.2)		(15.7)
Net income	(60.8)		(27.1)
Admissions(a)	(4.9)		(1.1)
Equivalent admissions(b)	(4.5)		(1.6)
Revenue per equivalent admission	10.8		6.5
Same facility % changes from prior year(c):
Revenues	8.4		6.0
Admissions(a)	(1.8)		0.5
Equivalent admissions(b)	(1.5)		0.1
Revenue per equivalent admission	10.0		5.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2007		2006
	Amount	Ratio	Amount	Ratio

Revenues	$13,406	100.0	$12,775	100.0

Salaries and benefits	5,301	39.5	5,216	40.8
Supplies	2,199	16.4	2,205	17.3
Other operating expenses	2,118	15.8	2,009	15.7
Provision for doubtful accounts	1,444	10.8	1,273	10.0
Gains on investments	(7)	—	(100)	(0.8)
Equity in earnings of affiliates	(105)	(0.8)	(108)	(0.8)
Depreciation and amortization	716	5.3	697	5.4
Interest expense	1,114	8.3	382	3.0
Gains on sales of facilities	(16)	(0.1)	(5)	—
Impairment of long-lived assets	24	0.2	—	—

	12,788	95.4	11,569	90.6

Income before minority interests and income taxes	618	4.6	1,206	9.4
Minority interests in earnings of consolidated entities	116	0.9	101	0.8

Income before income taxes	502	3.7	1,105	8.6
Provision for income taxes	206	1.5	431	3.3

Net income	$296	2.2	$674	5.3

% changes from prior year:
Revenues	4.9%		4.3%
Income before income taxes	(54.5)		(10.3)
Net income	(56.0)		(17.7)
Admissions(a)	(4.5)		(1.9)
Equivalent admissions(b)	(4.2)		(1.6)
Revenue per equivalent admission	9.6		6.0
Same facility % changes from prior year(c):
Revenues	7.5		5.5
Admissions(a)	(1.6)		(0.1)
Equivalent admissions(b)	(1.4)		0.1
Revenue per equivalent admission	9.1		5.4

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2007 and 2006

Net income totaled $116 million for the second quarter of 2007 compared to $295 million for the second quarter of 2006. Revenues increased 5.8% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 10.8%, and weak volume trends that resulted in a decline in equivalent admissions of 4.5%. The $179 million decline in net income was primarily due to the net impact of the $361 million increase in interest expense and the $114 million reduction in the provision for income taxes.

For the second quarter of 2007, consolidated admissions decreased 4.9% and same facility admissions decreased 1.8% compared to the second quarter of 2006. Inpatient surgical volumes decreased 2.1% on a consolidated basis and decreased 0.7% on a same facility basis during the second quarter of 2007, compared to the second quarter of 2006. Outpatient surgical volumes decreased 3.1% on a consolidated basis and decreased 1.2% on a same facility basis during the second quarter of 2007, compared to the second quarter of 2006.

Salaries and benefits, as a percentage of revenues, were 39.4% in the second quarter of 2007 and 41.0% in the same quarter of 2006. Salaries and benefits per equivalent admission increased 6.6% in the second quarter of 2007 compared to the second quarter of 2006. Labor rate increases averaged 5.6% for the second quarter of 2007 compared to the second quarter of 2006.

Supplies decreased, as a percentage of revenues, from 17.2% in the second quarter of 2006 to 16.3% in the second quarter of 2007. Supply cost per equivalent admission increased 5.1% in the second quarter of 2007 compared to the second quarter of 2006. Same facility supply costs increased 4.7% for medical devices (cardiology and orthopedic) and 2.1% for pharmacy products in the second quarter of 2007 compared to the second quarter of 2006.

Other operating expenses, as a percentage of revenues, increased to 16.4% in the second quarter of 2007 compared to 15.4% in the second quarter of 2006. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We recorded $104 million of indigent care costs related to UPL programs during the second quarter of 2007. Adjusting for the impact of these costs and the related revenues, other operating expenses would have decreased to 15.1% of revenues. Provisions for losses related to professional liability risks were $44 million and $8 million for the second quarters of 2007 and 2006, respectively. We recorded reductions to our estimated professional liability reserves of $85 million and $36 million during the second quarters of 2006 and 2005, respectively, to reflect the recognition by our external actuaries of improving frequency and severity claim trends at our facilities. We expect the favorable professional liability trends experienced during 2006 and 2005 to continue during 2007 and have considered those favorable trends in our 2007 estimated professional liability expense accruals.

Provision for doubtful accounts, as a percentage of revenues, increased to 11.2% in the second quarter of 2007 compared to 10.6% in the second quarter of 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2007, our allowance for doubtful accounts represented approximately 87% of the $4.244 billion total patient due accounts receivable balance.

Gains on investments of $7 million and $25 million in the second quarters of 2007 and 2006, respectively, relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates was $48 million and $47 million in the second quarters of 2007 and 2006, respectively. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization increased by $9 million, from $352 million in the second quarter of 2006 to $361 million in the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2007 and 2006 (continued)

Interest expense increased from $196 million in the second quarter of 2006 to $557 million in the second quarter of 2007 due to the increased debt related to the Recapitalization. Our average debt balance was $27.921 billion for the second quarter of 2007 compared to $11.533 billion for the second quarter of 2006. The average interest rate for our long term debt increased from 7.0% at June 30, 2006 to 7.7% at June 30, 2007.

During the second quarter of 2007, we recognized gains of $11 million related to sales of real estate investments. Gains on sales of facilities were $5 million for the second quarter of 2006 and included the gain on the sale of a hospital in North Carolina.

During the second quarter of 2007, we recorded a charge of $24 million to adjust the value of a building to estimated fair value.

Minority interests in earnings of consolidated entities increased from $46 million for the second quarter of 2006 to $55 million for the second quarter of 2007 due primarily to improved operations in two Texas market partnerships.

Our effective tax rate was 40.3% for the second quarter of 2007 and 39.3% for the second quarter of 2006.

Six Months Ended June 30, 2007 and 2006

Net income totaled $296 million in the six months ended June 30, 2007 compared to $674 million in the six months ended June 30, 2006. Revenues increased 4.9% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 9.6%, and weak volume trends that resulted in a decline in equivalent admissions of 4.2%. The $378 million decline in net income was primarily due to the net impact of the $732 million increase in interest expense and the $225 million reduction in the provision for income taxes.

For the first six months of 2007, admissions decreased 4.5% and same facility admissions decreased 1.6% compared to the first six months of 2006. Inpatient surgical volumes decreased 2.8% on a consolidated basis and decreased 0.7% on a same facility basis during the first six months of 2007, compared to the first six months of 2006. Outpatient surgical volumes decreased 3.6% on a consolidated basis and decreased 1.4% on a same facility basis compared to the first six months of 2006.

Salaries and benefits, as a percentage of revenues, were 39.5% in the first six months of 2007 and 40.8% in the first six months of 2006. Salaries and benefits per equivalent admission increased 6.1% compared to the first six months of 2006. Labor rate increases averaged 5.6% for the first six months of 2007 compared to the first six months of 2006.

Supplies, as a percentage of revenues, were 16.4% in the first six months of 2007 compared to 17.3% in the first six months of 2006. Supply cost per equivalent admission increased 4.1% in the first six months of 2007. Same facility supply costs increased 5.5% for medical devices (cardiology and orthopedic) in the first six months of 2007 compared to the first six months of 2006.

Other operating expenses, as a percentage of revenues, were 15.8% in the first six months of 2007 compared to 15.7% in the first six months of 2006. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We recorded $131 million of indigent care costs related to UPL programs during the first six months of 2007. Adjusting for the impact of these costs and the related revenues, other operating expenses would have decreased to 15.0% of revenues. Provisions for losses related to professional liability risks were $97 million for each of the six months ended June 30, 2007 and 2006. We recorded reductions to our estimated professional liability reserves of $85 million and $36 million during the six months ended June 30, 2006 and 2005, respectively, to reflect the recognition by our external actuaries of improving frequency and severity claim trends at

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2007 and 2006 (continued)

our facilities. We expect the favorable professional liability trends experienced during 2006 and 2005 to continue during 2007 and have considered those favorable trends in our 2007 estimated professional liability expense accruals.

Provision for doubtful accounts, as a percentage of revenues, was 10.8% in the first six months of 2007 compared to 10.0% in the first six months of 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At June 30, 2007, our allowance for doubtful accounts represented approximately 87% of the $4.244 billion total patient due accounts receivable balance.

Gains on investments of $7 million and $100 million in the first six months of 2007 and 2006, respectively, relate to sales of investment securities by our wholly-owned insurance subsidiary. We converted the majority of our equity investments to investments in debt securities during the fourth quarter of 2006 and do not expect to realize gains on investments during 2007 at amounts comparable to those realized during 2006.

Equity in earnings of affiliates decreased from $108 million in the first six months of 2006 to $105 million in the first six months of 2007. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization increased by $19 million, from $697 million in the first six months of 2006 to $716 million in the first six months of 2007.

Interest expense increased from $382 million in the first six months of 2006 to $1.114 billion in the first six months of 2007 due to the increased debt related to the Recapitalization. Our average debt balance was $28.004 billion for first six months of 2007 compared to $11.213 billion for the first six months of 2006. The average interest rate for our long term debt increased from 7.0% at June 30, 2006 to 7.7% at June 30, 2007.

During the first six months of 2007, we recognized gains of $16 million related to sales of real estate investments. Gains on sales of facilities were $5 million for the first six months of 2006 and included the gain on the sale of a hospital in North Carolina.

We recorded a pretax charge of $24 million to adjust the value of a building to estimated fair value during the first six months of 2007.

Minority interests in earnings of consolidated entities increased from $101 million for the first six months of 2006 to $116 million for the first six months of 2007 due primarily to improved operations in two Texas market partnerships.

Our effective tax rate was 41.0% for the first six months of 2007 and 39.0% for the first six months of 2006.

Liquidity and Capital Resources

Cash provided by operating activities totaled $406 million in the first six months of 2007 compared to $732 million in the first six months of 2006. Net income was $378 million lower in the first six months of 2007 compared to the first six months of 2006. In the first six months of 2007 our combined payments for interest and taxes were $1.319 billion, which represented a $158 million increase compared to the first six months of 2006. Working capital totaled $2.593 billion at June 30, 2007 and $2.502 billion at December 31, 2006.

Cash used in investing activities was $418 million in the first six months of 2007 compared to $795 million in the first six months of 2006. Excluding acquisitions, capital expenditures were $675 million in the first six months of 2007 and $820 million in the first six months of 2006. Capital expenditures are expected to approximate $1.7 billion in 2007 and $1.6 billion in 2008. At June 30, 2007, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.9 billion. We expect to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

finance capital expenditures with internally generated and borrowed funds. During the first six months of 2007 and 2006, we received cash proceeds of $65 million and $291 million, respectively, from dispositions of hospitals and health care entities. We received cash flows from our investments of $192 million for the first six months of 2007 and expended $150 million to increase investments for the first six months of 2006. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses and we are not required to maintain investments to fund the liabilities for claims that occurred after December 31, 2006.

Cash used in financing activities totaled $268 million during the first six months of 2007 compared to cash provided by financing activities of $463 million during the first six months of 2006. During the first six months of 2007, we decreased net borrowings by $356 million, issued 1,965,000 shares of common stock and received proceeds of $100 million. During the first six months of 2006, we increased net borrowings by $1.183 billion and repurchased 13.0 million shares of common stock for $653 million.

In addition to cash flows from operations, available sources of capital include amounts available under the senior secured credit facilities ($2.286 billion as of July 31, 2007) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims that occurred prior to January 1, 2007), totaled $1.943 billion at June 30, 2007 and $2.143 billion at December 31, 2006, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $45 million and $42 million at June 30, 2007 and December 31, 2006, respectively.

Financing Activities

Due to the Recapitalization, we are highly leveraged and have significant debt service requirements. Our debt totaled $28.096 billion at June 30, 2007, which represents a $16.432 billion increase from the total debt of $11.664 billion at June 30, 2006. Interest expense increased from $196 million in the second quarter of 2006 to $557 million in the second quarter of 2007. Interest expense for the six months ended June 30, 2007 and 2006 was $1.114 billion and $382 million, respectively. We expect our interest expense to increase from $955 million for the year ended December 31, 2006 to approximately $2.3 billion in 2007.

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($245 million available at June 30, 2007) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at June 30, 2007 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.694 billion outstanding at June 30, 2007), a $8.800 billion term loan B ($8.756 billion outstanding at June 30, 2007) and a €1.000 billion European term loan (€995 million or $1.341 billion outstanding at June 30, 2007). Obligations under the cash flow credit facility are guaranteed by all material, wholly-owned U.S. subsidiaries, except those restricted under our 1993 Indenture. In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

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

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.897 billion and $46 million, respectively, at June 30, 2007. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At June 30, 2007, we had a net unrealized gain of $4 million on the insurance subsidiary’s investment securities.

We are also exposed to market risk related to changes in interest rates and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives are included in other comprehensive income.

With respect to our interest-bearing liabilities, approximately $6.456 billion of long-term debt at June 30, 2007 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.640 billion at June 30, 2007 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin with respect to borrowings thereunder.

Due primarily to the lowering of our credit ratings in connection with the Recapitalization, the average rate for our long-term debt increased from 7.0% at June 30, 2006 to 7.7% at June 30, 2007. The estimated fair value of our total long-term debt was $28.366 billion at June 30, 2007. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $65 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

2011 under the European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period.

Pending IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and certain affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships. The IRS has not determined the final amount of additional income tax, interest and penalties that it may claim upon completion of these examinations. The disputed items pending before the IRS Appeals Division or proposed by the IRS Examination Division through June 30, 2007, include the deductibility of a portion of the 2001 government settlement payment, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002, and the amount of insurance expense deducted in 2001 and 2002. Through June 30, 2007, the IRS is seeking an additional $655 million in income taxes, interest and penalties with respect to these issues. This amount is net of a refundable deposit of $215 million that we made during 2006. We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

During the first quarter of 2007, we reached a settlement with the IRS Appeals Division regarding the timing of recognition of certain patient service revenue in 2000 and the amount of insurance expense deducted during 1999 and 2000. As a result of the settlement, we paid $10 million of additional income tax and interest in April 2007, which did not affect our results of operations.

During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a United States Tax Court (“Tax Court”) decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. Thirty-one federal taxable periods for HCA, its predecessors and subsidiaries from 1987 through 1996 are affected by the Tax Court decision. These taxable periods are pending before the IRS Examination Division, the Tax Court and the United States Court of Federal Claims. In 2004, we made a payment of $109 million for additional federal tax and interest, based on our estimate of amounts due for taxable periods through 1996. As of June 30, 2007, we and the IRS had reached agreement with respect to the tax and interest computations for two of the 31 federal taxable periods.

Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS during previous examinations and that final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2007	2006

CONSOLIDATING
Number of hospitals in operation at:
March 31	165	176
June 30	164	176
September 30		172
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	99	91
June 30	98	92
September 30		95
December 31		98
Licensed hospital beds at(a):
March 31	39,269	41,539
June 30	39,175	41,300
September 30		40,382
December 31		39,354
Weighted average licensed beds(b):
Quarter:
First	39,269	41,255
Second	39,222	41,263
Third		40,352
Fourth		39,762
Year		40,653
Average daily census(c):
Quarter:
First	22,461	23,228
Second	20,874	21,682
Third		20,993
Fourth		20,883
Year		21,688
Admissions(d):
Quarter:
First	403,800	421,000
Second	383,200	402,900
Third		394,700
Fourth		391,500
Year		1,610,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Equivalent admissions(e):
Quarter:
First	601,200	626,000
Second	582,500	609,900
Third		594,500
Fourth		586,300
Year		2,416,700
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	5.0	4.9
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,295,200	1,332,500
Second	1,258,700	1,325,600
Third		1,289,600
Fourth		1,265,800
Year		5,213,500
Outpatient surgeries(h):
Quarter:
First	204,200	212,900
Second	204,200	210,700
Third		196,700
Fourth		200,600
Year		820,900
Inpatient surgeries(i):
Quarter:
First	130,500	135,300
Second	131,200	134,000
Third		133,800
Fourth		130,000
Year		533,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Days in accounts receivable(j):
Quarter:
First	52	49
Second	51	49
Third		53
Fourth		53
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$23,161	$21,530
Second	22,503	20,908
Third		20,493
Fourth		21,982
Year		84,913
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second	37%	37%
Third		36%
Fourth		36%
Year		36%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	7
June 30	8	7
September 30		7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	9	7
June 30	9	9
September 30		9
December 31		9
Licensed hospital beds at:
March 31	2,356	2,249
June 30	2,334	2,249
September 30		2,246
December 31		2,246

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2007:
Medicare and Medicaid	12%	1%	2%
Managed care and other discounted	20	4	4
Uninsured	20	11	26

Total	52%	16%	32%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

General Liability

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse affect our results of operations and financial position in a given period.

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

Co-lead plaintiffs filed a consolidated amended complaint on April 21, 2006. We believe that the allegations contained within these class action lawsuits are without merit.

On June 27, 2006, we and each of the defendants moved to dismiss the consolidated amended complaint, and these motions are still pending. The lead plaintiffs have agreed to settle this litigation for payment by HCA of $20 million, inclusive of costs and attorneys’ fees. The settlement is subject to approval by the court and the putative class members.

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

On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation has indicated that, once final judgment is entered, it will file an appeal.

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

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 3 to our condensed consolidated financial statements.

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

Effective January 1, 2007, as a result of the Deficit Reduction Act of 2005 (“DRA 2005”), reimbursements for ambulatory surgery center (“ASC”) overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. On August 2, 2007, CMS issued final regulations that change payment for procedures performed in an ASC, effective January 1, 2008. Under this rule, ASC payment groups will increase from the current nine clinically disparate payment groups to the 221 Ambulatory Procedure Classification groups (“APCs”) used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting will equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure will be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, will be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. Because the new payment system will have a significant impact on payments for certain procedures, the final rule establishes a four-year transition period for implementing the revised payment rates. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

On August 1, 2007, CMS announced a final rule for federal fiscal year 2008 for the hospital inpatient prospective payment system. This rule adopts a two-year implementation of Medicare Severity Diagnosis-Related Groups (“MS-DRGs”), a severity-adjusted diagnosis-related group system. This change represents a refinement to the existing diagnosis-related group (“DRG”) system, making its impact on revenue difficult to quantify. Realignments in the DRG system could impact the margins we receive for certain services. This rule provides for a 3.3% market basket update for hospitals that submit certain quality patient care indicators and a 1.3% update for hospitals that do not submit this data. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in fiscal 2008 will be reduced by 1.2% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. This so-called “behavioral offset” will increase to 1.8% for both fiscal 2009 and 2010. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those rates if commercial third-party payers opt to embrace MS-DRGs.

Hospital operating margins have been, and may continue to be, under pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payment system payments under the Medicare program.

Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. On May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” A moratorium was placed on this rule delaying its implementation until 2008. However, when the moratorium expires next year, this final rule could significantly impact state Medicaid programs. In its proposed form, this rule was expected to reduce federal Medicaid funding by $12.2 billion over five years. As a result of the moratorium on implementing the final rule, the impact of the final rule has not been quantified. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

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

Date: August 14, 2007