Form 10-Q
period 2007-09-30
HCA INC/TN
filed 2007-11-08
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11239

HCA Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2497104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

One Park Plaza Nashville, Tennessee	37203 (Zip Code	)
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2007

Voting common stock, $.01 par value	94,178,200 shares

HCA INC.

Form 10-Q
September 30, 2007

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2007	2006	2007	2006

Revenues	$6,569	$6,213	$19,975	$18,988

Salaries and benefits	2,701	2,600	8,002	7,816
Supplies	1,085	1,046	3,284	3,251
Other operating expenses	1,076	1,054	3,194	3,063
Provision for doubtful accounts	774	677	2,218	1,950
Losses (gains) on investments	1	(40)	(6)	(140)
Equity in earnings of affiliates	(51)	(43)	(156)	(151)
Depreciation and amortization	356	348	1,072	1,045
Interest expense	560	200	1,674	582
Gains on sales of facilities	(316)	(41)	(332)	(46)
Impairment of long-lived assets	—	—	24	—
Transaction costs	—	9	—	9

	6,186	5,810	18,974	17,379

Income before minority interests and income taxes	383	403	1,001	1,609
Minority interests in earnings of consolidated entities	44	44	160	145

Income before income taxes	339	359	841	1,464
Provision for income taxes	39	119	245	550

Net income	$300	$240	$596	$914

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$347	$634
Accounts receivable, less allowance for doubtful accounts of $3,908 and $3,428	3,857	3,705
Inventories	689	669
Deferred income taxes	487	476
Other	649	594

	6,029	6,078

Property and equipment, at cost	22,449	21,907
Accumulated depreciation	(10,999)	(10,238)

	11,450	11,669

Investments of insurance subsidiary	1,737	1,886
Investments in and advances to affiliates	683	679
Goodwill	2,652	2,601
Deferred loan costs	559	614
Other	667	148

	$23,777	$23,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,290	$1,415
Accrued salaries	731	675
Other accrued expenses	1,389	1,193
Long-term debt due within one year	299	293

	3,709	3,576

Long-term debt	27,246	28,115
Professional liability risks	1,276	1,309
Income taxes and other liabilities	1,189	1,017
Minority interests in equity of consolidated entities	915	907

Equity securities with contingent redemption rights	164	125

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,178,200 shares in 2007 and 92,217,800 shares in 2006	1	1
Capital in excess of par value	86	—
Accumulated other comprehensive (loss) income	(52)	16
Retained deficit	(10,757)	(11,391)

	(10,722)	(11,374)

	$23,777	$23,675

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Unaudited
(Dollars in millions)

	2007	2006

Cash flows from operating activities:
Net income	$596	$914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,218	1,950
Depreciation and amortization	1,072	1,045
Income taxes	(103)	(399)
Gains on sales of facilities	(332)	(46)
Impairment of long-lived assets	24	—
Changes in operating assets and liabilities	(2,598)	(2,250)
Change in minority interests	33	79
Share-based compensation	17	69
Other	58	(9)

Net cash provided by operating activities	985	1,353

Cash flows from investing activities:
Purchase of property and equipment	(997)	(1,330)
Acquisition of hospitals and health care entities	(21)	(103)
Disposition of hospitals and health care entities	484	328
Change in investments	156	(122)
Other	13	1

Net cash used in investing activities	(365)	(1,226)

Cash flows from financing activities:
Issuance of long-term debt	2	1,400
Net change in revolving bank credit facility	(370)	665
Repayment of long-term debt	(623)	(1,222)
Repurchases of common stock	(1)	(653)
Issuances of common stock	100	97
Payment of cash dividends	—	(201)
Other	(15)	(8)

Net cash (used in) provided by financing activities	(907)	78

Change in cash and cash equivalents	(287)	205
Cash and cash equivalents at beginning of period	634	336

Cash and cash equivalents at end of period	$347	$541

Interest payments	$1,522	$554
Income tax payments, net of refunds	$348	$935

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is no longer registered under the Securities Exchange Act of 1934, as amended, and is no longer traded on a national securities exchange. Effective September 26, 2007, we registered certain of our senior secured notes issued in connection with the Recapitalization with the Securities and Exchange Commission, thus subjecting us to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2007, these affiliates owned and operated 162 hospitals, 98 freestanding surgery centers and facilities which provide extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate eight hospitals and nine freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $42 million and $47 million for the quarters ended September 30, 2007 and 2006, respectively, and $122 million and $133 million for the nine months ended September 30, 2007 and 2006, respectively. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Share-based compensation related to stock options (and our employee stock purchase plan in 2006) was $6 million and $11 million for the quarters ended September 30, 2007 and 2006, respectively, and $17 million and $29 million for the nine months ended September 30, 2007 and 2006, respectively.

We have the following share-based compensation plans:

2006 Stock Incentive Plan

In connection with the Recapitalization, the HCA Inc. 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers. The 2006 Plan permits the granting of awards covering 10% of our fully diluted equity immediately after consummation of the Recapitalization. A portion of the options under the 2006 Plan will vest solely based upon continued employment over a specific period of time, and a portion of the options will vest based both upon continued employment over a specific period of time and upon the achievement of predetermined operating performance and market condition targets over time. We granted 147,100 options during the quarter ended September 30, 2007. As of September 30, 2007, no options granted under the 2006 Plan have vested, and there were 1,878,700 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan

Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. During the quarter and nine months ended September 30, 2006, we recognized $15 million and $40 million, respectively, of compensation expense related to restricted share grants. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. All outstanding stock options became fully vested and (other than certain options held by certain rollover shareholders)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SHARE-BASED COMPENSATION (continued)

2005 Equity Incentive Plan (continued)

were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount (if any) by which $51.00 exceeded the option exercise price. Certain management holders of outstanding HCA stock options were permitted to retain certain of their stock options (the “Rollover Options”) in lieu of receiving the merger consideration (the amount, if any, by which $51.00 exceeded the option exercise price). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all of the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 2,264,900 are outstanding and exercisable at September 30, 2007.

NOTE 3 —	INCOME TAXES

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships.

The disputed items pending before the IRS Appeals Division or proposed by the IRS Examination Division through September 30, 2007, include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002. The IRS has not determined the final amount of additional income tax, interest and penalties that it may claim upon completion of the 2003 and 2004 examinations. We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

Thirty-five taxable periods of HCA, its predecessors, and subsidiaries ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division, the United States Tax Court and the United States Court of Federal Claims as of September 30, 2007. In 2004, we made a payment of $109 million for additional federal tax and interest, based on our estimate of amounts due for the 31 taxable periods through 1996. We have reached tentative agreement with the IRS with respect to the tax and interest computations for two of these taxable periods. HCA, its predecessors and subsidiaries are also subject to examination in approximately 36 states for taxable periods ended in 1987 through 2006. Our international operations are subject to examination by United Kingdom taxing authorities for taxable periods from 2004 through 2006 and by Swiss taxing authorities for taxable periods from 2002 through 2006.

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

Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption of $38 million were recorded as a cumulative effect adjustment, decreasing our liability for unrecognized tax benefits and increasing the balance of our retained earnings as of January 1, 2007. FIN 48 permits interest and penalties on any underpayments of income taxes to be classified in income tax expense, interest expense or another appropriate expense classification. A $9 million reduction to interest expense related to taxing authority examinations is included in the provision for income taxes for the quarter ended September 30, 2007, and $13 million of interest expense related to taxing authority examinations is included in the provision for income taxes for the nine months ended September 30, 2007.

Our liability for unrecognized tax benefits was $760 million, including accrued interest of $209 million, as of January 1, 2007 ($803 million and $204 million, respectively, as of September 30, 2007). Of the $760 million, $556 ($489 million as of September 30, 2007) million would affect the effective tax rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or a $215 million refundable deposit that we made in 2006, which is recorded in noncurrent assets. During the quarter and the nine months ended September 30, 2007, we recognized increases of $23 million and $43 million, respectively, in our liability for unrecognized tax benefits, including interest. Based on new information received during the third quarter of 2007 related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes and the related liability by $85 million and increased our deferred tax assets and the related liabilities, including interest, by $108 million.

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

NOTE 4	— INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at September 30, 2007 and December 31, 2006 follows (dollars in millions):

	September 30, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,618	$20	$(3)	$1,635
Money market funds	118	—	—	118
Asset-backed securities	60	1	—	61
Corporate and other	12	—	(1)	11

	1,808	21	(4)	1,825

Equity securities:
Preferred stocks	158	1	(1)	158
Common stocks	4	—	—	4

	162	1	(1)	162

	$1,970	$22	$(5)	1,987

Amount classified as current assets				(250)

Investment carrying value				$1,737

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	— INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,174	$24	$(3)	$1,195
Money market funds	858	—	—	858
Asset-backed securities	64	4	—	68
Corporate and other	8	—	—	8

	2,104	28	(3)	2,129

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$2,118	$29	$(4)	2,143

Amount classified as current assets				(257)

Investment carrying value				$1,886

At September 30, 2007 and December 31, 2006, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2007, $99 million of money market funds were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	LONG-TERM DEBT

A summary of long-term debt at September 30, 2007 and December 31, 2006, including related interest rates at September 30, 2007, follows (dollars in millions):

	September 30,	December 31,
	2007	2006

Senior secured asset-based revolving credit facility (effective interest rate of 6.9%)	$1,500	$1,830
Senior secured revolving credit facility	—	40
Senior secured term loan facilities (effective interest rate of 7.1%)	12,403	12,870
Other senior secured debt (effective interest rate of 6.7%)	419	445

First lien debt	14,322	15,185

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.3%)	7,523	7,523

Total debt (average life of seven years, rates averaging 7.7%)	27,545	28,408
Less amounts due within one year	299	293

	$27,246	$28,115

Senior Secured Credit Facilities

On November 17, 2006, in connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($419 million available at September 30, 2007) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at September 30, 2007, after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.666 billion outstanding at September 30, 2007), a $8.800 billion term loan B ($8.734 billion outstanding at September 30, 2007) and a €1.000 billion European term loan (€703 million or $1.003 billion outstanding at September 30, 2007) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin effective January 1, 2008, with respect to borrowings thereunder.

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated as of December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility). In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

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

Senior Secured Notes

In November 2006, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants.

NOTE 6 —	CONTINGENCIES

Significant Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position in a given period.

In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act and the Company has been served with a shareholder demand letter addressed to our Board of Directors. We have reached an agreement in principle for the settlement of the derivative lawsuits, subject to court approval. We have also settled the federal securities law class actions. We are aware of eight asserted class action lawsuits related to the Merger filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. Certain of these lawsuits, though not all, are the subject of an agreement in principle to settle, which is subject to court approval. We believe the settlements, once approved, will have the effect of resolving the remaining class action suits.

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

General Liability Claims (continued)

opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material, adverse effect on our results of operations or financial position.

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

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2007 and 2006 are as follows (dollars in millions):

	Quarter		Nine Months
	2007	2006	2007	2006

Net income	$300	$240	$596	$914
Change in fair value of derivative instruments	(126)	—	(58)	—
Change in unrealized net gains on available-for-sale securities	8	10	(5)	(51)
Currency translation adjustments	(10)	2	(10)	21
Defined benefit plans	2	—	5	—

Comprehensive income	$174	$252	$528	$884

The components of accumulated other comprehensive (loss) income, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2007	2006

Change in fair value of derivative instruments	$(40)	$18
Net unrealized gains on available-for-sale securities	11	16
Currency translation adjustments	39	49
Defined benefit plans	(62)	(67)

Accumulated other comprehensive (loss) income	$(52)	$16

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2007 and 2006, approximately 24% and 25%, respectively, of our patient revenues related to patients participating in the Medicare program. During the nine months ended September 30, 2007 and 2006, approximately 24% and 26%, respectively, of our patient revenues related to patients participating in the Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 50 consolidating hospitals located in the Eastern United States, the Central Group includes 52 consolidating hospitals

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, transaction costs, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2007 and 2006, with prior year amounts reclassified to conform to the 2007 operational structure, are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2007	2006	2007	2006
Revenues:
Central Group	$1,567	$1,470	$4,691	$4,409
Eastern Group	1,990	1,867	6,071	5,794
Western Group	2,782	2,590	8,473	7,729
Corporate and other	230	286	740	1,056

	$6,569	$6,213	$19,975	$18,988

Equity in earnings of affiliates:
Central Group	$1	$—	$6	$(3)
Eastern Group	(1)	(1)	(2)	(3)
Western Group	(52)	(41)	(161)	(143)
Corporate and other	1	(1)	1	(2)

	$(51)	$(43)	$(156)	$(151)

Adjusted segment EBITDA:
Central Group	$254	$208	$813	$719
Eastern Group	256	243	939	875
Western Group	484	489	1,641	1,497
Corporate and other	(11)	(21)	46	108

	$983	$919	$3,439	$3,199

Depreciation and amortization:
Central Group	$90	$83	$275	$246
Eastern Group	92	92	277	273
Western Group	135	121	396	366
Corporate and other	39	52	124	160

	$356	$348	$1,072	$1,045

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Nine Months
	2007	2006	2007	2006
Adjusted segment EBITDA	$983	$919	$3,439	$3,199
Depreciation and amortization	356	348	1,072	1,045
Interest expense	560	200	1,674	582
Gains on sales of facilities	(316)	(41)	(332)	(46)
Impairment of long-lived assets	—	—	24	—
Transaction costs	—	9	—	9

Income before minority interests and income taxes	$383	$403	$1,001	$1,609

NOTE 9 —	ACQUISITIONS, DIVESTITURES AND IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended September 30, 2007, we paid $21 million for health care entity acquisitions. During the nine months ended September 30, 2006, we paid $62 million to acquire three hospitals and $41 million to acquire other health care entities.

During the quarter and nine months ended September 30, 2007, we received proceeds of $419 million and $484 million, respectively, and recognized gains of $316 million and $332 million, respectively, related to sales of our two Switzerland hospitals and certain real estate investments. We recognized gains of $46 million during the nine months ended September 30, 2006, related primarily to sales of one of our Virginia hospitals and an investment in a hospital joint venture. The results of operations of the sold hospitals were not significant to our consolidated results of operations.

During the nine months ended September 30, 2007, we recorded a charge of $24 million to adjust the value of a building in our Central Group to estimated fair value.

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Our summarized condensed consolidating balance sheets at September 30, 2007 and December 31, 2006, condensed consolidating statements of income for the quarters and nine months ended September 30, 2007 and 2006 and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,826	$2,743	$—	$6,569

Salaries and benefits	—	1,640	1,061	—	2,701
Supplies	—	628	457	—	1,085
Other operating expenses	—	592	484	—	1,076
Provision for doubtful accounts	—	469	305	—	774
Losses on investments	—	—	1	—	1
Equity in earnings of affiliates	(809)	(23)	(28)	809	(51)
Depreciation and amortization	—	195	161	—	356
Interest expense	540	16	4	—	560
Gains on sales of facilities	—	(2)	(314)	—	(316)
Management fees	—	(103)	103	—	—

	(269)	3,412	2,234	809	6,186

Income (loss) before minority interests and income taxes	269	414	509	(809)	383
Minority interests in earnings of consolidated entities	—	5	39	—	44

Income (loss) before income taxes	269	409	470	(809)	339
Provision for income taxes	(31)	(5)	75	—	39

Net income (loss)	$300	$414	$395	$(809)	$300

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,640	$2,573	$—	$6,213

Salaries and benefits	—	1,580	1,020	—	2,600
Supplies	—	601	445	—	1,046
Other operating expenses	—	591	463	—	1,054
Provision for doubtful accounts	—	425	252	—	677
Gains on investments	—	—	(40)	—	(40)
Equity in earnings of affiliates	(355)	(17)	(26)	355	(43)
Depreciation and amortization	—	187	161	—	348
Interest expense	184	21	(5)	—	200
Gains on sales of facilities	—	(7)	(34)	—	(41)
Transaction costs	—	9	—	—	9
Management fees	—	(110)	110	—	—

	(171)	3,280	2,346	355	5,810

Income (loss) before minority interests and income taxes	171	360	227	(355)	403
Minority interests in earnings of consolidated entities	—	5	39	—	44

Income (loss) before income taxes	171	355	188	(355)	359
Provision for income taxes	(69)	116	72	—	119

Net income (loss)	$240	$239	$116	$(355)	$240

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$11,574	$8,401	$—	$19,975

Salaries and benefits	—	4,835	3,167	—	8,002
Supplies	—	1,903	1,381	—	3,284
Other operating expenses	—	1,719	1,475	—	3,194
Provision for doubtful accounts	—	1,376	842	—	2,218
Gains on investments	—	—	(6)	—	(6)
Equity in earnings of affiliates	(1,736)	(69)	(87)	1,736	(156)
Depreciation and amortization	—	589	483	—	1,072
Interest expense	1,609	50	15	—	1,674
Gains on sales of facilities	—	(2)	(330)	—	(332)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(304)	304	—	—

	(127)	10,097	7,268	1,736	18,974

Income (loss) before minority interests and income taxes	127	1,477	1,133	(1,736)	1,001
Minority interests in earnings of consolidated entities	—	17	143	—	160

Income (loss) before income taxes	127	1,460	990	(1,736)	841
Provision for income taxes	(469)	426	288	—	245

Net income (loss)	$596	$1,034	$702	$(1,736)	$596

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$11,088	$7,900	$—	$18,988

Salaries and benefits	—	4,752	3,064	—	7,816
Supplies	—	1,870	1,381	—	3,251
Other operating expenses	—	1,732	1,331	—	3,063
Provision for doubtful accounts	—	1,192	758	—	1,950
Gains on investments	—	—	(140)	—	(140)
Equity in earnings of affiliates	(1,251)	(62)	(89)	1,251	(151)
Depreciation and amortization	—	565	480	—	1,045
Interest expense	538	47	(3)	—	582
Gains on sales of facilities	—	(12)	(34)	—	(46)
Transaction costs	—	9	—	—	9
Management fees	—	(311)	311	—	—

	(713)	9,782	7,059	1,251	17,379

Income (loss) before minority interests and income taxes	713	1,306	841	(1,251)	1,609
Minority interests in earnings of consolidated entities	—	17	128	—	145

Income (loss) before income taxes	713	1,289	713	(1,251)	1,464
Provision for income taxes	(201)	485	266	—	550

Net income (loss)	$914	$804	$447	$(1,251)	$914

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$132	$215	$—	$347
Accounts receivable, net	—	2,224	1,633	—	3,857
Inventories	—	419	270	—	689
Deferred income taxes	487	—	—	—	487
Other	—	133	516	—	649

	487	2,908	2,634	—	6,029

Property and equipment, net	—	6,863	4,587	—	11,450
Investments of insurance subsidiary	—	—	1,737	—	1,737
Investments in and advances to affiliates	—	225	458	—	683
Goodwill	—	1,633	1,019	—	2,652
Deferred loan costs	559	—	—	—	559
Investments in and advances to subsidiaries	16,607	—	—	(16,607)	—
Other	595	21	51	—	667

	$18,248	$11,650	$10,486	$(16,607)	$23,777

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$819	$471	$—	$1,290
Accrued salaries	—	478	253	—	731
Other accrued expenses	346	420	623	—	1,389
Long-term debt due within one year	256	—	43	—	299

	602	1,717	1,390	—	3,709

Long-term debt	26,293	94	859	—	27,246
Intercompany balances	1,135	(6,078)	4,943	—	—
Professional liability risks	—	—	1,276	—	1,276
Income taxes and other liabilities	776	261	152	—	1,189
Minority interests in equity of consolidated entities	—	105	810	—	915

	28,806	(3,901)	9,430	—	34,335
Equity securities with contingent redemption rights	164	—	—	—	164

Stockholders’ (deficit) equity	(10,722)	15,551	1,056	(16,607)	(10,722)

	$18,248	$11,650	$10,486	$(16,607)	$23,777

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$282	$352	$—	$634
Accounts receivable, net	—	2,145	1,560	—	3,705
Inventories	—	408	261	—	669
Deferred income taxes	476	—	—	—	476
Other	171	134	289	—	594

	647	2,969	2,462	—	6,078

Property and equipment, net	—	7,130	4,539	—	11,669
Investments of insurance subsidiary	—	—	1,886	—	1,886
Investments in and advances to affiliates	—	227	452	—	679
Goodwill	—	1,629	972	—	2,601
Deferred loan costs	614	—	—	—	614
Investments in and advances to subsidiaries	14,945	—	—	(14,945)	—
Other	69	22	57	—	148

	$16,275	$11,977	$10,368	$(14,945)	$23,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$1,052	$363	$—	$1,415
Accrued salaries	—	442	233	—	675
Other accrued expenses	228	345	620	—	1,193
Long-term debt due within one year	254	4	35	—	293

	482	1,843	1,251	—	3,576

Long-term debt	26,651	194	1,270	—	28,115
Intercompany balances	—	(5,289)	5,289	—	—
Professional liability risks	—	—	1,309	—	1,309
Income taxes and other liabilities	391	441	185	—	1,017
Minority interests in equity of consolidated entities	—	129	778	—	907

	27,524	(2,682)	10,082	—	34,924
Equity securities with contingent redemption rights	125	—	—	—	125

Stockholders’ (deficit) equity	(11,374)	14,659	286	(14,945)	(11,374)

	$16,275	$11,977	$10,368	$(14,945)	$23,675

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$596	$1,034	$702	$(1,736)	$596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,376	842	—	2,218
Depreciation and amortization	—	589	483	—	1,072
Income taxes	(103)	—	—	—	(103)
Gains on sales of facilities	—	(2)	(330)	—	(332)
Impairment of long-lived assets	—	—	24	—	24
Equity in earnings of affiliates	(1,736)	—	—	1,736	—
Changes in operating assets and liabilities	107	(1,588)	(1,117)	—	(2,598)
Change in minority interests	—	4	29	—	33
Share-based compensation	17	—	—	—	17
Other	66	13	(21)	—	58

Net cash provided by (used in) operating activities	(1,053)	1,426	612	—	985

Cash flows from investing activities:
Purchase of property and equipment	—	(363)	(634)	—	(997)
Acquisition of hospitals and health care entities	—	—	(21)	—	(21)
Disposal of hospitals and health care entities	—	13	471	—	484
Change in investments	—	3	153	—	156
Other	—	(3)	16	—	13

Net cash used in investing activities	—	(350)	(15)	—	(365)

Cash flows from financing activities:
Issuance of long-term debt	—	—	2	—	2
Net change in revolving bank credit facility	(370)	—	—	—	(370)
Repayment of long-term debt	(193)	(3)	(427)	—	(623)
Repurchase of common stock	(1)	—	—	—	(1)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	1,526	(1,223)	(303)	—	—
Other	(9)	—	(6)	—	(15)

Net cash provided by (used in) financing activities	1,053	(1,226)	(734)	—	(907)

Change in cash and cash equivalents	—	(150)	(137)	—	(287)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$132	$215	$—	$347

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$914	$804	$447	$(1,251)	$914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,192	758	—	1,950
Depreciation and amortization	—	565	480	—	1,045
Income taxes	(399)	—	—	—	(399)
Gains on sales of facilities	—	(12)	(34)	—	(46)
Equity in earnings of affiliates	(1,251)	—	—	1,251	—
Changes in operating assets and liabilities	12	(1,377)	(885)	—	(2,250)
Change in minority interests	—	14	65	—	79
Share-based compensation	69	—	—	—	69
Other	8	4	(21)	—	(9)

Net cash provided by (used in) operating activities	(647)	1,190	810	—	1,353

Cash flows from investing activities:
Purchase of property and equipment	—	(753)	(577)	—	(1,330)
Acquisition of hospitals and health care entities	—	(28)	(75)	—	(103)
Disposal of hospitals and health care entities	—	104	224	—	328
Change in investments	—	—	(122)	—	(122)
Other	—	—	1	—	1

Net cash used in investing activities	—	(677)	(549)	—	(1,226)

Cash flows from financing activities:
Issuance of long-term debt	1,400	—	—	—	1,400
Net change in revolving bank credit facility	665	—	—	—	665
Repayment of long-term debt	(1,180)	(5)	(37)	—	(1,222)
Repurchases of common stock	(653)	—	—	—	(653)
Issuances of common stock	97	—	—	—	97
Payment of cash dividends	(201)	—	—	—	(201)
Changes in intercompany balances with affiliates, net	527	(563)	36	—	—
Other	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	647	(568)	(1)	—	78

Change in cash and cash equivalents	—	(55)	260	—	205
Cash and cash equivalents at beginning of period	—	131	205	—	336

Cash and cash equivalents at end of period	$—	$76	$465	$—	$541

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, which could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization and the effect of the Recapitalization on our customer, employee and other relationships, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical support personnel, (12) the outcome of certain class action and derivative litigation filed with respect to us, (13) the possible enactment of federal or state health care reform, (14) the availability and terms of capital to fund the expansion of our business, (15) the continuing impact of hurricane damage in certain markets and the ability to obtain recoveries under our insurance policies, (16) changes in accounting practices, (17) changes in general economic conditions, (18) future divestitures which may result in charges, (19) changes in business strategy or development plans, (20) delays in receiving payments for services provided, (21) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (22) potential liabilities and other claims that may be asserted against us, and (23) other risk factors described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Third Quarter 2007 Operations Summary

Net income totaled $300 million for the quarter ended September 30, 2007, compared to $240 million for the quarter ended September 30, 2006. Revenues increased to $6.569 billion in the third quarter of 2007 from $6.213 billion in the third quarter of 2006. For the third quarters of 2007 and 2006, the provision for doubtful accounts was 11.8% and 10.9% of revenues, respectively. The third quarter 2007 results include interest expense of $560 million, compared to $200 million in the third quarter of 2006. The $360 million increase in interest expense is primarily due to the increased debt related to the Recapitalization.

The financial results for the third quarters of 2007 and 2006 include gains on sales of facilities of $316 million and $41 million, respectively. The tax provision for the third quarter of 2007 includes an $85 million benefit based on new information received during the third quarter of 2007 related primarily to tax positions taken in prior taxable periods. For the third quarter of 2006, the financial results include transaction costs related to the Recapitalization of $9 million and gains on sales of investments of $40 million related to securities held by our wholly-owned insurance subsidiary.

During the third quarter of 2007, same facility admissions decreased 1.6% and same facility equivalent admissions decreased 0.5% compared to the third quarter of 2006. Same facility inpatient surgeries decreased 1.1% and same facility outpatient surgeries decreased 0.7% during the third quarter of 2007 compared to the third quarter of 2006. Same facility revenue per equivalent admission increased 7.5% in the third quarter of 2007 compared to the third quarter of 2006.

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

Revenues increased 5.7% from $6.213 billion in the third quarter of 2006 to $6.569 billion for the third quarter of 2007. The increase in revenues can be attributed to the net impact of a 7.7% increase in revenue per equivalent admission and a 1.9% decline in equivalent admissions for the third quarter of 2007 compared to the third quarter of 2006.

In the third quarter of 2007, consolidated admissions decreased 3.3% and same facility admissions decreased 1.6% compared to the third quarter of 2006. Consolidated inpatient surgeries decreased 4.1% and same facility inpatient surgeries decreased 1.1% in the third quarter of 2007 compared to the third quarter of 2006. Consolidated outpatient surgeries decreased 0.2% and same facility outpatient surgeries decreased 0.7% in the third quarter of 2007 compared to the third quarter of 2006.

Same facility uninsured admissions increased by 1,260 admissions, or 5.2%, in the third quarter of 2007 compared to the third quarter of 2006. Same facility uninsured admissions increased, compared to 2006, 9.9% in the second quarter of 2007 and 12.4% in the first quarter of 2007. The trend of quarterly same facility uninsured admissions growth during 2006, compared to 2005, was 13.1% during the first quarter, 10.5% during the second quarter, 10.1% during the third quarter and 8.7% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2007 and 2006 are set forth in the following table.

	Quarter		Nine Months
	2007	2006	2007	2006

Medicare	34%	35%	35%	37%
Managed Medicare	7	7	7	6
Medicaid	9	9	9	9
Managed Medicaid	7	6	7	6
Managed care and other insurers	36	37	36	36
Uninsured	7	6	6	6

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2007 and 2006 are set forth in the following table.

	Quarter		Nine Months
	2007	2006	2007	2006

Medicare	31%	33%	32%	35%
Managed Medicare	7	7	7	6
Medicaid	7	6	7	6
Managed Medicaid	4	3	4	3
Managed care and other insurers	45	45	44	45
Uninsured	6	6	6	5

	100%	100%	100%	100%

At September 30, 2007, we had 73 hospitals in the states of Texas and Florida. During the third quarter of 2007, 55% of our admissions and 50% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 63% of our uninsured admissions during the third quarter of 2007.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. During the past year, we have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to offer some portion of these amounts of newly available ad valorem tax revenues as the state portion of the Medicaid program (which is funded by both state and federal dollars). Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that the state contributions will be matched with federal Medicaid funds. The state then may make Medicaid supplemental payments to hospitals in the state, including those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation.

Our Texas Medicaid revenues increased by $32 million during the third quarter of 2007 and $210 million during the first nine months of 2007 compared to the same periods in 2006, due to increases in Medicaid supplemental payments pursuant to UPL programs in which we, local governments and other unaffiliated providers participate.

Based upon a review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, the Centers for Medicare and Medicaid Services (“CMS”) recently deferred a portion of claimed amounts. The federal deferral is expected to continue until CMS completes its review. The outcome of such review might affect the federal portion of these supplemental payments, which is a significant component of the total supplemental payments. We did not recognize any net benefit related to the Texas Medicaid supplemental payments in our operating results during the third quarter and will continue this revenue recognition policy until we receive further guidance from responsible federal and state agencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and nine months ended September 30, 2007 and 2006 (dollars in millions):

	Quarter
	2007		2006
	Amount	Ratio	Amount	Ratio

Revenues	$6,569	100.0	$6,213	100.0

Salaries and benefits	2,701	41.1	2,600	41.8
Supplies	1,085	16.5	1,046	16.8
Other operating expenses	1,076	16.4	1,054	17.1
Provision for doubtful accounts	774	11.8	677	10.9
Losses (gains) on investments	1	—	(40)	(0.7)
Equity in earnings of affiliates	(51)	(0.8)	(43)	(0.7)
Depreciation and amortization	356	5.5	348	5.6
Interest expense	560	8.5	200	3.2
Gains on sales of facilities	(316)	(4.8)	(41)	(0.7)
Transaction costs	—	—	9	0.2

	6,186	94.2	5,810	93.5

Income before minority interests and income taxes	383	5.8	403	6.5
Minority interests in earnings of consolidated entities	44	0.6	44	0.7

Income before income taxes	339	5.2	359	5.8
Provision for income taxes	39	0.6	119	1.9

Net income	$300	4.6	$240	3.9

% changes from prior year:
Revenues	5.7%		3.1%
Income before income taxes	(5.6)		(11.0)
Net income	24.9		(14.6)
Admissions(a)	(3.3)		(2.6)
Equivalent admissions(b)	(1.9)		(3.4)
Revenue per equivalent admission	7.7		6.8
Same facility % changes from prior year(c):
Revenues	7.0		5.4
Admissions(a)	(1.6)		0.1
Equivalent admissions(b)	(0.5)		(0.9)
Revenue per equivalent admission	7.5		6.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2007		2006
	Amount	Ratio	Amount	Ratio

Revenues	$19,975	100.0	$18,988	100.0

Salaries and benefits	8,002	40.1	7,816	41.2
Supplies	3,284	16.4	3,251	17.1
Other operating expenses	3,194	16.0	3,063	16.1
Provision for doubtful accounts	2,218	11.1	1,950	10.3
Gains on investments	(6)	—	(140)	(0.7)
Equity in earnings of affiliates	(156)	(0.8)	(151)	(0.8)
Depreciation and amortization	1,072	5.4	1,045	5.4
Interest expense	1,674	8.4	582	3.1
Gains on sales of facilities	(332)	(1.7)	(46)	(0.2)
Impairment of long-lived assets	24	0.1	—	—
Transaction costs	—	—	9	—

	18,974	95.0	17,379	91.5

Income before minority interests and income taxes	1,001	5.0	1,609	8.5
Minority interests in earnings of consolidated entities	160	0.8	145	0.8

Income before income taxes	841	4.2	1,464	7.7
Provision for income taxes	245	1.2	550	2.9

Net income	$596	3.0	$914	4.8

% changes from prior year:
Revenues	5.2%		3.9%
Income before income taxes	(42.5)		(10.4)
Net income	(34.8)		(16.9)
Admissions(a)	(4.1)		(2.1)
Equivalent admissions(b)	(3.5)		(2.2)
Revenue per equivalent admission	9.0		6.2
Same facility % changes from prior year(c):
Revenues	7.3		5.5
Admissions(a)	(1.6)		—
Equivalent admissions(b)	(1.0)		(0.2)
Revenue per equivalent admission	8.5		5.6

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2007 and 2006

Net income totaled $300 million for the third quarter of 2007 compared to $240 million for the third quarter of 2006. Revenues increased 5.7% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 7.7%, and weak volume trends that resulted in a decline in equivalent admissions of 1.9%. The $60 million increase in net income was primarily due to the net impact of the $41 million reduction in gains on investments, the $275 million increase in gains on sales of facilities, the $360 million increase in interest expense and the $85 million income tax benefit related to new information received during the third quarter of 2007 related primarily to tax positions taken in prior taxable periods.

For the third quarter of 2007, consolidated admissions decreased 3.3% and same facility admissions decreased 1.6% compared to the third quarter of 2006. Inpatient surgical volumes decreased 4.1% on a consolidated basis and decreased 1.1% on a same facility basis during the third quarter of 2007, compared to the third quarter of 2006. Outpatient surgical volumes decreased 0.2% on a consolidated basis and decreased 0.7% on a same facility basis during the third quarter of 2007, compared to the third quarter of 2006.

Salaries and benefits, as a percentage of revenues, were 41.1% in the third quarter of 2007 and 41.8% in the third quarter of 2006. Salaries and benefits per equivalent admission increased 5.9% in the third quarter of 2007 compared to the third quarter of 2006. Labor rate increases averaged 4.9% for the third quarter of 2007 compared to the third quarter of 2006.

Supplies, as a percentage of revenues, were 16.5% in the third quarter of 2007 and 16.8% in the third quarter of 2006. Supply costs per equivalent admission increased 5.7% in the third quarter of 2007 compared to the third quarter of 2006. Same facility supply costs increased 4.8% for orthopedic devices and 16.3% for blood products in the third quarter of 2007 compared to the third quarter of 2006.

Other operating expenses, as a percentage of revenues, decreased to 16.4% in the third quarter of 2007 compared to 17.1% in the third quarter of 2006. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We recorded $33 million of indigent care costs in certain Texas markets during the third quarter of 2007 for indigent care programs that we did not participate in during the third quarter of 2006. Provisions for losses related to professional liability risks were $44 million and $81 million for the third quarters of 2007 and 2006, respectively. We expect the favorable professional liability trends experienced during 2006 and 2005 to continue during the remainder of 2007 and have considered those favorable trends in our 2007 estimated professional liability expense accruals.

Provision for doubtful accounts, as a percentage of revenues, increased to 11.8% in the third quarter of 2007 compared to 10.9% in the third quarter of 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2007, our allowance for doubtful accounts represented approximately 88% of the $4.466 billion total patient due accounts receivable balance.

Losses on investments of $1 million in the third quarter of 2007 and gains on investments of $40 million in the third quarter of 2006 relate to sales of investment securities by our wholly-owned insurance subsidiary. During the fourth quarter of 2006, we reallocated the investment securities portfolio by converting the majority of our equity securities investments into investments in debt securities, and we expect gains on sales of investments to be lower in the remainder of 2007 and future years than what was realized during 2006.

Equity in earnings of affiliates was $51 million and $43 million in the third quarters of 2007 and 2006, respectively. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2007 and 2006 (continued)

Depreciation and amortization increased by $8 million, from $348 million in the third quarter of 2006 to $356 million in the third quarter of 2007.

Interest expense increased from $200 million in the third quarter of 2006 to $560 million in the third quarter of 2007 due to the increased debt related to the Recapitalization. Our average debt balance was $27.625 billion for the third quarter of 2007 compared to $11.362 billion for the third quarter of 2006. The average interest rate for our long term debt increased from 7.1% at September 30, 2006 to 7.7% at September 30, 2007.

During the third quarter of 2007, we recognized gains on sales of facilities of $316 million, which included a gain of $311 million on the sale of our two Switzerland hospitals. Gains on sales of facilities were $41 million for the third quarter of 2006 and included a gain of $32 million on the sale of a hospital located in Virginia.

Minority interests in earnings of consolidated entities were $44 million for both the third quarters of 2007 and 2006.

Our effective tax rate was 11.7% in the third quarter of 2007 and 33.3% in the third quarter of 2006. Based on new information received during the third quarter of 2007 related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million. Excluding the effect of this adjustment, the effective rate for the third quarter of 2007 would have been 36.9%.

Nine Months Ended September 30, 2007 and 2006

Net income totaled $596 million for the nine months ended September 30, 2007 compared to $914 million for the nine months ended September 30, 2006. Revenues increased 5.2% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 9.0%, and weak volume trends that resulted in a decline in equivalent admissions of 3.5%. The $318 million decline in net income was primarily due to the net impact of the $286 million increase in gains on sales of facilities, the $1.092 billion increase in interest expense and the $305 million reduction in the provision for income taxes.

For the nine months ended September 30, 2007, consolidated admissions decreased 4.1% and same facility admissions decreased 1.6% compared to the nine months ended September 30, 2006. Inpatient surgical volumes decreased 3.3% on a consolidated basis and decreased 0.9% on a same facility basis during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Outpatient surgical volumes decreased 2.5% on a consolidated basis and decreased 1.2% on a same facility basis during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Salaries and benefits, as a percentage of revenues, were 40.1% in the first nine months of 2007 and 41.2% in the first nine months of 2006. Salaries and benefits per equivalent admission increased 6.0% for the first nine months of 2007 compared to the first nine months of 2006. Labor rate increases averaged 5.4% for the first nine months of 2007 compared to the first nine months of 2006.

Supplies, as a percentage of revenues, were 16.4% in the first nine months of 2007 compared to 17.1% in the first nine months of 2006. Supply costs per equivalent admission increased 4.6% for the first nine months of 2007 compared to the first nine months of 2006. Same facility supply costs increased 5.3% for medical devices (cardiology and orthopedic) and 9.8% for blood products in the first nine months of 2007 compared to the first nine months of 2006.

Other operating expenses, as a percentage of revenues, were 16.0% in the first nine months of 2007, compared to 16.1% in the first nine months of 2006. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. We recorded $164 million of indigent care costs in certain Texas markets during

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2007 and 2006 (continued)

the first nine months of 2007 for indigent care programs that we did not participate in during the first nine months of 2006. Provisions for losses related to professional liability risks were $141 million and $178 million for the nine months ended September 30, 2007 and 2006, respectively. We recorded reductions to our estimated professional liability reserves of $85 million and $36 million during the nine months ended September 30, 2006 and 2005, respectively, to reflect the recognition by our external actuaries of improving frequency and severity claim trends at our facilities. We expect the favorable professional liability trends experienced during 2006 and 2005 to continue during the remainder of 2007 and have considered those favorable trends in our 2007 estimated professional liability expense accruals.

Provision for doubtful accounts, as a percentage of revenues, was 11.1% in the first nine months of 2007 compared to 10.3% in the first nine months of 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2007, our allowance for doubtful accounts represented approximately 88% of the $4.466 billion total patient due accounts receivable balance.

Gains on investments of $6 million in the first nine months of 2007 and $140 million in the first nine months of 2006 relate to sales of investment securities by our wholly-owned insurance subsidiary. We converted the majority of our equity investments to investments in debt securities during the fourth quarter of 2006 and do not expect to realize gains on investments during the remainder of 2007 and future years at amounts comparable to those realized during 2006.

Equity in earnings of affiliates was $156 million and $151 million in the first nine months of 2007 and 2006, respectively. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization increased by $27 million, from $1.045 billion in the first nine months of 2006 to $1.072 billion in the first nine months of 2007.

Interest expense increased from $582 million in the first nine months of 2006 to $1.674 billion in the first nine months of 2007 due to the increased debt related to the Recapitalization. Our average debt balance was $27.843 billion for the first nine months of 2007 compared to $11.228 billion for the first nine months of 2006. The average interest rate for our long term debt increased from 7.1% at September 30, 2006 to 7.7% at September 30, 2007.

During the first nine months of 2007, we recognized gains on sales of facilities of $332 million, which included a gain of $311 million on the sale of our two Switzerland hospitals. Gains on sales of facilities were $46 million for the first nine months of 2006, and included a $32 million gain on the sale of a hospital in Virginia.

We recorded an impairment charge of $24 million to adjust the value of a building to estimated fair value during the first nine months of 2007.

Minority interest in earnings of consolidated entities increased from $145 million in the first nine months of 2006 to $160 million for the first nine months of 2007 due primarily to improved operations in two Texas market partnerships.

Our effective tax rate was 29.2% in the first nine months of 2007 and 37.6% in the first nine months of 2006. Based on new information received during the first nine months of 2007 related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million. Excluding the effect of this adjustment, the effective rate for the first nine months of 2007 would have been 39.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $985 million in the first nine months of 2007 compared to $1.353 billion in the first nine months of 2006. Net income was $318 million lower in the first nine months of 2007 compared to the first nine months of 2006. In the first nine months of 2007, our combined payments for interest and taxes were $1.870 billion, which represented a $381 million increase compared to the first nine months of 2006. Working capital totaled $2.320 billion at September 30, 2007 and $2.502 billion at December 31, 2006.

Cash used in investing activities was $365 million in the first nine months of 2007 compared to $1.226 billion in the first nine months of 2006. Excluding acquisitions, capital expenditures were $997 million and $1.330 billion in the first nine months of 2007 and 2006, respectively. Capital expenditures are expected to approximate $1.6 billion in 2007 and $1.7 billion in 2008. At September 30, 2007, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.7 billion. We expect to finance capital expenditures with internally generated and borrowed funds. During the first nine months of 2007 and 2006, we received cash proceeds of $484 million and $328 million, respectively, from dispositions of hospitals and health care entities. We received cash flows from our investments of $156 million for the first nine months of 2007 and expended $122 million to increase investments for the first nine months of 2006. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses and we are not required to maintain investments to fund the liabilities for claims that occurred after December 31, 2006.

Cash used in financing activities totaled $907 million during the first nine months of 2007 compared to $78 million provided by financing activities during the first nine months of 2006. During the first nine months of 2007, we decreased net borrowings by $991 million and received proceeds of $100 million for issuances of 1,972,100 shares of common stock. During the first nine months of 2006, we increased net borrowings by $843 million, repurchased 13.0 million shares of common stock for $653 million and paid $201 million in cash dividends.

In addition to cash flows from operations, available sources of capital include amounts available under the senior secured credit facilities ($2.524 billion available as of October 31, 2007) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims that occurred prior to January 1, 2007), totaled $1.987 billion at September 30, 2007 and $2.143 billion at December 31, 2006, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $43 million and $42 million at September 30, 2007 and December 31, 2006, respectively.

Financing Activities

Due to the Recapitalization, we are highly leveraged and have significant debt service requirements. Our debt totaled $27.545 billion at September 30, 2007, which represents a $16.202 billion increase from the total debt of $11.343 billion at September 30, 2006. Interest expense increased from $200 million in the third quarter of 2006 to $560 million in the third quarter of 2007. Interest expense for the nine months ended September 30, 2007 and 2006 was $1.674 billion and $582 million, respectively.

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($419 million available at September 30, 2007) (the “ABL credit facility”) and (ii) a senior

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Financing Activities (continued)

secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at September 30, 2007 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.666 billion outstanding at September 30, 2007), a $8.800 billion term loan B ($8.734 billion outstanding at September 30, 2007) and a €1.000 billion European term loan (€703 million or $1.003 billion outstanding at September 30, 2007). The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated as of December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility). In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

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

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.825 billion and $162 million, respectively, at September 30, 2007. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At September 30, 2007, we had a net unrealized gain of $17 million on the insurance subsidiary’s investment securities.

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

With respect to our interest-bearing liabilities, approximately $5.909 billion of long-term debt at September 30, 2007 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.636 billion at September 30, 2007 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin effective January 1, 2008, with respect to borrowings thereunder.

Due primarily to the lowering of our credit ratings in connection with the Recapitalization, the average rate for our long-term debt increased from 7.1% at September 30, 2006 to 7.7% at September 30, 2007. The estimated fair value of our total long-term debt was $26.718 billion at September 30, 2007. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $59 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31, 2011 under the European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period.

Pending IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). During 2006, the IRS began an examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships.

The disputed items pending before the IRS Appeals Division or proposed by the IRS Examination Division through September 30, 2007, include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002. Through September 30, 2007, the IRS is seeking an additional $1.4 billion in income taxes, interest and penalties with respect to these issues. This amount is net of a refundable deposit of $215 million that we made during 2006. The IRS has not determined the final amount of additional income tax, interest and penalties that it may claim upon completion of the 2003 and 2004 examinations. We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns and begin an examination of our 2005 and 2006 federal income tax returns within the next twelve months.

During 2003, the United States Court of Appeals for the Sixth Circuit affirmed a United States Tax Court (“Tax Court”) decision received in 1996 related to the IRS examination of Hospital Corporation of America’s 1987 through 1988 federal income tax returns, in which the IRS contested the method that Hospital Corporation of America used to calculate its tax allowance for doubtful accounts. Due to the volume and complexity of calculating the tax allowance for doubtful accounts, the IRS has not determined the amount of additional tax and interest that it may claim for taxable years after 1988. Thirty-one federal taxable periods for HCA, its predecessors and subsidiaries from 1987 through 1996 are affected by the Tax Court decision. These taxable periods are pending before the IRS Examination Division, the Tax Court and the United States Court of Federal Claims. In 2004, we made a payment of $109 million for additional federal tax and interest, based on our estimate of amounts due for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pending IRS Disputes (continued)

taxable periods through 1996. As of September 30, 2007, we had reached tentative agreement with the IRS with respect to the tax and interest computations for two of the 31 federal taxable periods.

Management believes that adequate provisions have been recorded to satisfy final resolution of the disputed issues. Management believes that HCA, its predecessors, subsidiaries and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and that final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2007	2006

CONSOLIDATING
Number of hospitals in operation at:
March 31	165	176
June 30	164	176
September 30	162	172
December 31		166
Number of freestanding outpatient surgical centers in operation at:
March 31	99	91
June 30	98	92
September 30	98	95
December 31		98
Licensed hospital beds at(a):
March 31	39,269	41,539
June 30	39,175	41,300
September 30	38,939	40,382
December 31		39,354
Weighted average licensed beds(b):
Quarter:
First	39,269	41,255
Second	39,222	41,263
Third	38,990	40,352
Fourth		39,762
Year		40,653
Average daily census(c):
Quarter:
First	22,461	23,228
Second	20,874	21,682
Third	20,444	20,993
Fourth		20,883
Year		21,688
Admissions(d):
Quarter:
First	403,800	421,000
Second	383,200	402,900
Third	381,700	394,700
Fourth		391,500
Year		1,610,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Equivalent admissions(e):
Quarter:
First	601,200	626,000
Second	582,500	609,900
Third	583,400	594,500
Fourth		586,300
Year		2,416,700
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	5.0	4.9
Third	4.9	4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,295,200	1,332,500
Second	1,258,700	1,325,600
Third	1,273,900	1,289,600
Fourth		1,265,800
Year		5,213,500
Outpatient surgeries(h):
Quarter:
First	204,200	212,900
Second	204,200	210,700
Third	196,400	196,700
Fourth		200,600
Year		820,900
Inpatient surgeries(i):
Quarter:
First	130,500	135,300
Second	131,200	134,000
Third	128,300	133,800
Fourth		130,000
Year		533,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2007	2006

Days in accounts receivable(j):
Quarter:
First	52	49
Second	51	49
Third	54	53
Fourth		53
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$23,161	$21,530
Second	22,503	20,908
Third	22,381	20,493
Fourth		21,982
Year		84,913
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second	37%	37%
Third	38%	36%
Fourth		36%
Year		36%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	7
June 30	8	7
September 30	8	7
December 31		7
Number of freestanding outpatient surgical centers in operation at:
March 31	9	7
June 30	9	9
September 30	9	9
December 31		9
Licensed hospital beds at:
March 31	2,356	2,249
June 30	2,334	2,249
September 30	2,337	2,246
December 31		2,246

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at September 30, 2007:
Medicare and Medicaid	12%	1%	2%
Managed care and other discounted	19	4	4
Uninsured	20	11	27

Total	51%	16%	33%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

General Liability

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse effect on our results of operations or financial position in a given period.

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

On January 5, 2006, the court consolidated these actions and all later-filed related securities actions under the caption In re HCA Inc. Securities Litigation, case number 3:05-CV-00960. Pursuant to federal statute, on January 25, 2006, the court appointed co-lead plaintiffs to represent the interests of the asserted class members in this litigation. Co-lead plaintiffs filed a consolidated amended complaint on April 21, 2006. We believe that the allegations contained within these class action lawsuits are without merit. These cases have now been settled, with approval by the court on October 12, 2007.

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

On January 23, 2006, the Court consolidated these actions as In re HCA Inc. Derivative Litigation, case number 3:05-CV-0968. The court stayed this action on February 27, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On March 24, 2006, a consolidated derivative complaint was filed pursuant to a prior court order. On November 8, 2006, we reached an agreement in principle for the settlement of this consolidated action. The proposed settlement is subject to definitive documentation and court approval.

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

Under the terms of the memorandum, we, the other named parties and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. We and the other defendants deny all of the allegations in the lawsuit. Pursuant to the terms of the memorandum, Hercules Holding agreed to waive that portion in excess of $220 million of any termination fee that it had a right to receive under the Merger Agreement. Also, we and the other parties agreed not to assert that a then current shareholder’s demand for appraisal was untimely under Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) where such shareholder submitted a written demand for appraisal within 30 calendar days of the shareholders meeting held to adopt the Merger Agreement. We and the other parties also agreed not to assert that (i) the surviving corporation in the Merger or then current shareholder who was entitled to appraisal rights may not file a petition in the Court of Chancery of the State of Delaware demanding a determination of the value of the shares held by all such shareholders if such petition was not filed within 120 days of the effective time of the Merger so long as such petition was filed within 150 days of the effective time, (ii) a then current shareholder may not withdraw such shareholder’s demand for appraisal and accept the terms offered by the Merger if such withdrawal was not made within 60 days of the effective time of the Merger so long as such withdrawal was made within 90 days of the effective time of the Merger and (iii) that a then current shareholder may not, upon written request, receive from the surviving corporation a statement setting forth the aggregate number of shares not voted in favor of the Merger with respect to which demands for appraisal have been received and the aggregate number of holders of such shares if such request was not made within 120 days of the effective time of the Merger so long as such request was made within 150 days of the effective time. We and the other parties’ counsel also agreed to a payment of attorney fees, as awarded by the court, of up to $12.4 million. Court approval of the settlement and attorney’s fees is pending.

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

On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation has filed an appeal from the final judgment.

General Liability and Other Claims

On April 10, 2006, a class action complaint was filed against us in the District Court of Kansas alleging, among other matters, nurse understaffing at all of our hospitals, certain consumer protection act violations, negligence and unjust enrichment. The complaint is seeking, among other relief, declaratory relief and monetary damages, including disgorgement of profits of $12.250 billion. A motion to dismiss this action was granted on July 27, 2006, but the plaintiffs have appealed this dismissal. We believe this lawsuit is without merit and plan to defend it vigorously.

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

Changes In Governmental Interpretations May Negatively Impact Our Ability To Obtain Reimbursement Of Medicare Bad Debts.

The Medicare program will reimburse 70% of bad debts related to deductibles and coinsurance for patients with Medicare coverage, after the provider has made a reasonable effort to collect these amounts. On March 30, 2006, the United States District Court for the Western District of Michigan entered a final order in Battle Creek Health System v. Thompson, which provided that reasonable collection efforts have not been satisfied as long as the Medicare accounts remained with an external collection agency. The case was appealed to the United States Court of Appeals for the Sixth Circuit. A decision adverse to Battle Creek was issued on August 14, 2007. We utilize extensive in-house and external collection efforts for our accounts receivable, including deductible and coinsurance amounts owed by patients with Medicare coverage. We utilize a secondary collection agency after in-house and primary collection agency efforts have been unsuccessful. We have modified our accounts receivable collection processes to provide us with reasonable collection results and comply with CMS’s interpretation of reasonable collection efforts. Possible future changes in judicial and administrative interpretations of laws and regulations governing Medicare could disrupt our collections processes, increase our costs or otherwise adversely affect our business and results of operations.

Changes In Governmental Programs May Reduce Our Revenues.

A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 58% of our admissions from the Medicare and Medicaid programs in 2006. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in the Medicare, Medicaid, and other state programs, including Medicaid supplement payments pursuant to UPL programs, may impact reimbursements to health care providers and insurers. Such changes may also increase our operating costs, which could reduce our profitability.

Effective January 1, 2007, as a result of the federal Deficit Reduction Act of 2005 (“DRA 2005”), reimbursements for ambulatory surgery center (“ASC”) overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient prospective payment system for the same procedure. On August 2, 2007, CMS issued final regulations that change payment for procedures performed in an ASC, effective January 1, 2008. Under this rule, ASC payment groups will increase from the current nine clinically disparate payment groups to the 221 Ambulatory Procedure Classification groups (“APCs”) used under the outpatient prospective payment system for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting will equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure will be limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, will be payable as ASC procedures. This will expand the number of procedures that Medicare will pay for if performed in an ASC. Because the new payment system will have a significant impact on payments for certain procedures, the final rule establishes a four-year transition period for implementing the revised payment rates. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

On August 1, 2007, CMS announced a final rule for federal fiscal year 2008 for the hospital inpatient prospective payment system. This rule adopts a two-year implementation of Medicare Severity Diagnosis-Related Groups (“MS-DRGs”), a severity-adjusted diagnosis-related group system. This change represents a refinement to the existing diagnosis-related group (“DRG”) system, making its impact on revenue difficult to predict. Realignments in the DRG system could impact the margins we receive for certain services. This rule provides for a 3.3% market basket update for hospitals that submit certain quality patient care indicators and a 1.3% update for hospitals that do not submit this data. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in federal fiscal year 2008 will be reduced by 0.6% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. This “documentation and coding adjustment” will increase to 0.9% for federal fiscal year 2009. For federal fiscal year 2010 and subsequent years, in the process of rate setting, CMS will be able to evaluate actual claims data from experience with the MS-DRG system. This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those rates if commercial third-party payers adopt MS-DRGs.

Hospital operating margins have been, and may continue to be, under pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payment system payments under the Medicare program.

Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. On May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” A moratorium was placed on this rule, delaying its implementation until 2008. However, when the moratorium expires next year, this final rule could significantly impact state Medicaid programs. In its proposed form, this rule was expected to reduce federal Medicaid funding by $12.2 billion over five years. As a result of the moratorium on implementing the final rule, the impact of the final rule has not been quantified. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

We May Be Subject To Liabilities From Claims By The IRS.

We are currently contesting certain claimed deficiencies and adjustments proposed by the Internal Revenue Service (the “IRS”) in connection with its examinations of prior year federal income tax returns for HCA and certain affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes.”

Through September 30, 2007, the IRS is seeking an additional $1.4 billion in federal income taxes, interest and penalties with respect to these issues. These amounts are net of a refundable deposit of $215 million that we made in 2006. The IRS has not determined the final amount of additional income tax, interest and penalties that it may claim upon completion of current or future examinations.

We believe that HCA and the affiliated partnerships properly reported taxable income in accordance with applicable laws and agreements established with the IRS and that adequate provisions have been recorded to satisfy final resolution of the disputed issues. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, HCA issued 14,862 shares of common stock in connection with the exercise of stock options for aggregate consideration of $189,491. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 701 promulgated thereunder.

HCA recently completed exchange offers pursuant to a registration statement on Form S-4; as disclosed in the prospectus relating thereto, we did not receive any cash proceeds from the exchange offers.

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

Date: November 8, 2007