Form 10-K
period 2007-12-31
HCA INC/TN
filed 2008-03-28
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
  (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 29, 2008, there were approximately 94,171,700 shares of Registrant’s common stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.	Business

General

HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2007, we operated 169 hospitals, comprised of 163 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. The 169 hospital total includes eight hospitals (seven general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 108 freestanding surgery centers, nine of which are owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. Our facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is not registered under the Securities Exchange Act of 1934, as amended, and is not traded on a national securities exchange. Effective September 26, 2007, we registered certain of our senior secured notes issued in connection with the Recapitalization with the Securities and Exchange Commission (the “SEC”), thus subjecting us to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

Available Information

We file certain reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports and other information we file electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K and quarterly reports on Form 10-Q, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

At December 31, 2007, we owned and operated 156 general, acute care hospitals with 37,915 licensed beds, and an additional seven general, acute care hospitals with 2,237 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2007, we operated five psychiatric hospitals with 490 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

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

In addition to providing capital resources, certain of our affiliates provide a variety of management services to our health care facilities, including patient safety programs; ethics and compliance programs; national supply contracts; equipment purchasing and leasing contracts; accounting, financial and clinical systems; governmental reimbursement assistance; construction planning and coordination; information technology systems and solutions; legal counsel; human resources services; and internal audit services.

Sources of Revenue

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of payer, the type of service (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payment for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our patient revenues from such sources were as follows:

	Year Ended December 31,
	2007	2006	2005

Medicare	24%	26%	27%
Managed Medicare	5	5	(a )
Medicaid	5	5	5
Managed Medicaid	3	3	3
Managed care and other insurers(a)	53	53	57
Uninsured	10	8	8

Total	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

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

Medicare

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG weights represent the average resources for a given DRG relative to the average resources for all DRGs. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments. DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on DRG weights multiplied by a geographically adjusted federal rate.

DRG rates are updated and DRG weights are recalibrated each federal fiscal year (which begins October 1). The index used to update the DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. In federal fiscal year 2007, the DRG rate increase was market basket of 3.4%. For federal fiscal year 2008, the Centers for Medicare and Medicaid Services (“CMS”) set the DRG rate increase at full market basket of 3.3%.

In August 2006, CMS changed the methodology used to recalibrate the DRG weights from charge-based weights to cost relative weights under a three-year transition period beginning in federal fiscal year 2007. The adoption of the cost relative weights is not anticipated to have a material financial impact on us. On August 22, 2007, CMS published a final rule which adopts a two-year implementation of Medicare-Severity Diagnostic-Related Groups (“MS-DRGs”), a severity-adjusted DRG system. This change represents a refinement to the existing DRG system, and its impact on our revenues has not been significant. Additionally, CMS has imposed a documentation and coding adjustment to account for changes in payments under the new MS-DRG system that are not related to changes in case mix. Through legislative refinement, the documentation and coding adjustments for federal fiscal years 2008 and 2009 are reductions to the base payment rate of 0.6% and 0.9%, respectively. However, Congress has given CMS the ability to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS can impose an adjustment to payments for federal fiscal years 2010, 2011 and 2012.

Further realignments in the DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The greater proliferation of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Changes in the payments received for specialty services could have an adverse effect on our revenues.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provided for DRG rate increases for certain federal fiscal years at full market basket, if data for 10 patient care quality indicators were submitted to the Secretary of the Department of Health and Human Services (“HHS”). The Deficit Reduction Act of 2005 (“DRA 2005”) expanded and provided for the future expansion of the number of quality measures that must be reported to receive a full market basket update. On November 1, 2007, CMS announced a final rule that expands to 30 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2008, in order to qualify for the full market basket update to the inpatient prospective payment system in federal fiscal year 2009. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update. All of our hospitals paid under Medicare inpatient DRG PPS are participating in the quality initiative by the Secretary of HHS by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. CMS estimates that outlier payments accounted for 3.96% and 4.65% of total operating DRG payments for federal fiscal years 2005 and 2006, respectively. For federal fiscal year 2007, CMS established an outlier threshold of $24,485, which resulted in outlier payments, estimated by CMS, to be 4.60% of total operating DRG payments. For federal fiscal year 2008, CMS has established an outlier threshold of $22,185. We do not anticipate that the change to the outlier threshold for federal fiscal year 2008 will have a material impact on our revenues.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS has continued to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics, freestanding surgery centers services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2006 and 2007 by market baskets of 3.70% and 3.40%, respectively. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there was an effective 2.25% reduction to the market basket of 3.70%, resulting in a net increase of 1.45%. This reduction was not applied in calendar year 2007 and subsequent years. On November 27, 2007 CMS published a final rule that updated payment rates for calendar year 2008 by the full market basket of 3.30%. In this final rule, CMS outlined the requirements for hospitals to submit quality data relating to outpatient care in order to receive the full market basket increase under the outpatient PPS beginning in calendar year 2009. CMS requires that data on seven quality measures be submitted according to a data submission schedule. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2006 and 2007, CMS updated the PPS rate for rehabilitation hospitals and units by market baskets of 3.6% and 3.3%, respectively. However, CMS also applied reductions to the standard payment amount of 1.9% and 2.6% for federal fiscal years 2006 and 2007, respectively, to account for coding changes that do not reflect real changes in case mix. For federal fiscal year 2008, CMS has updated the PPS rate for IRFs by market basket of 3.2% with no corresponding reduction for coding changes. However, the Medicare, Medicaid and SCHIP Reauthorization Act of 2007, signed into law on December 29, 2007, eliminates the market basket update as of April 1, 2008 and continues the zero update through federal fiscal year 2009. As of December 31, 2007, we had one rehabilitation hospital, which is operated through a joint venture, and 48 hospital rehabilitation units.

On May 7, 2004, CMS published a final rule to change the criteria for being classified as an IRF, commonly known as the “75% rule.” CMS revised the medical conditions for patients served by rehabilitation facilities from 10 medical conditions to 13 conditions. Pursuant to this final rule, a specified percentage of a facility’s inpatients over a given year must be treated for one of these conditions. The final rule provides for a transition period during which the percentage threshold would increase, starting at a 50% compliance threshold and culminating at a 75% threshold, for cost reporting periods beginning on or after July 1, 2007. Since then, several adjustments have been made to the transition period. The passage of the Medicare, Medicaid and SCHIP Reauthorization Act of 2007, set the compliance threshold at 60% for cost reporting periods beginning on or after July 1, 2006. Implementation of the “75% rule” has reduced our IRF admissions and can be expected to continue to significantly restrict the treatment of patients whose medical conditions do not meet any of the 13 approved conditions.

Psychiatric

PPS for inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals (“IPF PPS”) became effective for reporting periods beginning subsequent to December 31, 2004. IPF PPS is a per diem payment, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. IPF PPS was implemented over a three-year transition period with full payment under IPF PPS to begin with cost reporting periods beginning on or after January 1, 2008. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. The rehabilitation, psychiatric and long-term care (RPL) market basket update is used to update the IPF PPS. The annual RPL market basket update for rate year 2008 is 3.2%. As of December 31, 2007, we had five psychiatric hospitals and 32 hospital psychiatric units.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. In federal fiscal years 2007 and 2008, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2008.

CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with MMA, CMS has initiated the implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”). Hospital companies will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or, in the case of chain providers, to use the MAC in the jurisdiction where the hospital company’s home office is located. For chain providers, either all hospitals in the chain must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. HCA has chosen to use the MACs assigned to the localities in which our hospitals are located. CMS awarded one MAC contract in 2006, and during 2007, CMS was expected to award seven MAC contracts. However, during 2007, CMS only awarded four of the seven MAC contracts, bringing the total number of MAC contracts awarded to five.

The remaining seven MAC jurisdictions are expected to be awarded in July and September of 2008. All of these changes could impact claims processing functions and the resulting cash flow; however, we are unable to predict the impact at this time.

The MMA of 2003 established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. Beginning in 2005, CMS contracted with three different RACs to conduct these reviews in California, Florida and New York. The program was expanded in August 2007 to include Massachusetts and South Carolina. Each RAC had discretion over the types of reviews and record requests it would conduct within the states for which it was responsible as long as it followed the CMS-defined Statement of Work. HCA had 45 hospitals subject to the demonstration of which 40 of those hospitals actually had a review performed. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. The final impact of the demonstration program cannot be quantified at this time.

CMS reimburses ambulatory surgery centers (“ASCs”) using a predetermined fee schedule. Effective January 1, 2007, as a result of DRA 2005, reimbursements for ASC overhead costs were limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. On August 2, 2007, CMS issued final regulations that changed payments for procedures performed in an ASC. Effective January 1, 2008, ASC payment groups increased from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. CMS estimates that the rates for procedures performed in an ASC setting equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. This rule expands the number of procedures that Medicare will pay for if performed in an ASC. Because the new payment system has a significant impact on payments for certain procedures, the final rule establishes a four-year transition period for implementing the required payment rates. This change may result in more Medicare procedures that are now performed in hospitals being moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

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

Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. On May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership”. Congress enacted a moratorium on this rule delaying its implementation until 2008. However, when the moratorium expires in May 2008, this final rule could significantly impact state Medicaid programs. In its proposed form, this rule was expected to reduce federal Medicaid funding by $12.2 billion over five years. As a result of the moratorium on implementing the final rule, the impact of the final rule has not been quantified. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

Managed Medicaid

Managed Medicaid programs relate to situations where states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not give up program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.

Annual Cost Reports

All hospitals participating in the Medicare, Medicaid and TRICARE programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenues, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to or from us under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of cost reports.

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by managed care and other insurers were 37%, 36% and 42% of our total admissions for the years ended December 31, 2007, 2006 and 2005, respectively (prior to 2006, managed Medicare admissions, 7% and 6% of 2007 and 2006, respectively, admissions, were classified as managed care). Managed care contracts are typically negotiated for one-year or two-year terms. While we generally received annual average yield increases of six to seven percent from managed care payers during 2007, there can be no assurance that we will continue to receive increases in the future.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003

Number of hospitals at end of period (a)	161	166	175	182	184
Number of freestanding outpatient surgery centers at end of period (b)	99	98	87	84	79
Number of licensed beds at end of period (c)	38,405	39,354	41,265	41,852	42,108
Weighted average licensed beds (d)	39,065	40,653	41,902	41,997	41,568
Admissions (e)	1,552,700	1,610,100	1,647,800	1,659,200	1,635,200
Equivalent admissions (f)	2,352,400	2,416,700	2,476,600	2,454,000	2,405,400
Average length of stay (days) (g)	4.9	4.9	4.9	5.0	5.0
Average daily census (h)	21,049	21,688	22,225	22,493	22,234
Occupancy rate (i)	54%	53%	53%	54%	54%
Emergency room visits (j)	5,116,100	5,213,500	5,415,200	5,219,500	5,160,200
Outpatient surgeries (k)	804,900	820,900	836,600	834,800	814,300
Inpatient surgeries (l)	516,500	533,100	541,400	541,000	528,600

(a)	Excludes eight facilities in 2007 and seven facilities in 2006, 2005, 2004 and 2003 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes nine facilities in 2007 and 2006, seven facilities in 2005, eight facilities in 2004 and four facilities in 2003 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

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

Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. In addition, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

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

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that our health care facilities are properly licensed under applicable state laws. All of our general, acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by The Joint Commission. If any facility were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure also may include notification or approval in the event of the transfer or change of ownership. Failure to obtain the necessary state approval in these circumstances can result in the inability to complete an acquisition or change of ownership.

Certificates of Need

In some states where we operate hospitals and other health care facilities, the construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services. Failure to obtain necessary state approval can result in the inability to expand facilities, complete an acquisition or change ownership.

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

The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements, which, if accompanied by inappropriate intent, constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, and (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor, or that it is identified in a fraud alert or advisory bulletin or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not automatically render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities. Although the Company believes that its arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the Anti-kickback Statute or other applicable laws. An adverse determination could subject the Company to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

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

CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, CMS recently proposed changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. There can be no assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium was extended by regulatory and legislative action and expired on August 8, 2006. At the conclusion of the moratorium, HHS announced that it will require hospitals to disclose certain financial arrangements with physicians. On September 14, 2007, CMS published an information collection request called the Disclosure of Financial Relationships Report (“DFRR”). HHS will initially select 500 hospitals that will be required to report the financial arrangements with physicians as required in the DFRR. Those hospitals are comprised of 290 hospitals that failed to respond to a previous voluntary CMS questionnaire about investments and compensation relationships and 210 additional hospitals. The DFRR and its supporting documentation are currently under review by the Office of Management and Budget and have not yet been released.

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

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal healthcare program. Like the Anti-kickback Statute, these provisions are very broad. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, as well as accurately prepare cost reports.

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute. Further, individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds under the Medicare Integrity Program.

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

HIPAA Administrative Simplification and Privacy Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. HHS has proposed a rule that would establish standards for electronic health care claims attachments. In addition, HIPAA requires that each provider receive, and by May 23, 2008 exclusively use, a National Provider Identifier. We believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

Pursuant to HIPAA, HHS adopted standards to protect the privacy and security of individually identifiable health-related information. The privacy regulations control the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require health care providers to implement and maintain administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. We enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

EMTALA

All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.

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

Corporate Practice of Medicine/Fee Splitting

Some of the states in which we operate have laws prohibiting corporations and other entities from employing physicians, practicing medicine for a profit and making certain direct and indirect payments or fee-splitting arrangements between health care providers designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

Health Care Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. While we are currently not aware of any material investigations of the Company under federal or state health care laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

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

Our CIA is structured to assure the federal government of our overall federal health care program compliance and specifically covers DRG coding, outpatient PPS billing and physician relations. We underwent major training efforts to ensure that our employees learned and applied the policies and procedures implemented under the CIA and our ethics and compliance program. The CIA has had the effect of increasing the amount of information we provide to the federal government regarding our health care practices and our compliance with federal regulations. Under the CIA, we have numerous affirmative obligations, including the requirement that we report potential violations of applicable federal health care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA, HIPAA and other laws, most of which we consider to be nonviolations or technical violations. This obligation could result in greater scrutiny by regulatory authorities. The government could determine that our reporting and/or our resolution of reported issues has been inadequate. Breach of the CIA and/or a finding of violations of applicable health care laws or regulations could subject us to repayment requirements, substantial monetary penalties, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties.

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

Insurance

As typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Subject to a $5 million per occurrence self-insured retention, our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

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

Employees and Medical Staff

At December 31, 2007 we had approximately 186,000 employees, including approximately 50,000 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 21 of our hospitals were represented by various labor unions at December 31, 2007 and 2006. We consider our employee relations to be satisfactory. Our hospitals, as well as others, have experienced some recent union organizational activity. We had elections at two hospitals in California and one in Missouri during 2007. We do not expect such efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. We may also be required to increase the utilization of more expensive temporary or contract personnel.

Our hospitals are staffed by licensed physicians, who generally are not employees of our hospitals. However, some physicians provide services in our hospitals under contracts which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.

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

Since completing the Recapitalization, we are highly leveraged. As of December 31, 2007, our total indebtedness was $27.308 billion. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our unhedged borrowings are at variable rates of interest;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

Under our senior secured credit facilities we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will continue to meet those ratios. A breach of any of these covenants could result in a default under both of our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, our lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure each such indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities and our existing senior secured notes. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our senior secured credit facilities and our outstanding notes.

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In 2005, CMS began making public performance data related to 10 quality measures that hospitals submit in connection with their Medicare reimbursement. On February 8, 2006, the federal DRA 2005 was enacted by Congress to expand and provide for the future expansion of the number of quality measures that must be reported. For federal fiscal year 2008, CMS requires hospitals to report 27 measures of inpatient quality of care to avoid a 2% point reduction in their market basket update. For the federal fiscal year 2009 payment update, CMS will require hospitals to report 30 inpatient quality measures to avoid a 2% point reduction in their market basket update. CMS is requiring that seven measures of outpatient quality of care be reported during federal fiscal year 2008 to receive the full market basket update for outpatient services in federal fiscal year 2009. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures, patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from physician-owned specialty hospitals and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. Also, we anticipate that the number of physician-owned specialty hospitals may increase as HHS has ended a moratorium on the Medicare enrollment of such hospitals. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. At December 31, 2007, our allowance for doubtful accounts represented approximately 89% of the $4.825 billion patient due accounts receivable balance. For the year ended December 31, 2007, the provision for doubtful accounts increased to 11.7% of revenues compared to 10.4% of revenues in 2006.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations.

Changes In Governmental And Judicial Interpretations May Negatively Impact Our Ability To Obtain Reimbursement Of Medicare Bad Debts

The Medicare program will reimburse 70% of bad debts related to deductibles and coinsurance for patients with Medicare coverage, after the provider has made a reasonable effort to collect these amounts. On March 30, 2006, the United States District Court for the Western District of Michigan entered a final order in Battle Creek Health System v. Thompson, which provided that reasonable collection efforts have not been satisfied as long as the Medicare accounts remained with an external collection agency. On appeal, the United States Court of Appeals for the Sixth Circuit upheld the lower court’s decision. We incur substantial amounts of Medicare bad debts every year that could be subjected to the Battle Creek decision. We utilize extensive in-house and external collection efforts for our accounts receivable, including deductible and coinsurance amounts owed by patients with Medicare coverage. We utilize a secondary collection agency after in-house and primary collection agency efforts have been unsuccessful. As of August 1, 2007, we modified our accounts receivable collection processes to provide us with reasonable collection results and comply with CMS’s interpretation of reasonable collection efforts. Possible future changes in judicial and administrative interpretations of law and regulations governing Medicare could disrupt our collections processes, increase our costs or otherwise adversely affect our business and results of operations.

Changes In Governmental Programs May Reduce Our Revenues.

A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 57% of our admissions from the Medicare and Medicaid programs in 2007. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in the Medicare, Medicaid, and other state programs, including Medicaid supplemental payments pursuant to upper payment limit programs, may impact reimbursements to health care providers and insurers. Such changes may also increase our operating costs, which could reduce our profitability.

Effective January 1, 2007, as a result of the federal DRA 2005, reimbursements for ASC overhead costs were limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. On August 2, 2007, CMS issued final regulations that changed payments for procedures performed in an ASC. Effective January 1, 2008, ASC payment groups increased from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. CMS estimates that the payment rates for procedures performed in an ASC setting equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician

Fee Schedule, with limited exceptions. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. This has expanded the number of procedures that Medicare pays for if performed in an ASC. Because the new payment system has a significant impact on payments for certain procedures, the final rule establishes a four-year transition period for implementing the revised payment rates. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for hospital inpatient PPS. This rule adopts a two-year implementation of MS-DRGs, a severity-adjusted DRG system. This change represents a refinement to the existing DRG system, and its impact on our revenues has not been significant. Realignments in the DRG system could impact the margins we receive for certain services. This rule provides for a 3.3% market basket update for hospitals that submit certain quality patient care indicators and a 1.3% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all our hospitals. Medicare payments to hospitals in federal fiscal year 2008 will be reduced by 0.6% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. This “documentation and coding adjustment” will increase to 0.9% for federal fiscal year 2009. However, Congress has given CMS the ability to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS can impose an adjustment to payments for federal fiscal years 2010, 2011 and 2012. This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.

Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. On May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” A moratorium was placed on this rule, delaying its implementation until 2008. However, when the moratorium expires, this final rule could significantly impact state Medicaid programs. In its proposed form, this rule was expected to reduce federal Medicaid funding by $12.2 billion over five years. As a result of the moratorium on implementing the final rule, the impact of the final rule has not been quantified. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

Demands Of Nongovernment Payers May Adversely Affect Our Growth In Revenues.

Our ability to negotiate favorable contracts with nongovernment payers, including managed care plans, significantly affects the revenues and operating results of most of our hospitals. Admissions derived from managed care and other insurers accounted for approximately 37% of our admissions in 2007. Nongovernment payers, including managed care payers, increasingly are demanding discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material, adverse effect on our financial position and results of operations.

If We Are Unable To Retain And Negotiate Favorable Contracts With Managed Care Plans, Our Revenues May Be Reduced.

Our ability to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 53% of our patient revenues for each of the years ended December 31, 2007 and 2006. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. If we are unable to retain and negotiate favorable contracts with managed care plans, our revenues may be reduced.

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

Our Hospitals Face Competition For Staffing, Which May Increase Labor Costs And Reduce Profitability.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As the competition increases to hire more people from labor pools that are not growing at a rate sufficient to meet demand, our labor costs could increase. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our costs could increase. If our costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties Or Be Required To Make Significant Changes To Our Operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	the screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.

Among these laws are the Anti-kickback Statute, the Stark Law and the False Claims Act and similar state laws. These laws impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, including employment contracts, leases and professional service agreements. We also have similar relationships with physicians and facilities to which patients are referred from our facilities. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean that the arrangement necessarily violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny; however, we cannot assure you that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may also be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

CMS has announced its intent to require 500 hospitals to respond to the DFRR and thereby disclose certain financial relationships between such hospitals and physicians. The timing and format of the DFRR are not yet known. HHS has indicated it intends to use the DFRR to monitor compliance with the Stark Law, and HHS may share the information with other government agencies. CMS has indicated that responding hospitals will have a limited amount of time to compile a significant amount of information relating to their financial relationships with physicians. Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the False Claims Act and similar state laws, based on such allegations as failure to respond within required deadlines, that the response is inaccurate or contains incomplete information, or that the response indicates a potential violation of the Stark Law or other requirements. Any such investigation, enforcement action, or whistleblower allegation could materially adversely affect the results of our operations.

We Have Been The Subject Of Governmental Investigations, Claims And Litigation

Commencing in 1997, we became aware that we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the OIG. Under the CIA, we have numerous affirmative obligations, including the requirement that we report potential violations of applicable federal health care laws and regulations and have, pursuant to this obligation, reported a number of potential violations of the Stark Law, the Anti-kickback Statute, the Emergency Medical Treatment and Active Labor Act (“EMTALA”) and other laws, most of which we consider to be nonviolations or technical violations. The government could determine that our reporting and/or our resolution of reported issues have been inadequate. If we are found to be in violation of the CIA or any applicable health care laws or regulations, we could be subject to repayment requirements, substantial monetary fines, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs, and, for violations of certain laws and regulations, criminal penalties. Any such sanctions or expenses could have a material, adverse effect on our financial position, results of operations or liquidity.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions. Companies doing business under federal health care programs may be contacted by various governmental agencies in connection with a government investigation either brought by the government or by a private person under a qui tam action. Because of the confidential nature of some government investigations or a confidential seal under the federal False Claims Act, we do not always know the particulars of the allegations or concerns at the time the government notifies us that an investigation is proceeding. Certain of our individual facilities have received, and other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

Controls Designed To Reduce Inpatient Services May Reduce Our Revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

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

State Efforts To Regulate The Construction Or Expansion Of Health Care Facilities Could Impair Our Ability To Operate And Expand Our Operations.

Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, known as a certificate of need, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with certificate of need laws. The failure to obtain any requested certificate of need could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

Our Facilities Are Heavily Concentrated In Florida And Texas, Which Makes Us Sensitive To Regulatory, Economic, Environmental And Competitive Conditions And Changes In Those States.

We operated 169 hospitals at December 31, 2007, and 72 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 51% of our consolidated revenues for the year ended December 31, 2007. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm. In addition, the premiums to renew our property insurance policy for 2006 and 2007 increased significantly over premiums incurred in 2005. Our current policy also includes an increase in the stated deductible and we were not able to obtain coverage in the amounts we have had under our policies prior to 2006. As a result of such increases in deductibles, we expect that our cash flows and profitability may be adversely affected. In addition, the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We May Be Subject To Liabilities From Claims By The IRS.

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships during the first quarter of 2008 and intend to contest certain claimed deficiencies and adjustments proposed by the IRS in connection with these audits before the IRS Appeals Division.

The disputed items pending before the IRS Appeals Division for 2001 and 2002, or proposed by the IRS Examination Division for 2003 and 2004, include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA during the first quarter of 2008. We expect the IRS will open examinations of the 2005 and 2006 federal income tax for returns for one or more affiliated partnerships during 2008.

We May Be Subject To Liabilities From Claims Brought Against Our Facilities.

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. We insure a substantial portion of our professional liability risks through a wholly-owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover claims arising out of the operation of our facilities. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We Are Exposed To Market Risks Related To Changes In The Market Values Of Securities And Interest Rate Changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.870 billion and $29 million, respectively, at December 31, 2007. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2007, we had a net unrealized gain of $21 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be affected by the inability to access capital markets. At December 31, 2007, our wholly-owned insurance subsidiary, had invested $725 million in municipal, tax-exempt student loan auction rate securities and $20 million in preferred stock auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 35 to 92 days. The auctions have historically provided a liquid market for these securities, as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

Since The Recapitalization, The Investors Control Us And May Have Conflicts Of Interest With Us In The Future.

As of December 31, 2007, the Investors indirectly own 97.5% of our capital stock due to the Recapitalization. As a result, the Investors have control over our decisions to enter into any significant corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.

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

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2007:

State	Hospitals	Beds

Alaska	1	250
California	5	1,515
Colorado	7	2,227
Florida	37	9,427
Georgia	13	2,234
Idaho	2	481
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	10	1,602
Mississippi	1	130
Missouri	6	1,055
Nevada	3	1,075
New Hampshire	2	295
Oklahoma	2	793
South Carolina	3	740
Tennessee	13	2,317
Texas	35	10,054
Utah	6	932
Virginia	10	2,963

International
England	6	704

	169	40,742

In addition to the hospitals listed in the above table, we directly or indirectly operate 108 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

We maintain our headquarters in approximately 1,147,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

We believe our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.

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

Shareholder Derivative Lawsuits in Federal Court

In November 2005, two then current shareholders each filed a derivative lawsuit, purportedly on behalf of HCA, in the United States District Court for the Middle District of Tennessee against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. Each lawsuit asserted claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with our July 13, 2005 announcement of preliminary results of operations for the quarter ended June 30, 2005 and seeks monetary damages.

On January 23, 2006, the Court consolidated these actions as In re HCA Inc. Derivative Litigation, case number 3:05-CV-0968. The court stayed this action on February 27, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. On March 24, 2006, a consolidated derivative complaint was filed pursuant to a prior court order. These cases have now been settled.

Shareholder Derivative Lawsuit in State Court

On January 18, 2006, a then current shareholder filed a derivative lawsuit, purportedly on behalf of HCA, in the Circuit Court for the State of Tennessee (Nashville District), against our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, other executives, and certain members of our Board of Directors. This lawsuit was substantially identical in all material respects to the consolidated federal litigation described above under “Shareholder Derivative Lawsuits in Federal Court.” The Court stayed this action on April 3, 2006, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against us. This case has now been settled.

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

On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (1) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (2) appointing Thurman as lead plaintiff, and (3) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. On January 26, 2006, the court issued an order reassigning the case to United States District Court Judge William J. Haynes, Jr., who was presiding over the federal securities class action and federal derivative lawsuits. We have reached an agreement in principle to settle this suit, subject to court approval.

Merger Litigation in State Court

We are aware of six asserted class action lawsuits related to the Merger filed against us, our Chairman and Chief Executive Officer, our President and Chief Operating Officer, members of the Board of Directors and each of the Sponsors in the Chancery Court for Davidson County, Tennessee. The complaints are substantially similar and allege, among other things, that the Merger was the product of a flawed process, that the consideration to be paid to our shareholders in the Merger was unfair and inadequate, and that there was a breach of fiduciary duties. The complaints further allege that the Sponsors abetted the actions of our officers and directors in breaching their fiduciary duties to our shareholders. The complaints sought, among other relief, an injunction preventing completion of the Merger. On August 3, 2006, the Chancery Court consolidated these actions and all later-filed actions as In re HCA Inc. Shareholder Litigation, case number 06-1816-III. On November 8, 2006, we and the other named parties entered into a memorandum of understanding with plaintiffs’ counsel in connection with these actions. These cases have now been settled.

Two cases making similar allegations and seeking similar relief on behalf of purported classes of then current shareholders have also been filed in Delaware. These two actions have also been consolidated under case number 2307-N and are pending in the Delaware Chancery Court, New Castle County. These cases have been dismissed in light of the settlement of the related Tennessee cases.

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

On December 31, 2007, Hercules Holding II, LLC, the holder of 97.5% of our issued and outstanding shares of capital stock, reelected Christopher J. Birosak, George A. Bitar, Jack O. Bovender, Jr., Richard M. Bracken, John P. Connaughton, Thomas F. Frist, Jr., Thomas F. Frist III, Christopher  R. Gordon, Michael W. Michelson, James C. Momtazee, Stephen G. Pagliuca, Peter M. Stavros and Nathan C. Thorne, as the Board of Directors of the Company through a written consent of stockholders to action without a meeting. On January 29, 2008, a notice of such action was sent to the holders of record of our issued and outstanding capital stock as of the close of business on December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 29, 2008, there were 637 holders of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends.

In January 2006, our Board of Directors approved an increase in our quarterly dividend from $0.15 per share to $0.17 per share. The Board declared the initial $0.17 per share dividend payable on June 1, 2006 to shareholders of record at May 1, 2006 and an additional dividend payable September 1, 2006 to shareholders of record on August 1, 2006. We did not pay a quarterly dividend during the fourth quarter of 2006. We did not pay any dividends in 2007.

During the quarter ended December 31, 2007, HCA issued 15,814 shares of common stock in connection with the exercise of stock options for aggregate consideration of $201,629. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 701 promulgated thereunder.

Item 6.	Selected Financial Data

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions)

	2007	2006	2005	2004	2003

Summary of Operations:
Revenues	$26,858	$25,477	$24,455	$23,502	$21,808

Salaries and benefits	10,714	10,409	9,928	9,419	8,682
Supplies	4,395	4,322	4,126	3,901	3,522
Other operating expenses	4,241	4,056	4,034	3,769	3,656
Provision for doubtful accounts	3,130	2,660	2,358	2,669	2,207
Gains on investments	(8)	(243)	(53)	(56)	(1)
Equity in earnings of affiliates	(206)	(197)	(221)	(194)	(199)
Depreciation and amortization	1,426	1,391	1,374	1,250	1,112
Interest expense	2,215	955	655	563	491
Gains on sales of facilities	(471)	(205)	(78)	—	(85)
Impairment of long-lived assets	24	24	—	12	130
Transaction costs	—	442	—	—	—
Government settlement and investigation related costs	—	—	—	—	(33)

	25,460	23,614	22,123	21,333	19,482

Income before minority interests and income taxes	1,398	1,863	2,332	2,169	2,326
Minority interests in earnings of consolidated entities	208	201	178	168	150

Income before income taxes	1,190	1,662	2,154	2,001	2,176
Provision for income taxes	316	626	730	755	844

Net income	$874	$1,036	$1,424	$1,246	$1,332

Financial Position:
Assets	$24,025	$23,675	$22,225	$21,840	$21,400
Working capital	2,356	2,502	1,320	1,509	1,654
Long-term debt, including amounts due within one year	27,308	28,408	10,475	10,530	8,707
Minority interests in equity of consolidated entities	938	907	828	809	680
Equity securities with contingent redemption rights	164	125	—	—	—
Stockholders’ (deficit) equity	(10,538)	(11,374)	4,863	4,407	6,209
Cash Flow Data:
Cash provided by operating activities	$1,396	$1,845	$2,971	$2,954	$2,292
Cash used in investing activities	(479)	(1,307)	(1,681)	(1,688)	(2,862)
Cash (used in) provided by financing activities	(1,158)	(240)	(1,212)	(1,347)	650

	2007	2006	2005	2004	2003

Operating Data:
Number of hospitals at end of period(a)	161	166	175	182	184
Number of freestanding outpatient surgical centers at end of period(b)	99	98	87	84	79
Number of licensed beds at end of period(c)	38,405	39,354	41,265	41,852	42,108
Weighted average licensed beds(d)	39,065	40,653	41,902	41,997	41,568
Admissions(e)	1,552,700	1,610,100	1,647,800	1,659,200	1,635,200
Equivalent admissions(f)	2,352,400	2,416,700	2,476,600	2,454,000	2,405,400
Average length of stay (days)(g)	4.9	4.9	4.9	5.0	5.0
Average daily census(h)	21,049	21,688	22,225	22,493	22,234
Occupancy(i)	54%	53%	53%	54%	54%
Emergency room visits(j)	5,116,100	5,213,500	5,415,200	5,219,500	5,160,200
Outpatient surgeries(k)	804,900	820,900	836,600	834,800	814,300
Inpatient surgeries(l)	516,500	533,100	541,400	541,000	528,600
Days revenues in accounts receivable(m)	53	53	50	48	52
Gross patient revenues(n)	$92,429	$84,913	$78,662	$71,279	$62,626
Outpatient revenues as a % of patient revenues(o)	37%	36%	36%	37%	37%

(a)	Excludes eight facilities in 2007 and seven facilities in 2006, 2005, 2004, and 2003 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes nine facilities in 2007 and 2006, seven facilities in 2005, eight facilities in 2004 and four facilities in 2003 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(m)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.

(n)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(o)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Annual Report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in this Annual Report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2007 Operations Summary

Net income totaled $874 million for the year ended December 31, 2007 compared to $1.036 billion for the year ended December 31, 2006. The 2007 results include gains on investments of $8 million, gains on sales of facilities of $471 million and an impairment of long-lived assets of $24 million. The 2006 results include gains on investments of $243 million, gains on sales of facilities of $205 million, an impairment of long-lived assets of $24 million and $442 million of transaction costs related to the Recapitalization.

Revenues increased 5.4% on a consolidated basis and 7.4% on a same facility basis for the year ended December 31, 2007 compared to the year ended December 31, 2006. The consolidated revenues increase can be

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

2007 Operations Summary (Continued)

attributed to an 8.3% increase in revenue per equivalent admission, offsetting a 2.7% decline in equivalent admissions. The same facility revenues increase resulted from an 8.1% increase in same facility revenue per equivalent admission, offsetting a 0.7% decline in equivalent admissions.

During the year ended December 31, 2007, same facility admissions decreased 1.3% compared to the year ended December 31, 2006. Same facility inpatient surgeries decreased 1.0% and same facility outpatient surgeries decreased 1.1% during the year ended December 31, 2007 compared to the year ended December 31, 2006.

For the year ended December 31, 2007, the provision for doubtful accounts increased to 11.7% of revenues from 10.4% of revenues for the year ended December 31, 2006. Same facility uninsured admissions increased 9.4% and same facility uninsured emergency room visits increased 7.3% for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest expense totaled $2.215 billion for the year ended December 31, 2007 compared to $955 million for the year ended December 31, 2006. The $1.260 billion increase in interest expense for 2007 was due primarily to the significant increase in debt related to the November 2006 Recapitalization.

Business Strategy

We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:

Maintain Our Dedication to the Care and Improvement of Human Life.  Our business is built on putting patients first and providing high quality health care services in the communities we serve. Our dedicated professionals oversee our Quality Review System, which measures clinical outcomes, satisfaction and regulatory compliance to improve hospital quality and performance. In addition, we continue to implement advanced health information technology to improve the quality and convenience of services to our communities. We are using our advanced electronic medication administration record, which uses bar coding technology to ensure that each patient receives the right medication, to build toward a fully electronic health record that will provide convenient access, electronic order entry and decision support for physicians. These technologies improve patient safety, quality and efficiency.

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

Expand Our Presence in Key Markets.  We seek to grow our business in key markets, focusing on large, high growth urban and suburban communities, primarily in the southern and western regions of the United States. We seek to strategically invest in new and expanded services at our existing hospitals and surgery centers to increase our revenues at those facilities and provide the benefits of medical technology advances to our communities. We intend to continue to expand high volume and high margin specialty services, such as cardiology and orthopedic services, and increase the capacity, scope and convenience of our outpatient facilities. To complement this intrinsic growth, we intend to continue to opportunistically develop and acquire new hospitals and outpatient facilities.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Business Strategy (Continued)

Continue to Leverage Our Scale.  We will continue to obtain price efficiencies through our group purchasing organization and build on the cost savings and efficiencies in billing, collection and other processes we have achieved through our regional service centers. We are increasingly taking advantage of our national scale by contracting for services on a multistate basis. We will explore the feasibility of replicating our successful shared services model for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping, across multiple markets.

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

Become the Health Care Employer of Choice.  We will continue to use a number of industry-leading practices to help ensure our hospitals are a health care employer of choice in their respective communities. Our staffing initiatives for both care providers and hospital management provide strategies for recruitment, compensation and productivity to increase employee retention and operating efficiency at our hospitals. For example, we maintain an internal contract nursing agency to supply our hospitals with high quality staffing at a lower cost than external agencies. In addition, we have developed several proprietary training and career development programs for our physicians and hospital administrators, including an executive development program designed to train the next generation of hospital leadership. We believe our continued investment in the training and retention of employees improves the quality of care, enhances operational efficiency and fosters employee loyalty.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

payment terms specified in the related contractual agreements. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The estimated reimbursement amounts are made on a payer-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and contract terms. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. We have invested significant resources to refine and improve our computerized billing systems and the information system data used to make contractual allowance estimates. We have developed standardized calculation processes and related training programs to improve the utility of our patient accounting systems.

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, the provision of services to patients who are financially unable to pay for the health care services they receive.

We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care; therefore, they are not reported in revenues. Patients treated at our hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts from our gross charges to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans.

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. A hypothetical 1% change in net receivables that are subject to contractual discounts at December 31, 2007 would result in an impact on pretax earnings of approximately $34 million.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. Prior to August 2007, we considered the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. During August 2007, we modified our collection policies to establish a review of all accounts, upon completion of our internal collection efforts, against certain standard collection criteria. Upon the completion of this review process, accounts determined to possess positive collectibility attributes are forwarded to a secondary external collection agency and the other accounts are written off. The accounts that are not collected by the secondary external collection agency are written off when they are returned to us by the collection agency

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

(usually within 18 to 24 months). Our August 2007 collection policy change results in a delay in writing off the accounts forwarded to the secondary external collection agency compared to our previous policy and we expect to incur increases in both our gross accounts receivable and the allowance for doubtful accounts due to this delay in recording writeoffs. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care. Charity care is not reported in revenues and does not have an impact on the provision for doubtful accounts.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2007, the allowance for doubtful accounts represented approximately 89% of the $4.825 billion patient due accounts receivable balance, including accounts, net of the related estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated (“pending Medicaid accounts”). At December 31, 2006, the allowance for doubtful accounts represented approximately 86% of the $3.972 billion patient due accounts receivable balance, including pending Medicaid accounts, net of the related estimated contractual discounts. Days revenues in accounts receivable were 53 days, 53 days and 50 days at December 31, 2007, 2006 and 2005, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

The approximate breakdown of accounts receivable by payer classification as of December 31, 2007 and 2006 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91—180 Days	Over 180 Days

Accounts receivable aging at December 31, 2007:
Medicare and Medicaid	11%	1%	2%
Managed care and other insurers	19	4	4
Uninsured	20	11	28

Total	50%	16%	34%

Accounts receivable aging at December 31, 2006:
Medicare and Medicaid	13%	1%	2%
Managed care and other insurers	21	4	4
Uninsured	20	11	24

Total	54%	16%	30%

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Prior to 2007, a substantial portion of our professional liability risks was insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.513 billion and $1.584 billion at December 31, 2007 and December 31, 2006, respectively. The current portion of these reserves, $280 million and $275 million at December 31, 2007 and 2006, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $44 million and $42 million receivable under reinsurance contracts at December 31, 2007 and 2006, respectively) were $1.469 billion and $1.542 billion at December 31, 2007 and 2006, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The independent actuaries’ estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.224 billion to $1.471 billion at December 31, 2007 and $1.321 billion to $1.545 billion at December 31, 2006. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known.

The reserves for professional liability risks cover approximately 2,600 and 3,000 individual claims at December 31, 2007 and 2006, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

Provisions for losses related to professional liability risks were $163 million, $217 million and $298 million for the years ended December 31, 2007, 2006 and 2005, respectively. The declining provision for losses trend reflects the recognition by the external actuaries of our improving frequency and severity claim trends. This improving frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the area of obstetrics.

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

Although we believe that we have properly reported taxable income and paid taxes in accordance with applicable laws, federal, state or international taxing authorities may challenge our tax positions upon audit. We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Accordingly, we report a liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in our income tax return. Final audit results may vary from our estimates.

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

Revenues increased 5.4% to $26.858 billion for the year ended December 31, 2007 from $25.477 billion for the year ended December 31, 2006 and increased 4.2% for the year ended December 31, 2006 from $24.455 billion for the year ended December 31, 2005. The increase in revenues in 2007 can be primarily attributed to an 8.3% increase in revenue per equivalent admission, offsetting a 2.7% decline in equivalent admissions compared to the prior year. The increase in revenues in 2006 can be primarily attributed to a 6.8% increase in revenue per equivalent admission offsetting a 2.4% decline in equivalent admissions compared to the prior year.

Same facility admissions decreased 1.3% in 2007 compared to 2006 and increased 0.2% in 2006 compared to 2005. Same facility inpatient surgeries decreased 1.0% and same facility outpatient surgeries decreased 1.1% during 2007 compared to 2006. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 1.2% during 2006 compared to 2005. Same facility emergency room visits increased 0.7% during 2007 compared to 2006 and decreased 0.8% during 2006 compared to 2005.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2007, 2006 and 2005 are set forth below.

	Years Ended December 31,
	2007	2006	2005

Medicare	35%	37%	38%
Managed Medicare	7	6	(a )
Medicaid	8	9	10
Managed Medicaid	7	6	5
Managed care and other insurers(a)	37	36	42
Uninsured	6	6	5

	100%	100%	100%

(a)	Prior to 2006, managed Medicare admissions were classified as managed care.

Same facility uninsured emergency room visits increased 7.3% and same facility uninsured admissions increased 9.4% during 2007 compared to 2006. Same facility uninsured emergency room visits increased 6.2% and same facility uninsured admissions increased 10.9% during 2006 compared to 2005. Management expects the current trends of increasing same facility uninsured emergency room visits and same facility uninsured admissions to continue during 2008.

Several factors negatively affected patient volumes in 2007 and 2006. More stringent enforcement of case management guidelines led to certain patient services being classified as outpatient observation visits instead of one-day admissions. Unit closures and changes in Medicare admission guidelines led to reductions in rehabilitation and skilled nursing admissions. Cardiac admissions have been affected by competition from physician-owned heart hospitals. To increase patient volumes, we plan to increase physician recruitment, increase available medical office

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

building space on or near our campuses, and continue capital spending devoted to both maintenance of technology and facilities and growth and expansion programs.

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2007, 2006 and 2005 are set forth below.

	Years Ended December 31,
	2007	2006	2005

Medicare	32%	34%	36%
Managed Medicare	7	6	(a )
Medicaid	7	6	7
Managed Medicaid	4	3	3
Managed care and other insurers(a)	44	46	49
Uninsured	6	5	5

	100%	100%	100%

(a)	Prior to 2006, managed Medicare revenues were classified as managed care.

At December 31, 2007, we owned and operated 37 hospitals and 34 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $6.732 billion and $6.563 billion for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we owned and operated 35 hospitals and 22 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $6.911 billion and $6.316 billion for the years ended December 31, 2007 and 2006, respectively. During 2007 and 2006, 55% and 54%, respectively, of our admissions and 51% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 62% and 59% of our uninsured admissions during 2007 and 2006, respectively.

We provided $1.530 billion, $1.296 billion and $1.138 billion of charity care (amounts are based upon our gross charges) during the years ended December 31, 2007, 2006 and 2005, respectively. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $1.474 billion, $1.095 billion and $769 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. During 2007 and 2006, we have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to offer some portion of these amounts of newly available ad valorem tax revenues as a state portion of the Medicaid program (which is funded by both state and federal dollars). Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that the state contributions will be matched with federal Medicaid funds. The state then may make Medicaid supplemental payments to hospitals in the state, including those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

Our Texas Medicaid revenues increased by $232 million and $39 million during 2007 and 2006, respectively, due to increases in Medicaid supplemental payments pursuant to UPL programs in which we, local governments and other unaffiliated providers participate.

Based upon review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, CMS recently deferred a portion of claimed amounts. The federal deferral is expected to continue until CMS completes its review. The outcome of such review might affect the past and future claimed payments. We have not recognized any net benefits related to the Texas Medicaid supplemental payments in our operating results for periods subsequent to June 30, 2007 and will continue this revenue recognition policy until we receive further guidance from responsible federal and state agencies. We expect to receive updated information from the responsible federal and state agencies during the second and third quarters of 2008.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2007, 2006 and 2005 (dollars in millions):

	2007		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$26,858	100.0	$25,477	100.0	$24,455	100.0

Salaries and benefits	10,714	39.9	10,409	40.9	9,928	40.6
Supplies	4,395	16.4	4,322	17.0	4,126	16.9
Other operating expenses	4,241	15.7	4,056	16.0	4,034	16.5
Provision for doubtful accounts	3,130	11.7	2,660	10.4	2,358	9.6
Gains on investments	(8)	—	(243)	(1.0)	(53)	(0.2)
Equity in earnings of affiliates	(206)	(0.8)	(197)	(0.8)	(221)	(0.9)
Depreciation and amortization	1,426	5.4	1,391	5.5	1,374	5.6
Interest expense	2,215	8.2	955	3.7	655	2.7
Gains on sales of facilities	(471)	(1.8)	(205)	(0.8)	(78)	(0.3)
Impairment of long-lived assets	24	0.1	24	0.1	—	—
Transaction costs	—	—	442	1.7	—	—

	25,460	94.8	23,614	92.7	22,123	90.5

Income before minority interests and income taxes	1,398	5.2	1,863	7.3	2,332	9.5
Minority interests in earnings of consolidated entities	208	0.8	201	0.8	178	0.7

Income before income taxes	1,190	4.4	1,662	6.5	2,154	8.8
Provision for income taxes	316	1.1	626	2.4	730	3.0

Net income	$874	3.3	$1,036	4.1	$1,424	5.8

% changes from prior year:
Revenues	5.4%		4.2%		4.1%
Income before income taxes	(28.4)		(22.9)		7.7
Net income	(15.7)		(27.2)		14.2
Admissions(a)	(3.6)		(2.3)		(0.7)
Equivalent admissions(b)	(2.7)		(2.4)		0.9
Revenue per equivalent admission	8.3		6.8		3.1
Same facility % changes from prior year(c):
Revenues	7.4		6.2		4.7
Admissions(a)	(1.3)		0.2		0.1
Equivalent admissions(b)	(0.7)		—		1.4
Revenue per equivalent admission	8.1		6.2		3.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2007 and 2006

Net income totaled $874 million for the year ended December 31, 2007 compared to $1.036 billion for the year ended December 31, 2006. Financial results for 2007 include gains on sales of facilities of $471 million, gains on investments of $8 million and an asset impairment charge of $24 million. Financial results for 2006 include gains on sales of facilities of $205 million, gains on investments of $243 million, expenses related to the Recapitalization of $442 million and an asset impairment charge of $24 million.

Revenues increased 5.4% to $26.858 billion for 2007 from $25.477 billion for 2006. The increase in revenues was due primarily to an 8.3% increase in revenue per equivalent admission, offsetting a 2.7% decline in equivalent admissions compared to the prior year. Same facility revenues increased 7.4% due to an 8.1% increase in same facility revenue per equivalent admission, offsetting a 0.7% decrease in same facility equivalent admissions compared to the prior year.

During 2007, same facility admissions decreased 1.3%, compared to 2006. Inpatient surgical volumes decreased 3.1% on a consolidated basis and same facility inpatient surgeries decreased 1.0% during 2007 compared to 2006. Outpatient surgical volumes decreased 2.0% on a consolidated basis and same facility outpatient surgeries decreased 1.1% during 2007 compared to 2006.

Salaries and benefits, as a percentage of revenues, were 39.9% in 2007 and 40.9% in 2006. Salaries and benefits per equivalent admission increased 5.8% in 2007 compared to 2006. Labor rate increases averaged 5.0% for 2007 compared to 2006.

Supplies, as a percentage of revenues, were 16.4% in 2007 and 17.0% in 2006. Supply costs per equivalent admission increased 4.5% in 2007 compared to 2006. Same facility supply costs increased 6.4% for medical devices, primarily for orthopedic supplies, 13.1% for blood products, and 5.6% for general medical and surgical items.

Other operating expenses, as a percentage of revenues, decreased to 15.7% in 2007 from 16.0% in 2006. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $187 million and $11 million of indigent care costs in certain Texas markets during 2007 and 2006, respectively. Provisions for losses related to professional liability risks were $163 million and $217 million for 2007 and 2006, respectively. The reduction in the provision for professional liability risks reflects the recognition by our external actuaries of improving frequency and severity claim trends at our facilities.

Provision for doubtful accounts, as a percentage of revenues, increased to 11.7% for 2007 from 10.4% in 2006. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 7.3% and uninsured admissions of 9.4% in 2007 compared to 2006. At December 31, 2007, our allowance for doubtful accounts represented approximately 89% of the $4.825 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Gains on investments for 2007 and 2006 of $8 million and $243 million, respectively, relate to sales of investment securities by our wholly-owned insurance subsidiary. Net unrealized gains on investment securities declined from $25 million at December 31, 2006 to $21 million at December 31, 2007. The decrease in realized gains for 2007 was primarily due to the decision to liquidate our equity investment portfolio and reinvest in debt and interest-bearing investments during the fourth quarter of 2006. We expect realized gains, if any, during 2008 to be more comparable to the 2007 amounts rather than the 2006 amounts.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2007 and 2006 (Continued)

Equity in earnings of affiliates increased from $197 million for 2006 to $206 million for 2007. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization decreased, as a percentage of revenue, to 5.4% in 2007 from 5.5% in 2006. Purchases of property and equipment of $1.444 billion during 2007 were generally equivalent to depreciation expense for 2007 of $1.421 billion.

Interest expense increased to $2.215 billion for 2007 from $955 million for 2006. The increase in interest expense is primarily due to the increased debt related to the Recapitalization. Our average debt balance was $27.732 billion for 2007 compared to $13.811 billion for 2006. The average interest rate for our long-term debt decreased from 7.9% at December 31, 2006 to 7.6% at December 31, 2007.

Gains on sales of facilities were $471 million for 2007 and included a $312 million gain on the sale of our two Switzerland hospitals and a $131 million gain on the sale of a facility in Florida. Gains on sales of facilities were $205 million for 2006 and included a $92 million gain on the sale of four hospitals in West Virginia and Virginia and a $93 million gain on the sale of two hospitals in Florida.

Minority interests in earnings of consolidated entities increased from $201 million for 2006 to $208 million for 2007. The increase relates primarily to the operations of surgery centers and other outpatient services entities.

The effective tax rate was 26.6% for 2007 and 37.6% for 2006. Based on new information received in 2007 related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million. During 2007, we also recorded reductions to the provision for income taxes of $39 million to adjust 2006 state tax accruals to the amounts recorded on completed tax returns and based upon an analysis of the Recapitalization costs. Excluding the effect of these adjustments, the effective tax rate for 2007 would have been 37.0%.

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

Revenues increased 4.2% to $25.477 billion for 2006 from $24.455 billion 2005. The increase in revenues was due primarily to a 6.8% increase in revenue per equivalent admission offsetting a 2.4% decline in equivalent admissions compared to the prior year. Same facility revenues increased 6.2% due to a 6.2% increase in same facility revenue per equivalent admission and flat same facility equivalent admissions for 2006 compared to 2005.

During 2006, same facility admissions increased 0.2%, compared to 2005. Same facility inpatient surgeries increased 0.7% and same facility outpatient surgeries decreased 1.2% during 2006 compared to 2005.

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

Provision for doubtful accounts, as a percentage of revenues, increased to 10.4% for 2006 from 9.6% in 2005. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 6.2% and uninsured admissions of 10.9% in 2006 compared to 2005. At December 31, 2006, our allowance for doubtful accounts represented approximately 86% of the $3.972 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Gains on investments for 2006 of $243 million relate to sales of investment securities by our wholly-owned insurance subsidiary. Gains on investments for 2005 were $53 million. Net unrealized gains on investment securities declined from $184 million at December 31, 2005 to $25 million at December 31, 2006. The increase in realized gains and the decline in unrealized gains were primarily due to the decision to liquidate our equity investment portfolio and reinvest in debt and interest-bearing investments.

Equity in earnings of affiliates decreased from $221 million for 2005 to $197 million for 2006. The decrease was primarily due to decreases in profits at the Denver, Colorado market joint venture.

Depreciation and amortization decreased, as a percentage of revenue, to 5.5% in 2006 from 5.6% in 2005. During 2005, we incurred additional depreciation expense of approximately $44 million to correct accumulated depreciation of certain facilities and assure a consistent application of our accounting policy relative to certain short-lived medical equipment.

Interest expense increased to $955 million for 2006 from $655 million for 2005. While interest expense increased $300 million for 2006 compared to 2005, $207 million of the increase occurred during the fourth quarter of 2006 due to the increased debt related to the Recapitalization. Our average debt balance was $13.811 billion for 2006 compared to $9.828 billion for 2005. The average interest rate for our long-term debt increased from 7.0% at December 31, 2005 to 7.9% at December 31, 2006.

Gains on sales of facilities were $205 million for 2006 and included a $92 million gain on the sale of four hospitals in West Virginia and Virginia and a $93 million gain on the sale of two hospitals in Florida. Gains on sales were facilities were $78 million for 2005 and included a $29 million gain related to the recognition of previously deferred gain on the sale of a group of medical office buildings.

Minority interests in earnings of consolidated entities increased from $178 million for 2005 to $201 million for 2006. The increase relates primarily to the operations of surgery centers and other outpatient services entities.

The effective tax rate was 37.6% for 2006 and 33.9% for 2005. During 2005, the effective tax rate was reduced due to a favorable tax settlement of $48 million related to the divestiture of certain noncore business units and a tax

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2006 and 2005 (Continued)

benefit of $24 million from the repatriation of foreign earnings. Excluding the effect of the combined $72 million tax benefit, the effective tax rate for 2005 would have been 37.3%.

Liquidity and Capital Resources

Our main cash requirements are the servicing of our debt, capital expenditures on our existing properties and acquisitions of hospitals and other health care entities. Our primary cash sources are cash flow from operating activities, issuances of debt and equity securities and dispositions of hospitals and other health care entities.

Cash provided by operating activities totaled $1.396 billion in 2007 compared to $1.845 billion in 2006 and $2.971 billion in 2005. Working capital totaled $2.356 billion at December 31, 2007 and $2.502 billion at December 31, 2006. The lower cash provided by operating activities in 2007 when compared to both 2006 and 2005 relates, primarily, to increases in interest payments of $1.270 billion for 2007 compared to 2006 and $1.539 billion for 2007 compared to 2005, and decreases in net income tax payments of $666 million for 2007 compared to 2006 and $142 million for 2007 compared to 2005. The net impact of the cash payments for interest and income taxes was an increase in cash payments of $604 million for 2007 compared to 2006 and an increase of $1.397 billion for 2007 compared to 2005.

Cash used in investing activities was $479 million, $1.307 billion and $1.681 billion in 2007, 2006 and 2005, respectively. Excluding acquisitions, capital expenditures were $1.444 billion in 2007, $1.865 billion in 2006 and $1.592 billion in 2005. We expended $32 million, $112 million and $126 million for acquisitions of hospitals and health care entities during 2007, 2006 and 2005, respectively. Expenditures for acquisitions in all three years were generally comprised of outpatient and ancillary services entities and were funded by a combination of cash flows from operations and the issuance or incurrence of debt. Planned capital expenditures are expected to approximate $1.8 billion in 2008. At December 31, 2007, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of $1.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2007, we sold three hospitals for cash proceeds of $661 million, and we also received cash proceeds of $106 million related primarily to the sales of real estate investments. The sales of nine hospitals were completed during 2006 for cash proceeds of $560 million, and we also received cash proceeds of $91 million on the sales of real estate investments and our equity investment in a hospital joint venture. During 2005, we received cash proceeds of $260 million from the sales of five hospitals and $60 million of cash proceeds related primarily to the sales of real estate investments.

Cash used in financing activities totaled $1.158 billion in 2007, $240 million in 2006 and $1.212 billion in 2005. During 2007, we used the cash proceeds from sales of facilities and available cash provided by operations to make debt repayments of $1.270 billion. The 2006 Recapitalization included the issuance of $19.964 billion of long-term debt, the receipt of $3.782 billion of equity contributions, the repurchase of $20.364 billion of common stock, the payment of $745 million for Recapitalization related fees and expenses, and the retirement of $3.182 billion of existing long-term debt.

During 2007, we received $100 million of cash from issuances of our common stock. During 2006, we repurchased 13.1 million shares (excluding the Recapitalization) of our common stock for a total of $653 million. During 2005, we repurchased 36.7 million shares of our common stock for a total cost of $1.856 billion, and we received cash inflows of $943 million related to the exercise of employee stock options.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.507 billion as of December 31, 2007 and $2.692 billion as of February 29, 2008) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.899 billion and $2.143 billion at December 31, 2007 and 2006, respectively. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $230 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers. The amounts receivable related to the reinsurance contracts were $44 million and $42 million at December 31, 2007 and 2006, respectively.

Financing Activities

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $27.308 billion and $28.408 billion at December 31, 2007 and 2006, respectively. Our interest expense increased from $955 million for 2006 to $2.215 billion for 2007.

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($650 million available at December 31, 2007) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.857 billion available at December 31, 2007 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.638 billion outstanding at December 31, 2007), a $8.800 billion term loan B ($8.712 billion outstanding at December 31, 2007) and a €1.000 billion European term loan (€663 million, or $967 million, outstanding at December 31, 2007).

Also in connection with the Recapitalization, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016) and $1.500 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in kind during the first five years) due 2016, which are subject to certain standard covenants.

Proceeds from the senior secured credit facilities and the senior secured notes were used in connection with the closing of the Recapitalization. Amounts owned under our previous bank credit agreements were repaid at the close of the Recapitalization. In connection with the Recapitalization, we also tendered for all amounts outstanding under the 8.85% notes due 2007, the 7.00% notes due 2007, the 7.25% notes due 2008, the 5.25% notes due 2008 and the 5.50% notes due 2009 (collectively, the “Notes”). Approximately 97% of the $1.365 billion total outstanding amount under the Notes was repurchased pursuant to the tender.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2007, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years

Long-term debt including interest, excluding the senior secured credit facilities(b)	$24,250	$1,207	$3,440	$3,468	$16,135
Loans outstanding under the senior secured credit facilities, including interest(b)	19,433	1,250	2,725	5,650	9,808
Operating leases(c)	1,218	216	332	197	473
Purchase and other obligations(c)	33	25	5	3	—

Total contractual obligations	$44,934	$2,698	$6,502	$9,318	$26,416

	Commitment Expiration by Period
Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years

Surety bonds(d)	$166	$163	$3	$—	$—
Letters of credit(e)	145	49	—	54	42
Physician commitments(f)	44	42	2	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$357	$254	$5	$54	$44

(a)	We have not included obligations to pay estimated professional liability claims ($1.513 billion at December 31, 2007) in this table. Substantially all of the estimated professional liability claims are expected to be funded by the designated investment securities that are restricted for this purpose ($1.899 billion at December 31, 2007). We also have not included obligations related to unrecognized tax benefits of $828 million at December 31, 2007, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(b)	Estimate of interest payments assumes that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2007, remain constant during the period presented.

(c)	Future operating lease obligations and purchase obligations are not recorded in our consolidated balance sheet.

(d)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.

(e)	Amounts relate primarily to instances in which we have letters of credit outstanding with insurance companies that issued workers compensation insurance policies to us in prior years. The letters of credit serve as security to the insurance companies for payment obligations we retained.

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practices during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2007.

(g)	We have entered into guarantee agreements related to certain leases.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.870 billion and $29 million, respectively, at December 31, 2007. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. The fair value of investments is generally based on quoted market prices. At December 31, 2007, we had a net unrealized gain of $21 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash to pay claims and other expenses on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2007, our wholly-owned insurance subsidiary, had invested $725 million in municipal, tax-exempt student loan auction rate securities and $20 million in preferred stock auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every 35 to 92 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $5.673 billion of long-term debt at December 31, 2007 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.635 billion at December 31, 2007 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. The average rate for our long-term debt decreased from 7.9% at December 31, 2006 to 7.6% at December 31, 2007. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin with respect to borrowings thereunder.

The estimated fair value of our total long-term debt was $26.127 billion at December 31, 2007. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $57 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues approximated 24% in 2007, 26% in 2006 and 27% in 2005 of our total patient revenues.

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

HCA INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships during the first quarter of 2008 and intend to contest certain claimed deficiencies and adjustments proposed by the IRS in connection with these audits before the IRS Appeals Division.

The disputed items pending before the IRS Appeals Division for 2001 and 2002, or proposed by the IRS Examination Division for 2003 and 2004, include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002.

Thirty-two taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of December 31, 2007.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA during the first quarter of 2008. We expect the IRS will open examinations of the 2005 and 2006 federal income tax returns for one or more affiliated partnerships during 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HCA Inc.

We have audited HCA Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 26, 2008 expressed an unqualified opinion thereon.

Nashville, Tennessee
March 26, 2008

Item 9B.	Other Information

2008-2009 Senior Officer Performance Excellence Program.

On March 26, 2008, the Compensation Committee and Board of the Company adopted the 2008-2009 Senior Officer Performance Excellence Program (the “Senior Officer PEP”). Under the Senior Officer PEP, the executive officers of the Company shall be eligible to earn performance awards based upon the achievement of certain specified performance targets. The specified performance criteria for the Company’s Named Executive Officers (as defined in the Senior Officer PEP) is EBITDA (as defined in the Senior Officer PEP). The performance criteria for other participants are based on EBITDA and specified individual performance goals. Target awards for the Named Executive Officers are as follows: 126% in 2008 and 132% in 2009 of base salary for the Chairman and CEO; 96% in 2008 and 102% in 2009 of base salary for the President and COO; and 66% in 2008 and 72% in 2009 of base salary for the Executive Vice President and CFO and the Group Presidents.

Target awards for senior officers other than the Named Executive Officers are 36% to 56% of base salary, as determined by the Committee. The Committee shall adjust these levels and percentages for 2009 in its sole discretion. Participants will receive 100% of the target award for target performance, 50% of the target award for a minimum acceptable (threshold) level of performance, and a maximum of 200% of the target award for maximum performance.

The minimum (threshold), target and maximum performance levels shall be set by the Committee in its sole discretion. No payments will be made for performance below specified threshold amounts. Payouts between threshold and maximum will be calculated by the Committee in its sole discretion using interpolation. The Committee may make adjustments to the terms of awards under the Senior Officer PEP in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the Senior Officer PEP.

With respect to 2009, the Committee may supplement the measures and weightings set forth in the Senior Officer PEP with various Company, operating unit, business segment or division financial performance measures as described in the Senior Officer PEP.

The foregoing description of the Senior Officer PEP does not purport to be complete and is qualified in its entirety by reference to the Senior Officer PEP, a copy of which is attached to this report as Exhibit 10.27 and is incorporated herein by reference. The Company has separate performance excellence programs for its employees who are not senior officers.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of February 29, 2008, our directors were as follows:

		Director
Name	Age	Since	Position(s)

Jack O. Bovender, Jr.	62	1999	Chairman of the Board and Chief Executive Officer
Christopher J. Birosak	53	2006	Director
George A. Bitar	43	2006	Director
Richard M. Bracken	55	2002	President, Chief Operating Officer and Director
John P. Connaughton	42	2006	Director
Thomas F. Frist, Jr., M.D	69	1994	Director
Thomas F. Frist III	40	2006	Director
Christopher R. Gordon	35	2006	Director
Michael W. Michelson	56	2006	Director
James C. Momtazee	36	2006	Director
Stephen G. Pagliuca	53	2006	Director
Peter M. Stavros	33	2006	Director
Nathan C. Thorne	54	2006	Director

As of February 29, 2008, our executive officers (other than Messrs. Bovender and Bracken who are listed above) were as follows:

Name	Age	Position(s)

R. Milton Johnson	51	Executive Vice President and Chief Financial Officer
David G. Anderson	60	Senior Vice President — Finance and Treasurer
Victor L. Campbell	61	Senior Vice President
Rosalyn S. Elton	46	Senior Vice President — Operations Finance
V. Carl George	63	Senior Vice President — Development
Charles J. Hall	54	President — Eastern Group
R. Sam Hankins, Jr.	57	Chief Financial Officer — Outpatient Services Group
Russell K. Harms	50	Chief Financial Officer — Central Group
Samuel N. Hazen	47	President — Western Group
A. Bruce Moore, Jr.	48	President — Outpatient Services Group
Jonathan B. Perlin	47	President — Clinical Services Group and Chief Medical Officer
W. Paul Rutledge	53	President — Central Group
Richard J. Shallcross	49	Chief Financial Officer — Western Group
Joseph N. Steakley	53	Senior Vice President — Internal Audit Services
John M. Steele	52	Senior Vice President — Human Resources
Donald W. Stinnett	51	Chief Financial Officer — Eastern Group
Beverly B. Wallace	57	President — Shared Services Group
Robert A. Waterman	54	Senior Vice President and General Counsel
Noel Brown Williams	52	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	58	Senior Vice President and Chief Ethics and Compliance Officer

Our Board of Directors consists of thirteen directors, who were elected upon consummation of the Merger and are each managers of Hercules Holding. The Amended and Restated Limited Liability Company Agreement of Hercules Holding requires that the members of Hercules Holding take all necessary action to ensure that the persons who serve as managers of Hercules Holding also serve on the Board of Directors of HCA. See “Certain Relationships and Related Transactions.” In addition, Messrs. Bovender’s and Bracken’s employment agreements provide that they will continue to serve as members of our Board of Directors so long as they remain officers of HCA, with Mr. Bovender to serve as the Chairman. Because of these requirements, together with Hercules Holding’s ownership of 97.5% of our outstanding common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to the Board of Directors.

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

George A. Bitar is a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the North America Region, and a Managing Director in Merrill Lynch Global Private Equity, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Mr. Bitar serves on the Board of Hertz Global Holdings, Inc., The Hertz Corporation, Advantage Sales and Marketing, Inc. and Aeolus Re Ltd.

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

John P. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton currently serves as a director of M/C Communications (PriMed), CRC Health Group, Warner Chilcott, Ltd., Sungard Data Systems, Warner Music Group, AMC Entertainment Inc., Cumulus Media Partners, Quintiles Transnational Corporation and The Boston Celtics.

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

Michael W. Michelson has been a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 1996. Prior to that, he was a general partner of Kohlberg Kravis Roberts & Co. L.P. Mr. Michelson is also a director of Accellent, Inc., Bionet, Inc. and Jazz Pharmaceuticals, Inc.

James C. Momtazee has been an executive of Kohlberg Kravis Roberts & Co. L.P. since 1996. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Accellent, Inc. and Jazz Pharmaceuticals, Inc.

Stephen G. Pagliuca has been a Managing Director of Bain Capital Partners, LLC since 1989, when he founded the Information Partners private equity fund for Bain Capital. Mr. Pagliuca currently serves as a director of Burger King Corporation, Gartner, Inc., Warner Chilcott, Ltd., Quintiles Transnational Corporation and The Boston Celtics.

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

Dr. Jonathan B. Perlin was appointed President — Clinical Services Group and Chief Medical Officer in November 2007. Dr. Perlin had served as Chief Medical Officer and Senior Vice President — Quality of the Company from August 2006 to November 2007. Prior to joining the Company, Dr. Perlin served as Under Secretary for Health in the U.S. Department of Veterans Affairs since April 2004. Dr. Perlin joined the Veterans Health Administration in November 1999 where he served in various capacities, including as Deputy Under Secretary for Health from July 2002 to April 2004, and as Chief Quality and Performance Officer from November 1999 to September 2002.

W. Paul Rutledge was appointed as President — Central Group in October 2005. Mr. Rutledge had served as President of the MidAmerica Division since January 2001. He served as President of TriStar Health System from June 1996 to January 2001 and served as President of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 25 years, working with hospitals in the Southeast.

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

Alan R. Yuspeh has served as Senior Vice President and Chief Ethics and Compliance Officer of the Company since May 2007. From October 1997 to May 2007, Mr. Yuspeh served as Senior Vice President — Ethics, Compliance and Corporate Responsibility of the Company. From September 1991 until October 1997, Mr. Yuspeh was a partner with the law firm of Howrey & Simon. As a part of his law practice, Mr. Yuspeh served from 1987 to 1997 as Coordinator of the Defense Industry Initiative on Business Ethics and Conduct.

Audit Committee Financial Expert

Our Audit and Compliance Committee is composed of Christopher J. Birosak, Thomas F. Frist III, Christopher R. Gordon and James C. Momtazee. In light of our status as a closely held company and the absence of a public trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (the “NYSE”), the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which owns 97.5% of our outstanding common stock, and other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

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

Compensation Discussion and Analysis

The Compensation Committee (the “Committee”) of the Board of Directors is generally charged with the oversight of our executive compensation and rewards programs. The Committee is currently composed of Michael W. Michelson, George A. Bitar, John P. Connaughton and Thomas F. Frist, Jr., M.D. Responsibilities of the Committee include the review and approval of the following items:

•	Executive compensation strategy and philosophy;

•	Compensation arrangements for executive management;

•	Design and administration of the annual cash-based Senior Officer Performance Excellence Program (“PEP”);

•	Design and administration of our equity incentive plans;

•	Executive benefits and perquisites (including the HCA Restoration Plan and the Supplemental Executive Retirement Plan); and

•	Any other executive compensation or benefits related items deemed noteworthy by the Committee.

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

The following executive compensation discussion and analysis describes the principles underlying our executive compensation policies and decisions as well as the material elements of compensation for our named executive officers. Our named executive officers for 2007 were:

•	Jack O. Bovender, Jr., Chairman of the Board and Chief Executive Officer;

•	Richard M. Bracken, President and Chief Operating Officer;

•	R. Milton Johnson, Executive Vice President and Chief Financial Officer;

•	Samuel N. Hazen, President — Western Group; and

•	Beverly B. Wallace, President — Shared Services Group

As discussed in more detail below, substantially all of the named executive officers’ compensation for 2007 was negotiated and determined in connection with the Merger.

Compensation Philosophy and Objectives

The core philosophy of our executive compensation program is to support the Company’s primary objective of providing the highest quality health care to our patients while enhancing the long term value of the Company to our shareholders. Specifically, the Committee believes the most effective executive compensation program (for all executives, including named executive officers):

•	Reinforces HCA’s strategic imperatives;

•	Aligns the economic interests of our executives with those of our shareholders; and

•	Encourages attraction and long term retention of key contributors.

The Committee is committed to a strong, positive link between our objectives and our compensation and benefits practices.

Our compensation philosophy also allows for flexibility in establishing executive compensation based on an evaluation of information prepared by management or other advisors and other subjective and objective considerations deemed appropriate by the Committee. This flexibility is important to ensure our compensation programs are competitive and that our compensation decisions appropriately reflect the unique contributions and characteristics of our executives.

Compensation Structure and Benchmarking

Our compensation program is heavily weighted towards performance-based compensation, reflecting our philosophy of increasing the long-term value of the Company and supporting strategic imperatives. Total direct compensation and other benefits in 2007 consisted of the following elements:

Total Direct Compensation	• Base Salary • Annual Cash-Based Incentives (offered through our PEP) • Long-Term Equity Incentives (in the form of Stock Options)
Other Benefits	• Retirement Plans • Limited Perquisites and Other Personal Benefits • Severance Benefits

The Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which effectively support our compensation objectives and reflect the unique attributes of the Company and each executive. Our general practice, however, with respect to pay positioning is that executive base salaries and annual incentive (PEP) target value should generally position total annual cash compensation between the median and 75th percentile of similarly-sized general industry companies. We utilize the general industry as our primary source for competitive pay levels because HCA is significantly larger than its industry peers. See benchmarking discussion below for further information. Mr. Bovender’s total annual cash compensation for 2007 approximated the competitive median, and Mr. Johnson’s total annual cash compensation was slightly less than the median, while the other named executive officers’ pay fell within the range noted above for jobs that are compared to the market.

Cash compensation is currently more weighted towards salary rather than PEP than competitive practice among our general industry peers would suggest. Over time, we intend to continue moving towards a mix of cash compensation that will place a greater emphasis on annual performance-based compensation.

Although we look at competitive long-term equity incentive award values in similarly-sized general industry companies when assessing the competitiveness of our compensation programs, we did not base our 2007 stock option grants on these levels since equity is structured differently in closely held companies than in publicly-traded companies. As is typical in similar situations, the Investors wanted to share a certain percentage of the equity with executives shortly after the consummation of the Merger to establish performance objectives and incentives up front in lieu of annual grants to ensure our executive’s long-term economic interests would be aligned with those of the Investors. This pool of equity was then further allocated based on the executive’s anticipated impact on, and potential for, driving Company strategy and performance. The resulting total direct pay mix is heavily weighted towards performance-based pay (PEP plus stock options) rather than fixed pay, which the Committee believes reflects the compensation philosophy and objectives discussed above.

Compensation Process

While our 2007 named executive officer compensation was largely determined at the time of the Merger, the Committee ensures that executives’ pay levels are generally consistent with the compensation strategy described above, in part, by conducting annual assessments of competitive executive compensation. Management (but no named executive officer), in collaboration with the Committee’s independent consultant, Semler Brossy Consulting Group, LLC, collects and presents compensation data from similarly-sized general industry companies, based to the extent possible on comparable position matches and compensation components. The following nationally recognized survey sources were utilized in anticipation of establishing 2008 executive compensation:

		Number of
		Companies in
Survey	Revenue Scope (Median Revenue)	Sample

Towers Perrin	Greater than $20B ($35B)	61
Hewitt Associates	$10B - $25B ($14.0B)	66
Hewitt Associates	Greater than $25B ($46.9B)	43
Pearl Meyer	$20B - $30B ($25.4B)	12

These particular revenue scopes were selected because they were the closest approximations to HCA’s revenue size. Each survey that provided an appropriate position match and sufficient sample size to be used as a benchmark was weighted equally. For this purpose, the two Hewitt Associates surveys were considered as one survey, and we used a weighted average of the two surveys (65% for the $10B — $25B cut and 35% for the Greater than $25B).

Data was also collected from health care providers within our industry including Community Health Systems, Inc., Health Management Associates, Inc., Kindred Healthcare, Inc., LifePoint Hospitals, Inc., Tenet Healthcare Corporation, Triad Hospitals, Inc. (acquired by Community Health Systems, Inc. in July 2007) and Universal Health Services, Inc. These health care providers are used only as a secondary point of reference for industry practices since we are significantly larger than these companies. The data from this analysis did not affect named executive officer pay level decisions in 2007.

Consistent with our flexible compensation philosophy, the Committee is not required to approve compensation precisely reflecting the results of these surveys applied to our general benchmarks, and may also consider, among other factors (typically not reflected in these surveys): the requirements of the applicable employment agreements, the executive’s individual performance during the year, his or her projected role and responsibilities for the coming year, his or her actual and potential impact on the successful execution of Company strategy, recommendations from our chief executive officer and compensation consultants, an officer’s prior compensation, experience, and professional status, internal pay equity considerations, and employment market conditions and compensation practices within our peer group. The weighting of these and other relevant factors is determined on a case-by-case basis for each executive upon consideration of the relevant facts and circumstances.

Employment Agreements

It has been our past practice not to enter into employment agreements with any executive. However, in connection with the Merger, we entered into employment agreements with each of our named executive officers and certain other members of senior management to help ensure the retention of those executives critical to the future success of the Company. Among other things, these agreements set the executive’s compensation terms, their rights upon a termination of employment, and restrictive covenants around non-competition, non-solicitation, and confidentiality. These terms and conditions are further explained in the remaining portion of this Compensation Discussion and Analysis and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

Elements of Compensation

Base Salary

Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties. The threshold base salaries for our executives are set forth in their employment agreements. Given the employment agreements were executed in November 2006, we did not increase named executive officer base salaries in 2007. In light of our goal of decreasing the emphasis of base salary in our cash compensation mix, we do not intend to provide salary increases to any of our named executive officers in 2008, other than an approximate 5.3% increase in Mr. Johnson’s base salary in order to better align his salary with market for his position based on general industry surveys.

Annual Incentive Compensation: PEP

The PEP is intended to reward named executive officers for annual financial performance, with the goals of providing high quality health care for our patients and increasing shareholder value. Each named executive officer in the PEP is assigned an annual award target expressed as a percentage of salary ranging from 60% to 120% (see individual targets in table below). These targets are intended to provide a meaningful incentive for executives to achieve or exceed performance goals. They were set in 2007 based on the requirements of the applicable employment agreements.

The 2007 PEP was designed to provide 100% of the target award for target performance, 50% of the target award for a minimum acceptable (threshold) level of performance, and a maximum of 200% of the target award for maximum performance, while no payments are made for performance below threshold levels. The Committee believes this payout curve is consistent with competitive practice. More importantly, it promotes and rewards continuous growth as performance goals have consistently been set at increasingly higher levels each year. Actual awards under the PEP are generally determined using the following two steps:

1. The executive’s conduct must reflect our Mission and Values by upholding our Code of Conduct and following our compliance policies and procedures. This step is critical to reinforcing our commitment to integrity and the delivery of high quality health care. In the event the Committee determines the participant’s conduct during the fiscal year is not in compliance with the first step, he or she will not be eligible for an incentive award.

2. The actual award amount is determined based upon Company performance. In 2007, the PEP for all named executive officers, other than Mr. Hazen, incorporated one Company financial performance measure, Earnings before Interest, Taxes, Depreciation and Amortization (and excluding share-based compensation costs under SFAS 123(R)), or “EBITDA.” The Company EBITDA target for 2007 was $4.457 billion ($4.533 billion after adjustment) for the named executive officers. Mr. Hazen’s PEP, as the Western Group President was based 50% on Company EBITDA and 50% on Western Group EBITDA (with a Western Group EBITDA target for 2007 of $2.196 billion) to ensure his accountability for his group’s results. The Committee chose to base annual incentives on EBITDA for a number of reasons:

•	It effectively measures overall Company performance;

•	It is an important surrogate for cash flow, a critical metric related to paying down the Company’s significant debt obligation;

•	It is the key metric driving the valuation in the internal Company model, consistent with the valuation approach used by industry analysts; and

•	It is consistent with the metric used for the vesting of the financial performance portion of our option grants.

SFAS 123(R) costs are excluded from the calculation because like depreciation and amortization, which are also excluded from EBITDA, they do not represent a current cash cost. These EBITDA targets should not be understood as management’s predictions of future performance or other guidance and investors should not apply these in any other context. Our 2007 threshold and maximum goals were set at approximately +/- 3.6% of the target goal to reflect likely performance volatility.

Pursuant to the terms of the 2007 PEP and the named executive officer employment agreements, the Committee exercised its ability to make adjustments to the Company’s 2007 EBITDA performance target for dispositions of facilities and accounting changes occurring during the 2007 fiscal year.

While the named executive officers’ 2007 PEP targets were set in their applicable employment agreements, the Committee intends to set 2008 target performance goals based on realistic, though slightly aggressive, expectations of Company performance ensuring successful execution of our plans in order to realize the most value from these awards. While we do not intend to disclose our 2008 PEP EBITDA target as an understanding of that target is not necessary for a fair understanding of the named executive officers’ compensation for 2007 and could result in competitive harm and market confusion, we consistently set targets that require an increase in EBITDA year over year to promote continuous growth consistent with our business plan.

Upon review of the Company’s 2007 financial performance, the Committee determined that Company EBITDA performance for the fiscal year ended December 31, 2007 exceeded the 2007 maximum performance goal, as adjusted; therefore, pursuant to the terms of the 2007 PEP, awards for the named executive officers were paid out at the maximum level, with the exception of Mr. Hazen, whose award was paid out at 175.6% of his target amount, due to the 50% of his PEP based on the Western Group EBITDA, which exceeded the target but did not reach the maximum performance level (such amounts are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table). Accordingly, the 2007 PEP paid out as follows to the named executive officers:

	2007 Target PEP	2007 Actual PEP Award
Named Executive Officer	(% of Salary)	(% of Salary)

Jack O. Bovender, Jr. (Chairman and CEO)	120%	240%
Richard M. Bracken (President and COO)	90%	180%
R. Milton Johnson (Executive Vice President and CFO)	60%	120%
Samuel N. Hazen (President, Western Group)	60%	105%
Beverly B. Wallace (President, Shared Services Group)	60%	120%

For purposes of 2008 compensation, in consultation with Semler Brossy Consulting Group, the Committee re-evaluated the PEP structure including the use of EBITDA as the sole performance metric and the payout curve. We determined that the current structure continues to achieve our compensation objectives for our named executive officers, and therefore, with the exception of increasing PEP target opportunities by approximately 6% in lieu of salary increases, consistent with our goal to further emphasize performance-based pay, we generally intend to leave the program structure unchanged for the named executive officers.

Long-Term Equity Incentive Awards: Options

In connection with the Merger, the Board of Directors approved and adopted the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”). The purpose of the 2006 Plan is to:

•	Promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business;

•	Motivate management personnel by means of growth-related incentives to achieve long range goals; and

•	Further the alignment of interests of participants with those of our shareholders through opportunities for increased stock or stock-based ownership in the Company.

In January 2007, pursuant to the terms of the named executive officers’ respective employment agreements, the Committee approved long-term stock option grants to our named executive officers under the 2006 Plan consisting solely of a one-time stock option grant in lieu of annual long-term equity incentive award grants (“New Options”). In addition to the New Options granted in 2007, the Company committed to grant the named executive officers 2x Time Options in their respective employment agreements, as described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The Committee believes that stock options are the most effective long-term vehicle to directly align the interests of executives with those of our shareholders by motivating performance that results in the long-term appreciation of the Company’s value, since they only provide value to the executive if the value of the Company increases. As is typical in leveraged buyout situations, the Committee determined that granting all of the stock options (except the 2x Time Options) up front rather than annually was appropriate to aid in retaining key leaders critical to the Company’s success over the next several years and, coupled with the executives’ personal investments, provide an equity incentive and stake in the Company that directly aligns the long-term economic interests of the executives with those of the Investors.

The New Options have a ten year term and are divided so that 1/3 are time vested options, 1/3 are EBITDA-based performance vested options and 1/3 are performance options that vest based on investment return to the Sponsors, each as described below. The combination of time, performance and investor return based vesting of these awards is designed to compensate executives for long term commitment to the Company, while motivating sustained increases in our financial performance and helping ensure the Sponsors have received an appropriate return on their invested capital before executives receive significant value from these grants.

The time vested options are granted to aid in retention. Consistent with this goal, the time vested options granted in 2007 vest and become exercisable in equal increments of 20% on each of the first five anniversaries of the grant date. The time vested options have an exercise price equivalent to fair market value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value was determined reasonably and in good faith by the Board of Directors after consultation with the Chief Executive Officer and other advisors.

The EBITDA-based performance vested options are intended to motivate sustained improvement in long-term performance. Consistent with this goal, the EBITDA-based performance vested options granted in 2007 are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if certain annual EBITDA performance targets are achieved. These EBITDA performance targets were established at the time of the Merger and can be adjusted by the Board of Directors in consultation with the Chief Executive Officer as described below. We chose EBITDA as the performance metric since it is a key driver of our valuation and for other reasons as described above in the “Annual Incentive Compensation: PEP” section of this Compensation Discussion and Analysis. Due to the number of events that can occur within our industry in any given year that are beyond the control of management but may significantly impact our financial performance (e.g., health care regulations, industry-wide significant fluctuations in volume, etc.), we have incorporated “catch-up” vesting provisions. The EBITDA-based performance vested options may vest and become exercisable on a “catch up” basis, if at the end of any year noted above or at the end of fiscal year 2012, the cumulative total EBITDA earned in all prior years exceeds the cumulative EBITDA target at the end of such fiscal year.

As discussed above, we do not intend to disclose the 2008-2011 EBITDA performance targets as they reflect competitive, sensitive information regarding our budget. However, we deliberately set our targets at increasingly higher levels. Thus, while designed to be attainable, target performance levels for these years require strong, improving performance and execution which in our view provides an incentive firmly aligned with shareholder interests.

As with the EBITDA targets under our 2007 PEP, pursuant to the terms of the 2006 Plan and the Stock Option Agreements governing the 2007 grants, the Board of Directors, in consultation with our Chief Executive Officer, has the ability to adjust the established EBITDA targets for significant events, changes in accounting rules and other customary adjustment events. We believe these adjustments may be necessary in order to effectuate the intents and purposes of our compensation plans and to avoid unintended consequences that are inconsistent with these intents and purposes. The Board of Directors exercised its ability to make adjustments to the Company’s 2007-2011 EBITDA performance targets (including cumulative EBITDA targets) for facility dispositions and accounting changes occurring during the 2007 fiscal year.

The options that vest based on investment return to the Sponsors are intended to align the interests of executives with those of our principal shareholders to ensure shareholders receive their expected return on their investment before the executives can receive their gains on this portion of the option grant. These options vest and become exercisable with respect to 10% of the common stock subject to such options at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if the Investor Return (as defined below) is at least equal to two times the price paid to shareholders in the Merger (or $102.00), and with respect to an additional 10% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if the Investor Return is at least equal to two-and-a-half times the price paid to shareholders in the Merger (or $127.50). “Investor Return” means, on any of the first five anniversaries of the closing date of the Merger, or any date thereafter, all cash proceeds actually received by affiliates of the Sponsors after the closing date in respect of their common stock, including the receipt of any cash dividends or other cash distributions (including the fair market value of any distribution of common stock by the Sponsors to their limited partners), determined on a fully diluted, per share basis. The Sponsor investment return options also may become vested and exercisable on a “catch up” basis if the relevant Investor Return is achieved at any time occurring prior to the expiration of such options.

Upon review of the Company’s 2007 financial performance, the Committee determined that the Company achieved the 2007 EBITDA performance target of $4.407 billion ($4.420 billion after adjustment) under the New Option awards; therefore, pursuant to the terms of the 2007 Stock Option Agreements, 20% of each named executive officer’s EBITDA-based performance vested options vested as of December 31, 2007. Further, 20% of each named executive officer’s time vested options vested on the first anniversary of their grant date, January 30, 2008. No portion of the options that vest based on Investor Return vested as of the end of the 2007 fiscal year; however, such options remain subject to the “catch up” vesting provisions described above.

For additional information concerning the options awarded in 2007, see the Grants of Plan-Based Awards Table.

As discussed above, except in the cases of promotions or new hires, the Committee does not intend to award additional stock options to our named executive officers (other than the 2x Time Options the Company committed to grant the named executive officers in their respective employment agreements, as described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”). Grants made in connection with promotions and new hires will be formally approved by the Committee. The exercise price of grants made in connection with promotions and new hires will be based on the quarterly fair market value as determined reasonably and in good faith by the Board of Directors after consultation with the Chief Executive Officer and other advisors. Any option grants approved under the 2006 Plan in 2008 (other than the 2x Time Options) will be structured identical to those granted in 2007 except that the options will vest over a four year period rather than a five year period, with the time vested options vesting and becoming exercisable in equal increments of 25% on each of the first four anniversaries of the grant date, the EBITDA-based performance vested options being eligible to vest and become exercisable in equal increments of 25% at the end of fiscal years 2008, 2009, 2010 and 2011 if the applicable EBITDA performance targets are achieved (with the same “catch up” provision as described above), and the options that vest based on investment return to the Sponsors vesting and becoming exercisable with respect to 12.5% of the common stock subject to such options at the end of fiscal years 2008, 2009, 2010 and 2011 if the Investor Return (as defined above) is at least equal to two times the price paid to shareholders in the Merger (or $102.00), and with respect to an additional 12.5% at the end of fiscal years 2008, 2009, 2010 and 2011 if the Investor Return is at least equal to two-and-a-half times the price paid to shareholders in the Merger (or $127.50) (provided that the investor return options granted in 2008 may also become vested and exercisable on a “catch up” basis if the relevant Investor Return is achieved prior to the ninth anniversary of the grant date).

Ownership Guidelines

While we have maintained stock ownership guidelines in the past, as a non-listed company, we no longer have a policy regarding stock ownership guidelines. However, we do believe equity ownership aligns our executive officers’ interests with those of the Investors. Accordingly, all of our named executive officers were required to rollover at least half their pre-Merger equity and, therefore, maintain significant stock ownership in the Company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Retirement Plans

We maintain two qualified retirement plans, the HCA 401(k) Plan and the HCA Retirement Plan, to aid in retention and to assist employees in providing for their retirement. Generally all employees who have completed the required service are eligible to participate in these plans. Each of our named executive officers participates in both plans. For additional information on these plans, including amounts contributed by HCA in 2007 to the named executive officers, see the Summary Compensation Table and related footnotes and narratives and “Pension Benefits.”

Our key executives, including the named executive officers, also participate in two supplemental retirement programs. The Committee and the Board initially approved these supplemental programs to:

•	Recognize significant long-term contributions and commitments by executives to the Company and to performance over an extended period of time;

•	Induce our executives to continue in our employ through a specified normal retirement age (initially 62 through 65, but reduced to 60 upon the change in control at the time of the Merger in 2006); and

•	Provide a competitive benefit to aid in attracting and retaining key executive talent.

The Restoration Plan provides a benefit to replace the lost contributions due to the IRS compensation limit under Internal Revenue Code Section 401(a)(17). For additional information concerning the Restoration Plan, see “Nonqualified Deferred Compensation.”

Key executives also participate in the Supplemental Executive Retirement Plan, or the “SERP,” adopted in 2001. The SERP benefit brings the total value of annual retirement income to a specific income replacement level. For named executive officers with 25 years or more of service, this income replacement level is 60% of final average pay (base salary and PEP payouts) at normal retirement, a competitive level of benefit at the time the plan was implemented. Due to the Merger, all participants are fully vested in their SERP benefits and the plan is now frozen to new entrants. For additional information concerning the SERP, see “Pension Benefits.”

In the event a participant renders service to another health care organization within five years following retirement or termination of employment, he or she forfeits the rights to any further payment, and must repay any payments already made. This non-competition provision is subject to waiver by the Committee with respect to the named executive officers.

Personal Benefits

Our executive officers receive limited, if any, benefits outside of those offered to our other employees. Generally, we provide these benefits to increase travel and work efficiencies which allows for more productive use of the executive’s time. Mr. Bovender and Mr. Bracken are permitted to use the Company aircraft for personal trips, subject to the aircraft’s availability. Other named executive officers may have their spouses accompany them on business trips taken on the Company aircraft, subject to seat availability. In addition, there are times when it is appropriate for an executive’s spouse to attend events related to our business. On those occasions, we will pay for the travel expenses of the executive’s spouse. We will, on an as needed basis, provide mobile telephones and personal digital assistants to our employees and certain of our executive officers have obtained such devices through us. The value of these personal benefits, if any, is included in the executive officer’s income for tax purposes and, in certain limited circumstances, the additional income attributed to an executive officer as a result of one or more of these benefits will be grossed up to cover the taxes due on that income. Except as otherwise discussed herein, other welfare and employee-benefit programs are the same for all of our eligible employees, including our executive officers. For additional information, see footnote (6) to the Summary Compensation Table.

Severance and Change in Control Benefits

As noted above, all of our named executive officers have entered into employment agreements in connection with the Merger, which provide, among other things, each executive’s rights upon a termination of employment in exchange for non-competition, non-solicitation, and confidentiality covenants. We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. These benefits should reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. We also believe that these types of agreements are appropriate and customary in situations such as the Merger wherein the executives have made significant personal investments in the Company and that investment is generally illiquid for a significant period of time. Finally, we believe formalized severance arrangements are common benefits offered by employers competing for similar senior executive talent.

If employment is terminated by the Company without “cause” or by the executive for “good reason” (whether or not the termination was in connection with a change-in-control), the executive would be entitled to “accrued rights” (Cause, good reason and accrued rights are as defined in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”) plus:

•	Subject to restrictive covenants and the signing of a general release of claims, an amount equal to two times for Mr. Hazen and Ms. Wallace and three times in the case of Messrs. Bovender, Bracken, and Johnson the sum of base salary plus PEP paid or payable in respect of the fiscal year immediately preceding the fiscal year in which termination occurs, payable over a two year period;

•	Pro-rata bonus; and

•	Continued coverage under our group health plans during the period over which the cash severance is paid.

Additionally, unvested options will be forfeited, except as described below for Mr. Bovender.

Because we believe that a termination by the executive for good reason (a constructive termination) is conceptually the same as an actual termination by the Company without cause, we believe it is appropriate to provide severance benefits following such a constructive termination of the named executive officer’s employment. All of our severance provisions are believed to be within the realm of competitive practice and are intended to provide fair and reasonable compensation to the executive upon a termination event.

In light of his long-term service to the Company, in the event Mr. Bovender is terminated for any reason other than Cause after he has attained 62 years of age, (A) neither Mr. Bovender nor the Company will have any put or call rights with respect to his New Options granted following the Merger or stock acquired upon exercise of such options (see Item 13. “Certain Relationships and Related Transactions — Stockholder Agreements”), (B) the unvested New Options held by Mr. Bovender that vest solely based on the passage of time will vest as if his employment had continued through the next three anniversaries of their date of grant, (C) the unvested New Options held by Mr. Bovender that are performance options will remain outstanding and will vest, if at all, on the next three dates that they would have otherwise vested had his employment continued, based upon the extent to which performance goals are met, and (D) Mr. Bovender’s New Options will remain exercisable until the second anniversary of the last date on which his performance based New Options are eligible to vest, except that his new options that are granted with an option exercise price equal to two times that of his performance based options (“2x Time Options”) (the 2x Time Options were not granted in 2007) will remain exercisable until the fifth anniversary of the last date on which his performance based New Options are eligible to vest. Furthermore, we will continue to provide coverage for Mr. Bovender and his spouse under our group health plan (on the same basis as such coverage was provided immediately prior to termination of employment) until, in each case, he and his spouse attain 65 years of age.

Pursuant to the Stock Option Agreements governing the New Options granted in 2007 under the 2006 Plan, upon a Change in Control of the Company (as defined below), all unvested time vesting New Options (that have not otherwise terminated or become exercisable) shall become immediately exercisable. Performance vesting options that vest subject to the achievement of EBITDA targets will become exercisable upon a Change in Control of the Company if: (i) prior to the date of the occurrence of such event, all EBITDA targets have been achieved for years ending prior to such date; (ii) on the date of the occurrence of such event, the Company’s actual cumulative total EBITDA earned in all years occurring after the performance option grant date, and ending on the date of the Change in Control, exceeds the cumulative total of all EBITDA targets in effect for those same years; or (iii) the Investor Return is at least two-and-a-half times the price paid to the shareholders in the Merger (or $127.50). For purposes of the vesting provision set forth in clause (ii) above, the EBITDA target for the year in which the Change in Control occurs shall be equitably adjusted by the Board of Directors in good faith in consultation with the chief executive officer (which adjustment shall take into account the time during such year at which the Change in Control occurs). Performance vesting options that vest based on the investment return to the Sponsors will only vest upon the occurrence of a Change in Control if, as a result of such event, the applicable Investor Return (i.e., at least two times the price paid to the shareholders in the Merger for half of these options and at least two-and-one-half times the price paid to the shareholders in the Merger for the other half of these options) is also achieved in such transaction (if not previously achieved). “Change in Control” means in one or more of a series of transactions (i) the transfer or sale of all or substantially all of the assets of the Company (or any direct or indirect parent of the Company) to an Unaffiliated Person (as defined below); (ii) a merger, consolidation, recapitalization or reorganization of the Company (or any direct or indirect parent of the Company) with or into another Unaffiliated Person, or a transfer or sale of the voting stock of the Company (or any direct or indirect parent of the Company), an Investor, or any affiliate of any of the Investors to an Unaffiliated Person, in any such event that results in more than 50% of the common stock of the Company (or any direct or indirect parent of the Company) or the resulting company being held by an Unaffiliated Person; or (iii) a merger, consolidation, recapitalization or reorganization of the Company (or any direct or indirect parent of the Company) with or into another Unaffiliated Person, or a transfer or sale by the Company (or any direct or indirect parent of the Company), an Investor or any affiliate of any of the Investors, in any such event after which the Investors and their affiliates (x) collectively own less than 15% of the Common Stock of and (y) collectively have the ability to appoint less than 50% of the directors to the Board (or any resulting company after a merger). For purposes of this definition, the term “Unaffiliated Person” means a person or group who is not an Investor, an affiliate of any of the Investors or an entity in which any Investor holds, directly or indirectly, a majority of the economic interest in such entity.

Additional information regarding applicable payments under such agreements for the named executive officers is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Recoupment of Compensation

While we do not presently have any formal policies or practices that provide for the recovery or adjustment of amounts previously paid to a named executive officer in the event the operating results on which the payment was based were restated or otherwise adjusted, in such event we would reserve the right to seek all appropriate remedies available under the law.

Tax and Accounting Implications

Following the Merger and during 2007, the equity securities of HCA were not registered with the SEC; accordingly, Section 162(m) of the Internal Revenue Code, as amended (the “Code”) did not apply to the Company and was not considered in determining 2007 compensation.

The Committee operates its compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code. We account for stock based payments with respect to our long term equity incentive award programs in accordance with the requirements of SFAS 123(R).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Michael W. Michelson, Chairperson
George A. Bitar
John P. Connaughton
Thomas F. Frist, Jr., M.D.

Summary Compensation Table

The following table sets forth information regarding the compensation earned by the Chief Executive Officer, the Chief Financial Officer and our other three most highly compensated executive officers during 2007.

						Changes in
						Pension
					Non-Equity	Value and
			Restricted		Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
Name and Principal		Salary	Awards	Awards	Compensation	Compensation	Compensation
Positions	Year	($)(1)	($)(2)	($)(3)	($)(4)	Earnings ($)(5)	($)(6)	Total ($)

Jack O. Bovender, Jr.	2007	$1,620,228	—	$1,165,087	$3,888,547	—	$197,092	$6,870,954
Chairman and	2006	$1,535,137	$6,393,996	$6,714,520	$1,944,274	$10,715,751	$1,013,576	$28,317,254
Chief Executive Officer
Richard M. Bracken	2007	$1,060,872	—	$1,019,458	$1,909,570	$590,370	$142,932	$4,723,202
President, Chief	2006	$952,420	$2,937,283	$2,966,787	$954,785	$4,912,088	$514,772	$13,238,135
Operating Officer, Director
R. Milton Johnson	2007	$750,379	—	$728,189	$900,455	$509,442	$82,462	$2,970,927
Executive Vice President	2006	$655,016	$1,820,053	$1,787,629	$450,227	$1,848,700	$295,160	$6,856,785
and Chief Financial Officer
Samuel N. Hazen	2007	$788,672	—	$466,037	$830,779	$258,787	$84,767	$2,429,042
President — Western	2006	$688,438	$1,812,299	$1,787,629	$473,203	$1,828,748	$329,324	$6,919,641
Group
Beverly B. Wallace	2007	$700,000	—	$407,781	$840,000	$676,111	$75,013	$2,698,905
President — Shared Services Group

(1)	Salary amounts for 2006 do not include the value of restricted stock awards granted pursuant to the HCA Inc. Amended and Restated Management Stock Purchase Plan, which was terminated upon consummation of the Merger, (the “MSPP”) in lieu of a portion of annual salary. Such awards are included in the “Restricted Stock Awards” column. The 2006 base salary for each of Messrs. Bovender, Bracken, Johnson and Hazen, were $1,615,662, $1,057,882, $748,265 and $786,450, respectively.

(2)	Restricted Stock Awards for 2006 include all compensation expense recognized in our financial statements in 2006 in accordance with SFAS 123(R) with respect to restricted shares awarded to the named executive officers, including restricted shares awarded pursuant to the HCA 2005 Equity Incentive Plan (the “2005 Plan”) and predecessor plans, and restricted shares awarded pursuant to the MSPP. As a result of the Merger, all outstanding restricted shares vested and therefore all compensation expense with respect to restricted shares was recognized in 2006 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

(3)	Option Awards for 2007 include the compensation expense recognized in our financial statements for fiscal year 2007 in accordance with SFAS 123(R) with respect to New Options to purchase shares of our common stock awarded to the named executive officers under the 2006 Plan. See Note 3 to our consolidated financial statements.

Option Awards for 2006 include all compensation expense recognized in our financial statements for fiscal year 2006 in accordance with SFAS 123(R) with respect to options to purchase shares of our common stock awarded to the named executive officers, including options awarded pursuant to the 2005 Plan and predecessor plans. As a result of the Merger, all options outstanding at the time of the Merger vested and therefore all compensation expense with respect to such options was recognized in 2006 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

(4)	Non-Equity Incentive Plan Compensation for 2007 reflects amounts earned for the year ended December 31, 2007 under the 2007 PEP, which amounts will be paid in the first quarter of 2008 pursuant to the terms of the 2007 PEP. For 2007, the Company exceeded its maximum performance level, as adjusted, with respect to the Company’s EBITDA; therefore, pursuant to the terms of the 2007 PEP, awards under the 2007 PEP will be paid out to the named executive officers, at the maximum level, with the exception of Mr. Hazen, whose award will be paid out at 175.6% of the target amount, due to the 50% of his PEP based on the Western Group EBITDA, which exceeded the target but did not reach the maximum performance level.

Non-Equity Incentive Plan Compensation for 2006 reflects amounts paid under the 2006 PEP in November 2006, which amounts became due and payable to certain of our executive officers, including the named executive officers, as a result of the change in control of the Company upon consummation of the Merger.

(5)	All amounts for 2007 are attributable to changes in value of the SERP benefits. Assumptions used to calculate these figures are provided under the table titled “Pension Benefits.” The changes in the SERP benefit value during 2007 were impacted mainly by: (i) the passage of time which reflects another year of pay and service, (ii) the discount rate changing from 5.75% to 6.00%, which resulted in a decrease in the value and (iii) the use of the named executive officers’ actual elections compared to 2006 when benefits were valued assuming a 50% probability of electing a lump sum and a 50% probability of electing an annuity. All named executive officers elected a lump sum payment at retirement, with the exception of Mr. Bovender, who elected an annuity. The impact of each of these events on the SERP benefit values were:

	Bovender	Bracken	Johnson	Hazen	Wallace

Passage of Time	$(966,974)	$399,630	$510,118	$266,066	$549,404
Discount Rate Change	$(542,195)	$(351,603)	$(145,992)	$(186,325)	$(165,945)
Actual Election	$(1,322,788)	$542,343	$145,315	$179,046	$292,652

All amounts for 2006 are attributable to increases in value to the SERP benefits. In addition to the assumptions set forth under the table titled “Pension Benefits,” for the purposes of calculating the 2006 figures, benefits are valued assuming a 50% probability of electing a lump sum and a 50% probability of electing an annuity. Messrs. Bovender’s, Bracken’s Johnson’s and Hazen’s SERP benefit value increased in 2006 by $4,185,617, $1,272,074, $299,972, and $287,717, respectively, as a result of the passage of time. In 2006, their SERP benefit value further increased due to three special, one-time events: (i) the payments made under the 2006 Senior Officer PEP in November 2006 described in footnote (4) to the Summary Compensation Table, which had the effect of increasing the named executive officers’ current final average earnings; (ii) the Merger constituted a change in control under the terms of the SERP, which triggered a decrease in the normal retirement age under the SERP from age 65 (or 62 with 10 years of service) to age 60; and (iii) the Committee approved the amendment of the SERP to include a lump sum payment provision and to revise certain actuarial factors. The impact of each of these events on the SERP benefit values were:

	Bovender	Bracken	Johnson	Hazen

Timing of PEP payment	$2,593,533	$732,167	$293,215	$263,193
Change to retirement age	$1,250,090	$1,535,685	$576,907	$620,300
Lump sum provision and actuarial factors	$2,686,511	$1,372,162	$678,606	$657,538

(6)	2007 Amounts consist of:

•	Company contributions to our Retirement Plan, matching Company contributions to our 401(k) Plan and Company accruals for our Restoration Plan as set forth below.

	Bovender	Bracken	Johnson	Hazen	Wallace

HCA Retirement Plan	$19,388	$19,388	$19,388	$19,388	$19,388
HCA 401(k) matching contribution	$2,250	$3,375	$3,375	$3,375	$3,375
HCA Restoration Plan	$153,475	$91,946	$57,792	$62,004	$52,250

•	Personal use of corporate aircraft. In 2007, Messrs. Bovender and Bracken were allowed personal use of the Company airplane with an incremental cost of approximately $21,350 and $26,895, respectively, to the Company. Messrs. Johnson and Hazen and Ms. Wallace did not have any personal travel on the Company plane in 2007. We calculate the aggregate incremental cost of the personal use of Company aircraft based on a methodology that includes the average aggregate cost, on a per nautical mile basis, of variable expenses incurred in connection with personal plane usage, including trip-related maintenance, landing fees, fuel, crew hotels and meals, on-board catering, trip-related hangar and parking costs and other variable costs. Because our aircraft are used primarily for business travel, our incremental cost methodology does not include fixed costs of owning and operating aircraft that do not change based on usage. We grossed up the income attributed to Messrs. Bovender and Bracken with respect to certain trips on the Company plane. The additional income attributed to them as a result of gross ups was $629 and $863, respectively. In addition, we will pay the travel expenses of our executives’ spouses associated with travel to business related events at which spouse attendance is appropriate. We paid approximately $342 for travel by Mr. Bracken’s wife on a commercial airline and related expenses for such an event, and additional income of $123 was attributed to Mr. Bracken as a result of the gross up on such amount.

2006 Amounts consist of:

•	The cash payment received as a result of the deemed purchase under the MSPP. Salary amounts withheld on behalf of the participants in the MSPP through the closing date of the Merger were deemed to have been used to purchase shares of our common stock under the terms of the MSPP, using the closing date of the Merger as the last date of the applicable offering period, and then converted into the right to receive a cash payment equal to the number of shares deemed purchased under the MSPP multiplied by $51.00. Salary amounts were refunded to the participants, and they also received a cash payment equal to the difference between $51.00 and the deemed purchase price, multiplied by the number of shares the participant was deemed to have purchased. Messrs. Bovender, Bracken, Johnson and Hazen received cash payments of $20,860, $27,326, $24,157 and $25,379, respectively.

•	Company contributions to our Retirement Plan, matching Company contributions to our 401(k) Plan and Company accruals for our Restoration Plan in 2006 as set forth below.

	Bovender	Bracken	Johnson	Hazen

HCA Retirement Plan	$19,019	$19,019	$19,019	$19,019
HCA 401(k) matching contribution	$3,125	$3,300	$3,300	$3,300
HCA Restoration Plan	$856,424	$409,933	$212,109	$247,060

•	Dividends on restricted shares. On March 1, 2006, June 1, 2006 and September 1, 2006, we paid dividends of $0.15 per share, $0.17 per share and $0.17 per share, respectively, for each issued and outstanding share of common stock of HCA, including restricted shares. Messrs. Bovender, Bracken, Johnson and Hazen received aggregate dividends of $82,525, $42,030, $25,267 and $27,754, respectively, in 2006 in respect of restricted shares held by them.

•	Personal use of corporate aircraft. In 2006, each of Messrs. Bovender, Bracken, Johnson and Hazen were allowed personal use of the Company airplane with an incremental cost of approximately $30,336, $12,173, $11,308 and $6,812, respectively, to the Company, calculated as described above. We grossed up the income attributed to Messrs. Bovender and Bracken with respect to certain trips on the Company plane. The additional income attributed to them as a result of gross ups was $1,287 and $522, respectively. In addition, we will pay the travel expenses of our executives’ spouses associated with travel to business related events at which spouse attendance is appropriate. We paid approximately $469 for travel by Mr. Bracken’s wife on a commercial airline for such an event.

Grants of Plan-Based Awards

The following table provides information with respect to our 2007 PEP and options granted as part of the named executive officers’ long term equity incentive compensation awards made under the 2006 Plan during the 2007 fiscal year.

								All Other
								Option
		Estimated Possible Payouts			Estimated Possible Payouts			Awards:	Exercise or
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Base Price	Grant Date
		Plan Awards ($)(1)			Plan Awards (#)(2)			Securities	of Option	Fair Value
		Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	Awards	of Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Options(2)	($/sh)(2)	Awards(2)

Jack O. Bovender, Jr	1/30/2007	—	—	—	—	266,402	—	133,202	$51.00	$6,355,037
Jack O. Bovender, Jr	N/A	$972,137	$1,944,274	$3,888,547	—	—	—	—	—	—
Richard M. Bracken	1/30/2007	—	—	—	—	233,102	—	116,552	$51.00	$5,560,666
Richard M. Bracken	N/A	$477,392	$954,785	$1,909,570	—	—	—	—	—	—
R. Milton Johnson	1/30/2007	—	—	—	—	166,502	—	83,251	$51.00	$3,971,905
R. Milton Johnson	N/A	$225,114	$450,227	$900,455	—	—	—	—	—	—
Samuel N. Hazen	1/30/2007	—	—	—	—	106,560	—	53,281	$51.00	$2,542,007
Samuel N. Hazen	N/A	$236,602	$473,203	$946,406	—	—	—	—	—	—
Beverly B. Wallace	1/30/2007	—	—	—	—	93,240	—	46,621	$51.00	$2,224,258
Beverly B. Wallace	N/A	$210,000	$420,000	$840,000	—	—	—	—	—	—

(1)	Non-equity incentive awards granted each of the named executive officers pursuant to our 2007 PEP, as described in more detail under “Compensation Discussion and Analysis — Annual Incentive Compensation: PEP.” The amounts shown in the “Threshold” column reflect the threshold payment, which is 50% of the amount shown in the “Target” column. The amount shown in the “Maximum” column is 200% of the target amount. These amounts are based on the individual’s salary and position as of the date the 2007 Senior Officer PEP was approved by the Compensation Committee. Pursuant to the terms of the 2007 PEP, awards have already been determined and paid out to the named executive officers, at the maximum level, with the exception of Mr. Hazen, whose award vested and was paid out at 175.6% of the target amount. Messrs. Bovender, Bracken, Johnson and Hazen and Ms. Wallace will receive $3,888,547, $1,909,570, $900,455, $830,779 and $840,000, respectively, under the 2007 Senior Officer PEP; such amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Stock options awarded under the 2006 Plan by the Compensation Committee as part of the named executive officer’s long term equity incentive award. The New Options granted in 2007 are structured so that 1/3 are time vested options (vesting in five equal installments on the first five anniversaries of the grant date), 1/3 are EBITDA-based performance vested options and 1/3 are performance options that vest based on investment return to the Sponsors. The time vested options are reflected in the “All Other Option Awards: Number of Securities Underlying Options” column, and the EBITDA-based performance vested options and investment return performance vested options are both reflected in the “Estimated Possible Payouts Under Equity Incentive Plan Awards — Target” column. The terms of these option awards are described in more detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards — Stock Options.” The compensation expense recognized in our financial statements for fiscal year 2007 in accordance with SFAS 123(R) with respect to these option grants is reflected in the “Option Awards” column of the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Total Compensation

In 2007, total direct compensation, as described in the Summary Compensation Table, consisted primarily of base salary, annual PEP awards payable in cash, and long term stock option grants. This mix was intended to reflect our philosophy that a significant portion of an executive’s compensation should be equity-linked and/or tied to our operating performance. In addition, we provided an opportunity for executives to participate in two supplemental retirement plans. In 2006, by contrast, total compensation, as described in the Summary Compensation Table, was significantly impacted by the Merger and related one time events.

Options

In January 2007, New Options to purchase common stock of the Company were granted under the 2006 Plan to members of management and key employees, including the named executive officers. The New Options were designed to be long term equity incentive awards, constituting a one-time stock option grant in lieu of annual equity grants. The New Options granted in 2007 have a ten year term and are structured so that 1/3 are time vested options (vesting in five equal installments on the first five anniversaries of the grant date), 1/3 are EBITDA-based performance vested options and 1/3 are performance options that vest based on investment return to the Sponsors. The terms of the New Options granted in 2007 are described in greater detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards: Options.” Compensation expense associated with the New Option awards was recognized in 2007 in accordance with SFAS 123(R) and is included under the “Option Awards” column of the Summary Compensation Table. New Options granted to the named executive officers in 2007 are described in the Grants of Plan-Based Awards Table.

As a result of the Merger, all unvested awards under the 2005 Plan (and all predecessor equity incentive plans) vested in November 2006. Generally, all outstanding options under the 2005 Plan (and any predecessor plans) were cancelled and converted into the right to receive a cash payment equal to the number of shares of common stock underlying the option multiplied by the amount by which the Merger consideration of $51.00 per share exceeded the exercise price for the options (without interest and less any applicable withholding taxes). However, certain members of management, including the named executive officers, were given the opportunity to convert options held by them prior to consummation of the Merger into options to purchase shares of common stock of the surviving corporation (“Rollover Options”). Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted so that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options. All previously unrecognized compensation expense associated with the Rollover Options was recognized in 2006; therefore, we did not record any compensation expense related to the Rollover Options in 2007. New Options and Rollover Options held by the named executive officers are described in the Outstanding Equity Awards at Fiscal Year-End Table.

Employment Agreements

In connection with the Merger, on November 16, 2006, Hercules Holding entered into substantially similar employment agreements with each of the named executive officers and certain other executives, which agreements were shortly thereafter assumed by the Company and which agreements govern the terms of each executive’s employment. The term of employment under each of these agreements is indefinite and they are terminable by either party at any time; provided that an executive must give no less than 90 days notice prior to a resignation.

Each employment agreement sets forth the executive’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year, based upon the extent to which annual performance targets established by the Board of Directors are achieved. With respect to the 2007 fiscal year, each executive was eligible to earn under the 2007 PEP (i) a target bonus, if 2007 performance targets were met; (ii) a specified percentage of the target bonus, if “threshold” levels of performance were achieved but performance targets were not met; or (iii) a multiple of the target bonus if “maximum” performance goals were achieved, with the annual bonus amount being interpolated, in the sole discretion of the Board of Directors, for performance results that exceeded “threshold” levels but do not meet or exceed “maximum” levels. As described above, awards under the 2007 PEP have already been determined and paid out to the named executive officers, at the maximum level, with the exception of Mr. Hazen, whose award was paid out at 175.6% of his target amount. The employment agreements commit us to provide each executive with annual bonus opportunities in 2008 that are consistent with those applicable to the 2007 fiscal year, unless doing so would be adverse to our interests or the interests of our shareholders. For later fiscal years, the Board of Directors will set bonus opportunities in consultation with our Chief Executive Officer. Each employment agreement also sets forth the number of options that the executive received pursuant to the 2006 Plan as a percentage of the total equity initially made available for grants pursuant to the 2006 Plan. Such option awards, the New Options, were made January 30, 2007 and are described above.

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

In each of the employment agreements with the named executive officers, we also commit to grant, among the named executive officers and certain other executives, 10% of the options initially authorized for grant under the 2006 Plan at some time before November 17, 2011 (but with a good faith commitment to do so before a “change in control” (as defined in the 2006 Plan and set forth above) or a “public offering” (as defined in the 2006 Plan) and before the time when our Board of Directors reasonably believes that the fair market value of our common stock is likely to exceed the equivalent of $102.00 per share) at an exercise price per share that is the equivalent of $102.00 per share (“2x Time Options”). A percentage of these options will be vested at the time of the grant, such percentage corresponding to the elapsed percentage of the period measured between November 17, 2006 and November 17, 2011. When granted, these options will be allocated among the recipients by our Board of Directors in consultation with our chief executive officer based upon the perceived contributions of each recipient since November 17, 2006.

The terms of the 2x Time Options will otherwise be consistent with other time vesting options granted under the 2006 Plan. Additionally, pursuant to the employment agreements, we agree to indemnify each executive against any adverse tax consequences (including, without limitation, under Section 409A and 4999 of the Internal Revenue Code), if any, that result from the adjustment by us of stock options held by the executive in connection with Merger or the future payment of any extraordinary cash dividends.

In light of his long-term service to the Company, Mr. Bovender’s employment agreement provides for certain continued vesting of Mr. Bovender’s New Options and any issued 2x Time Options, upon any termination of his employment after he has attained 62 years of age (other than a termination for cause). Mr. Bovender’s agreement further provides that neither Mr. Bovender nor we will have any put or call rights with respect to his options granted pursuant to the 2006 Plan or stock acquired upon exercise of such options. The terms of Mr. Bovender’s employment agreement with respect to termination of his employment are described in greater detail under “Compensation Discussion and Analysis — Severance and Change in Control Agreements.”

Additional information with respect to potential payments to the named executive officers pursuant to their employment agreements and the 2006 Plan is contained in “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to options held by the named executive officers as of December 31, 2007.

			Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying	Option
	Unexercised	Unexercised	Unexercised	Exercise	Option
	Options	Options	Unearned	Price	Expiration
Name	Exercisable(#)(1)(2)	Unexercisable(#)(2)	Options(#)(2)	($)(3)(4)	Date

Jack O. Bovender, Jr	143,058	—	—	$12.75	1/25/2011
Jack O. Bovender, Jr	53,882	—	—	$12.75	1/24/2012
Jack O. Bovender, Jr	69,411	—	—	$12.75	1/29/2013
Jack O. Bovender, Jr	53,751	—	—	$12.75	1/29/2014
Jack O. Bovender, Jr	24,549	—	—	$12.75	1/27/2015
Jack O. Bovender, Jr	15,843	—	—	$12.75	1/26/2016
Jack O. Bovender, Jr	26,640	133,202	239,762	$51.00	1/30/2017
Richard M. Bracken	8,052	—	—	$12.75	3/22/2011
Richard M. Bracken	26,248	—	—	$12.75	7/26/2011
Richard M. Bracken	29,934	—	—	$12.75	1/24/2012
Richard M. Bracken	40,490	—	—	$12.75	1/29/2013
Richard M. Bracken	30,235	—	—	$12.75	1/29/2014
Richard M. Bracken	10,739	—	—	$12.75	1/27/2015
Richard M. Bracken	7,095	—	—	$12.75	1/26/2016
Richard M. Bracken	23,310	116,552	209,792	$51.00	1/30/2017
R. Milton Johnson	87,180	—	—	$12.75	3/4/2009
R. Milton Johnson	6,039	—	—	$12.75	3/22/2011
R. Milton Johnson	9,579	—	—	$12.75	1/24/2012
R. Milton Johnson	9,254	—	—	$12.75	1/29/2013
R. Milton Johnson	8,062	—	—	$12.75	1/29/2014
R. Milton Johnson	26,013	—	—	$12.75	7/22/2014
R. Milton Johnson	6,441	—	—	$12.75	1/27/2015
R. Milton Johnson	4,301	—	—	$12.75	1/26/2016

			Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying	Option
	Unexercised	Unexercised	Unexercised	Exercise	Option
	Options	Options	Unearned	Price	Expiration
Name	Exercisable(#)(1)(2)	Unexercisable(#)(2)	Options(#)(2)	($)(3)(4)	Date

R. Milton Johnson	16,650	83,251	149,852	$51.00	1/30/2017
Samuel N. Hazen	28,123	—	—	$12.75	3/4/2009
Samuel N. Hazen	6,039	—	—	$12.75	3/22/2011
Samuel N. Hazen	13,124	—	—	$12.75	7/26/2011
Samuel N. Hazen	19,158	—	—	$12.75	1/24/2012
Samuel N. Hazen	23,137	—	—	$12.75	1/29/2013
Samuel N. Hazen	16,797	—	—	$12.75	1/29/2014
Samuel N. Hazen	6,441	—	—	$12.75	1/27/2015
Samuel N. Hazen	4,301	—	—	$12.75	1/26/2016
Samuel N. Hazen	10,656	53,281	95,904	$51.00	1/30/2017
Beverly B. Wallace	6,039	—	—	$12.75	3/22/2011
Beverly B. Wallace	9,579	—	—	$12.75	1/24/2012
Beverly B. Wallace	13,882	—	—	$12.75	1/29/2013
Beverly B. Wallace	11,422	—	—	$12.75	1/29/2014
Beverly B. Wallace	4,601	—	—	$12.75	1/27/2015
Beverly B. Wallace	3,559	—	—	$12.75	1/26/2016
Beverly B. Wallace	9,324	46,621	83,916	$51.00	1/30/2017

(1)	Reflects Rollover Options, as further described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Options,” and the 20% of the named executive officer’s EBITDA-based performance vested New Options that vested as of December 31, 2007 (upon the Committee’s determination that the Company achieved the 2007 EBITDA performance target under the option awards, as adjusted, as described in more detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards: Options”).

(2)	Reflects New Options awarded in January 2007 under the 2006 Plan by the Compensation Committee as part of the named executive officer’s long term equity incentive award. The New Options granted in 2007 are structured so that 1/3 are time vested options (vesting in five equal installments on the first five anniversaries of the January 30, 2007 grant date), 1/3 are EBITDA-based performance vested options (vesting in equal increments of 20% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if certain annual EBITDA performance targets are achieved, subject to “catch up” vesting if at the end of any year noted above or at the end of fiscal year 2012, the cumulative total EBITDA earned in all prior years exceeds the cumulative EBITDA target at the end of such fiscal year) and 1/3 are performance options that vest based on investment return to the Sponsors (vesting with respect to 10% of the common stock subject to such options at the end of fiscal years 2007,2008, 2009, 2010 and 2011 if the Investor Return is at least $102.00 and with respect to an additional 10% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if the Investor Return is at least $127.50, subject to “catch up” vesting if the relevant Investor Return is achieved at any time occurring prior to January 30, 2017, so long as the named executive officer remains employed by the Company). The time vested options are reflected in the “Number of Securities Underlying Unexercised Options Unexercisable” column, and the EBITDA-based performance vested options and investment return performance vested options are both reflected in the “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” column (with the exception of the 20% of the EBITDA-based performance vested options that vested as of December 31, 2007, which are reflected in the “Number of Securities Underlying Unexercised Options Exercisable” column). The terms of these option awards are described in more detail under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Options.”

(3)	Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted such that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options.

(4)	The exercise price for the New Options granted under the 2006 Plan to the named executive officers on January 30, 2007 was equal to the fair value of our common stock on the date of the grant, as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors, pursuant to the terms of the 2006 Plan.

Option Exercises and Stock Vested

The named executive officers did not exercise any options during the fiscal year ended December 31, 2007.

Pension Benefits

Our SERP is intended to qualify as a “top-hat” plan designed to benefit a select group of management or highly compensated employees. There are no other defined benefit plans that provide for payments or benefits to any of the named executive officers. Information about benefits provided by the SERP is as follows:

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year

Jack O. Bovender, Jr	SERP	28	$18,246,560	$0
Richard M. Bracken	SERP	26	$8,466,708	$0
R. Milton Johnson	SERP	25	$2,449,445	$0
Samuel N. Hazen	SERP	25	$2,795,116	$0
Beverly B. Wallace	SERP	24	$4,568,671	$0

Mr. Bovender is eligible for normal retirement. Mr. Bracken and Ms. Wallace are eligible for early retirement. The remaining named executive officers have not satisfied the eligibility requirements for normal or early retirement. All of the named executive officers are 100% vested in their accrued SERP benefit.

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

Normal retirement eligibility requires attainment of age 60 for employees who were participants at the time of the change in control which occurred as a result of the Merger, including all of the named executive officers. Early retirement eligibility requires age 55 with 20 or more years of service. The service requirement for early retirement is waived for employees participating in the SERP at the time of its inception in 2001, including all of the named executive officers. The “life annuity amount” payable to a participant who takes early retirement is reduced by three percent for each full year or portion thereof that the participant retires prior to normal retirement age.

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

The “actuarial factors” include (a) interest at the long term Applicable Federal Rate under Section 1274(d) of the Code or any successor thereto as of the first day of November preceding the plan year in or for which a benefit amount is calculated, and (b) mortality based on the prevailing commissioner’s standard table (as described in Code section 807(d)(5)(A)) used in determining reserves for group annuity contracts.

Credited service does not include any amount other than service with us or one of our subsidiaries.

Assumptions

The Present Value of Accumulated Benefit is based on a measurement date of December 31, 2007. The measurement date for valuing plan liabilities on our balance sheet is September 30, 2007, but the measurement date will be changed at the end of Fiscal 2008 in accordance with the requirements of Statement of Financial Accounting Standards No. 158. Using a December 31 measurement date will produce consistent results year to year and make sure the most up-to-date pay information is included.

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

Supplemental Information

In the event a participant renders service to another health care organization within five years following retirement or termination of employment, he or she forfeits his rights to any further payment, and must repay any benefits already paid. This non-competition provision is subject to waiver by the Committee with respect to the named executive officers.

Nonqualified Deferred Compensation

Amounts shown in the table are attributable to the HCA Restoration Plan, an unfunded, nonqualified defined contribution plan designed to restore benefits under the HCA Retirement Plan based on compensation in excess of Code Section 401(a)(17) compensation limit ($225,000 in 2007).

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance
	in Last	in Last	in Last	Withdrawals/	at Last
Name	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Fiscal Year

Jack O. Bovender, Jr	$0	$153,475	$193,899	$0	$3,043,444
Richard M. Bracken	$0	$91,946	$101,171	$0	$1,596,790
R. Milton Johnson	$0	$57,792	$46,985	$0	$654,139
Samuel N. Hazen	$0	$62,004	$54,424	$0	$873,713
Beverly B. Wallace	$0	$52,250	$32,384	$0	$538,766

All of the amounts in the column titled “Registrant Contributions in Last Fiscal Year” above were also included in the column titled “All Other Compensation” of the Summary Compensation Table. The following amounts from the column titled “Aggregate Balance at Last Fiscal Year” have been reported in the Summary Compensation Tables in prior years:

	Restoration Contribution
Name	2001	2002	2003	2004	2005	2006

Jack O. Bovender, Jr	$187,193	$268,523	$289,899	$363,481	$295,062	$856,424
Richard M. Bracken	$87,924	$146,549	$162,344	$192,858	$172,571	$409,933
R. Milton Johnson	—	—	—	—	$71,441	$212,109
Samuel N. Hazen	—	—	$79,510	$101,488	$97,331	$247,060

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

Messrs. Bovender, Bracken, Johnson and Hazen and Ms. Wallace have 28 years of service, 26 years of service, 25 years of service, 25 years of service and 24 years of service, respectively. Hypothetical account balances are increased or decreased with investment earnings based on the actual investment return in the underlying qualified retirement plan trust (the HCA Retirement Plan).

Eligible employees make a one time election prior to participation (or prior to December 31, 2006, if earlier) regarding the form of distribution of the benefit. Participants choose between a lump sum and five or ten installments. Distributions are paid (or begin) during the July following the year of termination of employment or retirement. All balances not exceeding $500,000 are automatically paid as a lump sum. If no election is made, the benefit is paid in a lump sum.

Supplemental Information

In the event a participant renders service to another health care organization within five years following retirement or termination of employment, he or she forfeits the rights to any further payment, and must repay any payments already made. This non-competition provision is subject to waiver by the Committee with respect to the named executive officers.

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2007, assuming the executive’s employment terminates or the Company undergoes a Change in Control (as defined in the 2006 Plan and set forth above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Options”) effective December 31, 2007. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Jack O. Bovender, Jr.

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$10,693,505	—	$10,693,505	—	—	—

Non-Equity Incentive Bonus(2)	$3,888,547	$3,888,547	$3,888,547	$3,888,547	—	$3,888,547	$3,888,547	$3,888,547	$3,888,547

Unvested Stock Options(3)	$2,656,008	$2,656,008	$2,656,008	$2,656,008	—	$2,656,008	$2,656,008	$2,656,008	$3,718,451

SERP(4)	$18,187,579	$18,187,579	$18,187,579	$18,187,579	$18,187,579	$18,187,579	$18,187,579	$15,161,849	—

Retirement Plans(5)	$3,312,944	$3,312,944	$3,312,944	$3,312,944	$3,312,944	$3,312,944	$3,312,944	$3,312,944	—

Health and Welfare Benefits(6)	—	—	—	$20,126	—	—	—	—	—

Disability Income(7)	—	—	—	—	—	—	$1,193,168	—	—

Life Insurance Benefits(8)	—	—	—	—	—	—	—	$2,021,000	—

Accrued Vacation Pay	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	—

Total	$28,269,417	$28,269,417	$28,269,417	$38,983,048	$21,724,862	$38,962,922	$29,462,585	$27,264,687	$7,606,998

(1)	Represents the amounts Mr. Bovender would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Bovender would be entitled to receive for the 2007 fiscal year pursuant to the 2007 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2007 PEP and — Employment Agreements.”

(3)	The amount set forth in the “Voluntary Termination,” “Early Retirement,” “Normal Retirement,” “Involuntary Termination Without Cause,” “Voluntary Termination for Good Reason,” “Disability” and “Death” columns represents the intrinsic value of all unvested stock options, which, pursuant to Mr. Bovender’s employment agreement, will continue to vest after the termination of his employment (other than a termination for cause), calculated as the difference between the exercise price of Mr. Bovender’s unvested New Options subject to such continued vesting provision and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the 2008, 2009 and 2010 EBITDA performance targets under the option awards are achieved by the Company and that the Company achieves an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of each of the 2008, 2009 and 2010 fiscal years, respectively. See “Compensation Discussion and Analysis — Severance and Change in Control Agreements.”

The amount set forth in the “Change in Control” column represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Bovender’s unvested New Options and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2007 fiscal year.

(4)	Reflects the present value of the stream of payments from the SERP based on Mr. Bovender’s election of an annuity.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bovender would be entitled. The value includes $230,447 from the HCA Retirement Plan, $39,053 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $3,043,444 from the HCA Restoration Plan.

(6)	Reflects the present value of the medical premiums for Mr. Bovender and his spouse from termination to age 65 as required pursuant to Mr. Bovender’s employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(7)	Reflects the estimated lump sum present value of all future payments which Mr. Bovender would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period until age 65.

(8)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bovender. Mr. Bovender’s payment upon death while actively employed includes $1,621,000 of Company-paid life insurance and $400,000 from the Executive Death Benefit Plan.

Richard M. Bracken

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$6,046,970	—	$6,046,970	—	—	—

Non-Equity Incentive Bonus(2)	$1,909,570	$1,909,570	$1,909,570	$1,909,570	—	$1,909,570	$1,909,570	$1,909,570	$1,909,570

Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$3,253,650

SERP(4)	$11,301,668	$11,301,668	—	$11,301,668	$11,301,668	$11,301,668	$11,301,668	$10,091,220	—

Retirement Plans(5)	$2,851,439	$2,851,439	$2,851,439	$2,851,439	$2,851,439	$2,851,439	$2,851,439	$2,851,439	—

Health and Welfare Benefits	—	—	—	—	—	—	—	—	—

Disability Income(6)	—	—	—	—	—	—	$1,840,091	—	—

Life Insurance Benefits(7)	—	—	—	—	—	—	—	$1,136,000	—

Accrued Vacation Pay	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	—

Total	$16,209,567	$16,209,567	$4,907,899	$22,256,537	$14,299,997	$22,256,537	$18,049,658	$16,135,119	$5,163,220

(1)	Represents amounts Mr. Bracken would be entitled to receive pursuant to his employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Bracken would be entitled to receive for the 2007 fiscal year pursuant to the 2007 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2007 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Bracken’s unvested New Options and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2007 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2007 interest rate of 4.90%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bracken would be entitled. The value includes $838,974 from the HCA Retirement Plan, $415,675 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $1,596,790 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Bracken would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bracken. Mr. Bracken’s payment upon death while actively employed includes $1,061,000 of Company-paid life insurance and $75,000 from the Executive Death Benefit Plan.

R.	Milton Johnson

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$3,601,819	—	$3,601,819	—	—	—

Non-Equity Incentive Bonus(2)	$900,455	$900,455	$900,455	$900,455	—	$900,455	$900,455	$900,455	$900,455

Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$2,324,037

SERP(4)	$3,784,405	—	—	$3,784,405	$3,784,405	$3,784,405	$3,784,405	$3,614,021	—

Retirement Plans(5)	$1,751,272	$1,751,272	$1,751,272	$1,751,272	$1,751,272	$1,751,272	$1,751,272	$1,751,272	—

Health and Welfare Benefits	—	—	—	—	—	—	—	—	—

Disability Income(6)	—	—	—	—	—	—	$2,087,441	—	—

Life Insurance Benefits(7)	—	—	—	—	—	—	—	$751,000	—

Accrued Vacation Pay	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899	$103,899	—

Total	$6,540,031	$2,755,626	$2,755,626	$10,141,850	$5,639,576	$10,141,850	$8,627,472	$7,120,647	$3,224,492

(1)	Represents amounts Mr. Johnson would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Johnson would be entitled to receive for the 2007 fiscal year pursuant to the 2007 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2007 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Johnson’s unvested New Options and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2007 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2007 interest rate of 4.90%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Johnson would be entitled. The value includes $286,055 from the HCA Retirement Plan, $811,078 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $654,139 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Johnson would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Johnson. Mr. Johnson’s payment upon death while actively employed includes $751,000 of Company-paid life insurance.

Samuel N. Hazen

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$2,523,750	—	$2,523,750	—	—	—

Non-Equity Incentive Bonus(2)	$830,779	$830,779	$830,779	$830,779	—	$830,779	$830,779	$830,779	$830,779

Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$1,487,374

SERP(4)	$4,180,799	—	—	$4,180,799	$4,180,799	$4,180,799	$4,180,799	$4,150,932	—

Retirement Plans(5)	$1,447,316	$1,447,316	$1,447,316	$1,447,316	$1,447,316	$1,447,316	$1,447,316	$1,447,316	—

Health and Welfare Benefits	—	—	—	—	—	—	—	—	—

Disability Income(6)	—	—	—	—	—	—	$2,354,661	—	—

Life Insurance Benefits(7)	—	—	—	—	—	—	—	$789,000	—

Accrued Vacation Pay	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	—

Total	$6,568,095	$2,387,296	$2,387,296	$9,091,845	$5,737,316	$9,091,845	$8,922,756	$7,327,228	$2,318,153

(1)	Represents amounts Mr. Hazen would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Hazen would be entitled to receive for the 2007 fiscal year pursuant to the 2007 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2007 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Hazen’s unvested New Options and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2007 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2007 interest rate of 4.90%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Hazen would be entitled. The value includes $314,823 from the HCA Retirement Plan, $258,780 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $873,713 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Hazen would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Hazen. Mr. Hazen’s payment upon death while actively employed with the Company includes $789,000 of the Company-paid life insurance.

Beverly B. Wallace

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$2,240,000	—	$2,240,000	—	—	—

Non-Equity Incentive Bonus(2)	$840,000	$840,000	$840,000	$840,000	—	$840,000	$840,000	$840,000	$840,000

Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$1,301,454

SERP(4)	$5,408,794	$5,408,794	—	$5,675,914	$5,408,794	$5,675,914	$5,408,794	$4,895,534	—

Retirement Plans(5)	$1,001,983	$1,001,983	$1,001,983	$1,001,983	$1,001,983	$1,001,983	$1,001,983	$1,001,983	—

Health and Welfare Benefits	—	—	—	—	—	—	—	—	—

Disability Income(6)	—	—	—	—	—	—	$1,515,467	—	—

Life Insurance Benefits(7)	—	—	—	—	—	—	—	$700,000	—

Accrued Vacation Pay	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	—

Total	$7,347,700	$7,347,700	$1,938,906	$9,854,820	$6,507,700	$9,854,820	$8,863,167	$7,534,440	$2,141,454

(1)	Represents amounts Ms. Wallace would be entitled to receive pursuant to her employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Ms. Wallace would be entitled to receive for the 2007 fiscal year pursuant to the 2007 PEP and her employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2007 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Ms. Wallace’s unvested New Options and the fair value price of our common stock on December 31, 2007 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($60.97 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2007 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2007 interest rate of 4.90%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Ms. Wallace would be entitled. The value includes $290,057 from the HCA Retirement Plan, $173,160 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $538,766 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Ms. Wallace would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Ms. Wallace. Ms. Wallace’s payment upon death while actively employed includes $700,000 of Company-paid life insurance.

Director Compensation

During the year ended December 31, 2007, none of our directors received compensation for their service as a member of our Board. Our directors are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee of the Board of Directors was composed of Michael W. Michelson, George A. Bitar, John P. Connaughton and Thomas F. Frist, Jr., M.D. Dr. Frist served as an executive officer and Chairman of our Board of Directors from January 2001 to January 2002. From July 1997 to January 2001, Dr. Frist served as our Chairman and Chief Executive Officer. Dr. Frist served as Vice Chairman of the Board of Directors from April 1995 to July 1997 and as Chairman from February 1994 to April 1995. He was Chairman, Chief Executive Officer and President of HCA-Hospital Corporation of America from 1988 to February 1994.

Dr. Frist is the father of Thomas F. Frist III, who also serves as a director. None of the other members of the Compensation Committee have at any time been an officer or employee of HCA or any of its subsidiaries. Each member of the Compensation Committee is also a manager of Hercules Holding, and the Amended and Restated Limited Liability Company Agreement of Hercules Holding requires that the members of Hercules Holding take all necessary action to ensure that the persons who serves as managers of Hercules Holding also serve on our Board of Directors. Messrs. Michelson, Bitar and Connaughton are affiliated with Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity, and Bain Capital Partners, respectively, each of which is a party to the sponsor management agreement with us. Dr. Frist and certain other members of the Frist family, are also party to the sponsor management agreement with us. The Amended and Restated Limited Liability Company Agreement of Hercules Holding and the sponsor management agreement are described in greater detail in Item 13, “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2008 for:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

The percentages of shares outstanding provided in the tables are based on 94,171,740 shares of our common stock, par value $0.01 per share, outstanding as of February 29, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

The address of each of our directors and executive officers listed below is c/o HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Name of Beneficial Owner	Number of Shares	Percent

Hercules Holding II, LLC	91,845,692(1)	97.5%
Christopher J. Birosak	(1)	—
George A. Bitar	(1)	—
Jack O. Bovender, Jr.	535,556(2)	*
Richard M. Bracken	280,896(3)	*
John P. Connaughton	(1)	—
Thomas F. Frist, Jr., M.D.	(1)	—
Thomas F. Frist III	(1)	—
Christopher R. Gordon	(1)	—
Samuel N. Hazen	158,432(4)	*
R. Milton Johnson	190,169(5)	*
Michael W. Michelson	(1)	—
James C. Momtazee	(1)	—
Stephen G. Pagliuca	(1)	—
Peter M. Stavros	(1)	—
Nathan C. Thorne	(1)	—
Beverly B. Wallace	70,130(6)	*
All directors and executive officers as a group (34 persons)	2,260,886(7)	2.4

*	Less than one percent.

(1)	Hercules Holding holds 91,845,692 shares, or 97.5%, of our outstanding common stock. Hercules Holding is held by a private investor group, including affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. LLC (“KKR”) and Merrill Lynch Global Private Equity (“MLGPE”), and affiliates of HCA founder Dr. Thomas F. Frist, Jr., who is a director of the Company, including Mr. Thomas F. Frist III, who also serves as a director. Messrs. Connaughton, Gordon and Pagliuca are affiliated with Bain, which indirectly holds 23,373,333 shares, or 24.8%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Messrs. Michelson, Momtazee and Stavros are affiliated with KKR, which indirectly holds 23,373,332 shares, or 24.8%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Messrs. Birosak, Bitar and Thorne are affiliated with MLGPE, which indirectly holds 23,373,333 shares, or 24.8%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Dr. Frist may be deemed to indirectly beneficially hold 17,804,125 shares, or 18.9%, of our outstanding common stock through his interests in Hercules Holding; and Mr. Frist may be deemed to indirectly beneficially hold 8,130,780 shares, or 8.6%, of our outstanding common stock through his interests in Hercules Holding. The principal office addresses of Hercules Holding are c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199, c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025, c/o Merrill Lynch Global Private Equity, Four World Financial Center, Floor 23, New York, NY 10080 and c/o Dr. Thomas F. Frist, Jr., 3100 West End Ave., Suite 500, Nashville, TN 37203.

(2)	Includes 413,774 shares issuable upon exercise of options.

(3)	Includes 199,413 shares issuable upon exercise of options.

(4)	Includes 138,432 shares issuable upon exercise of options.

(5)	Includes 190,169 shares issuable upon exercise of options.

(6)	Includes 67,730 shares issuable upon exercise of options.

(7)	Includes 1,830,890 shares issuable upon exercise of options.

This table provides certain information as of December 31, 2007 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a) )

Equity compensation plans approved by security holders	11,171,500	$43.54	1,733,700
Equity compensation plans not approved by security holders	—	—	—

Total	11,171,500	$43.54	1,733,700

*	For additional information concerning our equity compensation plans, see the discussion in Note 3 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

Stockholder Agreements

On January 30, 2007, our Board of Directors awarded to members of management and certain key employees New Options to purchase shares of our common stock (New Options together with the Rollover Options, “Options”) pursuant to the 2006 Plan. Our Compensation Committee approved additional option awards periodically throughout the year ended December 31, 2007 to members of management and certain key employees in cases of promotions and new hires. In connection with their option awards, the participants under the 2006 Plan were required to enter into a Management Stockholder’s Agreement, a Sale Participation Agreement, and an Option Agreement with respect to the New Options. Below are brief summaries of the principal terms of the Management Stockholder’s Agreement and the Sale Participation Agreement each of which are qualified in their entirety by reference to the agreements themselves, forms of which were filed as Exhibits 10.12 and 10.13, respectively, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The terms of the Option Agreement with respect to New Options and the 2006 Plan are described in more detail in Item 11, “Executive Compensation — Compensation Discussion and Analysis — Long Term Equity Incentive Awards.”

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

Sponsor Management Agreement

In connection with the Merger, we entered into a management agreement with affiliates of each of the Sponsors and certain members of the Frist family, including Thomas F. Frist, Jr., M.D. and Thomas F. Frist III, pursuant to which such entities or their affiliates will provide management services to us. Pursuant to the agreement, in 2007, we paid aggregate management fees of $16.85 million (comprised of approximately $1.85 million for the period of 2006 following the Merger and $15 million for 2007) and reimbursed out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the aggregate annual management fee, initially set at $15 million, increases annually beginning in 2008 at a rate equal to the percentage increase of Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year. The agreement also provides that we will pay a one percent fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. No fees were paid under either of these provisions in 2007. The agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates and the Frists.

Other Relationships

In connection with the Merger, pursuant to the Offer to Purchase and Consent Solicitation dated October 6, 2006, we repurchased approximately $1.3 billion in the aggregate of our outstanding 8.850% Medium Term Notes due 2007, 7.000% Notes due 2007, 7.250% Notes due 2008, 5.250% Notes due 2008 and 5.500% Notes due 2009. Merrill Lynch & Co., along with other institutions, served as a dealer manager and solicitation agent in connection with the offer and consent solicitation. In consideration of their services in such capacity, $415,000 was paid to Merrill Lynch & Co.

On February 16, 2007, we entered into Amendment No. 1 to our senior secured Credit Agreement, dated November 17, 2006, among HCA Inc., HCA UK Capital Limited and the lending institutions from time to time parties thereto. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), along with other institutions, served as joint lead arranger and joint bookrunner, and Merrill Lynch Capital Corporation (“MLCC”) served as documentation agent. In consideration of their services in such capacity, $765,000 was paid to MLPFS and MLCC.

Merrill Lynch & Co., MLPFS and MLCC are affiliates of certain funds which hold substantial interests in Hercules Holding and Christopher J. Birosak, George A. Bitar and Nathan C. Thorne, who serve on our Board of Directors.

In 2007, we paid approximately $25 million to HCP, Inc. (NYSE: HCP), representing the aggregate annual lease payments for certain medical office buildings leased by the Company. Charles A. Elcan is an executive officer of HCP, Inc. and is the son-in-law and brother-in-law of Dr. Thomas F. Frist, Jr. and Thomas F. Frist, III, respectively, who are members of our Board of Directors.

Christopher S. George serves as the chief executive officer of an HCA-affiliated hospital, and in 2007, Mr. George received total compensation in respect of base salary and bonus of approximately $272,000 for his services. Mr. George also received certain other benefits, including awards of equity, customary to similar positions within the Company. Mr. George’s father, V. Carl George, is an executive officer of HCA.

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

Though not formally considered by our Board because our common stock is not currently registered with the SEC or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that any of our directors would be considered “independent” because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which owns 97.5% of our outstanding common stock, and other relationships with us. See “Certain Relationships and Related Transactions.” Accordingly, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee, the members of our Audit and Compliance committee, would meet the independence requirements or Rule 10A-1 of the Exchange Act or the NYSE’s audit committee independence requirements, or that Messrs. Michelson, Bitar, Connaughton or Frist, the members of our

Compensation Committee, would meet the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.

Item 14.	Principal Accountant Fees and Services

The Audit and Compliance Committee has appointed Ernst & Young LLP as our independent registered public accounting firm. The independent registered public accounting firm will audit our consolidated financial statements for 2008 and the effectiveness of our internal controls over financial reporting as of December 31, 2008.

Audit Fees.  The aggregate audit fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, for the audit of the effectiveness of the Company’s internal control over financial reporting, under the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings totaled $8.9 million for 2007 and $9.0 million for 2006.

Audit-Related Fees.  The aggregate fees billed by Ernst & Young LLP for assurance and related services not described above under “Audit Fees” were $1.3 million for 2007 and $1.5 million for 2006. Audit-related services principally include audits of certain of our subsidiaries and benefit plans.

Tax Fees.  The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning were $2.2 million for 2007 and $1.6 million for 2006.

All Other Fees.  The aggregate fees billed by Ernst & Young LLP for products or services other than those described above were $749,000 for 2007 and $79,000 for 2006.

The Board of Directors has adopted an Audit and Compliance Committee Charter which, among other things, requires the Audit and Compliance Committee to preapprove all audit and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.

All services performed for us by Ernst & Young LLP in 2007 were preapproved by the Audit and Compliance Committee. The Audit and Compliance Committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. Our preapproval policy provides that the Audit and Compliance Committee shall preapprove nonaudit services and audit-related services. Any decisions to preapprove any services shall be presented to the Audit and Compliance Committee at its next scheduled meeting.

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

3. List of Exhibits

2.1		—	Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).
3.1		—	Amended and Restated Certificate of Incorporation of the Company.
3.2		—	Amended and Restated Bylaws of the Company.
4.1		—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2		—	Indenture, dated November 17, 2006, among HCA Inc., the guarantors party thereto and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.3		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.4		—	Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.5		—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and the Initial Purchasers (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.6(a)	—	Form of 9 1/8% Senior Secured Notes due 2014 (included in Exhibit 4.2).
4	.6(b)	—	Form of 9 1/4% Senior Secured Notes due 2016 (included in Exhibit 4.2).
4	.6(c)	—	Form of 9 5/8%/10 3/8% Senior Secured Toggle Notes due 1016 (included in Exhibit 4.2).
4	.7(a)	—	$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.7(b)	—	Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as Joint Bookrunners and Merrill Lynch Capital Corporation, as Documentation Agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

4.8		—	U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.9		—	Security Agreement, dated November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.10		—	Pledge Agreement, dated November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.11 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.11		—	$2,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.12 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.12		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.13(a)	—	General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.13(b)	—	Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.14		—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., Hercules Holding II, LLC and certain other parties thereto.
4.15		—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit(g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.16		—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4	.17(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4	.17(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4	.17(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4	.17(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
4	.17(e)	—	Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).

4.18		—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.19		—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 20, 1994, and incorporated herein by reference).
4.20		—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.21		—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.22		—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.23		—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.24		—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.25		—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1995, and incorporated herein by reference).
4.26		—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 2, 1996, and incorporated herein by reference).
4	.27(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4	.27(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.28		—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2000, and incorporated herein by reference).
4	.29(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4	.29(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4	.30(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4	.30(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4	.31(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4	.31(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4	.32(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4	.32(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4	.33(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4	.33(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.34		—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.35		—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004, and incorporated herein by reference).
4.36		—	5.500% Note due 2009 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).

4	.37(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4	.37(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4	.38(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4	.38(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
10	.1(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10	.1(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.2		—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.3		—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.4		—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.5		—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.6		—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*
10.7		—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.8		—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference);.*
10.9		—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.10		—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.11		—	2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.12		—	Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.13		—	Sale Participation Agreement dated November 17, 2006 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.14		—	Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.15		—	Form of Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*

10.16		—	Form of Option Agreement (2008).*
10.17		—	Exchange and Purchase Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.18		—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.19		—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.20		—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.21		—	Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist, III, and Merrill Lynch Global Partners, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.22		—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10	.23(a)	—	HCA Supplemental Executive Retirement Plan dated as of July 1, 2001 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10	.23(b)	—	First Amendment to the HCA Supplemental Executive Retirement Plan (filed as Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference).*
10	.23(c)	—	Second Amendment to Supplemental Executive Retirement Plan dated November 16, 2006.*
10.24		—	HCA Restoration Plan dated as of January 1, 2001 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.25		—	HCA Inc. 2006 Senior Officer Performance Excellence Program (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed February 1, 2006, and incorporated herein by reference).*
10.26		—	HCA Inc. 2007 Senior Officer Performance Excellence Program (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.27		—	HCA Inc. 2008-2009 Senior Officer Performance Excellence Program.*
10	.28(a)	—	Employment Agreement dated November 16, 2006 (Jack O. Bovender Jr.) (filed as Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.28(b)	—	Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.28(c)	—	Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.28(d)	—	Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.28(e)	—	Employment Agreement dated November 16, 2006 (Beverly B. Wallace).*

10	.28(f)	—	2008 Named Executive Officer Salaries and Performance Excellence Program Targets.*
10.29		—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.30		—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10	.31(a)	—	$2.5 billion Credit Agreement, dated November 9, 2004, by and among the Company, the several banks and other financial institutions from time to time parties hereto, J.P. Morgan Securities Inc., as Sole Advisor, Lead Arranger and Bookrunner, certain other agents and arrangers and JPMorgan Chase Bank, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2004, and incorporated herein by reference).
10	.31(b)	—	First Amendment to $2.5 billion Credit Agreement, dated November 3, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005, and incorporated herein by reference).
10.32		—	$1.0 billion Credit Agreement, dated November 3, 2005, by and among the Company, the Several banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith, incorporated, as Joint Lead Arrangers & Joint Bookrunners, Merrill Lynch Capital Corporation, as Syndication Agent, and J.P. Morgan Chase Bank, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2005, and incorporated herein by reference).
10.33		—	$2,000,000,000 Amended and Restated Credit Agreement, dated as of June 20, 2007, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, and incorporated herein by reference).
21		—	List of Subsidiaries.
23		—	Consent of Ernst & Young LLP.
31.1		—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Jack O. Bovender, Jr.
Jack O. Bovender, Jr.
Chief Executive Officer

Dated: March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack O. Bovender, Jr. Jack O. Bovender, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2008

/s/ Richard M. Bracken Richard M. Bracken	President, Chief Operating Officer and Director	March 27, 2008

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2008

/s/ Christopher J. Birosak Christopher J. Birosak	Director	March 27, 2008

/s/ George A. Bitar George A. Bitar	Director	March 27, 2008

/s/ John P. Connaughton John P. Connaughton	Director	March 27, 2008

/s/ Thomas F. Frist, Jr., M.D. Thomas F. Frist, Jr., M.D.	Director	March 27, 2008

/s/ Thomas F. Frist, III Thomas F. Frist, III	Director	March 27, 2008

/s/ Christopher R. Gordon Christopher R. Gordon	Director	March 27, 2008

/s/ Michael W. Michelson Michael W. Michelson	Director	March 27, 2008

/s/ James C. Momtazee James C. Momtazee	Director	March 27, 2008

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 27, 2008

/s/ Peter M. Stavros Peter M. Stavros	Director	March 27, 2008

/s/ Nathan C. Thorne Nathan C. Thorne	Director	March 27, 2008

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
HCA Inc.

We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners” on January 1, 2006. As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment.” Also, as discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 26, 2008

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in millions)

	2007	2006	2005

Revenues	$26,858	$25,477	$24,455

Salaries and benefits	10,714	10,409	9,928
Supplies	4,395	4,322	4,126
Other operating expenses	4,241	4,056	4,034
Provision for doubtful accounts	3,130	2,660	2,358
Gains on investments	(8)	(243)	(53)
Equity in earnings of affiliates	(206)	(197)	(221)
Depreciation and amortization	1,426	1,391	1,374
Interest expense	2,215	955	655
Gains on sales of facilities	(471)	(205)	(78)
Impairment of long-lived assets	24	24	—
Transaction costs	—	442	—

	25,460	23,614	22,123

Income before minority interests and income taxes	1,398	1,863	2,332
Minority interests in earnings of consolidated entities	208	201	178

Income before income taxes	1,190	1,662	2,154
Provision for income taxes	316	626	730

Net income	$874	$1,036	$1,424

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Dollars in millions)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$393	$634
Accounts receivable, less allowance for doubtful accounts of $4,289 and $3,428	3,895	3,705
Inventories	710	669
Deferred income taxes	592	476
Other	615	594

	6,205	6,078
Property and equipment, at cost:
Land	1,240	1,238
Buildings	8,518	8,178
Equipment	12,088	11,170
Construction in progress	733	1,321

	22,579	21,907
Accumulated depreciation	(11,137)	(10,238)

	11,442	11,669
Investments of insurance subsidiary	1,669	1,886
Investments in and advances to affiliates	688	679
Goodwill	2,629	2,601
Deferred loan costs	539	614
Other	853	148

	$24,025	$23,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,370	$1,415
Accrued salaries	780	675
Other accrued expenses	1,391	1,193
Long-term debt due within one year	308	293

	3,849	3,576
Long-term debt	27,000	28,115
Professional liability risks	1,233	1,309
Income taxes and other liabilities	1,379	1,017
Minority interests in equity of consolidated entities	938	907
Equity securities with contingent redemption rights	164	125
Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares — 2007 and 2006; outstanding 94,182,400 shares — 2007 and 92,217,800 shares — 2006	1	1
Capital in excess of par value	112	—
Accumulated other comprehensive (loss) income	(172)	16
Retained deficit	(10,479)	(11,391)

	(10,538)	(11,374)

	$24,025	$23,675

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in millions)

			Capital in	Accumulated
	Common Stock		Excess of	Other	Retained
	Shares	Par	Par	Comprehensive	Earnings
	(000)	Value	Value	Income (Loss)	(Deficit)	Total

Balances, December 31, 2004	422,642	$4	$—	$193	$4,210	$4,407
Comprehensive income:
Net income					1,424	1,424
Other comprehensive income:
Change in net unrealized gains on investment securities				(30)		(30)
Foreign currency translation adjustments				(37)		(37)
Defined benefit plans				4		4

Total comprehensive income				(63)	1,424	1,361
Cash dividends declared					(257)	(257)
Stock repurchases	(36,692)		(1,208)		(648)	(1,856)
Stock options exercised	27,034		1,106			1,106
Employee benefit plan issuances	4,529		102			102

Balances, December 31, 2005	417,513	4	—	130	4,729	4,863
Comprehensive income:
Net income					1,036	1,036
Other comprehensive income:
Change in net unrealized gains on investment securities				(102)		(102)
Foreign currency translation adjustments				19		19
Defined benefit plans				9		9
Change in fair value of derivative instruments				18		18

Total comprehensive income				(56)	1,036	980
Recapitalization — repurchase of common stock	(411,957)	(4)	(5,005)		(16,364)	(21,373)
Recapitalization — equity contributions	92,218	1	4,476			4,477
Cash dividends declared					(139)	(139)
Stock repurchases	(13,057)				(653)	(653)
Stock options exercised	3,970		163			163
Employee benefit plan issuances	3,531		366			366
Adjustment to initially apply FAS 158, net of tax				(58)		(58)

Balances, December 31, 2006	92,218	1	—	16	(11,391)	(11,374)
Comprehensive income:
Net income					874	874
Other comprehensive income:
Change in net unrealized gains on investment securities				(2)		(2)
Foreign currency translation adjustments				(15)		(15)
Defined benefit plans				23		23
Change in fair value of derivative instruments				(194)		(194)

Total comprehensive income				(188)	874	686
Equity contributions	1,961		60			60
Share-based compensation			24			24
Adjustment to initially apply FIN 48					38	38
Other	3		28			28

Balances, December 31, 2007	94,182	$1	$112	$(172)	$(10,479)	$(10,538)

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in millions)

	2007	2006	2005

Cash flows from operating activities:
Net income	$874	$1,036	$1,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,130	2,660	2,358
Depreciation and amortization	1,426	1,391	1,374
Income taxes	(105)	(552)	162
Gains on sales of facilities	(471)	(205)	(78)
Impairment of long-lived assets	24	24	—
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,345)	(3,043)	(2,649)
Inventories and other assets	(241)	(12)	28
Accounts payable and accrued expenses	(29)	115	343
Change in minority interests	40	58	(13)
Share-based compensation	24	324	30
Other	69	49	(8)

Net cash provided by operating activities	1,396	1,845	2,971

Cash flows from investing activities:
Purchase of property and equipment	(1,444)	(1,865)	(1,592)
Acquisition of hospitals and health care entities	(32)	(112)	(126)
Disposal of hospitals and health care entities	767	651	320
Change in investments	207	26	(311)
Other	23	(7)	28

Net cash used in investing activities	(479)	(1,307)	(1,681)

Cash flows from financing activities:
Issuances of long-term debt	24	21,758	858
Net change in revolving bank credit facility	(520)	(435)	(225)
Repayment of long-term debt	(750)	(3,728)	(739)
Issuances of common stock	100	108	1,009
Repurchases of common stock	(2)	(653)	(1,856)
Recapitalization-repurchase of common stock	—	(20,364)	—
Recapitalization-equity contributions	—	3,782	—
Payment of debt issuance costs	(9)	(586)	—
Payment of cash dividends	—	(201)	(258)
Other	(1)	79	(1)

Net cash used in financing activities	(1,158)	(240)	(1,212)

Change in cash and cash equivalents	(241)	298	78
Cash and cash equivalents at beginning of period	634	336	258

Cash and cash equivalents at end of period	$393	$634	$336

Interest payments	$2,163	$893	$624
Income tax payments, net of refunds	$421	$1,087	$563

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ACCOUNTING POLICIES

Merger, Recapitalization and Reporting Entity

On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. Our common stock is not registered under the Securities Exchange Act of 1934, as amended, and is not traded on a national securities exchange. Effective September 26, 2007, we registered certain of our senior secured notes issued in connection with the Recapitalization with the Securities and Exchange Commission, thus subjecting us to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2007, these affiliates owned and operated 161 hospitals, 99 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and nine freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $169 million, $187 million and $185 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $47 million, $55 million and $49 million in 2007, 2006 and 2005, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $83 million, $62 million and $36 million in 2007, 2006 and 2005, respectively.

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $370 million and $429 million at December 31, 2007 and 2006, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2007, 2006 and 2005, 24%, 26% and 27%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance (prior to August 1, 2007, we wrote accounts off upon their return from the primary external agency). Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2007 and 2006, our allowance for doubtful accounts represented approximately 89% and 86%, respectively, of the $4.825 billion and $3.972 billion, respectively, patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). Revenue days in accounts receivable were 53 days, 53 days and 50 days at December 31, 2007, 2006 and 2005, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

Depreciation expense, computed using the straight-line method, was $1.421 billion in 2007, $1.384 billion in 2006, and $1.371 billion in 2005. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2007 and 2006 was $652 million and $668 million, respectively, and accumulated amortization was $113 million and $54 million at December 31, 2007 and 2006, respectively. Amortization of deferred loan costs is included in interest expense and was $78 million, $18 million and $14 million for 2007, 2006 and 2005, respectively.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Property and Equipment and Amortizable Intangibles (Continued)

When events, circumstances or operating results indicate the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) expected to be held and used, might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar facilities and independent appraisals.

Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less costs to sell or close. The estimates of fair value are usually based upon recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

Investments of Insurance Subsidiary

At December 31, 2007 and 2006, the investments of our wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. Management performs a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Management’s investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of management’s investment securities evaluation process.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. No goodwill impairment losses were recognized during 2007, 2006 or 2005.

During 2007, goodwill increased by $44 million related to acquisitions, decreased by $45 million related to facility sales and increased by $29 million related to foreign currency translation and other adjustments. During 2006, goodwill increased by $38 million related to acquisitions, decreased by $86 million related to facility sales and increased by $23 million related to foreign currency translation and other adjustments.

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

FSP FIN 45-3 is effective for minimum revenue guarantees issued or modified on or after January 1, 2006. For periods before January 1, 2006, we expensed physician recruitment agreement amounts as the expenses to be reimbursed were incurred by the recruited physicians, which was generally over a 12 month period. For post January 1, 2006 minimum revenue guarantees, we expense the total estimated guarantee liability amount at the time the physician recruiting agreement becomes effective. We determined that expensing the total estimated liability amount at the agreement effective date was the proper accounting treatment as we could not justify recording a contract-based asset based upon our analysis of the related control, regulatory and legal considerations.

The physician recruiting liability of $22 million and $14 million at December 31, 2007 and 2006, respectively, represents the amount of expense recognized in excess of estimated payments made through December 31, 2007 and 2006, respectively. At December 31, 2007 the maximum amount of all effective, post January 1, 2006 minimum revenue guarantees that could be paid prospectively was $66 million.

Professional Liability Claims

A substantial portion of our professional liability risks is insured through a wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.513 billion and $1.584 billion at December 31, 2007 and 2006, respectively. The current portion of the reserves, $280 million and $275 million at December 31, 2007 and 2006, respectively, is included in “other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $163 million, $217 million and $298 million for 2007, 2006 and 2005, respectively, and are included in “other operating expenses” in our consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The declining provision for losses trend reflects the recognition by the external actuaries of our improving claim frequency and severity trends. This improving frequency and moderating severity can be primarily attributed to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the area of obstetrics. The reserves for professional liability risks cover approximately 2,600 and 3,000 individual claims at December 31, 2007 and 2006, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2007 and 2006, $236 million and $253 million, respectively, of payments (net of reinsurance recoveries of $5 million during each year) were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, management believes that the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Professional Liability Claims (Continued)

Subject to a $5 million per occurrence self-insured retention (in place since January 1, 2007), our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts of $44 million and $42 million at December 31, 2007 and 2006, respectively, are included in “other assets” (including $30 million and $10 million December 31, 2007 and 2006, respectively, included in “other current assets”).

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

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining term of the debt originally covered by the terminated swap.

Minority Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities.

Recent Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a generally accepted accounting principles (“GAAP”) framework for measuring fair value, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)

choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, then all subsequent changes in fair value for that instrument should be reported in results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of SFAS 159 and the amounts recognized after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). This new standard will change the financial accounting and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS 160 amends certain of ARB 51’s consolidation procedures to provide consistency with the requirements of SFAS 141(R). SFAS 160 is required to be adopted concurrently with SFAS 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. SFAS 160 will require retroactive restatement to provide for consistent presentation of noncontrolling interests for all periods presented. We are currently evaluating the impact of SFAS 160.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

NOTE 2 —	MERGER AND RECAPITALIZATION

On July 24, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hercules Holding II, LLC, a Delaware limited liability company (“Hercules Holding”), and Hercules Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Hercules Holding (“Merger Sub”). Our board of directors approved the Merger Agreement on the unanimous recommendation of a special committee comprised entirely of disinterested directors. The Merger was approved by a majority of HCA’s shareholders at a special meeting of shareholders held on November 16, 2006.

On November 17, 2006, pursuant to the terms of the Merger Agreement, the Investors consummated the acquisition of the Company through the merger of Merger Sub with and into the Company. The Company was the surviving corporation in the Merger. At December 31, 2007, 97.5% of our common stock is owned directly by

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	MERGER AND RECAPITALIZATION (Continued)

Hercules Holding, with the remainder being owned by certain members of management of the Company. Affiliates of each of the Sponsors indirectly own 24.8% of the common stock of the Company through their ownership in Hercules Holding, and affiliates of the Frist Entities and certain coinvestors directly and indirectly own 23.1% of the common stock of the Company through direct ownership and through their ownership in Hercules Holding. On the effective date of the Merger, each outstanding share of HCA common stock, other than shares contributed by the rollover shareholders or shares owned by HCA, Merger Sub or any shareholders who were entitled to appraisal rights, were cancelled and converted into the right to receive $51.00 in cash. The aggregate purchase price paid for all of the equity securities of the Company was $20.364 billion and was funded by $3.782 billion of equity contributions from the Investors, certain members of management and certain other coinvestors and by incurring $19.964 billion of indebtedness through bank credit facilities and the issuance of debt securities.

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

The stockholder agreements, among other things, contain agreements among the parties with respect to restrictions on the transfer of shares, including tag along rights and drag along rights, registration rights (including customary indemnification provisions) and other rights. Pursuant to the management stockholder agreements, the applicable employees can elect to have the Company redeem their common stock and vested stock options in the events of death or permanent disability, prior to the consummation of the initial public offering of common stock by the Company. At December 31, 2007, 1,513,400 common shares and 2,249,100 vested stock options were subject to these contingent redemption terms.

Management Agreement

Affiliates of the Investors entered into a management agreement with us pursuant to which such affiliates will provide us with management services. Under the management agreement, the affiliates of the Investors are entitled to receive an aggregate annual management fee of $15 million, which amount will increase annually, beginning in 2008, at a rate equal to the percentage increase in our “EBITDA” in the applicable year compared to the preceding year, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The management agreement has an initial term expiring on December 31, 2016, provided that the term will be extended annually for one additional year unless we or the Investors provide notice to the other of their desire not to automatically extend the term. The management agreement provided that affiliates of the Investors receive aggregate transaction fees of $175 million in connection with certain services provided in connection with the Merger and related transactions. In addition, the management agreement provides that the affiliates of the Investors are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also contains customary exculpation and indemnification provisions in favor of the Investors and their affiliates.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	MERGER AND RECAPITALIZATION (Continued)

Recapitalization Transaction Costs

For the year ended December 31, 2006, our results of operations include the following expenses related to the Recapitalization (dollars in millions):

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

As a result of adopting SFAS 123(R), income before taxes for 2006 was lower by $78 million ($48 million after tax), than if we had continued to account for share-based compensation under APB 25. Upon consummation of the Merger, all outstanding stock options (other than certain options held by certain rollover shareholders) became fully vested, were cancelled and converted into the right to receive a cash payment equal to the number of shares underlying the options multiplied by the amount (if any) by which $51.00 exceeded the option exercise price. The acceleration of vesting of stock options resulted in the recognition of $42 million of additional share-based compensation expense for 2006.

Certain management holders of outstanding HCA stock options were permitted to retain certain of their stock options (the “Rollover Options”) in lieu of receiving the merger consideration (the amount, if any, by which $51.00 exceeded the option exercise price). The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants. However, immediately after the Recapitalization, the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 2,249,100 are outstanding and exercisable at December 31, 2007.

SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax benefits of $1 million and $97 million from tax deductions in excess of amounts recognized as

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SHARE-BASED COMPENSATION (Continued)

compensation cost were reported as financing cash flows in 2007 and 2006, respectively, compared to $163 million being reported as operating cash flows for 2005.

For periods prior to the adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. For 2005, reported net income of $1.424 billion would have been reduced to $1.401 billion on a pro forma basis.

During the year ended December 31, 2007 we had the following share-based compensation plans:

2006 Stock Incentive Plan

In connection with the Recapitalization, the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers and to motivate management personnel by means of incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. The 2006 Plan permits the granting of awards covering 10% of our fully diluted equity immediately after consummation of the Recapitalization. A portion of the options under the 2006 Plan vests solely based upon continued employment over a specific period of time, and a portion of the options vest based both upon continued employment over a specific period of time and upon the achievement of predetermined performance Investor return and market targets over time. We granted 9,328,000 options under the 2006 Plan during 2007. As of December 31, 2007, no options granted under the 2006 Plan have vested, and there were 1,733,700 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan

Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. During 2006 and 2005, we recognized $247 million and $30 million, respectively, of compensation costs related to restricted share grants. The acceleration of vesting of restricted stock resulted in the recognition of $201 million of the total compensation expense related to restricted stock for 2006.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SHARE-BASED COMPENSATION (Continued)

2005 Equity Incentive Plan (Continued)

A summary of restricted share activity during 2006 and 2005 follows (share amounts in thousands):

	Number	Weighted Average
	of	Grant Date Fair
	Shares	Value

Restricted shares, December 31, 2004	1,520	$40.43
Granted	3,277	44.45
Vested	(908)	42.20
Cancelled	(141)	43.07

Restricted shares, December 31, 2005	3,748	43.42
Granted	2,979	49.11
Vested	(494)	41.40
Cancelled	(232)	45.98
Settled in Recapitalization	(6,001)	46.31

Restricted shares, December 31, 2006	—	—

Employee Stock Purchase Plan (“ESPP”)

Prior to the Recapitalization, our ESPP provided an opportunity to purchase shares of HCA common stock at a discount (through payroll deductions over six-month periods) to substantially all employees. During 2006 and 2005, ESPP purchases of 931,000 shares and 1,662,400 shares, respectively, were made. Due to the Recapitalization, the second six-month ESPP purchase for 2006 was cash settled. The fair value of the right to purchase ESPP shares was estimated using a valuation model with the weighted average assumptions indicated in the following table.

	2006	2005

Risk-free interest rate	4.58%	2.78%
Expected volatility	14%	23%
Expected life, in years	0.5	0.5
Expected dividend yield	0.79%	1.20%
Grant date fair value	$9.38	$9.98

Management Stock Purchase Plan (“MSPP”)

Prior to the Recapitalization, our MSPP allowed eligible employees to defer an elected percentage (not to exceed 25%) of their base salaries through the purchase of restricted stock at a 25% discount from the average market price. Purchases of restricted shares were made twice a year and the shares vested after three years. During 2006 and 2005, MSPP purchases of 156,600 shares and 145,600 shares, respectively, were made at weighted average purchase date discounted (25% discount) fair values of $35.77 per share and $33.22 per share, respectively. For the plan period July 1, 2006 through November 17, 2006, the MSPP was cash settled due to the Recapitalization. The purchase date discounted price for this period would have been $36.79.

Stock Option Activity — All Plans

The fair value of each stock option award is estimated on the grant date, using option valuation models and the weighted average assumptions indicated in the following table. Awards under the 2006 Plan generally vest based on continued employment and based upon achievement of certain financial and Investor return-based targets. Each

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SHARE-BASED COMPENSATION (Continued)

Stock Option Activity — All Plans (Continued)

grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information of certain peer group companies for a period of time equal to the expected option term. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

	2007	2006	2005

Risk-free interest rate	4.86%	4.70%	3.99%
Expected volatility	30%	24%	33%
Expected life, in years	5	5	5
Expected dividend yield	—	1.09%	1.27%

Information regarding stock option activity during 2007, 2006 and 2005 is summarized below (share amounts in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(dollars in millions)

Options outstanding, December 31, 2004	52,262	$34.94
Granted	2,644	49.25
Exercised	(27,034)	34.87
Cancelled	(66)	42.54

Options outstanding, December 31, 2005	27,806	36.35
Granted	2,566	48.64
Exercised	(5,220)	26.24
Cancelled	(1,008)	49.76
Settled in Recapitalization	(13,177)	36.22
Rolled over in Recapitalization — existing	(10,967)	42.98
Rolled over in Recapitalization — new	2,285	12.50

Options outstanding, December 31, 2006	2,285	12.50
Granted	9,328	51.34
Exercised	(36)	12.75
Cancelled	(405)	51.00

Options outstanding, December 31, 2007	11,172	43.54	8.2	$195

Options exercisable, December 31, 2007	2,249	$12.50	4.3	$109

The weighted average fair values of stock options granted during 2007, 2006 and 2005 were $16.01, $10.76 and $15.53 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2007 was $1.5 million.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	ACQUISITIONS AND DISPOSITIONS

During 2007, we received proceeds of $661 million and recognized a net pretax gain of $443 million ($272 million after tax) on the sales of three hospitals. We also received proceeds of $106 million and recognized a net pretax gain of $28 million ($18 million after tax) on the sales of real estate investments. During 2006, we received proceeds of $560 million and recognized a net pretax gain of $176 million ($85 million after tax) on the sales of nine hospitals. We also received proceeds of $91 million and recognized a net pretax gain of $29 million ($18 million after tax) on the sales of real estate investments and our equity investment in a hospital joint venture. During 2005, we received proceeds of $260 million and recognized a net pretax gain of $49 million ($19 million after tax) on the sales of five hospitals, and we received proceeds of $60 million and recognized a net pretax gain of $29 million ($17 million after tax) related to the sales of real estate investments.

During 2007 and 2005, we did not acquire any hospitals, but paid $32 million and $126 million, respectively, for other health care entities. During 2006, we paid $63 million to acquire three hospitals and $49 million to acquire other health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $44 million, $38 million and $129 million in 2007, 2006 and 2005, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of the acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

NOTE 5 —	IMPAIRMENTS OF LONG-LIVED ASSETS

During 2007, we recorded a pretax charge of $24 million to adjust the value of a building in our Central Group to estimated fair value. The carrying value for a hospital closed during 2006 was reduced to fair value of $5 million, based upon estimates of sales value, resulting in a pretax charge of $16 million that affected our Corporate and Other Group. During 2006 we also decided to terminate a construction project and incurred a pretax charge of $8 million that affected our Corporate and Other Group. No asset impairment charges were incurred during 2005.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category.

NOTE 6 —	INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2007	2006	2005

Current:
Federal.	$566	$993	$668
State	37	62	63
Foreign	32	35	37
Deferred:
Federal	(391)	(426)	(39)
State	(62)	(43)	4
Foreign	134	5	(3)

	$316	$626	$730

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INCOME TAXES (Continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.2	0.4	2.1
Change in liability for uncertain tax positions	(7.2)	—	—
Settlements of tax examinations	—	—	(2.2)
Nondeductible intangible assets	—	1.5	0.6
Repatriation of foreign earnings	—	—	(1.1)
Other items, net	(1.4)	0.7	(0.5)

Effective income tax rate	26.6%	37.6%	33.9%

Based on new information received in 2007, related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million. During 2007, we also recorded reductions to the provision for income taxes of $39 million to adjust 2006 state tax accruals to the amounts recorded on completed tax returns and based upon an analysis of the Recapitalization costs. During 2005, we recognized tax benefits of $48 million related to a favorable tax settlement regarding our divestiture of certain noncore business units in 1998 and 2001 and $24 million related to the repatriation of foreign earnings.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$329	$—	$485
Allowances for professional liability and other risks	197	—	118	—
Accounts receivable	884	—	424	—
Compensation	156	—	129	—
Other	633	259	475	215

	$1,870	$588	$1,146	$700

The tax benefits associated with share-based compensation decreased the current tax payable by $1 million in 2007 and increased the current tax receivable by $97 million and $163 million in 2006 and 2005, respectively. Such benefits were recorded as increases to stockholders’ equity.

At December 31, 2007, state net operating loss carryforwards (expiring in years 2008 through 2027) available to offset future taxable income approximated $106 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). We expect the IRS will complete its examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships during the first quarter of 2008 and intend to contest certain claimed deficiencies and adjustments proposed by the IRS in connection with these audits before the IRS Appeals Division.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INCOME TAXES (Continued)

The disputed items pending before the IRS Appeals Division for 2001 and 2002, or proposed by the IRS Examination Division for 2003 and 2004, include the deductibility of a portion of the 2001 and 2003 government settlement payments, the timing of recognition of certain patient service revenues in 2001 through 2004, the method for calculating the tax allowance for doubtful accounts in 2002 through 2004, and the amount of insurance expense deducted in 2001 and 2002.

Thirty-two taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of December 31, 2007. HCA, its predecessors and subsidiaries are also subject to examination in approximately 36 states for taxable periods ended in 1987 through 2007. Our international operations are subject to examination by United Kingdom taxing authorities for taxable periods from 2004 through 2007 and by Swiss taxing authorities for taxable periods from 2002 through 2007.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA during the first quarter of 2008. We expect the IRS will open examinations of the 2005 and 2006 federal income tax returns for one or more affiliated partnerships during 2008.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” Interest expense of $17 million related to taxing authority examinations is included in the provision for income taxes for the year ended December 31, 2007.

Differences of $38 million between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption were recorded as a cumulative effect adjustment, decreasing our liability for unrecognized tax benefits and increasing the balance of our retained earnings as of January 1, 2007.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

Balance at January 1, 2007	$555
Additions based on tax positions related to the current year	70
Additions for tax positions of prior years	112
Reductions for tax positions of prior years	(101)
Settlements	2
Lapse of applicable statutes of limitations	(16)

Balance at December 31, 2007	$622

Unrecognized tax benefits of $271 million, plus accrued interest of $218 million, as of December 31, 2007, would affect the effective tax rate, if realized. Our liability for unrecognized tax benefits was $760 million and $828 million, including accrued interest of $209 million and $218 million and excluding $4 million and $12 million that were recorded as reductions of the related deferred tax assets, as of January 1, 2007 and December 31, 2007, respectively. The liability for unrecognized tax benefits does not reflect deferred tax assets related to the deductibility of interest and state taxes included therein or a $215 million refundable deposit that we made in 2006, which is recorded in noncurrent assets.

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

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,675	$23	$(2)	$1,696
Asset-backed securities	59	1	—	60
Corporate and other	5	—	—	5
Money market funds	109	—	—	109

	1,848	24	(2)	1,870

Equity securities:
Preferred stocks	26	—	(1)	25
Common stocks	4	—	—	4

	30	—	(1)	29

	$1,878	$24	$(3)	1,899

Amounts classified as current assets				(230)

Investment carrying value				$1,669

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2006
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,174	$24	$(3)	$1,195
Asset-backed securities	64	4	—	68
Corporate and other	8	—	—	8
Money market funds	858	—	—	858

	2,104	28	(3)	2,129

Equity securities:
Preferred stocks	10	—	(1)	9
Common stocks	4	1	—	5

	14	1	(1)	14

	$2,118	$29	$(4)	2,143

Amounts classified as current assets				(257)

Investment carrying value				$1,886

At December 31, 2007 and 2006 the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At December 31, 2007 and 2006, $106 million and $111 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at December 31, 2007 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$226	$227
Due after one year through five years	327	333
Due after five years through ten years	344	356
Due after ten years	892	894

	1,789	1,810
Asset-backed securities	59	60

	$1,848	$1,870

The average expected maturity of the investments in debt securities approximated 2.1 years at December 31, 2007. Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay or otherwise redeem such obligations.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2007	2006	2005

Debt securities:
Cash proceeds	$272	$401	$173
Gross realized gains	8	1	2
Gross realized losses	1	2	1
Equity securities:
Cash proceeds	$87	$1,509	$440
Gross realized gains	1	256	63
Gross realized losses	—	12	9

NOTE 8 —	FINANCIAL INSTRUMENTS

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2007 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$4,000	November 2011	$(141)
Pay-fixed interest rate swap	4,000	November 2011	(123)

The fair value of the interest rate swaps at December 31, 2007 represents the estimated amounts we would pay upon termination of these agreements.

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

Cross Currency Swaps (Continued)

The cross currency swaps were not designated as hedges and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreements at December 31, 2007 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar Currency Swap	568 Euro	December 2011	$107
Euro — Great Britain Pound (GBP) Currency Swap	41 GBP	December 2011	7

The fair value of the cross currency swaps at December 31, 2007 represents the estimated amounts we would receive upon termination of these agreements.

  Fair Value Information

At December 31, 2007 and 2006, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures are generally determined based on quoted market prices. The estimated fair values and the related carrying amounts are as follows (dollars in millions):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments of insurance subsidiary	$1,899	$1,899	$2,143	$2,143
Interest rate swaps (Other assets)	—	—	47	47
Cross currency swaps (Other assets)	114	114	17	17
Liabilities:
Long-term debt	$27,308	$26,127	$28,408	$28,096
Interest rate swaps (Income taxes and other liabilities)	264	264	—	—
Physician recruiting liability (Income taxes and other liabilities)	22	22	14	14

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2007, follows (dollars in millions):

	2007	2006

Senior secured asset-based revolving credit facility (effective interest rate of 6.4%)	$1,350	$1,830
Senior secured revolving credit facility	—	40
Senior secured term loan facilities (effective interest rate of 7.0%)	12,317	12,870
Other senior secured debt (effective interest rate of 6.7%)	427	445

First lien debt	14,094	15,185

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.3%)	7,514	7,523

Total debt (average life of seven years, rates averaging 7.6%)	27,308	28,408
Less amounts due within one year	308	293

	$27,000	$28,115

Senior Secured Credit Facilities

In connection with the November 2006 Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($650 million available at December 31, 2007) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.857 billion available at December 31, 2007 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.638 billion outstanding at December 31, 2007), a $8.800 billion term loan B ($8.712 billion outstanding at December 31, 2007) and a €1.0 billion European term loan (€663 million, or $967 million, outstanding at December 31, 2007) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term loan borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin effective January 1, 2008, with respect to borrowings thereunder.

The ABL facility and the $2.000 billion revolving credit facility portion of the cash flow credit facility expire November 2012. We began making required, quarterly installment payments on each of the term loan facilities during March 2007. The final payment under term loan A is in November 2012. The final payments under term loan B and the European term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments,

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities (Continued)

loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy and maintain a maximum total leverage ratio covenant under the cash flow facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

We use interest rate swap agreements to manage the floating rate exposure of our debt portfolio. In the fourth quarter of 2006, we entered into two interest rate swap agreements, in a total notional amount of $8 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The interest rate swaps expire in November 2011. The effect of the interest rate swaps is reflected in the effective interest rate for the senior secured credit facilities.

Senior Secured Notes

In November 2006, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants.

Significant 2006 Financing Activities

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

In February 2006, we issued $1.000 billion of 6.5% notes due 2016. Proceeds were used to refinance amounts outstanding under a bank term loan and to pay down amounts advanced under a prior bank revolving credit facility.

General Information

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility). In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

Maturities of long-term debt in years 2009 through 2012 are $400 million, $1.506 billion, $1.091 billion and $4.097 billion, respectively.

The estimated fair value of our long-term debt was $26.127 billion and $28.096 billion at December 31, 2007 and 2006, respectively, compared to carrying amounts aggregating $27.308 billion and $28.408 billion, respectively. The estimates of fair value are generally based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	CONTINGENCIES

Significant Legal Proceedings

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could have a material, adverse affect on our results of operations or financial position in a given period.

In 2005, the Company and certain of its executive officers and directors were named in various federal securities law class actions and several shareholders filed derivative lawsuits purportedly on behalf of the Company. Additionally, a former employee filed a complaint against certain of our executive officers pursuant to the Employee Retirement Income Security Act (“ERISA”), and the Company was served with a shareholder demand letter addressed to our Board of Directors. The securities and derivative actions have been settled. We have also reached an agreement in principle to settle the ERISA action, subject to court approval.

In connection with the Merger, eight asserted class action lawsuits related to the Merger were filed against us, certain of our executive officers, our directors and the Sponsors, and one lawsuit was filed against us and one of our affiliates seeking enforcement of contractual obligations allegedly arising from the Merger. These lawsuits have all been settled.

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	CAPITAL STOCK AND STOCK REPURCHASES (Continued)

Stock Repurchase Programs (Continued)

approximately 6% of our outstanding shares at the time of the tender offer. During 2005, we also repurchased 8.0 million shares of our common stock for $412 million, through open market purchases. During 2006, we repurchased 13.0 million shares of our common stock for $651 million, through open market purchases, which completed this authorization.

During 2006 and 2005, the share repurchase transactions reduced stockholders’ equity by $653 million and $1.856 billion, respectively.

NOTE 12 —	EMPLOYEE BENEFIT PLANS

We maintain noncontributory, defined contribution retirement plans covering substantially all employees. Benefits are determined as a percentage of a participant’s salary and vest over specified periods of employee service. Retirement plan expense was $203 million for 2007, $190 million for 2006 and $210 million for 2005. Amounts approximately equal to retirement plan expense are funded annually.

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally 50% of the first 3% of compensation deferred by participants). The cost of these plans totaled $86 million for 2007, $71 million for 2006 and $60 million for 2005. Our contributions are funded periodically during each year.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Compensation expense under the plan was $20 million for 2007, $15 million for 2006 and $9 million for 2005. Accrued benefits liabilities under this plan totaled $109 million at December 31, 2007 and $107 million at December 31, 2006.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Compensation expense under these plans was $27 million for 2007, $31 million for 2006, and $29 million for 2005. Accrued benefits liabilities under these plans totaled $48 million at December 31, 2007 and $79 million at December 31, 2006.

Adoption of Statement 158

During September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to: recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. On January 1, 2008, we adopted the measurement date provisions of SFAS 158. We do not expect the adoption of these provisions to have a material effect on our financial position or results of operations. SFAS 158 required us to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of our defined benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the unrecognized actuarial losses and unrecognized prior service costs. In periods subsequent to December 31, 2006, these amounts are being recognized as components of net periodic pension cost.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	EMPLOYEE BENEFIT PLANS (Continued)

Adoption of Statement 158 (Continued)

The incremental effects of adopting the provisions of SFAS 158 in our consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our consolidated income statement for 2006, or for any prior period presented.

	At December 31, 2006
	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported

Intangible pension asset	$31	$(31)	$—
Accrued pension liability	128	71	199
Deferred income taxes	6	36	42
Accumulated other comprehensive income	(15)	(94)	(109)

NOTE 13 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the years ended December 31, 2007, 2006 and 2005, approximately 24%, 26% and 27%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 49 consolidating hospitals located in the Eastern United States, the Central Group includes 52 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

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

	For The Years Ended December 31,
	2007	2006	2005

Revenues:
Eastern Group	$8,204	$7,775	$7,341
Central Group	6,302	5,917	5,667
Western Group	11,378	10,495	9,733
Corporate and other	974	1,290	1,714

	$26,858	$25,477	$24,455

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	For The Years Ended December 31,
	2007	2006	2005

Equity in earnings of affiliates:
Eastern Group	$(2)	$(6)	$(5)
Central Group	8	(3)	(6)
Western Group	(212)	(187)	(210)
Corporate and other	—	(1)	—

	$(206)	$(197)	$(221)

Adjusted segment EBITDA:
Eastern Group	$1,268	$1,196	$1,299
Central Group	1,082	975	998
Western Group	2,196	2,088	1,994
Corporate and other	46	211	(8)

	$4,592	$4,470	$4,283

Depreciation and amortization:
Eastern Group	$369	$363	$355
Central Group	364	329	321
Western Group	529	492	480
Corporate and other	164	207	218

	$1,426	$1,391	$1,374

Adjusted segment EBITDA	$4,592	$4,470	$4,283
Depreciation and amortization	1,426	1,391	1,374
Interest expense	2,215	955	655
Gains on sales of facilities	(471)	(205)	(78)
Impairment of long-lived assets	24	24	—
Transaction costs	—	442	—

Income before minority interests and income taxes	$1,398	$1,863	$2,332

	As of December 31,
	2007	2006

Assets:
Eastern Group	$4,928	$4,803
Central Group	5,157	4,930
Western Group	8,152	7,714
Corporate and other	5,788	6,228

	$24,025	$23,675

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Eastern	Central	Western	Corporate
	Group	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2006	$585	$1,001	$735	$280	$2,601
Acquisitions	34	4	6	—	44
Sales	—	(1)	—	(44)	(45)
Foreign currency translation and other	9	11	8	1	29

Balance at December 31, 2007	$628	$1,015	$749	$237	$2,629

NOTE 14 —	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

				Change
	Unrealized	Foreign		in Fair
	Gains on	Currency	Defined	Value of
	Available-for-Sale	Translation	Benefit	Derivative
	Securities	Adjustments	Plans	Instruments	Total

Balances at December 31, 2004	$148	$67	$(22)	$—	$193
Unrealized gains on available-for-sale securities, net of $3 of income taxes	3	—	—	—	3
Gains reclassified into earnings from other comprehensive income, net of $20 of income taxes	(33)	—	—	—	(33)
Foreign currency translation adjustments, net of $19 income tax benefit	—	(37)	—	—	(37)
Defined benefit plans, net of $2 of income taxes	—	—	4	—	4

Balances at December 31, 2005	118	30	(18)	—	130
Unrealized gains on available-for-sale securities, net of $30 of income taxes	53	—	—	—	53
Gains reclassified into earnings from other comprehensive income, net of $88 of income taxes	(155)	—	—	—	(155)
Foreign currency translation adjustments, net of $10 of income taxes	—	19	—	—	19
Defined benefit plans, net of $30 income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $10 of income taxes	—	—	—	18	18

Balances at December 31, 2006	16	49	(67)	18	16
Unrealized gains on available-for-sale securities, net of $1 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $3 income tax benefit	—	(7)	—	—	(7)
Gains reclassified into earnings from other comprehensive income, net of $3 and $5, respectively, of income taxes	(5)	(8)	—	—	(13)
Defined benefit plans, net of $14 of income taxes	—	—	23	—	23
Change in fair value of derivative instruments, net of $112 income tax benefit	—	—	—	(194)	(194)

Balances at December 31, 2007	$14	$34	$(44)	$(176)	$(172)

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2007	2006

Professional liability risks	$280	$275
Interest	223	228
Employee benefit plans	217	208
Income taxes	190	—
Taxes other than income	139	168
Other	342	314

	$1,391	$1,193

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2005	$2,942	$2,358	$(2,403)	$2,897
Year ended December 31, 2006	2,897	2,660	(2,129)	3,428
Year ended December 31, 2007	3,428	3,130	(2,269)	4,289

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

The senior secured credit facilities and senior secured notes described in Note 9 are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility).

Our condensed consolidating balance sheets at December 31, 2007 and 2006 and condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2007, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$15,598	$11,260	$—	$26,858

Salaries and benefits	—	6,441	4,273	—	10,714
Supplies	—	2,549	1,846	—	4,395
Other operating expenses	(2)	2,279	1,964	—	4,241
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Gains on investments	—	—	(8)	—	(8)
Equity in earnings of affiliates	(2,245)	(90)	(116)	2,245	(206)
Depreciation and amortization	—	779	647	—	1,426
Interest expense	2,161	(95)	149	—	2,215
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(392)	392	—	—

	(86)	13,410	9,891	2,245	25,460

Income (loss) before minority interests and income taxes	86	2,188	1,369	(2,245)	1,398
Minority interests in earnings of consolidated entities	—	28	180	—	208

Income (loss) before income taxes	86	2,160	1,189	(2,245)	1,190
Provision for income taxes	(788)	712	392	—	316

Net income (loss)	$874	$1,448	$797	$(2,245)	$874

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$14,913	$10,564	$—	$25,477

Salaries and benefits	—	6,319	4,090	—	10,409
Supplies	—	2,487	1,835	—	4,322
Other operating expenses	—	2,253	1,803	—	4,056
Provision for doubtful accounts	—	1,652	1,008	—	2,660
Gains on investments	—	—	(243)	—	(243)
Equity in earnings of affiliates	(1,995)	(79)	(118)	1,995	(197)
Depreciation and amortization	—	755	636	—	1,391
Interest expense	895	(99)	159	—	955
Gains on sales of facilities	—	7	(212)	—	(205)
Impairment of long-lived assets	—	5	19	—	24
Transaction costs	429	25	(12)	—	442
Management fees	—	(377)	377	—	—

	(671)	12,948	9,342	1,995	23,614

Income (loss) before minority interests and income taxes	671	1,965	1,222	(1,995)	1,863
Minority interests in earnings of consolidated entities	—	21	180	—	201

Income (loss) before income taxes	671	1,944	1,042	(1,995)	1,662
Provision for income taxes	(365)	612	379	—	626

Net income (loss)	$1,036	$1,332	$663	$(1,995)	$1,036

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2005
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$14,254	$10,201	$—	$24,455

Salaries and benefits	—	6,032	3,896	—	9,928
Supplies	—	2,376	1,750	—	4,126
Other operating expenses	—	2,234	1,800	—	4,034
Provision for doubtful accounts	—	1,409	949	—	2,358
Gains on investments	—	1	(54)	—	(53)
Equity in earnings of affiliates	(1,792)	(88)	(133)	1,792	(221)
Depreciation and amortization	—	762	612	—	1,374
Interest expense	593	(70)	132	—	655
Gains on sales of facilities	—	(7)	(71)	—	(78)
Management fees	—	(387)	387	—	—

	(1,199)	12,262	9,268	1,792	22,123

Income (loss) before minority interests and income taxes	1,199	1,992	933	(1,792)	2,332
Minority interests in earnings of consolidated entities	—	15	163	—	178

Income (loss) before income taxes	1,199	1,977	770	(1,792)	2,154
Provision for income taxes	(225)	711	244	—	730

Net income (loss)	$1,424	$1,266	$526	$(1,792)	$1,424

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$165	$228	$—	$393
Accounts receivable, net	—	2,248	1,647	—	3,895
Inventories	—	432	278	—	710
Deferred income taxes	592	—	—	—	592
Other	—	123	492	—	615

	592	2,968	2,645	—	6,205

Property and equipment, net	—	6,960	4,482	—	11,442
Investments of insurance subsidiary	—	—	1,669	—	1,669
Investments in and advances to affiliates	—	221	467	—	688
Goodwill	—	1,644	985	—	2,629
Deferred loan costs	539	—	—	—	539
Investments in and advances to subsidiaries	17,190	—	—	(17,190)	—
Other	798	18	37	—	853

	$19,119	$11,811	$10,285	$(17,190)	$24,025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$883	$487	$—	$1,370
Accrued salaries	—	515	265	—	780
Other accrued expenses	411	372	608	—	1,391
Long-term debt due within one year	271	—	37	—	308

	682	1,770	1,397	—	3,849

Long-term debt	26,439	103	458	—	27,000
Intercompany balances	1,368	(6,524)	5,156	—	—
Professional liability risks	—	—	1,233	—	1,233
Income taxes and other liabilities	1,004	238	137	—	1,379
Minority interests in equity of consolidated entities	—	117	821	—	938

	29,493	(4,296)	9,202	—	34,399
Equity securities with contingent redemption rights	164	—	—	—	164

Stockholders’ (deficit) equity	(10,538)	16,107	1,083	(17,190)	(10,538)

	$19,119	$11,811	$10,285	$(17,190)	$24,025

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$282	$352	$—	$634
Accounts receivable, net	—	2,145	1,560	—	3,705
Inventories	—	408	261	—	669
Deferred income taxes	476	—	—	—	476
Other	171	134	289	—	594

	647	2,969	2,462	—	6,078

Property and equipment, net	—	7,130	4,539	—	11,669
Investments of insurance subsidiary	—	—	1,886	—	1,886
Investments in and advances to affiliates	—	227	452	—	679
Goodwill	—	1,629	972	—	2,601
Deferred loan costs	614	—	—	—	614
Investments in and advances to subsidiaries	14,945	—	—	(14,945)	—
Other	69	22	57	—	148

	$16,275	$11,977	$10,368	$(14,945)	$23,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$1,052	$363	$—	$1,415
Accrued salaries	—	442	233	—	675
Other accrued expenses	228	345	620	—	1,193
Long-term debt due within one year	254	4	35	—	293

	482	1,843	1,251	—	3,576

Long-term debt	26,651	194	1,270	—	28,115
Intercompany balances	—	(5,289)	5,289	—	—
Professional liability risks	—	—	1,309	—	1,309
Income taxes and other liabilities	391	441	185	—	1,017
Minority interests in equity of consolidated entities	—	129	778	—	907

	27,524	(2,682)	10,082	—	34,924
Equity securities with contingent redemption rights	125	—	—	—	125

Stockholders’ (deficit) equity	(11,374)	14,659	286	(14,945)	(11,374)

	$16,275	$11,977	$10,368	$(14,945)	$23,675

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$874	$1,448	$797	$(2,245)	$874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Depreciation and amortization	—	779	647	—	1,426
Income taxes	(105)	—	—	—	(105)
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Equity in earnings of affiliates	(2,245)	—	—	2,245	—
Decrease in cash from operating assets and liabilities	(6)	(2,127)	(1,482)	—	(3,615)
Change in minority interests	—	16	24	—	40
Share-based compensation	24	—	—	—	24
Other	85	18	(34)	—	69

Net cash provided by (used in) operating activities	(1,373)	2,073	696	—	1,396

Cash flows from investing activities:
Purchase of property and equipment	—	(640)	(804)	—	(1,444)
Acquisition of hospitals and health care entities	—	(11)	(21)	—	(32)
Disposal of hospitals and health care entities	—	24	743	—	767
Change in investments	—	3	204	—	207
Other	—	(8)	31	—	23

Net cash provided by (used in) investing activities	—	(632)	153	—	(479)

Cash flows from financing activities:
Issuances of long-term debt	—	—	24	—	24
Net change in revolving bank credit facility	(520)	—	—	—	(520)
Repayment of long-term debt	(255)	(4)	(491)	—	(750)
Issuances of common stock	100	—	—	—	100
Repurchases of common stock	(2)	—	—	—	(2)
Payment of debt issuance costs	(9)	—	—	—	(9)
Changes in intercompany balances with affiliates, net	2,059	(1,554)	(505)	—	—
Other	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	1,373	(1,558)	(973)	—	(1,158)

Change in cash and cash equivalents	—	(117)	(124)	—	(241)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$165	$228	$—	$393

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,036	$1,332	$663	$(1,995)	$1,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,652	1,008	—	2,660
Depreciation and amortization	—	755	636	—	1,391
Income taxes	(552)	—	—	—	(552)
Gains on sales of facilities	—	7	(212)	—	(205)
Impairment of long-lived assets	—	5	19	—	24
Equity in earnings of affiliates	(1,995)	—	—	1,995	—
Increase (decrease) in cash from operating assets and liabilities	78	(1,552)	(1,466)	—	(2,940)
Change in minority interests	—	18	40	—	58
Share-based compensation	324	—	—	—	324
Other	74	2	(27)	—	49

Net cash provided by (used in) operating activities	(1,035)	2,219	661	—	1,845

Cash flows from investing activities:
Purchase of property and equipment	—	(1,058)	(807)	—	(1,865)
Acquisition of hospitals and health care entities	—	(29)	(83)	—	(112)
Disposal of hospitals and health care entities	—	108	543	—	651
Change in investments	—	13	13	—	26
Other	—	(4)	(3)	—	(7)

Net cash used in investing activities	—	(970)	(337)	—	(1,307)

Cash flows from financing activities:
Issuances of long-term debt	21,207	—	551	—	21,758
Net change in revolving bank credit facility	(435)	—	—	—	(435)
Repayment of long-term debt	(3,621)	(3)	(104)	—	(3,728)
Issuances of common stock	108	—	—	—	108
Repurchases of common stock	(653)	—	—	—	(653)
Recapitalization-repurchase of common stock	(20,364)	—	—	—	(20,364)
Recapitalization-equity contributions	3,782	—	—	—	3,782
Payment of debt issuance costs	(586)	—	—	—	(586)
Payment of cash dividends	(201)	—	—	—	(201)
Changes in intercompany balances with affiliates, net	1,719	(1,095)	(624)	—	—
Other	79	—	—	—	79

Net cash provided by (used in) financing activities	1,035	(1,098)	(177)	—	(240)

Change in cash and cash equivalents	—	151	147	—	298
Cash and cash equivalents at beginning of period	—	131	205	—	336

Cash and cash equivalents at end of period	$—	$282	$352	$—	$634

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,424	$1,266	$526	$(1,792)	$1,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,409	949	—	2,358
Depreciation and amortization	—	762	612	—	1,374
Income taxes	162	—	—	—	162
Gains on sales of facilities	—	(7)	(71)	—	(78)
Equity in earnings of affiliates	(1,792)	—	—	1,792	—
Increase (decrease) in cash from operating assets and liabilities	18	(1,505)	(791)	—	(2,278)
Change in minority interests	—	4	(17)	—	(13)
Share-based compensation	30	—	—	—	30
Other	—	—	(8)	—	(8)

Net cash provided by (used in) operating activities	(158)	1,929	1,200	—	2,971

Cash flows from investing activities:
Purchase of property and equipment	—	(816)	(776)	—	(1,592)
Acquisition of hospitals and health care entities	—	(33)	(93)	—	(126)
Disposal of hospitals and health care entities	—	141	179	—	320
Change in investments	—	12	(323)	—	(311)
Other	—	(4)	32	—	28

Net cash used in investing activities	—	(700)	(981)	—	(1,681)

Cash flows from financing activities:
Issuances of long-term debt	800	—	58	—	858
Net change in revolving bank credit facility	(225)	—	—	—	(225)
Repayment of long-term debt	(721)	(2)	(16)	—	(739)
Issuances of common stock	1,009	—	—	—	1,009
Repurchases of common stock	(1,856)	—	—	—	(1,856)
Payment of cash dividends	(258)	—	—	—	(258)
Changes in intercompany balances with affiliates, net	1,410	(1,166)	(244)	—	—
Other	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	158	(1,168)	(202)	—	(1,212)

Change in cash and cash equivalents	—	61	17	—	78
Cash and cash equivalents at beginning of period	—	70	188	—	258

Cash and cash equivalents at end of period	$—	$131	$205	$—	$336

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

Healthtrust, Inc. — The Hospital Company (“Healthtrust”) is the first-tier subsidiary of HCA Inc. The common stock of Healthtrust has been pledged as collateral for the senior secured credit facilities and senior secured notes described in Note 9. Rule 3-16 of Regulation S-X under the Securities Act requires the filing of separate financial statements for any affiliate of the registrant whose securities constitute a substantial portion of the collateral for any class of securities registered or being registered. We believe the separate financial statements requirement applies to Healthtrust due to the pledge of its common stock as collateral for the senior secured notes. Due to the corporate structure relationship of HCA and Healthtrust, HCA’s operating subsidiaries are also the operating subsidiaries of Healthtrust. The corporate structure relationship, combined with the application of push-down accounting in Healthtrust’s consolidated financial statements related to HCA’s debt and financial instruments, results in the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA. The consolidated financial statements of HCA and Healthtrust present the identical amounts for revenues, expenses, net income, assets, liabilities, total stockholders’ (deficit) equity, net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities. Certain individual line items in the HCA consolidated statements of stockholders’ (deficit) equity and cash flows are combined into one line item in the Healthtrust consolidated statements of stockholder’s (deficit) equity and cash flows.

Reconciliations of the HCA Inc. Consolidated Statements of Stockholders’ (Deficit) Equity and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s (Deficit) Equity and Consolidated Statements of Cash Flows presentations for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in millions):

	2007	2006	2005

Presentation in HCA Inc. Consolidated Statements of Stockholders’ (Deficit) Equity:
Recapitalization-repurchase of common stock	$—	$(21,373)	$—
Recapitalization-equity contribution	—	4,477	—
Cash dividends declared	—	(139)	(257)
Stock repurchases	—	(653)	(1,856)
Stock options exercised	—	163	1,106
Employee benefit plan issuances	—	366	102
Equity contributions	60	—	—
Share-based compensation	24	—	—
Other	28	—	—

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s (Deficit) Equity:
Distributions from (to) HCA Inc., net of contributions to (from) HCA Inc.	$112	$(17,159)	$(905)

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

	2007	2006	2005

Presentation in HCA Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Issuances of common stock	$100	$108	$1,009
Repurchases of common stock	(2)	(653)	(1,856)
Recapitalization-repurchase of common stock	—	(20,364)	—
Recapitalization-equity contributions	—	3,782	—
Payment of cash dividends	—	(201)	(258)

Presentation in Healthtrust Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Net cash distributions from (to) HCA Inc.	$98	$(17,328)	$(1,105)

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the tables above, the separate consolidated financial statements of Healthtrust are not presented.

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions)

	2007
	First		Second		Third		Fourth

Revenues	$6,677		$6,729		$6,569		$6,883
Net income	$180	(a)	$116	(b)	$300	(c)	$278	(d)

	2006
	First		Second		Third		Fourth

Revenues	$6,415		$6,360		$6,213		$6,489
Net income	$379		$295	(e)	$240	(f)	$122	(g)
Cash dividends declared per common share	$0.17		$0.17		$—		$—

(a)	First quarter results include $2 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(b)	Second quarter results include $7 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $15 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(c)	Third quarter results include $193 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $88 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(e)	Second quarter results include $4 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(f)	Third quarter results include $25 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $6 million of transaction costs related to the recapitalization (See NOTE 2 of the notes to consolidated financial statements).

(g)	Fourth quarter results include $74 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements), $303 million of transaction costs related to the recapitalization (See NOTE 2 of the notes to consolidated financial statements) and $15 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).