Form 10-Q
period 2008-03-31
HCA INC/TN
filed 2008-05-12
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2008

Voting common stock, $.01 par value	94,180,400 shares

HCA INC.

Form 10-Q
March 31, 2008

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
Unaudited
(Dollars in millions)

	2008	2007

Revenues	$7,127	$6,677

Salaries and benefits	2,839	2,647
Supplies	1,173	1,103
Other operating expenses	1,114	1,017
Provision for doubtful accounts	888	691
Equity in earnings of affiliates	(67)	(57)
Depreciation and amortization	357	355
Interest expense	530	557
Gains on sales of facilities	(51)	(5)

	6,783	6,308

Income before minority interests and income taxes	344	369
Minority interests in earnings of consolidated entities	56	61

Income before income taxes	288	308
Provision for income taxes	118	128

Net income	$170	$180

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$471	$393
Accounts receivable, less allowance for doubtful accounts of $4,600 and $4,289	4,134	3,895
Inventories	705	710
Deferred income taxes	693	592
Other	498	615

	6,501	6,205

Property and equipment, at cost	22,783	22,579
Accumulated depreciation	(11,402)	(11,137)

	11,381	11,442

Investments of insurance subsidiary	1,634	1,669
Investments in and advances to affiliates	738	688
Goodwill	2,633	2,629
Deferred loan costs	517	539
Other	1,088	853

	$24,492	$24,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,272	$1,370
Accrued salaries	732	780
Other accrued expenses	1,422	1,391
Long-term debt due within one year	330	308

	3,756	3,849

Long-term debt	27,159	27,000
Professional liability risks	1,242	1,233
Income taxes and other liabilities	1,745	1,379
Minority interests in equity of consolidated entities	953	938

Equity securities with contingent redemption rights	163	164

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,180,400 shares in 2008 and 94,182,400 shares in 2007	1	1
Capital in excess of par value	123	112
Accumulated other comprehensive loss	(341)	(172)
Retained deficit	(10,309)	(10,479)

	(10,526)	(10,538)

	$24,492	$24,025

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
Unaudited
(Dollars in millions)

	2008	2007

Cash flows from operating activities:
Net income	$170	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	888	691
Depreciation and amortization	357	355
Income taxes	(9)	277
Gains on sales of facilities	(51)	(5)
Changes in operating assets and liabilities	(1,183)	(1,203)
Share-based compensation	7	5
Change in minority interests	6	33
Other	42	19

Net cash provided by operating activities	227	352

Cash flows from investing activities:
Purchase of property and equipment	(308)	(334)
Acquisition of hospitals and health care entities	(24)	(10)
Disposition of hospitals and health care entities	107	30
Change in investments	(11)	165
Other	9	6

Net cash used in investing activities	(227)	(143)

Cash flows from financing activities:
Net change in revolving bank credit facility	650	(450)
Repayment of long-term debt	(575)	(78)
Issuance of common stock	—	100
Other	3	(6)

Net cash provided by (used in) financing activities	78	(434)

Change in cash and cash equivalents	78	(225)
Cash and cash equivalents at beginning of period	393	634

Cash and cash equivalents at end of period	$471	$409

Interest payments	$411	$443
Income tax payments (refunds), net	$127	$(149)

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2008, these affiliates owned and operated 161 hospitals, 101 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $40 million and $37 million for the quarters ended March 31, 2008 and 2007, respectively. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). This new standard will change the financial accounting and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Pronouncements (continued)

business combination and establishes the acquisition date as the date the acquirer achieves control. The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS 160 amends certain of ARB No. 51’s consolidation procedures to provide consistency with the requirements of SFAS 141(R). SFAS 160 is required to be adopted concurrently with SFAS 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. SFAS 160 will require retroactive restatement to provide for consistent presentation of noncontrolling interests for all periods presented. We are currently evaluating the impact of SFAS 160.

NOTE 2 — INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” Interest expense of $12 million and $14 million related to taxing authority examinations is included in the provision for income taxes for the quarters ended March 31, 2008 and 2007, respectively.

Our liability for unrecognized tax benefits was $882 million, including interest of $230 million, as of March 31, 2008 ($828 million and $218 million, respectively, as of December 31, 2007). Of the $882 million, $509 million ($489 million as of December 31, 2007) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or a $215 million refundable deposit we made in 2006, which is recorded in noncurrent assets.

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The IRS completed its examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships during 2008, and we intend to contest certain claimed deficiencies and adjustments proposed by the IRS in connection with these audits before the IRS Appeals Division. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES (continued)

Thirty-two taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of March 31, 2008.

Depending on the resolution of the IRS disputes, the completion of examinations by federal, state or international taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible our liability for unrecognized tax benefits may significantly increase or decrease within the next twelve months. However, we are currently unable to estimate the range of any possible change.

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at March 31, 2008 and December 31, 2007 follows (dollars in millions):

	March 31, 2008
	Amortized	Unrealized Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,585	$25	$(5)	$1,605
Money market funds	174	—	—	174
Asset-backed securities	57	—	(1)	56
Corporate	3	—	—	3

	1,819	25	(6)	1,838

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks and other	6	—	—	6

	12	—	(1)	11

	$1,831	$25	$(7)	1,849

Amount classified as current assets				(215)

Investment carrying value				$1,634

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,675	$23	$(2)	$1,696
Money market funds	109	—	—	109
Asset-backed securities	59	1	—	60
Corporate and other	5	—	—	5

	1,848	24	(2)	1,870

Equity securities:
Preferred stocks	26	—	(1)	25
Common stocks	4	—	—	4

	30	—	(1)	29

	$1,878	$24	$(3)	1,899

Amount classified as current assets				(230)

Investment carrying value				$1,669

At March 31, 2008 and December 31, 2007, the investments of our insurance subsidiary were classified as “available-for-sale.” The fair value of investment securities is generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At March 31, 2008 and December 31, 2007, $129 million and $106 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at March 31, 2008 and December 31, 2007, including related interest rates at March 31, 2008, follows (dollars in millions):

	March 31,	December 31,
	2008	2007

Senior secured asset-based revolving credit facility (effective interest rate of 4.0%)	$2,000	$1,350
Senior secured term loan facilities (effective interest rate of 6.5%)	12,341	12,317
Other senior secured debt (effective interest rate of 6.7%)	433	427

First lien debt	14,774	14,094

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	7,015	7,514

Total debt (average life of seven years, rates averaging 7.2%)	27,489	27,308
Less amounts due within one year	330	308

	$27,159	$27,000

During March 2008, we completed a tender offer to repurchase $500 million par value of our outstanding debt, subject to the terms and conditions set forth in the Offer to Purchase dated February 7, 2008. The securities repurchased were $200 million of our 8.750% notes due 2010, $202 million of our 7.875% notes due 2011 and $98 million of our 6.950% notes due 2012. We utilized our senior secured asset-based revolving credit facility to fund the repurchase.

During March 2008, we entered into two interest rate swap agreements, in a total notional amount of $1 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with our senior secured credit facilities. These interest rate swaps expire in March 2011.

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices),

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Cash Traded Investments

Our cash traded investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments based on quoted market prices in active markets include most U.S. government and agency securities, active listed equities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. We do not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most municipal and provincial obligations, investment-grade and high yield corporate bonds and mortgage securities. Such instruments are generally classified within Level 2 of the fair market hierarchy.

Certain types of cash traded instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include auction rate bonds and limited partnership investments. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted when changes to inputs and assumptions are corroborated by evidence, such as transactions in similar instruments, completed or pending third-party transactions in the underlying instrument or comparable entities, offerings in the capital markets, and changes in financial results, data or cash flows. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt student loan auction rate securities (“ARS”), that are backed by student loans substantially guaranteed by the federal government, of $661 million at March 31, 2008. The valuations of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our market observations failed to identify an illiquidity discount that was verifiable without the strong presumption of forced liquidation or distress sales. Valuations resulting from forced liquidations or distress sales are inconsistent with the SFAS 157 definition of fair value, which assumes an orderly market. Our valuation models did not indicate a valuation discount below par value for these securities when compared to yields of variable rate demand notes of similar credit worthy securities, without consideration of their mandatory put features. Management observed other ARS with similar characteristics that were called, partially called or repurchased at par by their issuers at or near the measurement date. After considering these factors, management’s best estimate of fair value for our ARS is par value.

Derivative Financial Instruments

We have entered into interest rate and cross currency swap agreements to manage our exposure to fluctuations in interest rates and foreign currency risks. The valuation of these instruments is determined using widely accepted

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,849	$176	$1,001	$672
Less amounts classified as current assets	(215)	(174)	(41)	—

	1,634	2	960	672
Cross currency swaps (Other assets)	183	—	183	—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	530	—	530	—

The following table summarizes the activity related to investments of our insurance subsidiary having fair value measurements based on significant unobservable inputs (Level 3) during the quarter ended March 31, 2008 (dollars in millions):

Balance at December 31, 2007	$4
Transfers into Level 3	668

Balance at March 31, 2008	$672

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	CONTINGENCIES

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

NOTE 7 —	COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2008 and 2007 are as follows (dollars in millions):

	Quarter
	2008	2007

Net income	$170	$180
Change in fair value of derivative instruments	(167)	(24)
Change in net unrealized gains on available-for-sale securities	(3)	(1)
Defined benefit plans	1	—

Comprehensive income	$1	$155

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2008	2007

Change in fair value of derivative instruments	$(343)	$(176)
Net unrealized gains on available-for-sale securities	11	14
Currency translation adjustments	34	34
Defined benefit plans	(43)	(44)

Accumulated other comprehensive loss	$(341)	$(172)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2008 and 2007, approximately 25% and 26%, respectively, of our patient revenues related to patients participating in the Medicare program.

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

	Quarter
	2008	2007

Revenues:
Central Group	$1,692	$1,545
Eastern Group	2,220	2,069
Western Group	2,975	2,814
Corporate and other	240	249

	$7,127	$6,677

Equity in earnings of affiliates:
Central Group	$(1)	$4
Eastern Group	(1)	(1)
Western Group	(66)	(60)
Corporate and other	1	—

	$(67)	$(57)

Adjusted segment EBITDA:
Central Group	$296	$281
Eastern Group	354	376
Western Group	570	604
Corporate and other	(40)	15

	$1,180	$1,276

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter
	2008	2007

Depreciation and amortization:
Central Group	$91	$90
Eastern Group	90	92
Western Group	138	130
Corporate and other	38	43

	$357	$355

Adjusted segment EBITDA	$1,180	$1,276
Depreciation and amortization	357	355
Interest expense	530	557
Gains on sales of facilities	(51)	(5)

Income before minority interests and income taxes	$344	$369

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our senior secured asset-based revolving credit facility).

Our summarized condensed consolidating balance sheets at March 31, 2008 and December 31, 2007 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2008 and 2007, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,159	$2,968	$—	$7,127

Salaries and benefits	—	1,709	1,130	—	2,839
Supplies	—	679	494	—	1,173
Other operating expenses	6	589	519	—	1,114
Provision for doubtful accounts	—	556	332	—	888
Equity in earnings of affiliates	(525)	(26)	(41)	525	(67)
Depreciation and amortization	—	196	161	—	357
Interest expense	558	(7)	(21)	—	530
Gains on sales of facilities	—	(2)	(49)	—	(51)
Management fees	—	(113)	113	—	—

	39	3,581	2,638	525	6,783

Income (loss) before minority interests and income taxes	(39)	578	330	(525)	344
Minority interests in earnings of consolidated entities	—	13	43	—	56

Income (loss) before income taxes	(39)	565	287	(525)	288
Provision for income taxes	(209)	219	108	—	118

Net income (loss)	$170	$346	$179	$(525)	$170

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$3,876	$2,801	$—	$6,677

Salaries and benefits	—	1,601	1,046	—	2,647
Supplies	—	643	460	—	1,103
Other operating expenses	—	555	462	—	1,017
Provision for doubtful accounts	—	430	261	—	691
Equity in earnings of affiliates	(512)	(26)	(31)	512	(57)
Depreciation and amortization	—	195	160	—	355
Interest expense	538	14	5	—	557
Gains on sales of facilities	—	—	(5)	—	(5)
Management fees	—	(105)	105	—	—

	26	3,307	2,463	512	6,308

Income (loss) before minority interests and income taxes	(26)	569	338	(512)	369
Minority interests in earnings of consolidated entities	—	6	55	—	61

Income (loss) before income taxes	(26)	563	283	(512)	308
Provision for income taxes	(206)	225	109	—	128

Net income (loss)	$180	$338	$174	$(512)	$180

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$170	$301	$—	$471
Accounts receivable, net	—	2,353	1,781	—	4,134
Inventories	—	432	273	—	705
Deferred income taxes	693	—	—	—	693
Other	—	146	352	—	498

	693	3,101	2,707	—	6,501

Property and equipment, net	—	6,900	4,481	—	11,381
Investments of insurance subsidiary	—	—	1,634	—	1,634
Investments in and advances to affiliates	—	243	495	—	738
Goodwill	—	1,643	990	—	2,633
Deferred loan costs	517	—	—	—	517
Investments in and advances to subsidiaries	17,715	—	—	(17,715)	—
Other	1,031	20	37	—	1,088

	$19,956	$11,907	$10,344	$(17,715)	$24,492

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$796	$476	$—	$1,272
Accrued salaries	—	473	259	—	732
Other accrued expenses	628	152	642	—	1,422
Long-term debt due within one year	287	—	43	—	330

	915	1,421	1,420	—	3,756

Long-term debt	26,581	108	470	—	27,159
Intercompany balances	1,502	(6,486)	4,984	—	—
Professional liability risks	—	—	1,242	—	1,242
Income taxes and other liabilities	1,321	295	129	—	1,745
Minority interests in equity of consolidated entities	—	116	837	—	953

	30,319	(4,546)	9,082	—	34,855
Equity securities with contingent redemption rights	163	—	—	—	163

Stockholders’ (deficit) equity	(10,526)	16,453	1,262	(17,715)	(10,526)

	$19,956	$11,907	$10,344	$(17,715)	$24,492

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$165	$228	$—	$393
Accounts receivable, net	—	2,248	1,647	—	3,895
Inventories	—	432	278	—	710
Deferred income taxes	592	—	—	—	592
Other	—	123	492	—	615

	592	2,968	2,645	—	6,205

Property and equipment, net	—	6,960	4,482	—	11,442
Investments of insurance subsidiary	—	—	1,669	—	1,669
Investments in and advances to affiliates	—	221	467	—	688
Goodwill	—	1,644	985	—	2,629
Deferred loan costs	539	—	—	—	539
Investments in and advances to subsidiaries	17,190	—	—	(17,190)	—
Other	798	18	37	—	853

	$19,119	$11,811	$10,285	$(17,190)	$24,025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$883	$487	$—	$1,370
Accrued salaries	—	515	265	—	780
Other accrued expenses	411	372	608	—	1,391
Long-term debt due within one year	271	—	37	—	308

	682	1,770	1,397	—	3,849

Long-term debt	26,439	103	458	—	27,000
Intercompany balances	1,368	(6,524)	5,156	—	—
Professional liability risks	—	—	1,233	—	1,233
Income taxes and other liabilities	1,004	238	137	—	1,379
Minority interests in equity of consolidated entities	—	117	821	—	938

	29,493	(4,296)	9,202	—	34,399
Equity securities with contingent redemption rights	164	—	—	—	164

Stockholders’ (deficit) equity	(10,538)	16,107	1,083	(17,190)	(10,538)

	$19,119	$11,811	$10,285	$(17,190)	$24,025

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$170	$346	$179	$(525)	$170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	556	332	—	888
Depreciation and amortization	—	196	161	—	357
Income taxes	(9)	—	—	—	(9)
Gains on sales of facilities	—	(5)	(46)	—	(51)
Equity in earnings of affiliates	(525)	—	—	525	—
Decrease in cash from operating assets and liabilities	102	(984)	(301)	—	(1,183)
Share-based compensation	7	—	—	—	7
Change in minority interests	—	(1)	7	—	6
Other	32	6	4	—	42

Net cash provided by (used in) operating activities	(223)	114	336	—	227

Cash flows from investing activities:
Purchase of property and equipment	—	(127)	(181)	—	(308)
Acquisition of hospitals and health care entities	—	(18)	(6)	—	(24)
Disposition of hospitals and health care entities	—	17	90	—	107
Change in investments	—	(18)	7	—	(11)
Other	—	—	9	—	9

Net cash used in investing activities	—	(146)	(81)	—	(227)

Cash flows from financing activities:
Net change in revolving bank credit facility	650	—	—	—	650
Repayment of long-term debt	(560)	(1)	(14)	—	(575)
Changes in intercompany balances with affiliates, net	134	38	(172)	—	—
Other	(1)	—	4	—	3

Net cash provided by (used in) financing activities	223	37	(182)	—	78

Change in cash and cash equivalents	—	5	73	—	78
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$170	$301	$—	$471

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$180	$338	$174	$(512)	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	430	261	—	691
Depreciation and amortization	—	195	160	—	355
Income taxes	277	—	—	—	277
Gains on sales of facilities	—	—	(5)	—	(5)
Equity in earnings of affiliates	(512)	—	—	512	—
Increase (decrease) in cash from operating assets and liabilities	105	(801)	(507)	—	(1,203)
Share-based compensation	5	—	—	—	5
Change in minority interests	—	2	31	—	33
Other	19	—	—	—	19

Net cash provided by operating activities	74	164	114	—	352

Cash flows from investing activities:
Purchase of property and equipment	—	(128)	(206)	—	(334)
Acquisition of hospitals and health care entities	—	—	(10)	—	(10)
Disposition of hospitals and health care entities	—	8	22	—	30
Change in investments	—	4	161	—	165
Other	—	6	—	—	6

Net cash used in investing activities	—	(110)	(33)	—	(143)

Cash flows from financing activities:
Net change in revolving bank credit facility	(450)	—	—	—	(450)
Repayment of long-term debt	(67)	(3)	(8)	—	(78)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	351	(215)	(136)	—	—
Other	(8)	—	2	—	(6)

Net cash used in financing activities	(74)	(218)	(142)	—	(434)

Change in cash and cash equivalents	—	(164)	(61)	—	(225)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$118	$291	$—	$409

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

First Quarter 2008 Operations Summary

Net income totaled $170 million for the quarter ended March 31, 2008, compared to $180 million for the quarter ended March 31, 2007. Revenues increased to $7.127 billion in the first quarter of 2008 from $6.677 billion for the first quarter of 2007. First quarter 2008 results include gains on sales of facilities of $51 million compared to gains on sales of facilities of $5 million for the first quarter of 2007.

Revenues increased 6.7% on a consolidated basis and 8.1% on a same facility basis for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase in consolidated revenues can be attributed to a 6.7% increase in revenue per equivalent admission and flat equivalent admissions. The same facility revenues increase resulted from a 6.9% increase in same facility revenue per equivalent admission, and a 1.1% increase in equivalent admissions.

During the quarter ended March 31, 2008, same facility admissions increased 0.8%, compared to the quarter ended March 31, 2007. Same facility inpatient surgeries decreased 0.7%, and same facility outpatient surgeries decreased 2.7% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

For the quarter ended March 31, 2008, the provision for doubtful accounts increased to 12.5% of revenues from 10.3% of revenues for the quarter ended March 31, 2007. Same facility uninsured admissions increased 5.3% and same facility uninsured emergency room visits increased 9.3% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

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

Revenues increased 6.7% from $6.677 billion in the first quarter of 2007 to $7.127 billion for the first quarter of 2008. The increase in revenues can be attributed to the impact of a 6.7% increase in revenue per equivalent admission and flat equivalent admissions for the first quarter of 2008 compared to the first quarter of 2007.

Consolidated admissions decreased 0.5% and same facility admissions increased 0.8% compared to the first quarter of 2007. Consolidated outpatient surgeries decreased 3.6% and same facility outpatient surgeries decreased 2.7% in the first quarter of 2008 compared to the first quarter of 2007. Consolidated inpatient surgeries decreased 4.0% and same facility inpatient surgeries decreased 0.7% in the first quarter of 2008 compared to the first quarter of 2007.

Same facility uninsured admissions increased by 1,204 admissions, or 5.3%, in the first quarter of 2008 compared to the first quarter of 2007. The quarterly trend of same facility uninsured admissions growth during 2007, compared to 2006, was 12.4% during the first quarter, 9.9% during the second quarter, 5.2% during the third quarter and 10.0% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2008 and 2007 are set forth in the following table.

	Quarter
	2008	2007

Medicare	36%	37%
Managed Medicare	9	7
Medicaid	8	8
Managed Medicaid	7	6
Managed care and other insurers	34	36
Uninsured	6	6

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2008 and 2007 are set forth in the following table.

	Quarter
	2008	2007

Medicare	33%	34%
Managed Medicare	8	7
Medicaid	6	6
Managed Medicaid	3	3
Managed care and other insurers	43	45
Uninsured	7	5

	100%	100%

At March 31, 2008, we had 73 hospitals in the states of Texas and Florida. During the first quarter of 2008, 55% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represent 62% of our uninsured admissions.

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

Our Texas Medicaid revenues increased by $38 million and $56 million during the first quarters of 2008 and 2007, respectively, due to increases in Medicaid supplemental payments pursuant to UPL programs in which we, local governments and other unaffiliated providers participate.

Based upon review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, CMS has deferred a portion of claimed amounts. The federal deferral is expected to continue until CMS completes its review. The outcome of such review might affect the past and future claimed payments. We have not recognized any net benefits related to the Texas Medicaid supplemental payments in our operating results for periods subsequent to June 30, 2007 and will continue this revenue recognition policy until we receive further guidance from responsible federal and state agencies. We expect to receive updated information from the responsible federal and state agencies during the second and third quarters of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters ended March 31, 2008 and 2007 (dollars in millions):

	Quarter
	2008		2007
	Amount	Ratio	Amount	Ratio

Revenues	$7,127	100.0	$6,677	100.0

Salaries and benefits	2,839	39.8	2,647	39.6
Supplies	1,173	16.5	1,103	16.5
Other operating expenses	1,114	15.5	1,017	15.4
Provision for doubtful accounts	888	12.5	691	10.3
Equity in earnings of affiliates	(67)	(0.9)	(57)	(0.9)
Depreciation and amortization	357	5.1	355	5.4
Interest expense	530	7.4	557	8.3
Gains on sales of facilities	(51)	(0.7)	(5)	(0.1)

	6,783	95.2	6,308	94.5

Income before minority interests and income taxes	344	4.8	369	5.5
Minority interests in earnings of consolidated entities	56	0.8	61	0.9

Income before income taxes	288	4.0	308	4.6
Provision for income taxes	118	1.6	128	1.9

Net income	$170	2.4	$180	2.7

% changes from prior year:
Revenues	6.7%		4.1%
Income before income taxes	(6.5)		(50.1)
Net income	(5.8)		(52.3)
Admissions(a)	(0.5)		(4.1)
Equivalent admissions(b)	—		(4.0)
Revenue per equivalent admission	6.7		8.4
Same facility % changes from prior year(c):
Revenues	8.1		6.7
Admissions(a)	0.8		(1.3)
Equivalent admissions(b)	1.1		(1.3)
Revenue per equivalent admission	6.9		8.0

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2008 and 2007

Net income totaled $170 million in 2008 compared to $180 million in 2007. Revenues increased 6.7% due to favorable pricing trends evidenced by net revenue per equivalent admission growth of 6.7% and weak volume trends that resulted in flat equivalent admissions for the first quarter of 2008 compared to the first quarter of 2007.

For the first quarter of 2008, consolidated admissions decreased 0.5% and same facility admissions increased 0.8% compared to the first quarter of 2007. Outpatient surgical volumes decreased 3.6% on a consolidated basis and 2.7% on a same facility basis during the first quarter of 2008, compared to the first quarter of 2007. Consolidated inpatient surgeries decreased 4.0% and same facility inpatient surgeries decreased 0.7% in the first quarter of 2008 compared to the first quarter of 2007.

Salaries and benefits, as a percentage of revenues, were 39.8% in the first quarter of 2008 and 39.6% in the same quarter of 2007. Salaries and benefits per equivalent admission increased 7.2% in the first quarter of 2008 compared to the first quarter of 2007. Labor rate increases averaged 4.7% for the first quarter of 2008 compared to the first quarter of 2007.

Supplies, as a percentage of revenues, were 16.5% for both first quarters of 2008 and 2007. Supply cost per equivalent admission increased 6.3% in the first quarter of 2008 compared to the first quarter of 2007. Same facility supply costs increased 8.0% for medical devices, primarily for orthopedic supplies, 10.1% for pharmacy supplies and 7.5% for general medical and surgical items.

Other operating expenses, as a percentage of revenues, increased to 15.5% in the first quarter of 2008 compared to 15.4% in the first quarter of 2007. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $56 million and $53 million for the first quarters of 2008 and 2007, respectively. Other operating expenses include $38 million and $27 million of indigent care costs in certain Texas markets during the first quarters of 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, increased to 12.5% in the first quarter of 2008 compared to 10.3% in the first quarter of 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 9.3% and uninsured admissions of 5.3% in the first quarter of 2008 compared to the first quarter of 2007. At March 31, 2008, our allowance for doubtful accounts represented approximately 90% of the $5.105 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Equity in earnings of affiliates increased from $57 million in the first quarter of 2007 to $67 million in the first quarter of 2008 due to increases in profits at joint ventures accounted for under the equity method of accounting. Equity in earnings of affilitates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased by $2 million, from $355 million in the first quarter of 2007 to $357 million in the first quarter of 2008.

Interest expense decreased from $557 million in the first quarter of 2007 to $530 million in the first quarter of 2008. Our average debt balance was $27.293 billion for the first quarter of 2008 compared to $28.061 billion for the first quarter of 2007. The average interest rate for our long term debt decreased from 7.7% at March 31, 2007 to 7.2% at March 31, 2008.

Minority interests in earnings of consolidated entities decreased from $61 million for the first quarter of 2007 to $56 million for the first quarter of 2008. The decrease in minority interest expense related primarily to declines in operating results of hospital joint ventures in two Texas markets.

The effective tax rate was 41% for each of the first quarters of 2008 and 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $227 million in the first quarter of 2008 compared to $352 million in the first quarter of 2007. The lower cash provided by operating activities in the first quarter of 2008 compared to the first quarter of 2007 related, primarily, to the net impact of increase in cash used to make net income tax payments of $276 million and a $217 million increase in cash provided from changes in operating assets and liabilities. We made $127 million in net tax payments in the first quarter of 2008 and received $149 million in net tax refunds in the first quarter of 2007. Working capital totaled $2.745 billion at March 31, 2008 and $2.356 billion at December 31, 2007.

Cash used in investing activities was $227 million in the first quarter of 2008 compared to $143 million in the first quarter of 2007. Excluding acquisitions, capital expenditures were $308 million in the first quarter of 2008 and $334 million in the first quarter of 2007. Capital expenditures are expected to approximate $1.65 billion in 2008. At March 31, 2008, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $2.0 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We expended $11 million to increase investments in the first quarter of 2008 and received cash flows from our investments of $165 million in the first quarter of 2007. We received $107 million and $30 million from sales of hospitals and health care entities during the first quarters of 2008 and 2007, respectively.

Cash provided by financing activities totaled $78 million during the first quarter of 2008 compared to cash used in financing activities of $434 million during the first quarter of 2007. During the first quarter of 2008, cash flows from financing activities include an increase in net borrowings of $79 million. During the first quarter of 2007, cash flows from financing activities include $526 million of net debt repayments and the issuance of approximately 1,965,000 shares of common stock for $100 million.

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $27.489 billion at March 31, 2008. The $181 million increase in total debt during the quarter was comprised of net borrowings of $79 million, $79 million of currency translation adjustments and $23 million related to capital leases. Our interest expense decreased from $557 million for the first quarter of 2007 to $530 million for the first quarter of 2008.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.897 billion available as of March 31, 2008 and April 30, 2008) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims occurred prior to 2007), totaled $1.849 billion and $1.899 billion at March 31, 2008 and December 31, 2007, respectively. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses, and we are not required to maintain investments to fund the liabilities for claims that occurred after 2006. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $215 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we evaluate the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $42 million and $44 million at March 31, 2008 and December 31, 2007, respectively.

During March 2008, we completed a tender offer to repurchase $500 million par value of our outstanding debt, subject to the terms and conditions set forth in the Offer to Purchase dated February 7, 2008. The securities repurchased were $200 million of our 8.750% notes due 2010, $202 million of our 7.875% notes due 2011 and $98 million of our 6.950% notes due 2012. We utilized our senior secured asset-based revolving credit facility to fund the repurchase.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.838 billion and $11 million, respectively, at March 31, 2008. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2008, we had a net unrealized gain of $18 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash to pay claims and other expenses in excess of normal cash requirements on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2008, our wholly-owned insurance subsidiary, had invested $661 million in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are usually reset through a Dutch auction every seven to 35 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $5.348 billion of long-term debt at March 31, 2008 is subject to variable rates of interest, while the remaining balance in long-term debt of $22.141 billion at March 31, 2008 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt decreased from 7.7% at March 31, 2007 to 7.2% at March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

The estimated fair value of our total long-term debt was $25.635 billion at March 31, 2008. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $53 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and the European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31, 2011 under the European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. Changes in the fair value of these derivatives are recognized in results of operations.

Pending IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2001 and 2002 federal income tax returns for HCA and 15 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The IRS completed its examination of the 2003 and 2004 federal income tax returns for HCA and 19 affiliated partnerships during 2008, and we intend to contest certain claimed deficiencies and adjustments proposed by the IRS in connection with these audits before the IRS Appeals Division. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

Thirty-two taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of March 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2008	2007

CONSOLIDATING
Number of hospitals in operation at:
March 31	161	165
June 30		164
September 30		162
December 31		161
Number of freestanding outpatient surgical centers in operation at:
March 31	101	99
June 30		98
September 30		98
December 31		99
Licensed hospital beds at(a):
March 31	38,375	39,269
June 30		39,175
September 30		38,939
December 31		38,405
Weighted average licensed beds(b):
Quarter:
First	38,406	39,269
Second		39,222
Third		38,990
Fourth		38,784
Year		39,065
Average daily census(c):
Quarter:
First	22,248	22,461
Second		20,874
Third		20,444
Fourth		20,448
Year		21,049
Admissions(d):
Quarter:
First	401,700	403,800
Second		383,200
Third		381,700
Fourth		384,000
Year		1,552,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Equivalent admissions(e):
Quarter:
First	601,300	601,200
Second		582,500
Third		583,400
Fourth		585,300
Year		2,352,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second		5.0
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,368,800	1,295,200
Second		1,258,700
Third		1,273,900
Fourth		1,288,300
Year		5,116,100
Outpatient surgeries(h):
Quarter:
First	196,900	204,200
Second		204,200
Third		196,400
Fourth		200,100
Year		804,900
Inpatient surgeries(i):
Quarter:
First	125,400	130,500
Second		131,200
Third		128,300
Fourth		126,500
Year		516,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Days in accounts receivable(j):
Quarter:
First	53	52
Second		51
Third		54
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$25,804	$23,161
Second		22,503
Third		22,381
Fourth		24,384
Year		92,429
Outpatient revenues as a % of patient revenues(l):
Quarter:
First	36%	36%
Second		37%
Third		38%
Fourth		37%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30		8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	9
June 30		9
September 30		9
December 31		9
Licensed hospital beds at:
March 31	2,337	2,356
June 30		2,334
September 30		2,337
December 31		2,337

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2008:
Medicare and Medicaid	12%	1%	2%
Managed care and other discounted	19	4	4
Uninsured	19	10	29

Total	50%	15%	35%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court and the United States Court of Federal Claims. For a description of those proceedings, see Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, HCA issued 14,914 shares of common stock in connection with the exercise of stock options for aggregate consideration of $251,698. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 701 promulgated thereunder.

Item 4:	Submissions of Matters to a Vote of Security Holders

On March 26, 2008, Hercules Holding II, LLC, the holder of 97.5% of our issued and outstanding shares of capital stock, reelected Christopher J. Birosak, George A. Bitar, Jack O. Bovender, Jr., Richard M. Bracken, John P. Connaughton, Thomas F. Frist, Jr., Thomas F. Frist III, Christopher R. Gordon, Michael W. Michelson, James C. Momtazee, Stephen G. Pagliuca, Peter M. Stavros and Nathan C. Thorne, as the Board of Directors of the Company and approved an amended and restated certificate of incorporation of the Company, which amended and restated certificate of incorporation became effective March 27, 2008. On April 25, 2008, a notice of such action was sent to the holders of record of our issued and outstanding capital stock as of the close of business on March 26, 2008.

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

Date: May 12, 2008