Form 10-Q
period 2008-06-30
HCA INC/TN
filed 2008-08-13
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2008

Voting common stock, $.01 par value	94,176,700 shares

HCA INC.

Form 10-Q
June 30, 2008

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2008	2007	2008	2007

Revenues	$6,980	$6,729	$14,107	$13,406

Salaries and benefits	2,841	2,654	5,680	5,301
Supplies	1,149	1,096	2,322	2,199
Other operating expenses	1,136	1,101	2,250	2,118
Provision for doubtful accounts	813	753	1,701	1,444
Gains on investments	(1)	(7)	(1)	(7)
Equity in earnings of affiliates	(62)	(48)	(129)	(105)
Depreciation and amortization	355	361	712	716
Interest expense	494	557	1,024	1,114
Losses (gains) on sales of facilities	11	(11)	(40)	(16)
Impairment of long-lived assets	9	24	9	24

	6,745	6,480	13,528	12,788

Income before minority interests and income taxes	235	249	579	618
Minority interests in earnings of consolidated entities	56	55	112	116

Income before income taxes	179	194	467	502
Provision for income taxes	38	78	156	206

Net income	$141	$116	$311	$296

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$368	$393
Accounts receivable, less allowance for doubtful accounts of $4,893 and $4,289	3,922	3,895
Inventories	715	710
Deferred income taxes	727	592
Other	557	615

	6,289	6,205

Property and equipment, at cost	23,145	22,579
Accumulated depreciation	(11,709)	(11,137)

	11,436	11,442

Investments of insurance subsidiary	1,526	1,669
Investments in and advances to affiliates	833	688
Goodwill	2,630	2,629
Deferred loan costs	498	539
Other	858	853

	$24,070	$24,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,214	$1,370
Accrued salaries	785	780
Other accrued expenses	1,064	1,391
Long-term debt due within one year	341	308

	3,404	3,849

Long-term debt	27,274	27,000
Professional liability risks	1,160	1,233
Income taxes and other liabilities	1,295	1,379
Minority interests in equity of consolidated entities	959	938

Equity securities with contingent redemption rights	163	164

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,176,700 shares in 2008 and 94,182,400 shares in 2007	1	1
Capital in excess of par value	138	112
Accumulated other comprehensive loss	(156)	(172)
Retained deficit	(10,168)	(10,479)

	(10,185)	(10,538)

	$24,070	$24,025

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Unaudited
(Dollars in millions)

	2008	2007

Cash flows from operating activities:
Net income	$311	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,701	1,444
Depreciation and amortization	712	716
Income taxes	(376)	(21)
Gains on sales of facilities	(40)	(16)
Impairment of long-lived assets	9	24
Changes in operating assets and liabilities	(1,994)	(2,100)
Share-based compensation	19	11
Change in minority interests	15	16
Other	67	36

Net cash provided by operating activities	424	406

Cash flows from investing activities:
Purchase of property and equipment	(717)	(675)
Acquisition of hospitals and health care entities	(44)	(10)
Disposition of hospitals and health care entities	110	65
Change in investments	(11)	192
Other	13	10

Net cash used in investing activities	(649)	(418)

Cash flows from financing activities:
Net change in revolving bank credit facility	900	(210)
Repayment of long-term debt	(703)	(148)
Issuance of common stock	—	100
Other	3	(10)

Net cash provided by (used in) financing activities	200	(268)

Change in cash and cash equivalents	(25)	(280)
Cash and cash equivalents at beginning of period	393	634

Cash and cash equivalents at end of period	$368	$354

Interest payments	$1,007	$1,092
Income tax payments, net of refunds	$532	$227

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2008, these affiliates owned and operated 161 hospitals, 99 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $43 million for each of the quarters ended June 30, 2008 and 2007, and $83 million and $80 million for the six months ended June 30, 2008 and 2007, respectively. Operating results for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Recent Pronouncements (continued)

combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS 160 amends certain of ARB No. 51’s consolidation procedures to provide consistency with the requirements of SFAS 141(R). SFAS 160 is required to be adopted concurrently with SFAS 141(R) and is effective for fiscal years and interim periods beginning on or after December 15, 2008. SFAS 160 will require retroactive restatement to provide for consistent presentation of noncontrolling interests for all periods presented. We are currently evaluating the impact of SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard will require entities to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161.

NOTE 2 —	INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 created a single model to address uncertainty in income tax positions and clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” A $6 million ($4 million net of tax) reduction to interest expense related to taxing authority examinations is included in the provision for income taxes for the quarter ended June 30, 2008 and $8 million ($5 million net of tax) of interest expense is included in the provision for income taxes for the quarter ended June 30, 2007. Interest expense of $6 million and $22 million ($4 million and $14 million, respectively, net of tax) is included in the provision for income taxes for the six months ended June 30, 2008 and 2007, respectively.

Our liability for unrecognized tax benefits was $700 million, including accrued interest of $204 million, as of June 30, 2008 ($828 million and $218 million, respectively, as of December 31, 2007). Of the $700 million, $363 million ($489 million as of December 31, 2007) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the remaining $104 million balance of a refundable deposit we made in 2006, which is recorded in noncurrent assets.

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2001 through 2004 federal income returns for HCA and 17 affiliates that are treated as partnerships for federal income tax

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES (continued)

purposes (“affiliated partnerships”). The disputed items include the deductibility of a portion of the 2003 government settlement payment, the timing of recognition of certain patient service revenues for 2003 and 2004, and our method for calculating the tax allowance for doubtful accounts for 2001 through 2004.

During the quarter ended June 30, 2008, we reached a settlement with the IRS Appeals Division resolving the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of this settlement, we reduced our provision for income taxes for the quarter and six months ended June 30, 2008 by $38 million, including interest of $6 million ($4 million net of tax). We will apply $111 million of the $215 million refundable deposit made in 2006 to tax and interest due for our 2001 and 2002 taxable years.

During the quarter ended June 30, 2008, we reached a settlement with the IRS resolving the dispute related to our method for calculating the tax allowance for doubtful accounts in 2001 through 2004 for two affiliated partnerships. This settlement had no significant impact on our results of operations or financial position. We expect to follow the terms of this settlement to resolve the dispute related to our method of accounting for the tax allowance for doubtful accounts in 2001 through 2004 by HCA and 17 affiliated partnerships.

Fifteen taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of June 30, 2008. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at June 30, 2008 and December 31, 2007, follows (dollars in millions):

	June 30, 2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,551	$16	$(6)	$1,561
Money market funds	117	—	—	117
Asset-backed securities	56	—	(2)	54

	1,724	16	(8)	1,732

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks and other equities	5	—	(1)	4

	11	—	(2)	9

	$1,735	$16	$(10)	1,741

Amount classified as current assets				(215)

Investment carrying value				$1,526

	December 31, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,675	$23	$(2)	$1,696
Money market funds	109	—	—	109
Asset-backed securities	59	1	—	60
Corporate and other	5	—	—	5

	1,848	24	(2)	1,870

Equity securities:
Preferred stocks	26	—	(1)	25
Common stocks and other equities	4	—	—	4

	30	—	(1)	29

	$1,878	$24	$(3)	1,899

Amount classified as current assets				(230)

Investment carrying value				$1,669

At June 30, 2008 and December 31, 2007, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30, 2008 and December 31, 2007, $114 million and $106 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralizations and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at June 30, 2008 and December 31, 2007, including related interest rates at June 30, 2008 follows (dollars in millions):

	June 30,	December 31,
	2008	2007

Senior secured asset-based revolving credit facility (effective interest rate of 3.7%)	$2,000	$1,350
Senior secured revolving credit facility (effective interest rate of 4.7%)	250	—
Senior secured term loan facilities (effective interest rate of 6.3%)	12,246	12,317
Other senior secured debt (effective interest rate of 6.7%)	418	427

First lien debt	14,914	14,094

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	7,001	7,514

Total debt (average life of seven years, rates averaging 7.0%)	27,615	27,308
Less amounts due within one year	341	308

	$27,274	$27,000

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any,

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

Cash Traded Investments

Our cash traded investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, active listed equities and most money market securities. Valuations of such instruments are generally classified within Level 1 of the fair value hierarchy. We do not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most municipal and provincial obligations, investment-grade and high yield corporate bonds and mortgage securities. Valuations of such instruments are generally classified within Level 2 of the fair market hierarchy.

Certain types of cash traded instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include auction rate securities (“ARS”) and limited partnership investments. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted when changes to inputs and assumptions are corroborated by evidence, such as transactions in similar instruments, completed or pending third-party transactions in the underlying instrument or comparable entities, offerings in the capital markets, and changes in financial results, data or cash flows. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $652 million at June 30, 2008. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our market observations failed to identify an illiquidity discount that was verifiable without the strong presumption of forced liquidation or distress sales. Valuations resulting from forced liquidations or distress sales are inconsistent with the SFAS 157 definition of fair value, which assumes an orderly market. Our valuation models did not indicate a valuation discount below par value for these securities when compared to yields of variable rate demand notes of similar credit worthy securities, without consideration of their mandatory put features. Management observed other ARS with similar characteristics that were called, partially called or repurchased at par by their issuers at or near the measurement date. After considering these factors, management’s best estimate of fair value for our ARS is par value.

Derivative Financial Instruments

We have entered into interest rate and cross currency swap agreements to manage our exposure to fluctuations in interest rates and foreign currency risks. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,741	$119	$966	$656
Less amounts classified as current assets	(215)	(117)	(98)	—

	1,526	2	868	656
Cross currency swaps (Other assets)	184	—	184	—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	221	—	221	—

The following table summarizes the activity related to investments of our insurance subsidiary having fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (dollars in millions):

Balance at December 31, 2007	$4
Purchases, issuances and settlements	(16)
Transfers into Level 3	668

Balance at June 30, 2008	$656

NOTE 6 —	CONTINGENCIES

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2008 and 2007 are as follows (in millions):

	Quarter		Six Months
	2008	2007	2008	2007

Net income	$141	$116	$311	$296
Change in fair value of derivative instruments	195	92	28	68
Change in unrealized net gains on available-for-sale securities	(8)	(12)	(11)	(13)
Defined benefit plans	(2)	3	(1)	3

Comprehensive income	$326	$199	$327	$354

The components of accumulated other comprehensive loss, net of related taxes, are as follows (in millions):

	June 30,	December 31,
	2008	2007

Change in fair value of derivative instruments	$(148)	$(176)
Net unrealized gains on available-for-sale securities	3	14
Currency translation adjustments	34	34
Defined benefit plans	(45)	(44)

Accumulated other comprehensive loss	$(156)	$(172)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2008 and 2007, approximately 24% of our patient revenues related to patients participating in the Medicare program. During the six months ended June 30, 2008 and 2007, approximately 24% and 25%, respectively, of our patient revenues related to patients participating in the Medicare program.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Our operations are structured into three geographically organized groups: the Eastern Group includes 49 consolidating hospitals located in the Eastern United States, the Central Group includes 52 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains and losses on sales of facilities, impairment of long-lived assets, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and six months ended June 30, 2008 and 2007 are summarized in the following table (dollars in millions):

	Quarter		Six Months
	2008	2007	2008	2007

Revenues:
Central Group	$1,652	$1,579	$3,344	$3,124
Eastern Group	2,103	2,012	4,323	4,081
Western Group	2,964	2,877	5,939	5,691
Corporate and other	261	261	501	510

	$6,980	$6,729	$14,107	$13,406

Equity in earnings of affiliates:
Central Group	$—	$1	$(1)	$5
Eastern Group	—	—	(1)	(1)
Western Group	(60)	(49)	(126)	(109)
Corporate and other	(2)	—	(1)	—

	$(62)	$(48)	$(129)	$(105)

Adjusted segment EBITDA:
Central Group	$255	$278	$551	$559
Eastern Group	300	307	654	683
Western Group	550	553	1,120	1,157
Corporate and other	(1)	42	(41)	57

	$1,104	$1,180	$2,284	$2,456

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2008	2007	2008	2007

Depreciation and amortization:
Central Group	$91	$95	$182	$185
Eastern Group	90	93	180	185
Western Group	138	131	276	261
Corporate and other	36	42	74	85

	$355	$361	$712	$716

Adjusted segment EBITDA	$1,104	$1,180	$2,284	$2,456
Depreciation and amortization	355	361	712	716
Interest expense	494	557	1,024	1,114
Losses (gains) on sales of facilities	11	(11)	(40)	(16)
Impairment of long-lived assets	9	24	9	24

Income before minority interests and income taxes	$235	$249	$579	$618

NOTE 9 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the six months ended June 30, 2008, we paid $18 million to acquire one hospital and $26 million to acquire other health care entities. During the six months ended June 30, 2007, we paid $10 million for health care entity acquisitions.

During the quarter ended June 30, 2008, we recognized a net loss of $11 million related to sales of real estate investments. During the six months ended June 30, 2008, we recognized a net gain of $40 million which includes a $43 million gain on the sale of a hospital facility and a $3 million net loss on sales of real estate and other health care entity investments. During the quarter and six months ended June 30, 2007, we recognized net gains of $11 million and $16 million, respectively, related to sales of real estate investments.

During the quarter ended June 30, 2008, we recorded a charge of $9 million to adjust the value of certain hospital facilities in our Central Group to estimated fair value. During the quarter ended June 30, 2007, we recorded a charge of $24 million to adjust the value of a building in our Central Group to estimated fair value.

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

Our condensed consolidating balance sheets at June 30, 2008 and December 31, 2007, condensed consolidating statements of income for the quarters and six months ended June 30, 2008 and 2007 and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,038	$2,942	$—	$6,980

Salaries and benefits	—	1,697	1,144	—	2,841
Supplies	—	663	486	—	1,149
Other operating expenses	(4)	622	518	—	1,136
Provision for doubtful accounts	—	500	313	—	813
Gains on investments	—	—	(1)	—	(1)
Equity in earnings of affiliates	(463)	(23)	(39)	463	(62)
Depreciation and amortization	—	193	162	—	355
Interest expense (income)	525	(12)	(19)	—	494
Losses on sales of facilities	—	10	1	—	11
Impairment of long-lived assets	—	—	9	—	9
Management fees	—	(107)	107	—	—

	58	3,543	2,681	463	6,745

Income (loss) before minority interests and income taxes	(58)	495	261	(463)	235
Minority interests in earnings of consolidated entities	—	14	42	—	56

Income (loss) before income taxes	(58)	481	219	(463)	179
Provision for income taxes	(199)	155	82	—	38

Net income (loss)	$141	$326	$137	$(463)	$141

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,197	$5,910	$—	$14,107

Salaries and benefits	—	3,406	2,274	—	5,680
Supplies	—	1,342	980	—	2,322
Other operating expenses	2	1,211	1,037	—	2,250
Provision for doubtful accounts	—	1,056	645	—	1,701
Gains on investments	—	—	(1)	—	(1)
Equity in earnings of affiliates	(988)	(49)	(80)	988	(129)
Depreciation and amortization	—	389	323	—	712
Interest expense (income)	1,083	(19)	(40)	—	1,024
Losses (gains) on sales of facilities	—	8	(48)	—	(40)
Impairment of long-lived assets	—	—	9	—	9
Management fees	—	(220)	220	—	—

	97	7,124	5,319	988	13,528

Income (loss) before minority interests and income taxes	(97)	1,073	591	(988)	579
Minority interests in earnings of consolidated entities	—	27	85	—	112

Income (loss) before income taxes	(97)	1,046	506	(988)	467
Provision for income taxes	(408)	374	190	—	156

Net income (loss)	$311	$672	$316	$(988)	$311

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$108	$260	$—	$368
Accounts receivable, net	—	2,193	1,729	—	3,922
Inventories	—	436	279	—	715
Deferred income taxes	727	—	—	—	727
Other	—	146	411	—	557

	727	2,883	2,679	—	6,289

Property and equipment, net	—	6,929	4,507	—	11,436
Investments of insurance subsidiary	—	—	1,526	—	1,526
Investments in and advances to affiliates	—	242	591	—	833
Goodwill	—	1,643	987	—	2,630
Deferred loan costs	498	—	—	—	498
Investments in and advances to subsidiaries	18,178	—	—	(18,178)	—
Other	805	20	33	—	858

	$20,208	$11,717	$10,323	$(18,178)	$24,070

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$753	$461	$—	$1,214
Accrued salaries	—	505	280	—	785
Other accrued expenses	219	229	616	—	1,064
Long-term debt due within one year	300	—	41	—	341

	519	1,487	1,398	—	3,404

Long-term debt	26,739	103	432	—	27,274
Intercompany balances	2,122	(7,085)	4,963	—	—
Professional liability risks	—	—	1,160	—	1,160
Income taxes and other liabilities	850	301	144	—	1,295
Minority interests in equity of consolidated entities	—	132	827	—	959

	30,230	(5,062)	8,924	—	34,092
Equity securities with contingent redemption rights	163	—	—	—	163

Stockholders’ (deficit) equity	(10,185)	16,779	1,399	(18,178)	(10,185)

	$20,208	$11,717	$10,323	$(18,178)	$24,070

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$311	$672	$316	$(988)	$311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,056	645	—	1,701
Depreciation and amortization	—	389	323	—	712
Income taxes	(376)	—	—	—	(376)
Losses (gains) on sales of facilities	—	8	(48)	—	(40)
Impairment of long-lived assets	—	—	9	—	9
Equity in earnings of affiliates	(988)	—	—	988	—
Changes in operating assets and liabilities	(12)	(1,261)	(721)	—	(1,994)
Share-based compensation	19	—	—	—	19
Change in minority interests	—	15	—	—	15
Other	45	2	20	—	67

Net cash provided by (used in) operating activities	(1,001)	881	544	—	424

Cash flows from investing activities:
Purchase of property and equipment	—	(359)	(358)	—	(717)
Acquisition of hospitals and health care entities	—	(18)	(26)	—	(44)
Disposition of hospitals and health care entities	—	19	91	—	110
Change in investments	—	(17)	6	—	(11)
Other	—	—	13	—	13

Net cash used in investing activities	—	(375)	(274)	—	(649)

Cash flows from financing activities:
Net change in revolving bank credit facility	900	—	—	—	900
Repayment of long-term debt	(636)	(2)	(65)	—	(703)
Changes in intercompany balances with affiliates, net	738	(561)	(177)	—	—
Other	(1)	—	4	—	3

Net cash provided by (used in) financing activities	1,001	(563)	(238)	—	200

Change in cash and cash equivalents	—	(57)	32	—	(25)
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$108	$260	$—	$368

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$296	$620	$307	$(927)	$296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	907	537	—	1,444
Depreciation and amortization	—	394	322	—	716
Income taxes	(21)	—	—	—	(21)
Gains on sales of facilities	—	—	(16)	—	(16)
Impairment of long-lived assets	—	—	24	—	24
Equity in earnings of affiliates	(927)	—	—	927	—
Changes in operating assets and liabilities	1	(1,248)	(853)	—	(2,100)
Share-based compensation	11	—	—	—	11
Change in minority interests	—	(3)	19	—	16
Other	40	—	(4)	—	36

Net cash provided by (used in) operating activities	(600)	670	336	—	406

Cash flows from investing activities:
Purchase of property and equipment	—	(204)	(471)	—	(675)
Acquisition of hospitals and health care entities	—	—	(10)	—	(10)
Disposition of hospitals and health care entities	—	8	57	—	65
Change in investments	—	4	188	—	192
Other	—	—	10	—	10

Net cash used in investing activities	—	(192)	(226)	—	(418)

Cash flows from financing activities:
Net change in revolving bank credit facility	(210)	—	—	—	(210)
Repayment of long-term debt	(130)	(3)	(15)	—	(148)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	849	(644)	(205)	—	—
Other	(9)	—	(1)	—	(10)

Net cash provided by (used in) financing activities	600	(647)	(221)	—	(268)

Change in cash and cash equivalents	—	(169)	(111)	—	(280)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$113	$241	$—	$354

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Second Quarter 2008 Operations Summary

Net income totaled $141 million for the quarter ended June 30, 2008, compared to $116 million for the quarter ended June 30, 2007. Revenues increased to $6.980 billion in the second quarter of 2008 from $6.729 billion in the second quarter of 2007. Second quarter 2008 results include losses on sales of facilities of $11 million, compared to gains on sales of facilities of $11 million for the second quarter of 2007. Results for the second quarter of 2008 include an asset impairment charge of $9 million, compared to an asset impairment charge of $24 million for the second quarter of 2007.

Revenues increased 3.7% on a consolidated basis and 5.1% on a same facility basis for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase in consolidated revenues can be attributed to a 2.8% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions. The same facility revenues increase resulted from a 3.0% increase in same facility revenue per equivalent admission and a 2.0% increase in same facility equivalent admissions.

During the quarter ended June 30, 2008, same facility admissions increased 1.3% compared to the quarter ended June 30, 2007. Same facility inpatient surgeries decreased 0.5%, and same facility outpatient surgeries decreased 0.7% during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

For the quarter ended June 30, 2008, salaries and benefits increased to 40.7% of revenues from 39.4% of revenues for the quarter ended June 30, 2007. Salaries and benefits per equivalent admission increased 6.1%, while revenue per equivalent admission increased 2.8% for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Second Quarter 2008 Operations Summary (continued)

For the quarter ended June 30, 2008, the provision of income taxes was reduced by $38 million related to the settlement of certain proposed adjustments related to our 2001 and 2002 federal income tax returns with the IRS Appeals Division.

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

Revenues increased 3.7% from $6.729 billion in the second quarter of 2007 to $6.980 billion for the second quarter of 2008. The increase in revenues can be attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 0.9% increase in equivalent admissions for the second quarter of 2008 compared to the second quarter of 2007. Same facility revenues increased 5.1% for the second quarter of 2008 due to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 2.0% increase in the same facility equivalent admissions.

In the second quarter of 2008, consolidated admissions decreased 0.2% and same facility admissions increased 1.3% compared to the second quarter of 2007. Consolidated inpatient surgeries decreased 4.7% and same facility inpatient surgeries decreased 0.5% in the second quarter of 2008 compared to the second quarter of 2007. Consolidated outpatient surgeries decreased 1.0% and same facility outpatient surgeries decreased 0.7% in the second quarter of 2008 compared to the second quarter of 2007.

Same facility uninsured admissions increased by 233 admissions, or 1.0%, in the second quarter of 2008 compared to the second quarter of 2007. Same facility uninsured admissions increased by 1,204 admissions, or 5.3%, in the first quarter of 2008 compared to the first quarter of 2007. The quarterly trend of same facility uninsured admissions growth during 2007, compared to 2006, was 12.4% during the first quarter, 9.9% during the second quarter, 5.2% during the third quarter and 10.0% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2008 and 2007 are set forth in the following table.

	Quarter		Six Months
	2008	2007	2008	2007

Medicare	34%	35%	35%	36%
Managed Medicare	9	7	9	7
Medicaid	8	8	8	8
Managed Medicaid	7	7	7	7
Managed care and other insurers	36	37	35	36
Uninsured	6	6	6	6

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2008 and 2007 are set forth in the following table.

	Quarter		Six Months
	2008	2007	2008	2007

Medicare	32%	31%	32%	33%
Managed Medicare	8	7	8	7
Medicaid	6	9	6	7
Managed Medicaid	4	3	4	3
Managed care and other insurers	44	44	44	44
Uninsured	6	6	6	6

	100%	100%	100%	100%

At June 30, 2008, we had 73 hospitals in the states of Texas and Florida. During the second quarter of 2008, 55% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 62% of our uninsured admissions during the second quarter of 2008.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these newly available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation.

Our Texas Medicaid revenues increased by $56 million and $122 million during the second quarters of 2008 and 2007, respectively, and $94 million and $178 million during the first six months of 2008 and 2007, respectively, due to increases in Medicaid supplemental payments pursuant to UPL programs in which we, local governments and other unaffiliated providers participate.

During 2007, based upon a review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, the Centers for Medicare and Medicaid Services (“CMS”) deferred a portion of claimed amounts. CMS completed its review of the claimed expenditures and released a portion of the previously deferred amounts during the second quarter of 2008. During the second quarter of 2008, we recognized $17 million of revenues that had been deferred pending the completion of the CMS review. We expect to recognize additional net benefits related to the Texas Medicaid supplemental payment program upon the reestablishment of a routine processing of expenditure claims and Medicaid matching funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and six months ended June 30, 2008 and 2007 (dollars in millions):

	Quarter
	2008		2007
	Amount	Ratio	Amount	Ratio

Revenues	$6,980	100.0	$6,729	100.0

Salaries and benefits	2,841	40.7	2,654	39.4
Supplies	1,149	16.5	1,096	16.3
Other operating expenses	1,136	16.2	1,101	16.4
Provision for doubtful accounts	813	11.7	753	11.2
Gains on investments	(1)	—	(7)	(0.1)
Equity in earnings of affiliates	(62)	(0.9)	(48)	(0.7)
Depreciation and amortization	355	5.0	361	5.3
Interest expense	494	7.1	557	8.3
Losses (gains) on sales of facilities	11	0.2	(11)	(0.2)
Impairment of long-lived assets	9	0.1	24	0.4

	6,745	96.6	6,480	96.3

Income before minority interests and income taxes	235	3.4	249	3.7
Minority interests in earnings of consolidated entities	56	0.8	55	0.8

Income before income taxes	179	2.6	194	2.9
Provision for income taxes	38	0.6	78	1.2

Net income	$141	2.0	$116	1.7

% changes from prior year:
Revenues	3.7%		5.8%
Income before income taxes	(7.5)		(60.2)
Net income	21.7		(60.8)
Admissions(a)	(0.2)		(4.9)
Equivalent admissions(b)	0.9		(4.5)
Revenue per equivalent admission	2.8		10.8
Same facility % changes from prior year(c):
Revenues	5.1		8.4
Admissions(a)	1.3		(1.8)
Equivalent admissions(b)	2.0		(1.5)
Revenue per equivalent admission	3.0		10.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2008		2007
	Amount	Ratio	Amount	Ratio

Revenues	$14,107	100.0	$13,406	100.0

Salaries and benefits	5,680	40.3	5,301	39.5
Supplies	2,322	16.5	2,199	16.4
Other operating expenses	2,250	15.8	2,118	15.8
Provision for doubtful accounts	1,701	12.1	1,444	10.8
Gains on investments	(1)	—	(7)	—
Equity in earnings of affiliates	(129)	(0.9)	(105)	(0.8)
Depreciation and amortization	712	5.0	716	5.3
Interest expense	1,024	7.3	1,114	8.3
Gains on sales of facilities	(40)	(0.3)	(16)	(0.1)
Impairment of long-lived assets	9	0.1	24	0.2

	13,528	95.9	12,788	95.4

Income before minority interests and income taxes	579	4.1	618	4.6
Minority interests in earnings of consolidated entities	112	0.8	116	0.9

Income before income taxes	467	3.3	502	3.7
Provision for income taxes	156	1.1	206	1.5

Net income	$311	2.2	$296	2.2

% changes from prior year:
Revenues	5.2%		4.9%
Income before income taxes	(6.9)		(54.5)
Net income	4.9		(56.0)
Admissions(a)	(0.4)		(4.5)
Equivalent admissions(b)	0.4		(4.2)
Revenue per equivalent admission	4.8		9.6
Same facility % changes from prior year(c):
Revenues	6.6		7.5
Admissions(a)	1.1		(1.6)
Equivalent admissions(b)	1.6		(1.4)
Revenue per equivalent admission	4.9		9.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2008 and 2007

Net income totaled $141 million for the second quarter of 2008, compared to $116 million for the second quarter of 2007. Revenues increased 3.7% due to the combined impact of net revenue per equivalent admission growth of 2.8% and a 0.9% increase in equivalent admissions.

For the second quarter of 2008, consolidated admissions decreased 0.2% and same facility admissions increased 1.3% compared to the second quarter of 2007. Inpatient surgical volumes decreased 4.7% on a consolidated basis and decreased 0.5% on a same facility basis during the second quarter of 2008, compared to the second quarter of 2007. Outpatient surgical volumes decreased 1.0% on a consolidated basis and decreased 0.7% on a same facility basis during the second quarter of 2008 compared to the second quarter of 2007.

Salaries and benefits, as a percentage of revenues, were 40.7% in the second quarter of 2008 and 39.4% in the second quarter of 2007. Salaries and benefits per equivalent admission increased 6.1% in the second quarter of 2008 compared to the second quarter of 2007. Same facility labor rate increases averaged 4.9% for the second quarter of 2008 compared to the second quarter of 2007.

Supplies increased, as a percentage of revenues, from 16.3% in the second quarter of 2007 to 16.5% in the second quarter of 2008. Supply cost per equivalent admission increased 3.9% in the second quarter of 2008 compared to the second quarter of 2007. Same facility supply costs increased 8.2% for medical devices, 1.0% for pharmacy supplies, 26.5% for blood products and 6.1% for general medical and surgical items in the second quarter of 2008 compared to the second quarter of 2007.

Other operating expenses, as a percentage of revenues, decreased from 16.4% in the second quarter of 2007 to 16.2% in the second quarter of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $56 million and $44 million for the second quarters of 2008 and 2007, respectively. Other operating expenses includes $39 million and $104 million of indigent care costs in certain Texas markets during the second quarters of 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, increased to 11.7% in the second quarter of 2008 compared to 11.2% in the second quarter of 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 4.7% and uninsured admissions of 1.0% in the second quarter of 2008 compared to the second quarter of 2007. At June 30, 2008, our allowance for doubtful accounts represented approximately 92% of the $5.301 billion total patient due accounts receivable balance.

Gains on investments of $1 million and $7 million in the second quarters of 2008 and 2007, respectively, relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates was $62 million and $48 million in the second quarters of 2008 and 2007, respectively. These amounts relate primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization decreased by $6 million, from $361 million in the second quarter of 2007 to $355 million in the second quarter of 2008.

Interest expense decreased from $557 million in the second quarter of 2007 to $494 million in the second quarter of 2008. Our average debt balance was $27.501 billion for the second quarter of 2008 compared to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2008 and 2007 (continued)

$27.921 billion for the second quarter of 2007. The average interest rate for our long term debt decreased from 7.7% at June 30, 2007 to 7.0% at June 30, 2008.

During the second quarter of 2008, we recorded a net loss of $11 million related to sales of real estate investments. During the second quarter of 2007, we recognized a net gain of $11 million related to sales of real estate investments.

During the second quarter of 2008, we recorded a charge of $9 million to adjust the value of certain hospital facilities to estimated fair value. During the second quarter of 2007, we recorded a charge of $24 million to adjust the value of a building to estimated fair value.

Minority interests in earnings of consolidated entities increased from $55 million for the second quarter of 2007 to $56 million for the second quarter of 2008.

Our effective tax rate was 21.4% for the second quarter of 2008 and 40.3% for the second quarter of 2007. During the quarter ended June 30, 2008, we reached a settlement with the IRS Appeals Division resolving proposed adjustments related to the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of this settlement, we reduced our provision for income taxes for the quarter ended June 30, 2008 by $38 million. Excluding the effect of this adjustment, the effective rate for the second quarter of 2008 would have been 42.4%.

Six Months Ended June 30, 2008 and 2007

Net income totaled $311 million in the six months ended June 30, 2008, compared to $296 million in the six months ended June 30, 2007. Revenues increased 5.2% due to the combined impact of net revenue per equivalent admission growth of 4.8% and an increase in equivalent admissions of 0.4%.

For the first six months of 2008, admissions decreased 0.4% and same facility admissions increased 1.1% compared to the first six months of 2007. Inpatient surgical volumes decreased 4.3% on a consolidated basis and decreased 0.6% on a same facility basis during the first six months of 2008, compared to the first six months of 2007. Outpatient surgical volumes decreased 2.3% on a consolidated basis and decreased 1.6% on a same facility basis compared to the first six months of 2007.

Salaries and benefits, as a percentage of revenues, were 40.3% in the first six months of 2008 and 39.5% in the first six months of 2007. Salaries and benefits per equivalent admission increased 6.7% compared to the first six months of 2007. Same facility labor rate increases averaged 4.9% for the first six months of 2008 compared to the first six months of 2007.

Supplies, as a percentage of revenues, were 16.5% in the first six months of 2008 compared to 16.4% in the first six months of 2007. Supply cost per equivalent admission increased 5.1% in the first six months of 2008 compared to the first six months of 2007. Same facility supply costs increased 8.1% for medical devices, 3.0% for pharmacy supplies, 21.6% for blood products and 6.8% for general medical and surgical items in the first six months of 2008 compared to the first six months of 2007.

Other operating expenses, as a percentage of revenues, were 15.8% in the first six months of 2008 and 2007. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $112 million and $97 million for the first six months of 2008 and 2007, respectively. Other operating expenses includes $77 million and $131 million of indigent care costs in certain Texas markets during the first six months of 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2008 and 2007 (continued)

Provision for doubtful accounts, as a percentage of revenues, was 12.1% in the first six months of 2008 compared to 10.8% in the first six months of 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 7.0% and uninsured admissions of 3.3% in the first six months of 2008 compared to the first six months of 2007. At June 30, 2008, our allowance for doubtful accounts represented approximately 92% of the $5.301 billion total patient due accounts receivable balance.

Gains on investments of $1 million and $7 million in the first six months of 2008 and 2007, respectively, relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates increased from $105 million in the first six months of 2007 to $129 million in the first six months of 2008. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization decreased by $4 million, from $716 million in the first six months of 2007 to $712 million in the first six months of 2008.

Interest expense decreased from $1.114 billion in the first six months of 2007 to $1.024 billion in the first six months of 2008. Our average debt balance was $27.384 billion for the first six months of 2008 compared to $28.004 billion for the first six months of 2007. The average interest rate for our long term debt decreased from 7.7% at June 30, 2007 to 7.0% at June 30, 2008.

During the first six months of 2008, we recognized net gains of $40 million, which includes a $43 million gain on the sale of a hospital facility and $3 million of net losses on sales of real estate investments and other health care entity investments. During the first six months of 2007, we recognized net gains of $16 million related to sales of real estate investments.

During the first six months of 2008, we recorded a charge of $9 million to adjust the value of certain hospital facilities to estimated fair value. We recorded a charge of $24 million to adjust the value of a building to estimated fair value during the first six months of 2007.

Minority interests in earnings of consolidated entities decreased from $116 million for the first six months of 2007 to $112 million for the first six months of 2008.

Our effective tax rate was 33.5% for the first six months of 2008 and 41.0% for the first six months of 2007. During the first six months of 2008, we reached a settlement with the IRS Appeals Division resolving proposed adjustments related to the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of this settlement, we reduced our provision for income taxes for the first six months of 2008 by $38 million. Excluding the effect of this adjustment, the effective rate for the first six months of 2008 would have been 41.6%.

Liquidity and Capital Resources

Cash provided by operating activities totaled $424 million in the first six months of 2008 compared to $406 million in the first six months of 2007. The increased cash provided by operating activities in the first six months of 2008 compared to the first six months of 2007 related, primarily, to the net impact of $305 million of additional income tax payments and a $363 million decrease in cash used for changes in operating assets and liabilities. We made $532 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

in net tax payments in the first six months of 2008 compared to $227 million in the first six months of 2007. Working capital totaled $2.885 billion at June 30, 2008 and $2.356 billion at December 31, 2007.

Cash used in investing activities was $649 million in the first six months of 2008 compared to $418 million in the first six months of 2007. Excluding acquisitions, capital expenditures were $717 million in the first six months of 2008 and $675 million in the first six months of 2007. Capital expenditures are expected to approximate $1.65 billion in 2008. At June 30, 2008, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.9 billion. We expect to finance capital expenditures with internally generated and borrowed funds. During the first six months of 2008 and 2007, we received cash proceeds of $110 million and $65 million, respectively, from dispositions of hospitals and health care entities. We expended $11 million for investments during the first six months of 2008 and received $192 million from the liquidation of investments during the first six months of 2007.

Cash provided by financing activities totaled $200 million during the first six months of 2008 compared to cash used in financing activities of $268 million during the first six months of 2007. During the first six months of 2008, we increased net borrowings by $201 million. During the first six months of 2007, we decreased net borrowings by $356 million and received proceeds of $100 million from the issuance of 1,965,000 shares of common stock.

In addition to cash flows from operations, available sources of capital include amounts available under the senior secured credit facilities ($1.647 billion and $1.867 billion as of June 30, 2008 and July 31, 2008, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims that occurred prior to 2007), totaled $1.741 billion at June 30, 2008 and $1.899 billion at December 31, 2007. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses, and we are not required to maintain investments to fund the liabilities for claims that occurred after 2006. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $215 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $34 million and $44 million at June 30, 2008 and December 31, 2007, respectively.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.732 billion and $9 million, respectively, at June 30, 2008. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2008, we had a net unrealized gain of $6 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash to pay claims and other expenses in excess of normal cash requirements on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2008, our wholly-owned insurance subsidiary, had invested $652 million in municipal,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

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

With respect to our interest-bearing liabilities, approximately $5.500 billion of long-term debt at June 30, 2008 is subject to variable rates of interest, while the remaining balance in long-term debt of $22.115 billion at June 30, 2008 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt decreased from 7.7% at June 30, 2007 to 7.0% at June 30, 2008.

The estimated fair value of our total long-term debt was $26.025 billion at June 30, 2008. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $55 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and European term loan expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to debt service obligations through December 31, 2011 under the European term loan, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. Changes in the fair value of these derivatives are recognized in results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pending IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2001 through 2004 federal income returns for HCA and 17 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the deductibility of a portion of the 2003 government settlement payment, the timing of recognition of certain patient service revenues for 2003 and 2004, and our method for calculating the tax allowance for doubtful accounts for 2001 through 2004.

Fifteen taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1987 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of June 30, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2008	2007

CONSOLIDATING
Number of hospitals in operation at:
March 31	161	165
June 30	161	164
September 30		162
December 31		161
Number of freestanding outpatient surgical centers in operation at:
March 31	101	99
June 30	99	98
September 30		98
December 31		99
Licensed hospital beds at(a):
March 31	38,375	39,269
June 30	38,448	39,175
September 30		38,939
December 31		38,405
Weighted average licensed beds(b):
Quarter:
First	38,406	39,269
Second	38,419	39,222
Third		38,990
Fourth		38,784
Year		39,065
Average daily census(c):
Quarter:
First	22,248	22,461
Second	20,743	20,874
Third		20,444
Fourth		20,448
Year		21,049
Admissions(d):
Quarter:
First	401,700	403,800
Second	382,600	383,200
Third		381,700
Fourth		384,000
Year		1,552,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Equivalent admissions(e):
Quarter:
First	601,300	601,200
Second	587,600	582,500
Third		583,400
Fourth		585,300
Year		2,352,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	5.0
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,368,800	1,295,200
Second	1,297,600	1,258,700
Third		1,273,900
Fourth		1,288,300
Year		5,116,100
Outpatient surgeries(h):
Quarter:
First	196,900	204,200
Second	202,100	204,200
Third		196,400
Fourth		200,100
Year		804,900
Inpatient surgeries(i):
Quarter:
First	125,400	130,500
Second	125,000	131,200
Third		128,300
Fourth		126,500
Year		516,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Days in accounts receivable(j):
Quarter:
First	53	52
Second	51	51
Third		54
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$25,804	$23,161
Second	25,065	22,503
Third		22,381
Fourth		24,384
Year		92,429
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second	38%	37%
Third		38%
Fourth		37%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	9
June 30	8	9
September 30		9
December 31		9
Licensed hospital beds at:
March 31	2,337	2,356
June 30	2,337	2,334
September 30		2,337
December 31		2,337

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2008:
Medicare and Medicaid	11%	1%	2%
Managed care and other discounted	19	4	4
Uninsured	18	10	31

Total	48%	15%	37%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (1) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts,

(2) appointing Thurman as lead plaintiff, and (3) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. We have reached an agreement in principle to settle this suit, subject to court approval.

Merger Litigation in State Court

On October 23, 2006, the Foundation for Seacoast Health filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation filed an appeal from the final judgment. On July 15, 2008, the New Hampshire Supreme Court held that the Merger did not trigger the right of first refusal. The Court remanded to the lower court the claim that the right of first refusal had been triggered by certain intra-corporate transactions in 1999. The Court did not determine the merits of that claim, and we will continue to defend the claim vigorously.

General Liability and Other Claims

On April 10, 2006, a class action complaint was filed against us in the District Court of Kansas alleging, among other matters, nurse understaffing at all of our hospitals, certain consumer protection act violations, negligence and unjust enrichment. The complaint is seeking, among other relief, declaratory relief and monetary damages, including disgorgement of profits of $12.250 billion. A motion to dismiss this action was granted on July 27, 2006, but the plaintiffs appealed this dismissal. While the appeal was pending, the Kansas Supreme Court for the first time construed the Kansas Consumer Protection Act to apply to the provision of medical services. Based on that new ruling, the 10th Circuit reversed the district court’s dismissal and remanded the action for further consideration by the trial court. We will continue to defend this claim vigorously.

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court. For a description of those proceedings, see Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

During the quarter ended June 30, 2008, HCA issued 591 shares of common stock in connection with the exercise of stock options for aggregate consideration of $7,535. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The following table provides certain information with respect to our repurchase of common stock from April 29, 2008 through June 30, 2008.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Repurchased	Paid per Share	Programs	Programs

April 29, 2008 through April 30, 2008	—	$—	—	$—
May 1, 2008 through May 31, 2008	4,281	59.33	—	—
June 1, 2008 through June 30, 2008	—	—	—	—

Total for Second Quarter 2008	4,281	$59.33	—	$—

In May 2008, we purchased 4,281 shares pursuant to the terms of certain separation agreements and stock purchase agreements between former employees and the Company.

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

Date: August 13, 2008