Form 10-Q
period 2008-09-30
HCA INC/TN
filed 2008-11-13
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2008

Voting common stock, $.01 par value	94,181,800 shares

HCA INC.

Form 10-Q
September 30, 2008

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2008	2007	2008	2007

Revenues	$7,002	$6,569	$21,109	$19,975

Salaries and benefits	2,883	2,701	8,563	8,002
Supplies	1,141	1,085	3,463	3,284
Other operating expenses	1,146	1,076	3,396	3,194
Provision for doubtful accounts	819	774	2,520	2,218
Losses (gains) on investments	1	1	—	(6)
Equity in earnings of affiliates	(41)	(51)	(170)	(156)
Depreciation and amortization	350	356	1,062	1,072
Interest expense	497	560	1,521	1,674
Gains on sales of facilities	(50)	(316)	(90)	(332)
Impairment of long-lived assets	44	—	53	24

	6,790	6,186	20,318	18,974

Income before minority interests and income taxes	212	383	791	1,001
Minority interests in earnings of consolidated entities	49	44	161	160

Income before income taxes	163	339	630	841
Provision for income taxes	77	39	233	245

Net income	$86	$300	$397	$596

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$444	$393
Accounts receivable, less allowance for doubtful accounts of $5,147 and $4,289	3,699	3,895
Inventories	716	710
Deferred income taxes	722	592
Other	517	615

	6,098	6,205

Property and equipment, at cost	23,406	22,579
Accumulated depreciation	(11,968)	(11,137)

	11,438	11,442

Investments of insurance subsidiary	1,483	1,669
Investments in and advances to affiliates	824	688
Goodwill	2,601	2,629
Deferred loan costs	478	539
Other	871	853

	$23,793	$24,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,191	$1,370
Accrued salaries	849	780
Other accrued expenses	1,235	1,391
Long-term debt due within one year	368	308

	3,643	3,849

Long-term debt	26,673	27,000
Professional liability risks	1,114	1,233
Income taxes and other liabilities	1,375	1,379
Minority interests in equity of consolidated entities	969	938

Equity securities with contingent redemption rights	163	164

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,181,700 shares in 2008 and 94,182,400 shares in 2007	1	1
Capital in excess of par value	148	112
Accumulated other comprehensive loss	(211)	(172)
Retained deficit	(10,082)	(10,479)

	(10,144)	(10,538)

	$23,793	$24,025

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
Unaudited
(Dollars in millions)

	2008	2007

Cash flows from operating activities:
Net income	$397	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,520	2,218
Depreciation and amortization	1,062	1,072
Income taxes	(379)	(103)
Gains on sales of facilities	(90)	(332)
Impairment of long-lived assets	53	24
Changes in operating assets and liabilities	(2,420)	(2,598)
Share-based compensation	25	17
Change in minority interests	10	33
Other	86	58

Net cash provided by operating activities	1,264	985

Cash flows from investing activities:
Purchase of property and equipment	(1,115)	(997)
Acquisition of hospitals and health care entities	(76)	(21)
Disposition of hospitals and health care entities	185	484
Change in investments	30	156
Other	4	13

Net cash used in investing activities	(972)	(365)

Cash flows from financing activities:
Net change in revolving bank credit facility	530	(370)
Repayment of long-term debt	(775)	(623)
Issuance of common stock	—	100
Other	4	(14)

Net cash used in financing activities	(241)	(907)

Change in cash and cash equivalents	51	(287)
Cash and cash equivalents at beginning of period	393	634

Cash and cash equivalents at end of period	$444	$347

Interest payments	$1,380	$1,522
Income tax payments, net of refunds	$612	$348

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

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2008, these affiliates owned and operated 158 hospitals, 99 freestanding surgery centers and facilities which provide extensive outpatient and ancillary services. Affiliates of HCA Inc. are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this Quarterly Report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $41 million and $42 million for the quarters ended September 30, 2008 and 2007, respectively, and $124 million and $122 million for the nine months ended September 30, 2008 and 2007, respectively. Operating results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS 160 amends certain of ARB No. 51’s consolidation procedures to provide consistency with the requirements of SFAS 141(R). SFAS 160 is required to be adopted concurrently with SFAS 141(R) and is effective for fiscal years and interim periods beginning on or after December 15, 2008. SFAS 160 will require retroactive restatement to provide for consistent presentation of noncontrolling interests for all periods presented. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard will require entities to provide enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our financial position or results of operations.

NOTE 2 — INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 created a single model to address uncertainty in income tax positions and clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” Interest expense related to taxing authority examinations of $14 million ($9 million net of tax) is included in the provision for income taxes for the quarter ended September 30, 2008, and a $9 million ($6 million net of tax) reduction to interest expense is included in the provision for income taxes for the quarter ended September 30, 2007. Interest expense of $20 million and $13 million ($13 million and $8 million, respectively, net of tax) is included in the provision for income taxes for the nine months ended September 30, 2008 and 2007, respectively.

Our liability for unrecognized tax benefits was $739 million, including accrued interest of $206 million, as of September 30, 2008 ($828 million and $218 million, respectively, as of December 31, 2007). Of the $739 million, $369 million ($489 million as of December 31, 2007) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the remaining $104 million balance of a refundable deposit we made in 2006, which is recorded in noncurrent assets.

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

Six taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1995 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of September 30, 2008. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at September 30, 2008 and December 31, 2007 follows (dollars in millions):

	September 30, 2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,468	$12	$(16)	$1,464
Money market funds	159	—	—	159
Asset-backed securities	54	—	(3)	51

	1,681	12	(19)	1,674

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks and other equities	4	—	—	4

	10	—	(1)	9

	$1,691	$12	$(20)	1,683

Amount classified as current assets				(200)

Investment carrying value				$1,483

	December 31, 2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$1,675	$23	$(2)	$1,696
Money market funds	109	—	—	109
Asset-backed securities	59	1	—	60
Corporate and other	5	—	—	5

	1,848	24	(2)	1,870

Equity securities:
Preferred stocks	26	—	(1)	25
Common stocks and other equities	4	—	—	4

	30	—	(1)	29

	$1,878	$24	$(3)	1,899

Amount classified as current assets				(230)

Investment carrying value				$1,669

At September 30, 2008 and December 31, 2007, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2008 and December 31, 2007, $116 million and $106 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralizations and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at September 30, 2008 and December 31, 2007, including related interest rates at September 30, 2008, follows (dollars in millions):

	September 30,	December 31,
	2008	2007

Senior secured asset-based revolving credit facility (effective interest rate of 4.4%)	$1,880	$1,350
Senior secured term loan facilities (effective interest rate of 6.6%)	12,086	12,317
Other senior secured debt (effective interest rate of 6.8%)	406	427

First lien debt	14,372	14,094

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	6,969	7,514

Total debt (average life of seven years, rates averaging 7.3%)	27,041	27,308
Less amounts due within one year	368	308

	$26,673	$27,000

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $623 million at September 30, 2008. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our market observations failed to identify an illiquidity discount that was verifiable without the strong presumption of forced liquidation or distress sales. Valuations resulting from forced liquidations or distress sales are inconsistent with the SFAS 157 definition of fair value, which assumes an orderly market. Our valuation models did not indicate a valuation discount below par value for these securities when compared to yields of variable rate demand notes of similar credit worthy securities, without consideration of their mandatory put features. Management observed other ARS with similar characteristics that were called, partially called or repurchased at par by their issuers at or near the measurement date. After considering these factors, management’s best estimate of fair value for our ARS is par value.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

Derivative Financial Instruments (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,683	$160	$897	$626
Less amounts classified as current assets	(200)	(159)	(41)	—

	1,483	1	856	626
Cross currency swaps (Other assets)	94	—	94	—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	259	—	259	—

The following table summarizes the activity related to investments of our insurance subsidiary having fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (dollars in millions):

Balance at December 31, 2007	$4
Realized gains and losses included in earnings	1
Purchases, issuances and settlements	(47)
Transfers into Level 3	668

Balance at September 30, 2008	$626

NOTE 6 —	CONTINGENCIES

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

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2008 and 2007 are as follows (dollars in millions):

	Quarter		Nine Months
	2008	2007	2008	2007

Net income	$86	$300	$397	$596
Change in fair value of derivative instruments	(23)	(126)	5	(58)
Change in unrealized net gains and losses on available-for-sale securities	(8)	8	(19)	(5)
Currency translation adjustments	(24)	(10)	(24)	(10)
Defined benefit plans	—	2	(1)	5

Comprehensive income	$31	$174	$358	$528

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2008	2007

Change in fair value of derivative instruments	$(171)	$(176)
Net unrealized (losses) gains on available-for-sale securities	(5)	14
Currency translation adjustments	10	34
Defined benefit plans	(45)	(44)

Accumulated other comprehensive loss	$(211)	$(172)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2008 and 2007, approximately 22% and 24%, respectively, of our patient revenues related to patients participating in the Medicare program. During the nine months ended September 30, 2008 and 2007, approximately 24% of our patient revenues related to patients participating in the Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 48 consolidating hospitals located in the Eastern United States, the Central Group includes 51 consolidating hospitals located in the Central United States and the Western Group includes 53 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, gains on sales of facilities, impairment of long-lived assets, minority interests and income taxes. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization for the quarters and nine months ended September 30, 2008 and 2007 are summarized in the following table (dollars in millions):

	Quarter		Nine Months
	2008	2007	2008	2007

Revenues:
Central Group	$1,663	$1,567	$5,007	$4,691
Eastern Group	2,059	1,990	6,382	6,071
Western Group	3,037	2,782	8,976	8,473
Corporate and other	243	230	744	740

	$7,002	$6,569	$21,109	$19,975

Equity in earnings of affiliates:
Central Group	$—	$1	$(1)	$6
Eastern Group	(1)	(1)	(2)	(2)
Western Group	(42)	(52)	(168)	(161)
Corporate and other	2	1	1	1

	$(41)	$(51)	$(170)	$(156)

Adjusted segment EBITDA:
Central Group	$240	$254	$791	$813
Eastern Group	277	256	931	939
Western Group	541	484	1,661	1,641
Corporate and other	(5)	(11)	(46)	46

	$1,053	$983	$3,337	$3,439

Depreciation and amortization:
Central Group	$88	$90	$270	$275
Eastern Group	87	92	267	277
Western Group	137	135	413	396
Corporate and other	38	39	112	124

	$350	$356	$1,062	$1,072

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Nine Months
	2008	2007	2008	2007

Adjusted segment EBITDA	$1,053	$983	$3,337	$3,439
Depreciation and amortization	350	356	1,062	1,072
Interest expense	497	560	1,521	1,674
Gains on sales of facilities	(50)	(316)	(90)	(332)
Impairment of long-lived assets	44	—	53	24

Income before minority interests and income taxes	$212	$383	$791	$1,001

NOTE 9 —	ACQUISITIONS, DIVESTITURES AND IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended September 30, 2008, we paid $18 million to acquire one hospital and $58 million to acquire other health care entities. During the nine months ended September 30, 2007, we paid $21 million for health care entity acquisitions.

During the quarter and nine months ended September 30, 2008, we received proceeds of $75 million and $185 million, respectively, and recognized net gains on sales of facilities of $50 million and $90 million, respectively. For the quarter ended September 30, 2008, the $50 million gain is comprised of a $39 million gain on the sale of a hospital facility and an $11 million gain on the sale of other health care entity investments. For the nine months ended September 30, 2008, the $90 million gain includes $86 million of net gains on sales of hospital facilities and $4 million of net gains on sales of real estate and other health care entity investments. During the quarter and nine months ended September 30, 2007, we received proceeds of $419 million and $484 million, respectively, and recognized net gains of $316 million and $332 million, respectively, related to sales of our two Switzerland hospitals and certain real estate investments. The results of operations of the sold facilities were not significant to our consolidated results of operations.

During the quarter and nine months ended September 30, 2008, we recorded impairment charges of $44 million and $53 million, respectively. The $44 million impairment charge for the quarter ended September 30, 2008 related to adjusting the value of goodwill for other health care entity investments in our Eastern Group to estimated fair value. The additional $9 million impairment charge included in our operating results for the nine months ended September 30, 2008 related to adjusting the value of certain hospital facilities in our Central Group to estimated fair value. During the quarter ended September 30, 2007, no impairment charges were recognized, and during the nine months ended September 30, 2007, we recorded a charge of $24 million to adjust the value of a building in our Central Group to estimated fair value.

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

Our condensed consolidating balance sheets at September 30, 2008 and December 31, 2007, condensed consolidating statements of income for the quarters and nine months ended September 30, 2008 and 2007 and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,032	$2,970	$—	$7,002

Salaries and benefits	—	1,722	1,161	—	2,883
Supplies	—	657	484	—	1,141
Other operating expenses	(3)	635	514	—	1,146
Provision for doubtful accounts	—	471	348	—	819
Losses on investments	—	—	1	—	1
Equity in earnings of affiliates	(432)	(14)	(27)	432	(41)
Depreciation and amortization	—	190	160	—	350
Interest expense	541	(23)	(21)	—	497
Gains on sales of facilities	—	(8)	(42)	—	(50)
Impairment of long-lived assets	—	—	44	—	44
Management fees	—	(109)	109	—	—

	106	3,521	2,731	432	6,790

Income (loss) before minority interests and income taxes	(106)	511	239	(432)	212
Minority interests in earnings of consolidated entities	—	12	37	—	49

Income (loss) before income taxes	(106)	499	202	(432)	163
Provision for income taxes	(192)	197	72	—	77

Net income (loss)	$86	$302	$130	$(432)	$86

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$12,229	$8,880	$—	$21,109

Salaries and benefits	—	5,128	3,435	—	8,563
Supplies	—	1,999	1,464	—	3,463
Other operating expenses	(1)	1,846	1,551	—	3,396
Provision for doubtful accounts	—	1,527	993	—	2,520
Equity in earnings of affiliates	(1,420)	(63)	(107)	1,420	(170)
Depreciation and amortization	—	579	483	—	1,062
Interest expense	1,624	(42)	(61)	—	1,521
Gains on sales of facilities	—	—	(90)	—	(90)
Impairment of long-lived assets	—	—	53	—	53
Management fees	—	(329)	329	—	—

	203	10,645	8,050	1,420	20,318

Income (loss) before minority interests and income taxes	(203)	1,584	830	(1,420)	791
Minority interests in earnings of consolidated entities	—	39	122	—	161

Income (loss) before income taxes	(203)	1,545	708	(1,420)	630
Provision for income taxes	(600)	571	262	—	233

Net income (loss)	$397	$974	$446	$(1,420)	$397

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$119	$325	$—	$444
Accounts receivable, net	—	2,167	1,532	—	3,699
Inventories	—	442	274	—	716
Deferred income taxes	722	—	—	—	722
Other	—	152	365	—	517

	722	2,880	2,496	—	6,098

Property and equipment, net	—	6,968	4,470	—	11,438
Investments of insurance subsidiary	—	—	1,483	—	1,483
Investments in and advances to affiliates	—	240	584	—	824
Goodwill	—	1,643	958	—	2,601
Deferred loan costs	478	—	—	—	478
Investments in and advances to subsidiaries	18,610	—	—	(18,610)	—
Other	819	18	34	—	871

	$20,629	$11,749	$10,025	$(18,610)	$23,793

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$741	$450	$—	$1,191
Accrued salaries	—	542	307	—	849
Other accrued expenses	343	295	597	—	1,235
Long-term debt due within one year	329	—	39	—	368

	672	1,578	1,393	—	3,643

Long-term debt	26,153	103	417	—	26,673
Intercompany balances	2,851	(7,454)	4,603	—	—
Professional liability risks	—	—	1,114	—	1,114
Income taxes and other liabilities	934	305	136	—	1,375
Minority interests in equity of consolidated entities	—	136	833	—	969

	30,610	(5,332)	8,496	—	33,774
Equity securities with contingent redemption rights	163	—	—	—	163

Stockholders’ (deficit) equity	(10,144)	17,081	1,529	(18,610)	(10,144)

	$20,629	$11,749	$10,025	$(18,610)	$23,793

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$397	$974	$446	$(1,420)	$397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,527	993	—	2,520
Depreciation and amortization	—	579	483	—	1,062
Income taxes	(379)	—	—	—	(379)
Gains on sales of facilities	—	—	(90)	—	(90)
Impairment of long-lived assets	—	—	53	—	53
Equity in earnings of affiliates	(1,420)	—	—	1,420	—
Changes in operating assets and liabilities	100	(1,627)	(893)	—	(2,420)
Share-based compensation	25	—	—	—	25
Change in minority interests	—	19	(9)	—	10
Other	65	18	3	—	86

Net cash provided by (used in) operating activities	(1,212)	1,490	986	—	1,264

Cash flows from investing activities:
Purchase of property and equipment	—	(579)	(536)	—	(1,115)
Acquisition of hospitals and health care entities	—	(25)	(51)	—	(76)
Disposition of hospitals and health care entities	—	20	165	—	185
Change in investments	—	(13)	43	—	30
Other	—	(2)	6	—	4

Net cash used in investing activities	—	(599)	(373)	—	(972)

Cash flows from financing activities:
Net change in revolving bank credit facility	530	—	—	—	530
Repayment of long-term debt	(699)	(3)	(73)	—	(775)
Changes in intercompany balances with affiliates, net	1,382	(934)	(448)	—	—
Other	(1)	—	5	—	4

Net cash provided by (used in) financing activities	1,212	(937)	(516)	—	(241)

Change in cash and cash equivalents	—	(46)	97	—	51
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$119	$325	$—	$444

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$596	$1,034	$702	$(1,736)	$596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,376	842	—	2,218
Depreciation and amortization	—	589	483	—	1,072
Income taxes	(103)	—	—	—	(103)
Gains on sales of facilities	—	(2)	(330)	—	(332)
Impairment of long-lived assets	—	—	24	—	24
Equity in earnings of affiliates	(1,736)	—	—	1,736	—
Changes in operating assets and liabilities	107	(1,588)	(1,117)	—	(2,598)
Share-based compensation	17	—	—	—	17
Change in minority interests	—	4	29	—	33
Other	66	13	(21)	—	58

Net cash provided by (used in) operating activities	(1,053)	1,426	612	—	985

Cash flows from investing activities:
Purchase of property and equipment	—	(363)	(634)	—	(997)
Acquisition of hospitals and health care entities	—	—	(21)	—	(21)
Disposal of hospitals and health care entities	—	13	471	—	484
Change in investments	—	3	153	—	156
Other	—	(3)	16	—	13

Net cash used in investing activities	—	(350)	(15)	—	(365)

Cash flows from financing activities:
Net change in revolving bank credit facility	(370)	—	—	—	(370)
Repayment of long-term debt	(193)	(3)	(427)	—	(623)
Issuance of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	1,526	(1,223)	(303)	—	—
Other	(10)	—	(4)	—	(14)

Net cash provided by (used in) financing activities	1,053	(1,226)	(734)	—	(907)

Change in cash and cash equivalents	—	(150)	(137)	—	(287)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$132	$215	$—	$347

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements” intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization, (3) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures and the CIA, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

Third Quarter 2008 Operations Summary

Net income totaled $86 million for the quarter ended September 30, 2008, compared to $300 million for the quarter ended September 30, 2007. Revenues increased to $7.002 billion in the third quarter of 2008 from $6.569 billion in the third quarter of 2007. Third quarter 2008 results include gains on sales of facilities of $50 million, compared to gains on sales of facilities of $316 million for the third quarter of 2007. Results for the third quarter of 2008 include an asset impairment charge of $44 million. Third quarter 2008 results also include interest expense of $497 million, compared to interest expense of $560 million for the third quarter of 2007, and results for the third quarter of 2007 include a reduction of our provision for income taxes of $85 million.

Revenues increased 6.6% on a consolidated basis and 7.7% on a same facility basis for the quarter ended September 30, 2008 compared to the third quarter of 2007. The increase in consolidated revenues can be attributed to a 5.9% increase in revenue per equivalent admission and a 0.7% increase in equivalent admissions. The same facility revenues increase resulted from a 5.7% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

During the third quarter of 2008, same facility admissions increased 0.4% compared to the third quarter of 2007. Same facility inpatient surgeries decreased 1.2% and same facility outpatient surgeries increased 0.8% during the third quarter of 2008 compared to the third quarter of 2007.

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

Revenues increased 6.6% from $6.569 billion in the third quarter of 2007 to $7.002 billion for the third quarter of 2008. The increase in revenues can be attributed to the combined impact of a 5.9% increase in revenue per equivalent admission and a 0.7% increase in equivalent admissions for the third quarter of 2008 compared to the third quarter of 2007. Same facility revenues increased 7.7% for the third quarter of 2008 due to the combined impact of a 5.7% increase in same facility revenue per equivalent admission and a 1.9% increase in the same facility equivalent admissions.

In the third quarter of 2008, consolidated admissions decreased 1.1% and same facility admissions increased 0.4% compared to the third quarter of 2007. Consolidated inpatient surgeries decreased 5.4% and same facility inpatient surgeries decreased 1.2% in the third quarter of 2008 compared to the third quarter of 2007. Consolidated outpatient surgeries increased 0.1% and same facility outpatient surgeries increased 0.8% in the third quarter of 2008 compared to the third quarter of 2007.

Same facility uninsured admissions increased by 233 admissions, or 0.9%, in the third quarter of 2008 compared to the third quarter of 2007. Same facility uninsured admissions increased, compared to 2007, 1.0% in the second quarter of 2008 and 5.3% in the first quarter of 2008. The quarterly trend of same facility uninsured admissions growth during 2007, compared to 2006, was 12.4% during the first quarter, 9.9% during the second quarter, 5.2% during the third quarter and 10.0% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2008 and 2007 are set forth in the following table.

	Quarter		Nine Months
	2008	2007	2008	2007

Medicare	33%	34%	35%	35%
Managed Medicare	9	7	9	7
Medicaid	8	9	8	9
Managed Medicaid	7	7	7	7
Managed care and other insurers	36	36	35	36
Uninsured	7	7	6	6

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2008 and 2007 are set forth in the following table.

	Quarter		Nine Months
	2008	2007	2008	2007

Medicare	30%	31%	31%	32%
Managed Medicare	8	7	8	7
Medicaid	8	7	7	7
Managed Medicaid	4	4	3	4
Managed care and other insurers	45	45	45	44
Uninsured	5	6	6	6

	100%	100%	100%	100%

At September 30, 2008, we had 72 hospitals in the states of Texas and Florida. During the third quarter of 2008, 55% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the third quarter of 2008.

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

During 2007, based upon a review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, the Centers for Medicare and Medicaid Services (“CMS”) deferred a portion of claimed amounts. CMS completed its review of the claimed expenditures and released the previously deferred amounts during the second and third quarters of 2008. Our Texas Medicaid revenues increased by $100 million and $32 million during the third quarters of 2008 and 2007, respectively, and $194 million and $210 million during the first nine months of 2008 and 2007, respectively, due to increases in Medicaid supplemental payments pursuant to UPL programs. Approximately $60 million of the Medicaid revenues recorded during the third quarter of 2008 were recognized based upon the completion of CMS’s review of expenditure claims for previous periods and the release of the previously deferred matching funds. We expect to continue to recognize net benefits related to the Texas Medicaid supplemental payment program based upon the routine incurrence of indigent care expenditures and expected processing of Medicaid supplemental payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results of operations for the quarters and nine months ended September 30, 2008 and 2007 (dollars in millions):

	Quarter
	2008		2007
	Amount	Ratio	Amount	Ratio

Revenues	$7,002	100.0	$6,569	100.0

Salaries and benefits	2,883	41.2	2,701	41.1
Supplies	1,141	16.3	1,085	16.5
Other operating expenses	1,146	16.4	1,076	16.4
Provision for doubtful accounts	819	11.7	774	11.8
Losses on investments	1	—	1	—
Equity in earnings of affiliates	(41)	(0.6)	(51)	(0.8)
Depreciation and amortization	350	5.0	356	5.5
Interest expense	497	7.1	560	8.5
Gains on sales of facilities	(50)	(0.7)	(316)	(4.8)
Impairment of long-lived assets	44	0.6	—	—

	6,790	97.0	6,186	94.2

Income before minority interests and income taxes	212	3.0	383	5.8
Minority interests in earnings of consolidated entities	49	0.7	44	0.6

Income before income taxes	163	2.3	339	5.2
Provision for income taxes	77	1.1	39	0.6

Net income	$86	1.2	$300	4.6

% changes from prior year:
Revenues	6.6%		5.7%
Income before income taxes	(52.1)		(5.6)
Net income	(71.1)		24.9
Admissions(a)	(1.1)		(3.3)
Equivalent admissions(b)	0.7		(1.9)
Revenue per equivalent admission	5.9		7.7
Same facility % changes from prior year(c):
Revenues	7.7		7.0
Admissions(a)	0.4		(1.6)
Equivalent admissions(b)	1.9		(0.5)
Revenue per equivalent admission	5.7		7.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2008		2007
	Amount	Ratio	Amount	Ratio

Revenues	$21,109	100.0	$19,975	100.0

Salaries and benefits	8,563	40.6	8,002	40.1
Supplies	3,463	16.4	3,284	16.4
Other operating expenses	3,396	16.1	3,194	16.0
Provision for doubtful accounts	2,520	11.9	2,218	11.1
Gains on investments	—	—	(6)	—
Equity in earnings of affiliates	(170)	(0.8)	(156)	(0.8)
Depreciation and amortization	1,062	5.0	1,072	5.4
Interest expense	1,521	7.2	1,674	8.4
Gains on sales of facilities	(90)	(0.4)	(332)	(1.7)
Impairment of long-lived assets	53	0.3	24	0.1

	20,318	96.3	18,974	95.0

Income before minority interests and income taxes	791	3.7	1,001	5.0
Minority interests in earnings of consolidated entities	161	0.7	160	0.8

Income before income taxes	630	3.0	841	4.2
Provision for income taxes	233	1.1	245	1.2

Net income	$397	1.9	$596	3.0

% changes from prior year:
Revenues	5.7%		5.2%
Income before income taxes	(25.1)		(42.5)
Net income	(33.3)		(34.8)
Admissions(a)	(0.6)		(4.1)
Equivalent admissions(b)	0.5		(3.5)
Revenue per equivalent admission	5.1		9.0
Same facility % changes from prior year(c):
Revenues	7.0		7.3
Admissions(a)	0.9		(1.6)
Equivalent admissions(b)	1.7		(1.0)
Revenue per equivalent admission	5.2		8.5

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2008 and 2007

Net income totaled $86 million for the third quarter of 2008 compared to $300 million for the third quarter of 2007. Revenues increased 6.6% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 5.9%, and a 0.7% increase in equivalent admissions. The $214 million decrease in net income was primarily due to the net impact of the $266 million ($164 million, net of taxes) decrease in gains on sales of facilities, the $44 million ($28 million, net of taxes) increase in impairment of long-lived assets, the $134 million increase in income before income taxes (excluding gains on sales of facilities and impairment of long-lived assets) and the third quarter 2007 reduction in the provision for income taxes of $85 million related to the favorable resolution of tax positions taken in prior taxable periods.

For the third quarter of 2008, consolidated admissions decreased 1.1% and same facility admissions increased 0.4% compared to the third quarter of 2007. Inpatient surgical volumes decreased 5.4% on a consolidated basis and decreased 1.2% on a same facility basis during the third quarter of 2008, compared to the third quarter of 2007. Outpatient surgical volumes increased 0.1% on a consolidated basis and increased 0.8% on a same facility basis during the third quarter of 2008, compared to the third quarter of 2007.

Salaries and benefits, as a percentage of revenues, were 41.2% in the third quarter of 2008 and 41.1% in the third quarter of 2007. Salaries and benefits per equivalent admission increased 6.0% in the third quarter of 2008 compared to the third quarter of 2007. Same facility labor rate increases averaged 5.1% for the third quarter of 2008 compared to the third quarter of 2007.

Supplies, as a percentage of revenues, were 16.3% in the third quarter of 2008 and 16.5% in the third quarter of 2007. Supply costs per equivalent admission increased 4.5% in the third quarter of 2008 compared to the third quarter of 2007. Same facility supply costs increased 7.1% for medical devices, 2.4% for pharmacy supplies, 16.7% for blood products and 7.4% for general medical and surgical items in the third quarter of 2008 compared to the third quarter of 2007.

Other operating expenses, as a percentage of revenues, were 16.4% in the third quarters of 2008 and 2007. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $32 million and $44 million for the third quarters of 2008 and 2007, respectively, and reflect reductions in our estimated professional liability reserves of $25 million and $7 million for the third quarters of 2008 and 2007, respectively. We recorded $15 million of expense related to the hurricanes that occurred during the third quarter of 2008. Other operating expenses includes $22 million and $33 million of indigent care costs in certain Texas markets during the third quarters of 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, decreased to 11.7% in the third quarter of 2008 compared to 11.8% in the third quarter of 2007. The decrease in the provision for doubtful accounts, as a percentage of revenues, can be partially attributed to an increase in charity and uninsured discounts from $805 million in the third quarter of 2007 to $920 million in the third quarter of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. At September 30, 2008, our allowance for doubtful accounts represented approximately 93% of the $5.534 billion total patient due accounts receivable balance.

Losses on investments of $1 million in each of the third quarters of 2008 and 2007 relate to sales of investment securities by our wholly-owned insurance subsidiary.

Equity in earnings of affiliates was $41 million and $51 million in the third quarters of 2008 and 2007, respectively. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2008 and 2007 (continued)

Depreciation and amortization decreased by $6 million, from $356 million in the third quarter of 2007 to $350 million in the third quarter of 2008.

Interest expense decreased from $560 million in the third quarter of 2007 to $497 million in the third quarter of 2008. Our average debt balance was $27.263 billion for the third quarter of 2008 compared to $27.625 billion for the third quarter of 2007. The average interest rate for our long term debt decreased from 7.7% at September 30, 2007 to 7.3% at September 30, 2008.

During the third quarter of 2008, we recorded gains on sales of facilities of $50 million, which included a $39 million gain on the sale of a hospital. During the third quarter of 2007, we recognized gains on sales of facilities of $316 million, which included a gain of $311 million on the sale of our two Switzerland hospitals.

During the third quarter of 2008, we recorded an asset impairment charge of $44 million to adjust the value of goodwill of health care entity investments to estimated fair value. There were no asset impairments during the third quarter of 2007.

Minority interests in earnings of consolidated entities were $49 million and $44 million for the third quarters of 2008 and 2007, respectively.

Our effective tax rate was 46.8% in the third quarter of 2008. During the third quarter of 2008, we increased our tax provision by $16 million for interest expense related to taxing authority examinations and certain state taxes. Excluding the effect of these adjustments, the effective tax rate for the third quarter of 2008 would have been 36.9%. Our effective tax rate was 11.7% in the third quarter of 2007. Based on information received during the third quarter of 2007, related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million. Excluding the effect of this adjustment, the effective rate for the third quarter of 2007 would have been 36.9%.

Nine Months Ended September 30, 2008 and 2007

Net income totaled $397 million for the nine months ended September 30, 2008 compared to $596 million for the nine months ended September 30, 2007. Revenues increased 5.7% due to favorable pricing trends, evidenced by net revenue per equivalent admission growth of 5.1%, and a 0.5% increase in equivalent admissions. Results for the first nine months of 2008 include gains on sales of facilities of $90 million compared to $332 million of gains on sales of facilities for the first nine months of 2007, and impairments on long-lived assets of $53 million for the first nine months of 2008 compared to a $24 million impairment of long-lived assets in the first nine months of 2007.

For the nine months ended September 30, 2008, consolidated admissions decreased 0.6% and same facility admissions increased 0.9% compared to the nine months ended September 30, 2007. Inpatient surgical volumes decreased 4.7% on a consolidated basis and decreased 0.7% on a same facility basis during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Outpatient surgical volumes decreased 1.5% on a consolidated basis and decreased 0.7% on a same facility basis during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Salaries and benefits, as a percentage of revenues, were 40.6% in the first nine months of 2008 and 40.1% in the first nine months of 2007. Salaries and benefits per equivalent admission increased 6.5% for the first nine months of 2008 compared to the first nine months of 2007. Same facility labor rate increases averaged 4.9% for the first nine months of 2008 compared to the first nine months of 2007.

Supplies, as a percentage of revenues, were 16.4% in the first nine months of each 2008 and 2007. Supply costs per equivalent admission increased 5.0% for the first nine months of 2008 compared to the first nine months of 2007. Same facility supply costs increased 7.8% for medical devices, 2.8% for pharmacy supplies, 20.0% for blood

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2008 and 2007 (continued)

products and 7.1% for general medical and surgical items in the first nine months of 2008 compared to the first nine months of 2007.

Other operating expenses, as a percentage of revenues, were 16.1% in the first nine months of 2008, compared to 16.0% in the first nine months of 2007. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Provisions for losses related to professional liability risks were $144 million and $141 million for the nine months ended September 30, 2008 and 2007, respectively. Other operating expenses includes $99 million and $164 million of indigent care costs in certain Texas markets during the first nine months of 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, was 11.9% in the first nine months of 2008 compared to 11.1% in the first nine months of 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 4.5% and uninsured admissions of 2.3% in the first nine months of 2008 compared to the first nine months of 2007. At September 30, 2008, our allowance for doubtful accounts represented approximately 93% of the $5.534 billion total patient due accounts receivable balance.

Gains on investments of $6 million in the first nine months of 2007 relate to sales of investment securities by our wholly-owned insurance subsidiary. There were no net gains on investments in the first nine months of 2008.

Equity in earnings of affiliates was $170 million and $156 million in the first nine months of 2008 and 2007, respectively. These amounts related primarily to the operations of our Denver market joint venture, which is accounted for under the equity method of accounting.

Depreciation and amortization decreased by $10 million, from $1.072 billion in the first nine months of 2007 to $1.062 billion in the first nine months of 2008.

Interest expense decreased from $1.674 billion in the first nine months of 2007 to $1.521 billion in the first nine months of 2008. Our average debt balance was $27.313 billion for the first nine months of 2008 compared to $27.843 billion for the first nine months of 2007. The average interest rate for our long term debt decreased from 7.7% at September 30, 2007 to 7.3% at September 30, 2008.

During the first nine months of 2008, we recognized net gains on sales of facilities of $90 million, which includes $86 million of net gains on the sales of hospital facilities and $4 million of net gains on sales of real estate and other health care entity investments. During the first nine months of 2007, we recognized gains on sales of facilities of $332 million, which included a gain of $311 million on the sale of our two Switzerland hospitals.

During the first nine months of 2008, we recorded asset impairment charges of $53 million, including a $44 million impairment charge related to adjusting the value of goodwill for other health care entity investments to estimated fair value. The additional $9 million asset impairment charge included in our operating results for the first nine months of 2008 related to adjusting the value of certain hospital facilities to estimated fair value. We recorded an asset impairment charge of $24 million to adjust the value of a building to estimated fair value during the first nine months of 2007.

Minority interest in earnings of consolidated entities increased from $160 million in the first nine months of 2007 to $161 million for the first nine months of 2008.

Our effective tax rate was 36.9% in the first nine months of 2008 and 29.2% in the first nine months of 2007. Based on information received during the first nine months of 2007 related primarily to tax positions taken in prior

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2008 and 2007 (continued)

taxable periods, we reduced our provision for income taxes by $85 million. Excluding the effect of this adjustment, the effective rate for the first nine months of 2007 would have been 39.3%.

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.264 billion in the first nine months of 2008 compared to $985 million in the first nine months of 2007. The increased cash provided by operating activities in the first nine months of 2008 compared to the first nine months of 2007 related, primarily, to the net impact of a $480 million increase in cash provided by the net change in the provision for doubtful accounts and changes in operating assets and liabilities and a $264 million increase in cash used to pay taxes. We made $612 million in net tax payments in the first nine months of 2008 compared to $348 million in the first nine months of 2007. We made $1.380 billion in interest payments in the first nine months of 2008 compared to $1.522 billion in the first nine months of 2007. Working capital totaled $2.455 billion at September 30, 2008 and $2.356 billion at December 31, 2007.

Cash used in investing activities was $972 million in the first nine months of 2008 compared to $365 million in the first nine months of 2007. Excluding acquisitions, capital expenditures were $1.115 billion and $997 million in the first nine months of 2008 and 2007, respectively. Capital expenditures are expected to approximate $1.650 billion in 2008. At September 30, 2008, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.7 billion. We expect to finance capital expenditures with internally generated and borrowed funds. During the first nine months of 2008 and 2007, we received cash proceeds of $185 million and $484 million, respectively, from dispositions of hospitals and health care entities. We received $30 million and $156 million from the liquidation of investments during the first nine months of 2008 and 2007, respectively.

Cash used in financing activities totaled $241 million during the first nine months of 2008 compared to $907 million used in financing activities during the first nine months of 2007. During the first nine months of 2008, we decreased net borrowings by $241 million. During the first nine months of 2007, we decreased net borrowings by $991 million and received proceeds of $100 million from issuances of 1,972,100 shares of common stock.

In addition to cash flows from operations, available sources of capital include amounts available under the senior secured credit facilities ($2.021 billion and $2.102 billion as of September 30, 2008 and October 31, 2008, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims (primarily claims that occurred prior to 2007), totaled $1.683 billion at September 30, 2008 and $1.899 billion at December 31, 2007. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $200 million. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in the reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. To minimize our exposure to losses from reinsurer insolvencies, we routinely monitor the financial condition of our reinsurers. The amounts receivable related to the reinsurance contracts were $58 million and $44 million at September 30, 2008 and December 31, 2007, respectively. Effective January 1, 2007, our facilities are generally self-insured for the first $5 million of per occurrence losses, and we are not required to maintain investments to fund the liabilities for claims that occurred after 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (continued)

Market Risk

HCA is exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.674 billion and $9 million, respectively, at September 30, 2008. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2008, we had a net unrealized loss of $8 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash to pay claims and other expenses in excess of normal cash requirements on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At September 30, 2008, our wholly-owned insurance subsidiary had invested $623 million in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are usually reset through a Dutch auction every seven to 35 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $4.970 billion of long-term debt at September 30, 2008 is subject to variable rates of interest, while the remaining balance in long-term debt of $22.071 billion at September 30, 2008 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt decreased from 7.7% at September 30, 2007 to 7.3% at September 30, 2008.

The estimated fair value of our total long-term debt was $24.101 billion at September 30, 2008. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $50 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Six taxable periods of HCA, its predecessors, subsidiaries and affiliated partnerships ended in 1995 through 2000, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of September 30, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data

	2008	2007

CONSOLIDATING
Number of hospitals in operation at:
March 31	161	165
June 30	161	164
September 30	158	162
December 31		161
Number of freestanding outpatient surgical centers in operation at:
March 31	101	99
June 30	99	98
September 30	99	98
December 31		99
Licensed hospital beds at(a):
March 31	38,375	39,269
June 30	38,448	39,175
September 30	38,386	38,939
December 31		38,405
Weighted average licensed beds(b):
Quarter:
First	38,406	39,269
Second	38,419	39,222
Third	38,390	38,990
Fourth		38,784
Year		39,065
Average daily census(c):
Quarter:
First	22,248	22,461
Second	20,743	20,874
Third	19,932	20,444
Fourth		20,448
Year		21,049
Admissions(d):
Quarter:
First	401,700	403,800
Second	382,600	383,200
Third	377,400	381,700
Fourth		384,000
Year		1,552,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Equivalent admissions(e):
Quarter:
First	601,300	601,200
Second	587,600	582,500
Third	587,400	583,400
Fourth		585,300
Year		2,352,400
Average length of stay (days)(f):
Quarter:
First	5.0	5.0
Second	4.9	5.0
Third	4.9	4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,368,800	1,295,200
Second	1,297,600	1,258,700
Third	1,303,100	1,273,900
Fourth		1,288,300
Year		5,116,100
Outpatient surgeries(h):
Quarter:
First	196,900	204,200
Second	202,100	204,200
Third	196,500	196,400
Fourth		200,100
Year		804,900
Inpatient surgeries(i):
Quarter:
First	125,400	130,500
Second	125,000	131,200
Third	121,400	128,300
Fourth		126,500
Year		516,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

	2008	2007

Days in accounts receivable(j):
Quarter:
First	53	52
Second	51	51
Third	49	54
Fourth		52
Year		53
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$25,804	$23,161
Second	25,065	22,503
Third	24,783	22,381
Fourth		24,384
Year		92,429
Outpatient revenues as a % of patient revenues(l)
Quarter:
First	36%	36%
Second	38%	37%
Third	39%	38%
Fourth		37%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30	8	8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	9
June 30	8	9
September 30	8	9
December 31		9
Licensed hospital beds at:
March 31	2,337	2,356
June 30	2,337	2,334
September 30	2,367	2,337
December 31		2,337

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at September 30, 2008:
Medicare and Medicaid	10%	1%	2%
Managed care and other discounted	17	3	4
Uninsured	20	10	33

Total	47%	14%	39%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities are facilities operated through joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the quarter ended September 30, 2008, HCA issued 6,766 shares of common stock in connection with the exercise of stock options for aggregate consideration of $86,267. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The following table provides certain information with respect to our repurchase of common stock from July 1, 2008 through September 30, 2008.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Repurchased	Paid per Share	Programs	Programs

July 1, 2008 through July 31, 2008	—	$—	—	$—
August 1, 2008 through August 31, 2008	164	56.71	—	—
September 1, 2008 through September 30, 2008	—	—	—	—

Total for Third Quarter 2008	164	$56.71	—	$—

In August 2008, we purchased 164 shares pursuant to the terms of the Management Stockholder’s Agreement between former employees and the Company.

Item 6:	Exhibits

(a) List of Exhibits:

Exhibit 31.1	—	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

By:	/s/ R. Milton Johnson
R. Milton Johnson
Executive Vice President and
Chief Financial Officer

Date: November 13, 2008