Form 10-K
period 2008-12-31
HCA INC/TN
filed 2009-03-04
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

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

As of February 25, 2009, there were approximately 94,371,400 shares of Registrant’s common stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

		Page
		Reference

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	34

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	59

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	96
Item 14.	Principal Accountant Fees and Services	100

PART IV
Item 15.	Exhibits and Financial Statement Schedules	101
	Signatures	107
EX-4.8C
EX-4.10
EX-4.11
EX-4.12B
EX-10.17
EX-10.24
EX-10.25
EX-10.28B
EX-10.29F
EX-10.29G
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I

Item 1.	Business

General

HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2008, we operated 166 hospitals, comprised of 160 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. The 166 hospital total includes eight hospitals (seven general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 105 freestanding surgery centers, eight of which are owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. Our facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

Our primary objective is to provide a comprehensive array of quality health care services in the most cost-effective manner possible. Our general, acute care hospitals typically provide a full range of services to accommodate such medical specialties as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Outpatient and ancillary health care services are provided by our general, acute care hospitals, freestanding surgery centers, diagnostic centers and rehabilitation facilities. Our psychiatric hospitals provide a full range of mental health care services through inpatient, partial hospitalization and outpatient settings.

The Company was incorporated in Nevada in January 1990 and reincorporated in Delaware in September 1993. Our principal executive offices are located at One Park Plaza, Nashville, Tennessee 37203, and our telephone number is (615) 344-9551.

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. (“KKR”), Merrill Lynch Global Private Equity (“MLGPE”) (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Available Information

We file certain reports with the Securities and Exchange Commission (“the SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports and other information we file electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

At December 31, 2008, we owned and operated 153 general, acute care hospitals with 38,014 licensed beds, and an additional seven general, acute care hospitals with 2,267 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2008, we operated five psychiatric hospitals with 490 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

We also operate outpatient health care facilities which include freestanding surgery centers, diagnostic and imaging centers, comprehensive outpatient rehabilitation and physical therapy centers, outpatient radiation and oncology therapy centers and various other facilities. These outpatient services are an integral component of our strategy to develop comprehensive health care networks in select communities. A majority of our surgery centers are operated through partnerships or limited liability companies, with majority ownership of each partnership or limited liability company typically held by a general partner or subsidiary that is an affiliate of HCA.

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

We receive payment for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our revenues from such sources were as follows:

	Year Ended
	December 31,
	2008	2007	2006

Medicare	23%	24%	25%
Managed Medicare	6	5	5
Medicaid	5	5	5
Managed Medicaid	3	3	3
Managed care and other insurers	53	54	54
Uninsured	10	9	8

Total	100%	100%	100%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general, acute care hospitals located in the United States are certified as health care services providers for persons covered under Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs generally limit our ability to increase revenues in response to increasing costs. See Item 1, “Business — Competition.” Patients are generally not responsible for the total difference between established hospital gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs or PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care under our charity care policy. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, we attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under the hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned Medicare severity-diagnosis related group (“MS-DRG”). Effective October 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) began a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups (“DRGs”) in an effort to better recognize severity of illness in Medicare payment rates. This change represents a refinement to the existing DRG system. MS-DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. MS-DRG weights represent the average resources for a given MS-DRG relative to the average resources for all MS-DRGs. MS-DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on MS-DRG weights multiplied by a geographically adjusted federal rate. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments.

MS-DRG rates are updated and MS-DRG weights are recalibrated each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. In federal fiscal year 2008, the MS-DRG rate was increased by the full market basket of 3.3%. For the federal fiscal year 2009, CMS set the MS-DRG rate increase at full market basket of 3.6%.

In August 2006, CMS changed the methodology used to recalibrate the DRG weights from charge-based weights to cost relative weights under a three-year transition period beginning in federal fiscal year 2007. The adoption of the cost relative weights is not anticipated to have a material financial impact on us. Beginning October 1, 2008, MS-DRG weights are calculated using 100% cost relative weights.

Effective October 1, 2007, CMS imposed a documentation and coding adjustment to account for changes in payments under the new MS-DRG system that are not related to changes in case mix. Through legislative refinement, the documentation and coding adjustments for federal fiscal years 2008 and 2009 are reductions to the base payment rate of 0.6% and 0.9%, respectively, for a cumulative reduction of 1.5%. However, Congress has given CMS the ability to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS can impose an adjustment to payments for federal fiscal years 2010, 2011 and 2012.

Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. CMS has focused on payment levels for such specialties in recent years in part because of the proliferation of specialty hospitals. Changes in the payments received for specialty services could have an adverse effect on our revenues.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provided for DRG rate increases for certain federal fiscal years at full market basket if data for 10 patient care quality indicators were submitted to the Secretary of the Department of Health and Human Services (“HHS”). The Deficit Reduction Act of 2005 (“DRA 2005”) expanded and provided for the future expansion of the number of quality measures that must be reported to receive a full market basket update. CMS has published final rules that expand to 44 the number of quality measures that hospitals are required to report, beginning with discharges occurring in calendar year 2009, in order to qualify for the full market basket update to the inpatient prospective payment system in federal fiscal year 2010. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update. All of our hospitals paid under Medicare inpatient MS-DRG PPS are participating in the quality initiative by the Secretary of HHS by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

As part of CMS’s goal of transforming Medicare from a passive payer to an active purchaser of quality goods and services, beginning October 1, 2007, CMS requires hospitals to submit information on general acute care inpatient Medicare claims specifying whether diagnoses were present on admission (“POA”). For discharges occurring after October 1, 2008, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected hospital-acquired condition (“HAC”) was not POA. In this situation, the case would be paid as though the secondary diagnosis was not present. Currently, there are ten categories of conditions on the list of HACs. On January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated in CMS regulations. These changes are not expected to have a material effect on our revenues or cash flows.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. CMS estimates that outlier payments accounted for 4.64% and 4.65% of total operating DRG payments for federal fiscal years 2007 and 2006, respectively. For federal fiscal year 2008, CMS established an outlier threshold of $22,185, which resulted in outlier payments estimated by CMS to be 4.70% of total operating DRG payments. For federal fiscal year 2009, CMS has established an outlier threshold of $20,045. We do not anticipate that the change to the outlier threshold for federal fiscal year 2009 will have a material impact on our revenues.

Outpatient

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS continues to use fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics, freestanding surgery centers services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2008 and 2007 by market baskets of 3.30% and 3.40%, respectively. On November 18, 2008 CMS published a final rule that updated payment rates for calendar year 2009 by the full market basket of 3.60%. CMS continues to require that hospitals submit quality data relating to outpatient care to receive the full market basket increase under the outpatient PPS in calendar year 2010. CMS requires that data on eleven quality measures be submitted in calendar year 2009 for the payment determination in calendar year 2010. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2008 and 2007, CMS updated the PPS rate for rehabilitation hospitals and units by market baskets of 3.2% and 3.3%, respectively. However, CMS also applied a reduction to the standard payment amount of 2.6% for federal fiscal year 2007 to account for coding changes that do not reflect real changes in case mix. The Medicare, Medicaid and State Children’s Health Insurance Program (“SCHIP”) Reauthorization Act of 2007 eliminated the market basket update as of April 1, 2008 and continues the zero update through federal fiscal year 2009. As of December 31, 2008, we had one rehabilitation hospital, which is operated through a joint venture, and 47 hospital rehabilitation units.

On May 7, 2004, CMS published a final rule to change the criteria for being classified as an IRF, commonly known as the “75% rule.” If a facility fails to meet the 75% rule or other criteria to be classified as an IRF, it may be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts. Pursuant to the final 75% rule, a specified percentage of a facility’s inpatients over a given year must be treated for at least one of 13 conditions. The final rule provided for a transition period during which the percentage threshold would increase, starting at a 50% compliance threshold and culminating at a 75% threshold, for cost reporting periods beginning on or after July 1, 2007. Since then, several adjustments have been made to the transition period. The passage of the Medicare, Medicaid and SCHIP Reauthorization Act of 2007 set the compliance threshold at 60% for cost reporting periods beginning on or after July 1, 2006. Implementation of the 75% rule has reduced our IRF admissions and can be expected to continue to restrict the treatment of patients whose medical conditions do not meet any of the 13 approved conditions.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (“IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. The rehabilitation, psychiatric and long-term care (“RPL”) market basket update is used to update the IPF PPS. The annual RPL market basket update for rate year 2009 is 3.2%. As of December 31, 2008, we had five psychiatric hospitals and 31 hospital psychiatric units.

Ambulatory Surgery Centers

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

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Beginning in federal fiscal year 2007, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2009.

The Medicare program reimburses 70% of bad debts related to deductibles and coinsurance for patients with Medicare coverage, after the provider has made a reasonable effort to collect these amounts. On March 30, 2006, the United States District Court for the Western District of Michigan entered a final order in Battle Creek Health System v. Thompson, which provided that reasonable collection efforts have not been satisfied as long as the Medicare accounts remained with an external collection agency. On appeal, the United States Court of Appeals for the Sixth Circuit upheld the lower court’s decision. We incur substantial amounts of Medicare bad debts every year that could be subject to the Battle Creek decision. We utilize extensive in-house and external collection efforts for our accounts receivable, including deductible and coinsurance amounts owed by patients with Medicare coverage. We utilize a secondary collection agency after in-house and primary collection agency efforts have been unsuccessful. During 2007, we modified our accounts receivable collection processes to provide us with reasonable collection results and comply with CMS’s interpretation of reasonable collection efforts. Possible future changes in judicial and administrative interpretations of law and regulations governing Medicare could disrupt our collections processes, increase our costs or otherwise adversely affect our business and results of operations.

As required by the MMA, CMS is implementing contractor reform whereby CMS has competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”). Hospital companies have the option to work with the selected MAC in the jurisdiction where a given hospital is located or, in the case of chain providers, to use the MAC in the jurisdiction where the hospital company’s home office is located. For chain providers, either all hospitals in the chain must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. HCA has chosen to use the MACs assigned to the localities in which our hospitals are located. Recently, CMS has completed the process of awarding contracts on all 15 MAC jurisdictions. Individual MAC jurisdictions are in varying phases of transition. For the transition periods and for a potentially unforeseen period thereafter, all of these changes could impact claims processing functions and the resulting cash flow; however, we are unable to predict the impact at this time.

The MMA established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. Beginning in 2005, CMS contracted with three different RACs to conduct these reviews in California, Florida and New York. The program was expanded in August 2007 to include Arizona, Massachusetts and South Carolina. Each RAC had discretion over the types of reviews and record requests it would conduct within the states for which it was responsible as long as it followed the CMS-defined Statement of Work. HCA had 46 hospitals located in the demonstration areas, and 44 of these hospitals had a review performed. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that will implement the permanent RAC program on a nationwide basis. The final impact of the demonstration program and the permanent, nationwide program cannot be quantified at this time.

Managed Medicare

Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs, or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. In 2003 changes to federal law increased reimbursement to managed Medicare plans and limited, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Medicare Improvements for Patients and Providers Act of 2008 reduced payments to managed Medicare plans, and CMS has recently proposed additional cuts in payments to managed Medicare plans. Future changes may result in reduced premium payments to managed Medicare plans and may lead to decreased enrollment in such plans.

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

Since many states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005 includes Medicaid cuts of approximately $4.8 billion over five years. A congressional committee has estimated that additional proposed legislative and regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $49.7 billion over five years. The implementation of many of these proposed changes is subject to a statutorily mandated moratorium scheduled to expire in July 2009. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

Managed Medicaid

Managed Medicaid programs enable states to contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.

Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. However, general economic conditions in the states in which we operate may require reductions in premium payments to these plans and may reduce enrollment in these plans.

TRICARE

In December 2008, the Department of Defense implemented a prospective payment system for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient prospective payment system APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries will reduce our reimbursement. This change in TRICARE will have a material impact on our revenues from this program; however, TRICARE outpatient services do not represent a significant portion of our patient volumes. The TRICARE outpatient payment rule has been reopened for comment and the effective date delayed until May 1, 2009. Further modification to the new outpatient system may be made.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 35%, 37% and 36% of our total admissions for the years ended December 31, 2008, 2007 and 2006, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received annual average yield increases of 6% to 7% from managed care payers during 2008, there can be no assurance that we will continue to receive increases in the future.

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

The following table sets forth certain operating statistics for our health care facilities. Health care facility operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in the cold weather months. The data set forth in this table includes only those facilities that are consolidated for financial reporting purposes.

	Years Ended December 31,
	2008	2007	2006	2005	2004

Number of hospitals at end of period (a)	158	161	166	175	182
Number of freestanding outpatient surgery centers at end of period (b)	97	99	98	87	84
Number of licensed beds at end of period (c)	38,504	38,405	39,354	41,265	41,852
Weighted average licensed beds (d)	38,422	39,065	40,653	41,902	41,997
Admissions (e)	1,541,800	1,552,700	1,610,100	1,647,800	1,659,200
Equivalent admissions (f)	2,363,600	2,352,400	2,416,700	2,476,600	2,454,000
Average length of stay (days) (g)	4.9	4.9	4.9	4.9	5.0
Average daily census (h)	20,795	21,049	21,688	22,225	22,493
Occupancy rate (i)	54%	54%	53%	53%	54%
Emergency room visits (j)	5,246,400	5,116,100	5,213,500	5,415,200	5,219,500
Outpatient surgeries (k)	797,400	804,900	820,900	836,600	834,800
Inpatient surgeries (l)	493,100	516,500	533,100	541,400	541,000

(a)	Excludes eight facilities in 2008 and 2007 and seven facilities in 2006, 2005 and 2004 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes eight facilities in 2008, nine facilities in 2007 and 2006, seven facilities in 2005 and eight facilities in 2004 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

Competition

Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. Additionally, in recent years the number of freestanding surgery centers and diagnostic centers (including facilities owned by physicians) in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. In some cases, competing hospitals are more established than our hospitals. Some competing hospitals are owned by tax-supported government agencies and many others are owned by not-for-profit entities that may be supported by endowments, charitable contributions and/or tax revenues, and are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals. In certain localities there are large teaching hospitals that provide highly specialized facilities, equipment and services which may not be available at most of our hospitals. We are facing increasing competition from physician-owned specialty hospitals and both our own and unaffiliated freestanding surgery centers for market share in high margin services.

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

Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe that physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients.

Another major factor in the competitive position of a hospital is our ability to negotiate service contracts with purchasers of group health care services. Managed care plans attempt to direct and control the use of hospital services and obtain discounts from hospitals’ established gross charges. In addition, employers and traditional health insurers continue to attempt to contain costs through negotiations with hospitals for managed care programs and discounts from established gross charges. Generally, hospitals compete for service contracts with group health care services purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on favorable terms. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. The importance of obtaining contracts with managed care organizations varies from community to community, depending on the market strength of such organizations.

State certificate of need (“CON”) laws, which place limitations on a hospital’s ability to expand hospital services and facilities, make capital expenditures and otherwise make changes in operations, may also have the effect of restricting competition. Before issuing a CON, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws. In those states which have no CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See Item 1, “Business — Regulation and Other Factors.”

We and the health care industry as a whole face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations, and managed care contracting for provider services by private and government payers remain ongoing challenges.

Admissions and average lengths of stay continue to be negatively affected by payer-required preadmission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand our facilities or acquire or construct new facilities where appropriate, to better enable the provision of a comprehensive array of outpatient services, offer discounts to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.

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

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. Courts have held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.

The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that may indicate that the arrangements or transactions violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, and (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, including employment contracts, leases and professional service agreements. We also have similar relationships with physicians and facilities to which patients are referred from our facilities. In addition, we provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection.

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

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law effectively prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” that are reimbursable by Medicare, including inpatient and outpatient hospital services, clinical laboratory services and radiology services. The Stark Law also prevents the entity from billing a federal health program for any items or services that result from a prohibited referral and requires the entity to refund amounts received for items or services provided pursuant to the prohibited referral. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

CMS has issued three phases of final regulations implementing the Stark Law, as well as final regulations in the 2009 Inpatient Prospective Payment System (“IPPS”) final rule. Phases I, II and III became effective in January

2002, July 2004 and December 2007, respectively. Some portions of the 2009 IPPS Stark regulations became effective October 1, 2008, and other portions become effective October 1, 2009. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. The recent changes to the regulations implementing the Stark Law further restrict the types of arrangements that facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” We may be required to restructure or unwind some of our arrangements because of these changes. Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law.

In 2003, Congress passed legislation that modified the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physicians to own interests in new specialty hospitals. The moratorium was extended by regulatory and legislative action and expired on August 8, 2006. At the conclusion of the moratorium, HHS announced that it will require hospitals to disclose certain financial arrangements with physicians. On September 14, 2007, CMS published an information collection request called the Disclosure of Financial Relationships Report (“DFRR”). HHS will initially select 400 hospitals that will be required to report the financial arrangements with physicians as required in the DFRR. Those hospitals are comprised of 290 hospitals that failed to respond to a previous voluntary CMS questionnaire about investments and compensation relationships and 110 additional hospitals. The DFRR and its supporting documentation are currently under review by the Office of Management and Budget and have not yet been released. CMS has indicated that responding hospitals will have a limited amount of time to compile a significant amount of information relating to their financial relationships with physicians. A hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required time frame or if any applicable government agency determines that the submission is inaccurate or incomplete. Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the FCA and similar state laws, based on such allegations as failure to respond within required deadlines, that the response is inaccurate or contains incomplete information, or that the response indicates a potential violation of the Stark Law or other requirements.

Similar State Laws

Many states in which we operate also have laws similar to the Anti-kickback Statute that prohibit payments to physicians for patient referrals and laws similar to the Stark Law that prohibit certain self-referrals. The scope of these state laws is broad, since they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

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

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the federal False Claims Act (“FCA”) allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a private party brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws that are comparable to the FCA. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. In addition, HIPAA requires that each provider use a National Provider Identifier. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans, to implement administrative, physical and technical safeguards to protect the security of such information. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA provides that HHS must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to HHS or to the public via a website. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date HHS issues these regulations. In addition, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. We enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under the ARRA, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. The ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

We remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include health providers and health plans, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule has been postponed until May 1, 2009.

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

Health Care Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. This media and public attention, changes in government personnel or other factors may lead to increased scrutiny of the health care industry. While we are currently not aware of any material investigations of the Company under federal or state health care laws or regulations, it is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in significant penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives, targeting all hospital providers, that focus on specific billing practices or other suspected areas of abuse. In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

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

Commencing in 1997, we became aware we were the subject of governmental investigations and litigation relating to our business practices. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties. The investigations related to, among other things, DRG coding, outpatient laboratory billing, home health issues, physician relations, cost report and wound care issues. The investigations were concluded through a series of agreements executed in 2000 and 2003 with the Criminal Division of the Department of Justice, the Civil Division of the Department of Justice, various U.S. Attorneys’ offices, CMS, a negotiating team representing states with claims against us, and others. In January 2001, we entered into an eight year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services, which expired January 24, 2009. Violation or breach of the CIA or other violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and other federal and state health care programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

Health Care Reform

Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. In recent years, various legislative proposals regarding health care reform have been introduced or proposed in Congress. We anticipate that national health care reform will be a focus at the federal level in the near term. Several states are also considering health care reform measures. This focus on health care reform may increase the likelihood of significant changes affecting the health care industry. Possible future changes in the Medicare, Medicaid, and other state programs, including Medicaid supplemental payments pursuant to upper payment limit programs, may impact reimbursements to health care providers and insurers. In addition, many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private health care insurance. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. Some states, including the states in which we operate, have applied for and have been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program.

General Economic and Demographic Factors

Recently, the United States economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergent health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient copayment and deductible receivables.

The health care industry is impacted by the overall United States financial pressures. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal health care programs.

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

Until January 24, 2009, we operated under a CIA, which was structured to assure the federal government of our overall federal health care program compliance and specifically covered DRG coding, outpatient PPS billing and physician relations. We underwent major training efforts to ensure that our employees learned and applied the policies and procedures implemented under the CIA and our ethics and compliance program. The CIA had the effect of increasing the amount of information we provided to the federal government regarding our health care practices and our compliance with federal regulations. Under the CIA, we had numerous affirmative obligations, including the requirement to report potential violations of applicable federal health care laws and regulations. Pursuant to this obligation, we reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA, HIPAA and other laws, most of which we consider to be nonviolations or technical violations. We will submit our final report pursuant to the CIA by April 30, 2009. These reports could result in greater scrutiny by regulatory authorities. The government could determine that our reporting and/or our resolution of reported issues was inadequate. A determination that we breached the CIA and/or a finding of violations of applicable health care laws or regulations could subject us to repayment requirements, substantial monetary penalties, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. Though the CIA expired on January 24, 2009, we maintain our ethics and compliance program in substantially the same form. However, the audit plans in the CIA have been modified and the reportable events process will be converted to an internal reporting process.

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

We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts that we believe are adequate. The directors and officers liability coverage includes a $25 million corporate deductible for the periods prior to the Merger and a $1 million corporate deductible subsequent to the Merger. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2008 we had approximately 191,000 employees, including approximately 51,000 part-time employees. References herein to “employees” refer to employees of affiliates of HCA. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. Employees at 21 of our hospitals were represented by various labor unions at December 31, 2008 and 2007. We consider our employee relations to be satisfactory. Our hospitals, as well as others, have experienced some recent union organizational activity. We had elections at two hospitals in California and one in Missouri during 2007 and no elections during 2008. We expect to have one election in Missouri in 2009 as hospital employees have filed a decertification petition with the National Labor Relations Board. We do not expect such efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

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

We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As the competition increases to hire more people from labor pools that are not growing at a rate sufficient to meet demand, our labor costs could increase. Certain proposed changes in federal labor laws, including the Employee Free Choice Act, may increase the likelihood of employee unionization attempts. To the extent that a significant portion of our employee base unionizes, our costs could increase materially. In addition, union-mandated or state-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are unable to meet the required ratios and are required to limit patient admissions as a result. The states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place.

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

Since completing the Recapitalization, we are highly leveraged. As of December 31, 2008, our total indebtedness was $26.989 billion. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our unhedged borrowings are at variable rates of interest;

•	limiting our ability to make strategic acquisitions or causing us to make nonstrategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We May Not Be Able To Generate Sufficient Cash To Service All Of Our Indebtedness And May Not Be Able To Refinance Our Indebtedness On Favorable Terms. If We Are Unable To Do So, We May Be Forced To Take Other Actions To Satisfy Our Obligations Under Our Indebtedness, Which May Not Be Successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

As of December 31, 2008, our substantial indebtedness included $14.052 billion of indebtedness under our senior secured credit facilities that matures in 2012 and 2013, $5.700 billion of second lien notes maturing in 2014 and 2016 and $6.831 billion of unsecured senior notes and debentures that mature on various dates from 2009 to 2095 (including $5.442 billion maturing through 2016). Because a significant portion of our indebtedness matures in the next few years, we may find it necessary or prudent to refinance that indebtedness with longer-maturity debt at a higher interest rate. In February 2009, for example, we issued $310 million of 9 7/8% Senior Secured Notes due in 2017. We used the net proceeds of that offering to prepay term loans under our senior secured credit facilities, which currently bear interest at a lower floating rate. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial crisis. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations and on economic and market conditions and other factors.

If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.

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

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, CMS publicizes on a website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys, patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from physician-owned specialty hospitals and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require prior regulatory approval, known as a certificate of need (“CON”), for the purchase, construction or expansion of health care facilities or services, competing health care providers face low barriers to entry and expansion. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business — Competition.”

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. Due to a number of factors, including the recent economic downturn and increase in unemployment, we believe that our facilities may experience growth in bad debts and charity care. At December 31, 2008, our allowance for doubtful accounts represented approximately 93% of the $5.838 billion patient due accounts receivable balance. For the year ended December 31, 2008, the provision for doubtful accounts increased to 12.0% of revenues compared to 11.7% of revenues in 2007.

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

Changes In Governmental And Judicial Interpretations May Negatively Impact Our Ability To Obtain Reimbursement Of Medicare Bad Debts

The Medicare program reimburses 70% of bad debts related to deductibles and coinsurance for patients with Medicare coverage, after the provider has made a reasonable effort to collect those amounts. We utilize extensive in-house and external collection efforts for our accounts receivable, including deductible and coinsurance amounts owed by patients with Medicare coverage. We use a secondary collection agency after in-house and primary collection agency efforts have been unsuccessful. A recent court case upheld CMS’s interpretation that reasonable collection efforts have not been satisfied as long as the Medicare accounts remain with an external collection agency. We incur substantial amounts of Medicare bad debts every year that could be subject to this decision. During 2007, we modified our accounts receivable collection processes to provide reasonable collection results and comply with CMS’s interpretation of reasonable collection efforts. Possible future changes in judicial and administrative interpretations of law and regulations governing Medicare could disrupt our collections processes, increase our costs or otherwise adversely affect our business and results of operations.

Changes In Governmental Programs May Reduce Our Revenues.

A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 59% of our admissions from the Medicare and Medicaid programs in 2008. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. National health care reform is a focus at the federal level, and we anticipate that it will remain a focus in the near term. Several states are also considering health care reform measures. This focus on health care reform may increase the likelihood of significant changes affecting government health care programs. Possible future changes in the Medicare, Medicaid, and other state programs, may reduce reimbursements to health care providers and insurers and may also increase our operating costs, which could reduce our profitability.

CMS issued final regulations effective January 1, 2008 that increased ASC payment groups from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. CMS estimates that the payment rates for procedures performed in an ASC setting equal 65% of the corresponding rates paid for the same procedures performed in an outpatient hospital setting. The final regulation establishes a four-year transition period for implementing the revised payment rates. This regulation significantly expands the number of procedures that Medicare reimburses if performed in an ASC and limits ASC reimbursement for procedures commonly performed in physicians’ offices. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for hospital inpatient PPS. This rule adopts a two-year implementation of MS-DRGs, a Medicare severity-adjusted diagnosis related group system. This change represents a refinement to the existing Medicare DRG system. Realignments in the DRG system could impact the margins we receive for certain services. For federal fiscal year 2009, CMS has provided a 3.6% market basket update for hospitals that submit certain quality patient care indicators and a 1.6% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in fiscal years 2009 and 2008 have been reduced to eliminate what CMS estimates will be the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. CMS may retrospectively determine if the adjustment levels for federal fiscal years 2009 and 2008 were adequate and may impose an adjustment in future years if CMS finds that the adjustment was inadequate. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.

Since most states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending for Medicaid programs in many states. Further, many states have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

Recently, the Department of Defense implemented a prospective payment system for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient prospective payment system APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries will reduce our reimbursement. This change in TRICARE will have a material impact on our revenues from this program; however, TRICARE outpatient services do not represent a significant portion of our patient volumes. The TRICARE outpatient payment rule has been reopened for comment and the effective date delayed until May 1, 2009. Further modification to the new outpatient payment system may be made.

Changes in laws or regulations regarding government health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

If We Are Unable To Retain And Negotiate Favorable Contracts With Nongovernment Payers, Including Managed Care Plans, Our Revenues May Be Reduced.

Our ability to obtain favorable contracts with nongovernment payers, including health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 53% and 54% of our patient revenues for the years ended December 31, 2008 and 2007, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

Our Performance Depends On Our Ability To Recruit And Retain Quality Physicians.

Physicians generally direct the majority of hospital admissions, and the success of our hospitals depends, therefore, in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Physicians are often not employees of the hospitals at which they practice and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our Hospitals Face Competition For Staffing, Which May Increase Labor Costs And Reduce Profitability.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As the competition increases to hire more people from labor pools that are not growing at a rate sufficient to meet demand, our labor costs could increase. Certain proposed changes in federal labor laws, including the Employee Free Choice Act, may increase the likelihood of employee unionization attempts. To the extent that a significant portion of our employee base unionizes, our costs could increase materially. In addition, union-mandated or state-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenue if we are unable to meet the required ratios and are required to limit admissions as a result. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

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

Among these laws are the federal Anti-kickback Statute, the federal physician self-referral law (commonly called the Stark Law) and the federal FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean that the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny; however, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

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

Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

If we fail to comply with the Anti-kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. See “Regulation.”

CMS is proceeding with a proposal to collect information from 400 hospitals regarding their ownership, investment and compensation arrangements with physicians. Called the Disclosure of Financial Relationships Report or “DFRR,” CMS intends to use this data to monitor compliance with the Stark Law, and CMS may share this information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against hospitals filing such reports.

Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

     We Have Been The Subject Of Governmental Investigations, Claims And Litigation, And We Could Be The Subject Of Additional Investigations In The Future.

Commencing in 1997, we became aware that we were the subject of governmental investigations and litigation relating to our business practices. The investigations were concluded through a series of agreements executed in 2000 and 2003. In January 2001, we entered into an eight-year CIA with the OIG, which expired January 24, 2009.

Under the CIA, we had numerous affirmative obligations, including the requirement to report potential violations of applicable federal health care laws and regulations. Pursuant to these obligations, we reported a number of potential violations of the Stark Law, the Anti-kickback Statute, the EMTALA and other laws, most of which we consider to be nonviolations or technical violations. We will submit our final report pursuant to the CIA by April 30, 2009. The government could determine that our reporting and/or our resolution of reported issues was inadequate. If we are found to have violated the CIA or any applicable health care laws or regulations, we could be subject to repayment requirements, substantial monetary fines, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs, and, for violations of certain laws and regulations, criminal penalties. Any such sanctions or expenses could have a material, adverse effect on our financial position, results of operations or liquidity.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

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

The MMA established the RAC three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. Beginning in 2005, CMS contracted with three different RACs to conduct these reviews in California, Florida and New York. The program was expanded in August 2007 to include Arizona, Massachusetts and South Carolina. We had 46 hospitals located in the demonstration areas and 44 of these hospitals actually had a review performed. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. Should we be found out of compliance, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

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

Our Overall Business Results May Suffer From The Recent Economic Downturn.

Recently, the United States economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergent healthcare procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient copayment and deductible receivables.

The Industry Trend Towards Value-Based Purchasing May Negatively Impact Our Revenues.

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates. In addition Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.

Our Operations Could Be Impaired By A Failure Of Our Information Systems.

Any system failure that causes an interruption in service or availability of our systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

The performance of our sophisticated information technology and systems is critical to our business operations. In addition to our shared services initiatives, our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems;

•	medical records and document storage;

•	inventory management;

•	negotiating, pricing and administering managed care contracts and supply contracts; and

•	monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.

State Efforts To Regulate The Construction Or Expansion Of Health Care Facilities Could Impair Our Ability To Operate And Expand Our Operations.

Some states, particularly in the eastern part of the country, require health care providers to obtain prior approval, known as a CON, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded health care facilities or services. We currently operate health care facilities in a number of states with CON laws. The failure to obtain any requested CON could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients to our facilities and grow our revenues, which would have an adverse effect on our results of operations.

Our Facilities Are Heavily Concentrated In Florida And Texas, Which Makes Us Sensitive To Regulatory, Economic, Environmental And Competitive Conditions And Changes In Those States.

We operated 166 hospitals at December 31, 2008, and 72 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 51% of our consolidated revenues for the year ended December 31, 2008. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

In addition, our hospitals in Florida and Texas and other areas across the Gulf Coast are located in hurricane-prone areas. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida, Texas and other coastal states, and the patient populations in those states. Our business activities could be harmed by a particularly active hurricane season or even a single storm, and the property insurance we obtain may not be adequate to cover losses from future hurricanes or other natural disasters.

We May Be Subject To Liabilities From Claims By The IRS.

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and 17 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year of 13 affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of December 31, 2008. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

We May Be Subject To Liabilities From Claims Brought Against Our Facilities.

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. We insure a portion of our professional liability risks through a wholly-owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We Are Exposed To Market Risks Related To Changes In The Market Values Of Securities And Interest Rate Changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.614 billion and $8 million, respectively, at December 31, 2008. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2008, we had a net unrealized loss of $48 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2008, our wholly-owned insurance subsidiary, had invested $536 million ($573 million par value) in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every seven to 35 days. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

Since The Recapitalization, The Investors Control Us And May Have Conflicts Of Interest With Us In The Future.

As of December 31, 2008, the Investors and certain other investors indirectly own 97.3% of our capital stock due to the Recapitalization. As a result, the Investors have control over our decisions to enter into any significant corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.

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

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2008:

State	Hospitals	Beds

Alaska	1	250
California	5	1,511
Colorado	7	2,257
Florida	38	9,673
Georgia	11	1,925
Idaho	2	481
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	10	1,625
Mississippi	1	130
Missouri	6	1,055
Nevada	3	1,075
New Hampshire	2	295
Oklahoma	2	793
South Carolina	3	740
Tennessee	13	2,287
Texas	34	10,191
Utah	6	968
Virginia	9	2,963
International
England	6	704

	166	40,871

In addition to the hospitals listed in the above table, we directly or indirectly operate 105 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Under our senior secured cash flow credit facility entered into in connection with the Recapitalization, 14 of our general, acute care hospitals were mortgaged as collateral.

We maintain our headquarters in approximately 1,209,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Government Investigations, Claims and Litigation

In January 2001, we entered into an eight-year CIA with the OIG which expired on January 24, 2009. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations or financial position.

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

On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in a related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (1) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (2) appointing Thurman as lead plaintiff, and (3) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. We have reached an agreement in principle to settle this suit, subject to final court approval.

Merger Litigation in State Court

On October 23, 2006, the Foundation for Seacoast Health (the “Foundation”) filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation filed an appeal from the final judgment. On July 15, 2008, the New Hampshire Supreme Court held that the Merger did not trigger the right of first refusal. The Court remanded to the lower court the claim that the right of first refusal had been triggered by certain intra-corporate transactions in 1999. The Court did not determine the merits of that claim, and we will continue to defend the claim vigorously.

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

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court. For a description of those proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 6 to our consolidated financial statements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 25, 2009, there were 631 holders of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends. We did not pay any dividends in 2007 or 2008.

During the quarter ended December 31, 2008, HCA issued 431,216 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $5,498,004 resulting in 217,732 net settled shares. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

The following table provides certain information with respect to our repurchase of common stock from October 1, 2008 through December 31, 2008.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

October 1, 2008 through October 31, 2008	—	$—	—	$—
November 1, 2008 through November 30, 2008	6,111	$55.86	—	—
December 1, 2008 through December 31, 2008	26,121	$55.86	—	—

Total for Fourth Quarter 2008	32,232	$55.86	—	$—

During the fourth quarter of 2008, we purchased 32,232 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

Item 6.	Selected Financial Data

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions)

	2008	2007	2006	2005	2004

Summary of Operations:
Revenues	$28,374	$26,858	$25,477	$24,455	$23,502

Salaries and benefits	11,440	10,714	10,409	9,928	9,419
Supplies	4,620	4,395	4,322	4,126	3,901
Other operating expenses	4,554	4,241	4,056	4,034	3,769
Provision for doubtful accounts	3,409	3,130	2,660	2,358	2,669
Equity in earnings of affiliates	(223)	(206)	(197)	(221)	(194)
Gains on investments	—	(8)	(243)	(53)	(56)
Depreciation and amortization	1,416	1,426	1,391	1,374	1,250
Interest expense	2,021	2,215	955	655	563
Gains on sales of facilities	(97)	(471)	(205)	(78)	—
Impairment of long-lived assets	64	24	24	—	12
Transaction costs	—	—	442	—	—

	27,204	25,460	23,614	22,123	21,333

Income before minority interests and income taxes	1,170	1,398	1,863	2,332	2,169
Minority interests in earnings of consolidated entities	229	208	201	178	168

Income before income taxes	941	1,190	1,662	2,154	2,001
Provision for income taxes	268	316	626	730	755

Net income	$673	$874	$1,036	$1,424	$1,246

Financial Position:
Assets	$24,280	$24,025	$23,675	$22,225	$21,840
Working capital	2,391	2,356	2,502	1,320	1,509
Long-term debt, including amounts due within one year	26,989	27,308	28,408	10,475	10,530
Minority interests in equity of consolidated entities	995	938	907	828	809
Equity securities with contingent redemption rights	155	164	125	—	—
Stockholders’ (deficit) equity	(10,255)	(10,538)	(11,374)	4,863	4,407
Cash Flow Data:
Cash provided by operating activities	$1,797	$1,396	$1,845	$2,971	$2,954
Cash used in investing activities	(1,467)	(479)	(1,307)	(1,681)	(1,688)
Cash used in financing activities	(258)	(1,158)	(240)	(1,212)	(1,347)

	2008	2007	2006	2005	2004

Operating Data:
Number of hospitals at end of period(a)	158	161	166	175	182
Number of freestanding outpatient surgical centers at end of period(b)	97	99	98	87	84
Number of licensed beds at end of period(c)	38,504	38,405	39,354	41,265	41,852
Weighted average licensed beds(d)	38,422	39,065	40,653	41,902	41,997
Admissions(e)	1,541,800	1,552,700	1,610,100	1,647,800	1,659,200
Equivalent admissions(f)	2,363,600	2,352,400	2,416,700	2,476,600	2,454,000
Average length of stay (days)(g)	4.9	4.9	4.9	4.9	5.0
Average daily census(h)	20,795	21,049	21,688	22,225	22,493
Occupancy(i)	54%	54%	53%	53%	54%
Emergency room visits(j)	5,246,400	5,116,100	5,213,500	5,415,200	5,219,500
Outpatient surgeries(k)	797,400	804,900	820,900	836,600	834,800
Inpatient surgeries(l)	493,100	516,500	533,100	541,400	541,000
Days revenues in accounts receivable(m)	49	53	53	50	48
Gross patient revenues(n)	$102,843	$92,429	$84,913	$78,662	$71,279
Outpatient revenues as a % of patient revenues(o)	37%	37%	36%	36%	37%

(a)	Excludes eight facilities in 2008 and 2007 and seven facilities in 2006, 2005 and 2004 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes eight facilities in 2008, nine facilities in 2007 and 2006, seven facilities in 2005 and eight facilities in 2004 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(m)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.

(n)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(o)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2008 Operations Summary

Net income totaled $673 million for the year ended December 31, 2008 compared to $874 million for the year ended December 31, 2007. The 2008 results include gains on sales of facilities of $97 million and impairments of long-lived assets of $64 million. The 2007 results include gains on investments of $8 million, gains on sales of facilities of $471 million and an impairment of long-lived assets of $24 million.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

2008 Operations Summary (Continued)

Revenues increased 5.6% on a consolidated basis and 7.0% on a same facility basis for the year ended December 31, 2008 compared to the year ended December 31, 2007. The consolidated revenues increase can be attributed to the combined impact of a 5.2% increase in revenue per equivalent admission and a 0.5% increase in equivalent admissions. The same facility revenues increase resulted from a 5.1% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

During the year ended December 31, 2008, consolidated admissions declined 0.7% and same facility admissions increased 0.9% compared to the year ended December 31, 2007. Inpatient surgical volumes declined 4.5% on a consolidated basis and declined 0.5% on a same facility basis during the year ended December 31, 2008, compared to the year ended December 31, 2007. Outpatient surgical volumes declined 0.9% on a consolidated basis and declined 0.2% on a same facility basis during the year ended December 31, 2008, compared to the year ended December 31, 2007.

For the year ended December 31, 2008, the provision for doubtful accounts increased to 12.0% of revenues from 11.7% of revenues for the year ended December 31, 2007. Same facility uninsured admissions increased 1.7% and same facility uninsured emergency room visits increased 4.5% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest expense totaled $2.021 billion for the year ended December 31, 2008 compared to $2.215 billion for the year ended December 31, 2007. The $194 million decrease in interest expense for 2008 was due to reductions in both the average debt balance and average interest rate during 2008.

Business Strategy

We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:

Maintain Our Dedication to the Care and Improvement of Human Life.  Our business is built on putting patients first and providing high quality health care services in the communities we serve. Our dedicated professionals oversee our Quality Review System, which measures clinical outcomes, satisfaction and regulatory compliance to improve hospital quality and performance. We are implementing hospitalist programs in some facilities, evidence-based medicine programs and infection reduction initiatives. In addition, we continue to implement advanced health information technology to improve the quality and convenience of services to our communities. We are using our advanced electronic medication administration record, which uses bar coding technology to ensure that each patient receives the right medication, to build toward a fully electronic health record that will provide convenient access, electronic order entry and decision support for physicians. These technologies improve patient safety, quality and efficiency.

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

Continue to Leverage Our Scale.  We will continue to obtain price efficiencies through our group purchasing organization and build on the cost savings and efficiencies in billing, collection and other processes we have achieved through our regional service centers. We are increasingly taking advantage of our national scale by contracting for services on a multistate basis. We will expand our successful shared services model for additional clinical and support functions, such as physician credentialing, medical transcription and electronic medical recordkeeping, across multiple markets.

Continue to Develop Enduring Physician Relationships.  We depend on the quality and dedication of the physicians who serve at our facilities, and we recruit both primary care physicians and specialists to meet community needs. We often assist recruited physicians with establishing and building a practice or joining an existing practice in compliance with regulatory standards. We intend to improve both service levels and revenues in our markets by:

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. A hypothetical 1% change in net receivables that are subject to contractual discounts at December 31, 2008 would result in an impact on pretax earnings of approximately $34 million.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. Prior to 2007, we considered the return of an account from the

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. During 2007, we modified our collection policies to establish a review of all accounts against certain standard collection criteria, upon completion of our internal collection efforts. Accounts determined to possess positive collectibility attributes are forwarded to a secondary external collection agency and the other accounts are written off. The accounts that are not collected by the secondary external collection agency are written off when they are returned to us by the collection agency (usually within 18 months). Our collection policy change results in a delay in writing off the accounts forwarded to the secondary external collection agency compared to our previous policy, and during 2007 and 2008, we incurred increases in both our gross accounts receivable and the allowance for doubtful accounts due to this delay in recording writeoffs. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care. Charity care is not reported in revenues and does not have an impact on the provision for doubtful accounts.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2008, the allowance for doubtful accounts represented approximately 93% of the $5.838 billion patient due accounts receivable balance, including accounts, net of the related estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated (“pending Medicaid accounts”). At December 31, 2007, the allowance for doubtful accounts represented approximately 89% of the $4.825 billion patient due accounts receivable balance, including pending Medicaid accounts, net of the related estimated contractual discounts. Days revenues in accounts receivable were 49 days, 53 days and 53 days at December 31, 2008, 2007 and 2006, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

The approximate breakdown of accounts receivable by payer classification as of December 31, 2008 and 2007 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91—180 Days	Over 180 Days

Accounts receivable aging at December 31, 2008:
Medicare and Medicaid	10%	1%	2%
Managed care and other insurers	17	4	3
Uninsured	21	9	33

Total	48%	14%	38%

Accounts receivable aging at December 31, 2007:
Medicare and Medicaid	11%	1%	2%
Managed care and other insurers	19	4	4
Uninsured	20	11	28

Total	50%	16%	34%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Since January 1, 2007, our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. Prior to 2007, our facilities’ coverage with our insurance subsidiary was not subject to the $5 million self-insured retention and a substantial portion of our professional liability risks was insured through our wholly-owned insurance subsidiary. Reserves for professional liability risks were $1.387 billion and $1.513 billion at December 31, 2008 and 2007, respectively. The current portion of these reserves, $279 million and $280 million at December 31, 2008 and 2007, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $57 million and $44 million receivable under reinsurance contracts at December 31, 2008 and 2007, respectively) were $1.330 billion and $1.469 billion at December 31, 2008 and 2007, respectively. Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.102 billion to $1.332 billion at December 31, 2008 and $1.224 billion to $1.471 billion at December 31, 2007. Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Changes to the estimated reserve amounts are included in current operating results. Provisions for losses related to professional liability risks were $175 million, $163 million and $217 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The reserves for professional liability risks cover approximately 2,800 and 2,600 individual claims at December 31, 2008 and 2007, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Due to the considerable variability that is

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates.

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

Although we believe that we have properly reported taxable income and paid taxes in accordance with applicable laws, federal, state or international taxing authorities may challenge our tax positions upon audit. We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Accordingly, we report a liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in our income tax return. Final audit results may vary from our estimates.

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

Revenues increased 5.6% to $28.374 billion for the year ended December 31, 2008 from $26.858 billion for the year ended December 31, 2007 and increased 5.4% for the year ended December 31, 2007 from $25.477 billion for the year ended December 31, 2006. The increase in revenues in 2008 can be primarily attributed to the combined impact of a 5.2% increase in revenue per equivalent admission and a 0.5% increase in equivalent admissions compared to the prior year. The increase in revenues in 2007 can be primarily attributed to an 8.3% increase in revenue per equivalent admission, offsetting a 2.7% decline in equivalent admissions compared to 2006.

Admissions declined 0.7% in 2008 compared to 2007 and declined 3.6% in 2007 compared to 2006. Inpatient surgeries declined 4.5% and outpatient surgeries declined 0.9% during 2008 compared to 2007. Inpatient surgeries declined 3.1% and outpatient surgeries declined 2.0% during 2007 compared to 2006. Emergency room visits increased 2.5% during 2008 compared to 2007 and declined 1.9% during 2007 compared to 2006.

Same facility revenues increased 7.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007 and increased 7.4% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The 7.0% increase for 2008 can be primarily attributed to the combined impact of a 5.1% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions. The 7.4% increase for 2007 can be primarily attributed to an 8.1% increase in same facility revenue per equivalent admission, offsetting a 0.7% decline in equivalent admissions.

Same facility admissions increased 0.9% in 2008 compared to 2007 and declined 1.3% in 2007 compared to 2006. Same facility inpatient surgeries declined 0.5% and same facility outpatient surgeries declined 0.2% during

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

2008 compared to 2007. Same facility inpatient surgeries declined 1.0% and same facility outpatient surgeries declined 1.1% during 2007 compared to 2006. Same facility emergency room visits increased 3.6% during 2008 compared to 2007 and increased 0.7% during 2007 compared to 2006.

Same facility uninsured emergency room visits increased 4.5% and same facility uninsured admissions increased 1.7% during 2008 compared to 2007. Same facility uninsured emergency room visits increased 7.3% and same facility uninsured admissions increased 9.4% during 2007 compared to 2006. Management believes same facility uninsured emergency room visits and same facility uninsured admissions could continue to increase during 2009 if the adverse general economic and unemployment trends continue.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2008, 2007 and 2006 are set forth below.

	Years Ended December 31,
	2008	2007	2006

Medicare	35%	35%	37%
Managed Medicare	9	7	6
Medicaid	8	8	9
Managed Medicaid	7	7	6
Managed care and other insurers	35	37	36
Uninsured	6	6	6

	100%	100%	100%

Several factors negatively affected patient volumes in 2008 and 2007. More stringent enforcement of case management guidelines led to certain patient services being classified as outpatient observation visits instead of one-day admissions. Unit closures and changes in Medicare admission guidelines led to reductions in rehabilitation and skilled nursing admissions. Cardiac admissions have been affected by competition from physician-owned heart hospitals.

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2008, 2007 and 2006 are set forth below.

	Years Ended December 31,
	2008	2007	2006

Medicare	31%	32%	34%
Managed Medicare	8	7	6
Medicaid	7	7	6
Managed Medicaid	4	4	3
Managed care and other insurers	44	44	46
Uninsured	6	6	5

	100%	100%	100%

At December 31, 2008, we owned and operated 38 hospitals and 33 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $7.099 billion and $6.732 billion for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we owned and operated 34 hospitals and 23 surgery centers in the state of

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

Texas. Our Texas facilities’ revenues totaled $7.351 billion and $6.911 billion for the years ended December 31, 2008 and 2007, respectively. During 2008 and 2007, 55% of our admissions and 51% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 63% and 62% of our uninsured admissions during 2008 and 2007, respectively.

We provided $1.747 billion, $1.530 billion and $1.296 billion of charity care (amounts are based upon our gross charges) during the years ended December 31, 2008, 2007 and 2006, respectively. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $1.853 billion, $1.474 billion and $1.095 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

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

During 2007, based upon a review of certain expenditures claimed for federal Medicaid matching funds by the state of Texas, the Centers for Medicare and Medicaid Services (“CMS”) deferred a portion of claimed amounts. CMS completed its review of the claimed expenditures and released the previously deferred amounts during 2008. Our Texas Medicaid revenues included $262 million and $232 million during 2008 and 2007, respectively, of Medicaid supplemental payments pursuant to UPL programs. We expect to continue to recognize net benefits related to the Texas Medicaid supplemental payment program based upon the routine incurrence of indigent care expenditures and expected processing of Medicaid supplemental payments.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2008, 2007 and 2006 (dollars in millions):

	2008		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$28,374	100.0	$26,858	100.0	$25,477	100.0

Salaries and benefits	11,440	40.3	10,714	39.9	10,409	40.9
Supplies	4,620	16.3	4,395	16.4	4,322	17.0
Other operating expenses	4,554	16.1	4,241	15.7	4,056	16.0
Provision for doubtful accounts	3,409	12.0	3,130	11.7	2,660	10.4
Equity in earnings of affiliates	(223)	(0.8)	(206)	(0.8)	(197)	(0.8)
Gains on investments	—	—	(8)	—	(243)	(1.0)
Depreciation and amortization	1,416	5.0	1,426	5.4	1,391	5.5
Interest expense	2,021	7.1	2,215	8.2	955	3.7
Gains on sales of facilities	(97)	(0.3)	(471)	(1.8)	(205)	(0.8)
Impairment of long-lived assets	64	0.2	24	0.1	24	0.1
Transaction costs	—	—	—	—	442	1.7

	27,204	95.9	25,460	94.8	23,614	92.7

Income before minority interests and income taxes	1,170	4.1	1,398	5.2	1,863	7.3
Minority interests in earnings of consolidated entities	229	0.8	208	0.8	201	0.8

Income before income taxes	941	3.3	1,190	4.4	1,662	6.5
Provision for income taxes	268	0.9	316	1.1	626	2.4

Net income	$673	2.4	$874	3.3	$1,036	4.1

% changes from prior year:
Revenues	5.6%		5.4%		4.2%
Income before income taxes	(20.9)		(28.4)		(22.9)
Net income	(23.0)		(15.7)		(27.2)
Admissions(a)	(0.7)		(3.6)		(2.3)
Equivalent admissions(b)	0.5		(2.7)		(2.4)
Revenue per equivalent admission	5.2		8.3		6.8
Same facility % changes from prior year(c):
Revenues	7.0		7.4		6.2
Admissions(a)	0.9		(1.3)		0.2
Equivalent admissions(b)	1.9		(0.7)		—
Revenue per equivalent admission	5.1		8.1		6.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2008 and 2007

Net income totaled $673 million for the year ended December 31, 2008 compared to $874 million for the year ended December 31, 2007. Financial results for 2008 include gains on sales of facilities of $97 million and asset impairment charges of $64 million. Financial results for 2007 include gains on sales of facilities of $471 million and an asset impairment charge of $24 million.

Revenues increased 5.6% to $28.374 billion for 2008 from $26.858 billion for 2007. The increase in revenues was due primarily to the combined impact of a 5.2% increase in revenue per equivalent admission and a 0.5% increase in equivalent admissions compared to 2007. Same facility revenues increased 7.0% due primarily to the combined impact of a 5.1% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions compared to 2007.

During 2008, same facility admissions increased 0.9%, compared to 2007. Inpatient surgical volumes declined 4.5% on a consolidated basis and same facility inpatient surgeries declined 0.5% during 2008 compared to 2007. Outpatient surgical volumes declined 0.9% on a consolidated basis and same facility outpatient surgeries declined 0.2% during 2008 compared to 2007.

Salaries and benefits, as a percentage of revenues, were 40.3% in 2008 and 39.9% in 2007. Salaries and benefits per equivalent admission increased 6.3% in 2008 compared to 2007. Same facility labor rate increases averaged 5.1% for 2008 compared to 2007.

Supplies, as a percentage of revenues, were 16.3% in 2008 and 16.4% in 2007. Supply costs per equivalent admission increased 4.5% in 2008 compared to 2007. Same facility supply costs increased 8.0% for medical devices, 2.8% for pharmacy supplies, 18.7% for blood products and 6.6% for general medical and surgical items in 2008 compared to 2007.

Other operating expenses, as a percentage of revenues, increased to 16.1% in 2008 from 15.7% in 2007. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Increases in professional fees paid to hospitalists, emergency room physicians and anesthesiologists represented 20 basis points of the 2008 increase in other operating expenses. Other operating expenses include $143 million and $187 million of indigent care costs in certain Texas markets during 2008 and 2007, respectively. Provisions for losses related to professional liability risks were $175 million and $163 million for 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, increased to 12.0% for 2008 from 11.7% in 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 4.5% and uninsured admissions of 1.7% in 2008 compared to 2007. At December 31, 2008, our allowance for doubtful accounts represented approximately 93% of the $5.838 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Equity in earnings of affiliates increased from $206 million for 2007 to $223 million for 2008. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

No net gains on investments were recognized during 2008 and net gains on investments for 2007 of $8 million relate to sales of investment securities by our wholly-owned insurance subsidiary. Net unrealized losses on investment securities were $48 million at December 31, 2008, representing a $69 million decline from a net unrealized gain position of $21 million at December 31, 2007.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2008 and 2007 (Continued)

Depreciation and amortization decreased, as a percentage of revenue, to 5.0% in 2008 from 5.4% in 2007. Depreciation expense was $1.412 billion for 2008 and $1.421 billion for 2007.

Interest expense decreased to $2.021 billion for 2008 from $2.215 billion for 2007. The decrease in interest expense was due to reductions in both the average debt balance and the average effective interest rate on long-term debt. Our average debt balance was $27.211 billion for 2008 compared to $27.732 billion for 2007. The average interest rate for our long-term debt decreased from 7.6% at December 31, 2007 to 6.9% at December 31, 2008.

Gains on sales of facilities were $97 million for 2008 and included $81 million of net gains on the sales of two hospital facilities and $16 million of net gains on sales of real estate and other health care entity investments. Gains on sales of facilities were $471 million for 2007 and included a $312 million gain on the sale of our two Switzerland hospitals, a $131 million gain on the sale of a facility in Florida and $28 million of net gains on sales of real estate and other health care entity investments.

Minority interests in earnings of consolidated entities increased from $208 million for 2007 to $229 million for 2008. The increase relates primarily to our Austin, Texas market partnership and our group purchasing organization.

The effective tax rate was 28.5% for 2008 and 26.6% for 2007. Primarily as a result of reaching a settlement with the IRS Appeals Division and the revision of the amount of a proposed IRS adjustment related to prior taxable periods, we reduced our provision for income taxes by $69 million in 2008. Our 2007 provision for income taxes was reduced by $85 million, principally based on receiving new information related to tax positions taken in a prior taxable year, and by an additional $39 million to adjust 2006 state tax accruals to the amounts reported on completed tax returns and based upon an analysis of the Recapitalization costs. Excluding the effect of these adjustments, the effective tax rates for 2008 and 2007 would have been 35.8% and 37.0%, respectively.

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

Revenues increased 5.4% to $26.858 billion for 2007 from $25.477 billion for 2006. The increase in revenues was due primarily to an 8.3% increase in revenue per equivalent admission, offsetting a 2.7% decline in equivalent admissions compared to the prior year. Same facility revenues increased 7.4% due to an 8.1% increase in same facility revenue per equivalent admission, offsetting a 0.7% decline in same facility equivalent admissions compared to the prior year.

During 2007, same facility admissions declined 1.3% compared to 2006. Inpatient surgical volumes declined 3.1% on a consolidated basis and same facility inpatient surgeries declined 1.0% during 2007 compared to 2006. Outpatient surgical volumes declined 2.0% on a consolidated basis and same facility outpatient surgeries declined 1.1% during 2007 compared to 2006.

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

Other operating expenses, as a percentage of revenues, decreased to 15.7% in 2007 from 16.0% in 2006. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $187 million and $11 million of indigent care costs in certain Texas markets during 2007 and 2006, respectively. Provisions for losses related to professional liability risks were $163 million and $217 million for 2007 and 2006, respectively. The reduction in the provision for professional liability risks reflects the recognition by our actuaries of improving frequency and severity claim trends at our facilities.

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

Depreciation and amortization decreased, as a percentage of revenues, to 5.4% in 2007 from 5.5% in 2006. Purchases of property and equipment of $1.444 billion during 2007 were generally equivalent to depreciation expense for 2007 of $1.421 billion.

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

The effective tax rate was 26.6% for 2007 and 37.6% for 2006. Based on new information received in 2007 related primarily to tax positions taken in prior taxable periods, we reduced our provision for income taxes by $85 million, and by an additional $39 million to adjust 2006 state tax accruals to the amounts reported on completed

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2007 and 2006 (Continued)

tax returns and based upon an analysis of the Recapitalization costs. Excluding the effect of these adjustments, the effective tax rate for 2007 would have been 37.0%.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing of our debt, capital expenditures on our existing properties and acquisitions of hospitals and other health care entities. Our primary cash sources are cash flow from operating activities, issuances of debt and equity securities and dispositions of hospitals and other health care entities.

Cash provided by operating activities totaled $1.797 billion in 2008 compared to $1.396 billion in 2007 and $1.845 billion in 2006. Working capital totaled $2.391 billion at December 31, 2008 and $2.356 billion at December 31, 2007. The $401 million increase in cash provided by operating activities for 2008, compared to 2007, relates primarily to changes in working capital items. The changes in accounts receivable (net of the provision for doubtful accounts), inventories and other assets, and accounts payable and accrued expenses contributed $42 million to cash provided by operating activities for 2008 while changes in these items decreased cash provided by operating activities by $485 million for 2007. The $449 million decrease in cash provided by operating activities for 2007, compared to 2006, relates primarily to the combined impact of a $604 million increase in net cash payments for interest and income taxes and a $205 million increase from changes in working capital items. The net impact of the cash payments for interest and income taxes was an increase in cash payments of $111 million for 2008 compared to 2007 and an increase of $604 million for 2007 compared to 2006.

Cash used in investing activities was $1.467 billion, $479 million and $1.307 billion in 2008, 2007 and 2006, respectively. Excluding acquisitions, capital expenditures were $1.600 billion in 2008, $1.444 billion in 2007 and $1.865 billion in 2006. We expended $85 million, $32 million and $112 million for acquisitions of hospitals and health care entities during 2008, 2007 and 2006, respectively. Expenditures for acquisitions in all three years were generally comprised of outpatient and ancillary services entities and were funded by a combination of cash flows from operations and the issuance or incurrence of debt. Planned capital expenditures are expected to approximate $1.5 billion in 2009. At December 31, 2008, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of $1.450 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2008, we received cash proceeds of $143 million from dispositions of two hospitals, and $50 million from sales of other health care entities and real estate investments. During 2007, we sold three hospitals for cash proceeds of $661 million, and we also received cash proceeds of $106 million related primarily to the sales of real estate investments. The sales of nine hospitals were completed during 2006 for cash proceeds of $560 million, and we also received cash proceeds of $91 million on the sales of real estate investments and our equity investment in a hospital joint venture.

Cash used in financing activities totaled $258 million in 2008, $1.158 billion in 2007 and $240 million in 2006. During 2008 and 2007, we used cash proceeds from sales of facilities and available cash provided by operations to make net debt repayments of $260 million and $1.270 billion, respectively. The Recapitalization included the issuance of $19.964 billion of long-term debt, the receipt of $3.782 billion of equity contributions, the repurchase of $20.364 billion of common stock, the payment of $745 million for Recapitalization related fees and expenses, and the retirement of $3.182 billion of existing long-term debt. We may in the future repurchase portions of our debt securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors,

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

including applicable securities laws. Funds for the repurchase of debt securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($1.858 billion as of December 31, 2008 and $2.038 billion as of February 28, 2009) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims incurred prior to 2007, totaled $1.622 billion and $1.899 billion at December 31, 2008 and 2007, respectively. The insurance subsidiary maintained reserves for professional liability risk of $816 million and $1.165 billion at December 31, 2008 and 2007, respectively. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Claims payments, net of reinsurance recoveries, during the next twelve months are expected to approximate $250 million. We estimate that approximately $50 million of the expected net claim payments during the next twelve months will relate to claims incurred subsequent to 2006.

Financing Activities

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $26.989 billion and $27.308 billion at December 31, 2008 and 2007, respectively. Our interest expense was $2.021 billion for 2008 and $2.215 billion for 2007.

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria (fully utilized at December 31, 2008) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at December 31, 2008 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.525 billion outstanding at December 31, 2008), a $8.800 billion term loan B ($8.624 billion outstanding at December 31, 2008) and a €1.000 billion European term loan (€611 million, or $853 million, outstanding at December 31, 2008).

Also in connection with the Recapitalization, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016) and $1.500 billion of 9 5/8% cash/10 3/8% in-kind senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. In November 2008, we elected to make an interest payment for the interest period ending in May 2009 by paying in-kind instead of paying interest in cash.

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

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2008, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years

Long-term debt including interest, excluding the senior secured credit facilities(b)	$22,500	$1,175	$3,291	$3,842	$14,192
Loans outstanding under the senior secured credit facilities, including interest(b)	17,337	1,157	2,492	13,688	—
Operating leases(c)	1,255	225	352	224	454
Purchase and other obligations(c)	36	30	6	—	—

Total contractual obligations	$41,128	$2,587	$6,141	$17,754	$14,646

Other Commercial Commitments Not Recorded on the	Commitment Expiration by Period
Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years

Surety bonds(d)	$141	$134	$7	$—	$—
Letters of credit(e)	92	12	—	50	30
Physician commitments(f)	39	16	23	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$274	$162	$30	$50	$32

(a)	We have not included obligations to pay estimated professional liability claims ($1.387 billion at December 31, 2008) in this table. The estimated professional liability claims, which have occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($1.622 billion at December 31, 2008). We also have not included obligations related to unrecognized tax benefits of $625 million at December 31, 2008, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(b)	Estimates of interest payments assumes that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2008, remain constant during the period presented.

(c)	Future operating lease obligations and purchase obligations are not recorded in our consolidated balance sheet.

(d)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.

(e)	Amounts relate primarily to instances in which we have letters of credit outstanding with insurance companies that issued workers compensation insurance policies to us in prior years. The letters of credit serve as security to the insurance companies for payment obligations we retained.

(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practices during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2008.

(g)	We have entered into guarantee agreements related to certain leases.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.614 billion and $8 million, respectively, at December 31, 2008. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2008, we had a net unrealized loss of $48 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2008, our wholly-owned insurance subsidiary had invested $536 million ($573 million par value) in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every seven to 35 days. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During the failed auction period beginning February 11, 2008 and ending December 31, 2008, certain issuers of our ARS have redeemed $93 million of our securities at par value. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $5.055 billion of long-term debt at December 31, 2008 is subject to variable rates of interest, while the remaining balance in long-term debt of $21.934 billion at December 31, 2008 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. The average rate for our long-term debt decreased from 7.6% at December 31, 2007 to 6.9% at December 31, 2008. On February 16, 2007, we amended the cash flow credit facility to reduce the applicable margins with respect to the term borrowings thereunder. On June 20, 2007, we amended the ABL credit facility to reduce the applicable margin with respect to borrowings thereunder.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk (Continued)

The estimated fair value of our total long-term debt was $20.225 billion at December 31, 2008. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $51 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues approximated 23% in 2008, 24% in 2007 and 25% in 2006 of our total patient revenues.

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

IRS Disputes

We are currently contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and 17 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

IRS Disputes (Continued)

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year of 13 affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of December 31, 2008. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

Management believes that HCA, its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and that final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

We have audited HCA Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 3, 2009

Item 9B.	Other Information

On March 2, 2009, we amended our $13.550 billion and €1.000 billion senior secured cash flow credit facility, dated as of November 17, 2006, as amended February 16, 2007 (the “cash flow credit facility”), to allow for one or more future issuances of additional secured notes, which may include notes that are secured on a pari passu basis or on a junior basis with the obligations under the cash flow credit facility, so long as (1) such notes do not require any scheduled payment or redemption prior to the scheduled term loan B final maturity date as currently in effect and (2) the proceeds from any such issuance are used within three business days of receipt to prepay term loans under the cash flow credit facility in accordance with the terms of the cash flow credit facility. The U.S. security documents related to the cash flow credit facility were also amended and restated, or in the case of the U.S. mortgages, will be amended and restated, in connection with the amendment in order to give effect to the security interests granted to holders of such additional secured notes.

On March 2, 2009, we amended our $2.000 billion senior secured asset-based revolving credit facility, dated as of November 17, 2006, as amended and restated as of June 20, 2007 (the “ABL credit facility”), to allow for one or more future issuances of additional secured notes or loans, which may include notes or loans that are secured on a pari passu basis or on a junior basis with the obligations under the cash flow credit facility, so long as the proceeds from any such issuance are used to prepay term loans under the cash flow credit facility within three business days of the receipt thereof. The amendment to the ABL credit facility also altered the excess facility availability requirement to include a separate minimum facility availability requirement applicable to the ABL credit facility, and increased the applicable LIBOR and ABR margins for all borrowings under the ABL credit facility by 0.25% each.

On February 19, 2009, we issued $310 million of 9 7/8% Senior Secured Notes due in 2017, which are subject to certain standard covenants.

See also Item 13, “Certain Relationships and Related Transactions” for a description of certain relationships between the Administrative Agent under the cash flow credit facility and the ABL credit facility, and our company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of February 25, 2009, our directors were as follows:

		Director
Name	Age	Since	Position(s)

Jack O. Bovender, Jr.	63	1999	Chairman of the Board
Christopher J. Birosak	54	2006	Director
George A. Bitar	44	2006	Director
Richard M. Bracken	56	2002	President, Chief Executive Officer and Director
John P. Connaughton	43	2006	Director
Kenneth W. Freeman	58	2009	Director
Thomas F. Frist III	41	2006	Director
William R. Frist	39	2009	Director
Christopher R. Gordon	36	2006	Director
Michael W. Michelson	57	2006	Director
James C. Momtazee	37	2006	Director
Stephen G. Pagliuca	54	2006	Director
Nathan C. Thorne	55	2006	Director

As of February 25, 2009, our executive officers (other than Messrs. Bovender and Bracken who are listed above) were as follows:

Name	Age	Position(s)

R. Milton Johnson	52	Executive Vice President and Chief Financial Officer
David G. Anderson	61	Senior Vice President — Finance and Treasurer
Victor L. Campbell	62	Senior Vice President
V. Carl George	64	Senior Vice President — Development
Charles J. Hall	55	President — Eastern Group
Samuel N. Hazen	48	President — Western Group
A. Bruce Moore, Jr.	49	President — Outpatient Services Group
Jonathan B. Perlin, M.D.	48	President — Clinical Services Group and Chief Medical Officer
W. Paul Rutledge	54	President — Central Group
Joseph N. Steakley	54	Senior Vice President — Internal Audit Services
John M. Steele	53	Senior Vice President — Human Resources
Donald W. Stinnett	52	Senior Vice President and Controller
Beverly B. Wallace	58	President — Shared Services Group
Robert A. Waterman	55	Senior Vice President and General Counsel
Noel Brown Williams	53	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	59	Senior Vice President and Chief Ethics and Compliance Officer

Our Board of Directors consists of thirteen directors, who are each managers of Hercules Holding. The Amended and Restated Limited Liability Company Agreement of Hercules Holding requires that the members of Hercules Holding take all necessary action to ensure that the persons who serve as managers of Hercules Holding also serve on the Board of Directors of HCA. See Item 13, “Certain Relationships and Related Transactions.” In addition, Messrs. Bovender’s and Bracken’s employment agreements provide that they will continue to serve as members of our Board of Directors so long as they remain officers of HCA, with Mr. Bovender to serve as the Chairman through December 15, 2009. Because of these requirements, together with Hercules Holding’s ownership of 97.3% of our outstanding common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to the Board of Directors.

Jack O. Bovender, Jr. has served as our Chairman since January 2002. Mr. Bovender served as Chairman and Chief Executive Officer of the Company from January 2002 to January 2009 and President and Chief Executive Officer of the Company from January 2001 to December 2001. From August 1997 to January 2001, Mr. Bovender served as President and Chief Operating Officer of the Company. From April 1994 to August 1997, he was retired. Prior to his retirement, Mr. Bovender served as Chief Operating Officer of HCA-Hospital Corporation of America from 1992 until 1994. Prior to 1992, Mr. Bovender held several senior level positions with HCA-Hospital Corporation of America.

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

George A. Bitar has been a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the North America Region, and a Managing Director in Merrill Lynch Global Private Equity, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund since 1999. Mr. Bitar serves on the Board of Hertz Global Holdings, Inc., The Hertz Corporation, Advantage Sales and Marketing, Inc. and Aeolus Re Ltd.

Richard M. Bracken was appointed as our President and Chief Executive Officer in January 2009 and has served as a Director of the Company since 2002. Mr. Bracken was appointed Chief Operating Officer in July 2001 and served as President and Chief Operating Officer from January 2002 to January 2009. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995, Mr. Bracken served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

John P. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the health care, consumer products and business services industries. Mr. Connaughton currently serves as a director of Clear Channel Communications, Inc., M/C Communications (PriMed), CRC Health Group, Warner Chilcott, Ltd., Sungard Data Systems, Warner Music Group, AMC Theatres, Quintiles Transnational Corp. and The Boston Celtics.

Kenneth W. Freeman has been a member of the general partner of Kohlberg Kravis & Co. L.P. since 2007 and joined the firm as Managing Director in May 2005. From May 2004 to December 2004, Mr. Freeman was Chairman of Quest Diagnostics Incorporated, and from January 1996 to May 2004, he served as Chairman and Chief Executive Officer of Quest Diagnostics Incorporated. From May 1995 to December 1996, Mr. Freeman was President and Chief Executive Officer of Corning Clinical Laboratories, the predecessor company to Quest Diagnostics. Prior to that, he served in various general management and financial roles with Corning Incorporated. Mr. Freeman currently serves as a director of Accellent, Inc. and Masonite Corporation.

Thomas F. Frist III is a principal of Frist Capital LLC, a private investment vehicle for Mr. Frist and certain related persons and has held such position since 1998. Mr. Frist is also a general partner at Frisco Partners, another Frist family investment vehicle. Mr. Frist is the brother of William R. Frist, who also serves as a director.

William R. Frist is a principal of Frist Capital LLC, a private investment vehicle for Mr. Frist and certain related persons and has held such position since 2003. Mr. Frist is also a general partner at Frisco Partners, another Frist family investment vehicle. Mr. Frist is the brother of Thomas F. Frist, III, who also serves as a director.

Christopher R. Gordon is a Managing Director of Bain Capital Partners, LLC and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon currently serves as a director of Accellent, Inc. and CRC Health Corporation.

Michael W. Michelson has been a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 1996. Prior to that, he was a general partner of Kohlberg Kravis Roberts & Co. L.P. Mr. Michelson is also a director of Biomet, Inc. and Jazz Pharmaceuticals, Inc.

James C. Momtazee has been a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. L.P. since 2009. From 1996 to 2009, he was an executive of Kohlberg Kravis Roberts & Co. L.P. From 1994 to 1996, Mr. Momtazee was with Donaldson, Lufkin & Jenrette in its investment banking department. Mr. Momtazee is also a director of Accellent, Inc. and Jazz Pharmaceuticals, Inc.

Stephen G. Pagliuca is a Managing Director of Bain Capital Partners, LLC. Mr. Pagliuca is also a Managing Partner and an Owner of the Boston Celtics Basketball franchise. Mr. Pagliuca joined Bain & Company in 1982 and founded the Information Partners private equity fund for Bain Capital in 1989. He also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Mr. Pagliuca currently serves as a director of Burger King Holdings Inc., Gartner, Inc., Warner Chilcott, Ltd., Quintiles Transnational Corp. and M/C Communications.

Nathan C. Thorne has been a Senior Vice President of Merrill Lynch & Co., Inc., a subsidiary of Bank of America Corporation since February 2006, and President of Merrill Lynch Global Private Equity since 2002. Mr. Thorne joined Merrill Lynch in 1984.

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

Victor L. Campbell has served as Senior Vice President of the Company since February 1994. Prior to that time, Mr. Campbell served as HCA-Hospital Corporation of America’s Vice President for Investor, Corporate and Government Relations. Mr. Campbell joined HCA-Hospital Corporation of America in 1972. Mr. Campbell serves on the Board of the Nashville Health Care Council, as a member of the American Hospital Association’s President’s Forum, and on the Board and Executive Committee of the Federation of American Hospitals.

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

Donald W. Stinnett was appointed Senior Vice President and Controller in December 2008. Mr. Stinnett served as Chief Financial Officer — Eastern Group from October 2005 to December 2008 and Chief Financial Officer of the Far West Division from July 1999 to October 2005. Mr. Stinnett served as Chief Financial Officer and Vice President of Finance of Franciscan Health System of the Ohio Valley from 1995 until 1999, and served in various capacities with Franciscan Health System of Cincinnati and Providence Hospital in Cincinnati prior to that time.

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

Audit Committee Financial Expert

Our Audit and Compliance Committee is composed of Christopher J. Birosak, Thomas F. Frist III, Christopher R. Gordon and James C. Momtazee. In light of our status as a closely held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit and Compliance Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (the “NYSE”), the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee would be considered independent because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which owns 97.3% of our outstanding common stock, and other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than ten-percent shareholders to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC and us. We believe that during the 2008 fiscal year, all of our directors, executive officers and greater than ten-percent shareholders complied with the requirements of Section 16(a). This belief is based on our review of forms filed or written notice that no reports were required.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee (the “Committee”) of the Board of Directors is generally charged with the oversight of our executive compensation and rewards programs. The Committee is currently composed of John P. Connaughton, Michael W. Michelson and George A. Bitar. In 2008, the Committee also included Thomas F. Frist, Jr., M.D., and determinations with respect to 2008 compensation were made by such Committee. Responsibilities of the Committee include the review and approval of the following items:

•	Executive compensation strategy and philosophy;

•	Compensation arrangements for executive management;

•	Design and administration of the annual cash-based Senior Officer Performance Excellence Program (“PEP”);

•	Design and administration of our equity incentive plans;

•	Executive benefits and perquisites (including the HCA Restoration Plan and the Supplemental Executive Retirement Plan); and

•	Any other executive compensation or benefits related items deemed appropriate by the Committee.

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

The following executive compensation discussion and analysis describes the principles underlying our executive compensation policies and decisions as well as the material elements of compensation for our named executive officers. Our named executive officers for 2008 were:

•	Jack O. Bovender, Jr., Chairman of the Board and Chief Executive Officer;

•	Richard M. Bracken, President and Chief Operating Officer;

•	R. Milton Johnson, Executive Vice President and Chief Financial Officer;

•	Samuel N. Hazen, President — Western Group; and

•	Beverly B. Wallace, President — Shared Services Group.

Effective December 31, 2008, Mr. Bovender retired as Chief Executive Officer but retained the role of Chairman of the Board, and effective January 1, 2009, Mr. Bracken was appointed to serve as Chief Executive Officer and President of the Company.

As discussed in more detail below, the material elements and structure of the named executive officers’ compensation program for 2008 was negotiated and determined in connection with the Merger.

Compensation Philosophy and Objectives

The core philosophy of our executive compensation program is to support the Company’s primary objective of providing the highest quality health care to our patients while enhancing the long term value of the Company to our shareholders. Specifically, the Committee believes the most effective executive compensation program (for all executives, including named executive officers):

•	Reinforces HCA’s strategic initiatives;

•	Aligns the economic interests of our executives with those of our shareholders; and

•	Encourages attraction and long term retention of key contributors.

The Committee is committed to a strong, positive link between our objectives and our compensation and benefits practices.

Our compensation philosophy also allows for flexibility in establishing executive compensation based on an evaluation of information prepared by management or other advisors and other subjective and objective considerations deemed appropriate by the Committee. The Committee will also consider the recommendations of our Chief Executive Officer. This flexibility is important to ensure our compensation programs are competitive and that our compensation decisions appropriately reflect the unique contributions and characteristics of our executives.

Compensation Structure and Benchmarking

Our compensation program is heavily weighted towards performance-based compensation, reflecting our philosophy of increasing the long-term value of the Company and supporting strategic imperatives. Total direct compensation and other benefits consist of the following elements:

Total Direct Compensation	• Base Salary
• Annual Cash-Based Incentives (offered through our PEP)
• Long-Term Equity Incentives (in the form of Stock Options)

Other Benefits	• Retirement Plans
• Limited Perquisites and Other Personal Benefits
• Severance Benefits

The Committee does not support rigid adherence to benchmarks or compensatory formulas and strives to make compensation decisions which effectively support our compensation objectives and reflect the unique attributes of the Company and each executive. Our general practice, however, with respect to pay positioning, is that executive base salaries and annual incentive (PEP) target values should generally position total annual cash compensation between the median and 75th percentile of similarly-sized general industry companies. We utilize the general industry as our primary source for competitive pay levels because HCA is significantly larger than its industry peers. See the discussion of benchmarking below for further information. The named executive officers’ pay fell within the range noted above for jobs with equivalent market comparisons.

The cash compensation mix between salary and PEP is currently more weighted towards salary rather than PEP than competitive practice among our general industry peers would suggest. Over time, we intend to continue moving towards a mix of cash compensation that will place a greater emphasis on annual performance-based compensation.

Although we look at competitive long-term equity incentive award values in similarly-sized general industry companies when assessing the competitiveness of our compensation programs, we did not base our 2007 stock option grants on these levels since equity is structured differently in closely held companies than in publicly-traded companies. As is typical in similar situations, the Investors wanted to share a certain percentage of the equity with executives shortly after the consummation of the Merger and establish performance objectives and incentives up front in lieu of annual grants to ensure our executives’ long-term economic interests would be aligned with those of the Investors. This pool of equity was then further allocated based on the executives’ anticipated impact on, and potential for, driving Company strategy and performance. The resulting total direct pay mix is heavily weighted towards performance-based pay (PEP plus stock options) rather than fixed pay, which the Committee believes reflects the compensation philosophy and objectives discussed above. No additional long term equity incentives were granted to the named executive officers in 2008.

Compensation Process

While our 2008 named executive officer compensation was largely determined at the time of the Merger, the Committee ensures that executives’ pay levels are generally consistent with the compensation strategy described above, in part, by conducting annual assessments of competitive executive compensation. Management (but no named executive officer), in collaboration with the Committee’s independent consultant, Semler Brossy Consulting Group, LLC, collects and presents compensation data from similarly-sized general industry companies, based to the extent possible on comparable position matches and compensation components. The following nationally recognized survey sources were utilized in anticipation of establishing 2008 executive compensation:

			Number of
			Companies in
Survey	Revenue Scope (Median Revenue)		Sample

Towers Perrin Executive Compensation Database	Greater than $20B ($35.0B	)	58
Hewitt Total Compensation Measurement	$10B - $25B ($15.0B	)	68
Hewitt Total Compensation Measurement	Greater than $25B ($46.5B	)	36

These particular revenue scopes were selected because they were the closest approximations to HCA’s revenue size. Each survey that provided an appropriate position match and sufficient sample size to be used in the compensation review was weighted equally. For this purpose, the two Hewitt survey cuts were considered as one survey, and we used a weighted average of the two surveys (65% for the $10B — $25B cut and 35% for the Greater than $25B).

Data was also collected from health care providers within our industry including Community Health Systems, Inc., Health Management Associates, Inc., Kindred Healthcare, Inc., LifePoint Hospitals, Inc., Tenet Healthcare Corporation and Universal Health Services, Inc. These health care providers are used only as a secondary point of reference for industry practices since we are significantly larger than these companies. The data from this analysis did not affect named executive officer pay level decisions in 2008. Semler Brossy also performed a competitive pay analysis specific for the Chairman of the Board, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer to be utilized in setting 2009 compensation for Mr. Bovender, Mr. Bracken and Mr. Johnson. A custom proxy analysis was utilized, covering 150 selected companies in the S&P 500 (excluding the financial services sector). The following cuts of this database were used for market comparisons: (i) companies with $15 billion to $35 billion in revenues (52 companies) and (ii) companies in the broader health care sector (21 companies).

Consistent with our flexible compensation philosophy, the Committee is not required to approve compensation precisely reflecting the results of these surveys, and may also consider, among other factors (typically not reflected in these surveys): the requirements of the applicable employment agreements, the executive’s individual performance during the year, his or her projected role and responsibilities for the coming year, his or her actual and potential impact on the successful execution of Company strategy, recommendations from our chief executive officer and compensation consultants, an officer’s prior compensation, experience, and professional status, internal pay equity considerations, and employment market conditions and compensation practices within our peer group. The weighting of these and other relevant factors is determined on a case-by-case basis for each executive upon consideration of the relevant facts and circumstances.

Employment Agreements

In connection with the Merger, we entered into employment agreements with each of our named executive officers and certain other members of senior management to help ensure the retention of those executives critical to the future success of the Company. Among other things, these agreements set the executives’ compensation terms, their rights upon a termination of employment, and restrictive covenants around non-competition, non-solicitation, and confidentiality. These terms and conditions are further explained in the remaining portion of this Compensation Discussion and Analysis and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

In light of Mr. Bovender’s retirement from the position of Chief Executive Officer, effective December 31, 2008, and continuing service to the Company as executive Chairman until December 15, 2009, the Company entered into an Amended and Restated Employment Agreement with Mr. Bovender, effective December 31, 2008. The material amendments to Mr. Bovender’s prior employment agreement as set forth in the Amended and Restated Employment Agreement are described below under “Mr. Bovender’s Severance Benefits” and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

The Company also amended Mr. Bracken’s employment agreement, effective January 1, 2009, to reflect his appointment to the position of Chief Executive Officer and President.

Elements of Compensation

Base Salary

Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties. The threshold base salaries for our executives are set forth in their employment agreements. We did not increase named executive officer base salaries in 2008, other than an approximate 5.3% increase in Mr. Johnson’s base salary in order to better align his salary with market for his position as Chief Financial Officer based on general industry surveys. In light of Mr. Bovender’s retirement from the position of Chief Executive Officer and continuing role as Chairman and Mr. Bracken’s assumption of the responsibilities of Chief Executive Officer and President, Mr. Bovender’s base salary for 2009 was reduced to approximately $1.144 million for his Employment Term (as described further in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”), and Mr. Bracken’s 2009 base salary was increased to $1.325 million. Similarly, taking into consideration the additional responsibilities being assumed by the position of Executive Vice President and Chief Financial Officer and relevant market comparables, Mr. Johnson’s 2009 salary was set at $850,000, reflecting an increase of approximately 7.6%. In light of our goal of reducing the emphasis of base salary in our cash compensation mix, we do not intend to provide salary increases to any of our named executive officers in 2009, other than those described above.

Annual Incentive Compensation: PEP

The PEP is intended to reward named executive officers for annual financial performance, with the goals of providing high quality health care for our patients and increasing shareholder value. Each named executive officer in the Company’s 2008-2009 Senior Officer Performance Excellence Program (“2008-2009 PEP”) was assigned a 2008 annual award target expressed as a percentage of salary ranging from 66% to 126% (see individual targets in table below). In light of our goal to further emphasize performance-based pay, we increased the named executive officers’ PEP target opportunities by approximately 6% for 2008 in lieu of salary increases (with the exception of Mr. Johnson’s 2008 salary increase). These targets are intended to provide a meaningful incentive for executives to achieve or exceed performance goals.

The 2008-2009 PEP was designed to provide 100% of the target award for target performance, 50% of the target award for a minimum acceptable (threshold) level of performance, and a maximum of 200% of the target award for maximum performance, while no payments are made for performance below threshold levels. The Committee believes this payout curve is consistent with competitive practice. More importantly, it promotes and rewards continuous growth as performance goals have consistently been set at increasingly higher levels each year. Actual awards under the PEP are generally determined using the following two steps:

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

2. The actual award amount is determined based upon Company performance. In 2008, the PEP for all named executive officers, other than Mr. Hazen, incorporated one Company financial performance measure, EBITDA, defined in the 2008-2009 PEP as earnings before interest, taxes, depreciation, amortization, minority interest expense, gains or losses on sales of facilities, gains or losses on extinguishment of debt, asset or investment impairment charges, restructuring charges, and any other significant nonrecurring non-cash gains or charges (but excluding any expenses for share-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) with respect to any awards granted under the 2008-2009 PEP) (“EBITDA”). The Company EBITDA target for 2008 was $4.720 billion ($4.714 billion after adjustment) for the named executive officers. Mr. Hazen’s 2008 PEP, as the Western Group President, was based 50% on Company EBITDA and 50% on Western Group EBITDA (with a Western Group EBITDA target for 2008 of $2.328 billion) to ensure his accountability for his group’s results. The Committee chose to base annual incentives on EBITDA for a number of reasons:

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

These EBITDA targets should not be understood as management’s predictions of future performance or other guidance and investors should not apply these in any other context. Our 2008 threshold and maximum goals were set at approximately +/- 3.6% of the target goal to reflect likely performance volatility. EBITDA targets were linked to the Company’s short-term and long-term business objectives to ensure incentives are provided for appropriate annual growth and stretch performance.

Pursuant to the terms of the 2008-2009 PEP and the named executive officer employment agreements, the Committee exercised its ability to make adjustments to the Company’s 2008 EBITDA performance target for dispositions of facilities occurring during the 2008 fiscal year. The adjustments to the target resulted in a decrease of approximately $6 million.

The Committee intends to set the named executive officers’ 2009 target performance goals based on aggressive, yet realistic, expectations of Company performance ensuring successful execution of our plans in order to realize the most value from these awards. While we do not intend to disclose our 2009 PEP EBITDA target as an understanding of that target is not necessary for a fair understanding of the named executive officers’ compensation for 2008 and could result in competitive harm and market confusion, we consistently set targets that require an increase in EBITDA year over year to promote continuous growth consistent with our business plan.

Upon review of the Company’s 2008 financial performance, the Committee determined that Company EBITDA performance for the fiscal year ended December 31, 2008 fell below the target performance, but above threshold performance as set by the Compensation Committee; likewise, the EBITDA performance of the Western Group also exceeded threshold performance but was less than target performance. Accordingly, the 2008 PEP will be paid out as follows to the named executive officers (the actual 2008 PEP payout amounts are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table):

	2008 Target PEP	2008 Actual PEP Award
Named Executive Officer	(% of Salary)	(% of Salary)

Jack O. Bovender, Jr. (Chairman and CEO)	126%	85.9%
Richard M. Bracken (President and COO)	96%	65.5%
R. Milton Johnson (Executive Vice President and CFO)	66%	45.0%
Samuel N. Hazen (President, Western Group)	66%	44.5%
Beverly B. Wallace (President, Shared Services Group)	66%	45.0%

In 2008, the 2008-2009 PEP was approved by the Committee. Therefore, the 2009 PEP program will work under the same plan as in 2008. Each named executive officer in the Company’s 2008-2009 PEP was assigned a maximum 2009 annual award target expressed as a percentage of salary ranging from 72% to 132% which under the terms of the 2008-2009 PEP applies to the lesser of (a) the Named Executive Officer’s 2009 base salary, or (b) 125% of the Named Executive Officer’s 2008 base salary. The Committee has the discretion to reduce, but not increase, the 2009 Threshold, Target and Maximum percentages as set forth in the 2008-2009 PEP. Mr. Bovender’s 2009 PEP target or Annual Bonus is set forth in his Amended and Restated Employment Agreement, effective December 31, 2008, as described in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Mr. Bovender’s Employment Agreement”. The Committee set Mr. Bracken’s 2009 target percentage at 130% of his 2009 base salary in connection with his appointment as Chief Executive Officer and President and amended the 2008-2009 PEP to set Mr. Johnson’s 2009 target percentage at 80% of his 2009 base salary in light of the additional responsibilities assumed by the position of Executive Vice President and Chief Financial Officer. The Committee anticipates that the 2009 PEP target percentage will remain at 66% of base salary for Mr. Hazen and Ms. Wallace, respectively. The Committee also has the ability to supplement the financial metrics and weightings with additional measures other than EBITDA including: (a) operating income, profit or efficiencies; (b) return on equity, assets, capital, capital employed or investment; (c) after-tax operating income; (d) net income; (e) earnings or book value per share; (f) cash flow(s); (g) stock price or total shareholder return; (h) debt reduction; (i) strategic business objectives, consisting of one or more objectives based on meeting specified cost targets, business expansion goals and goals relating to acquisitions or divestitures; or (j) any combination thereof.

Long-Term Equity Incentive Awards: Options

In connection with the Merger, the Board of Directors approved and adopted the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”). The purpose of the 2006 Plan is to:

•	Promote our long term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and abilities to enable them to make substantial contributions to the success of our business;

•	Motivate management personnel by means of growth-related incentives to achieve long range goals; and

•	Further the alignment of interests of participants with those of our shareholders through opportunities for increased stock or stock-based ownership in the Company.

In January 2007, pursuant to the terms of the named executive officers’ respective employment agreements, the Committee approved long-term stock option grants to our named executive officers under the 2006 Plan consisting solely of a one-time, multi-year stock option grant in lieu of annual long-term equity incentive award grants (“New Options”). In addition to the New Options granted in 2007, the Company committed to grant the named executive officers 2x Time Options in their respective employment agreements, as described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The Committee believes that stock options are the most effective long-term vehicle to directly align the interests of executives with those of our shareholders by motivating performance that results in the long-term appreciation of the Company’s value, since they only provide value to the executive if the value of the Company increases. As is typical in leveraged buyout situations, the Committee determined that granting all of the stock options (except the 2x Time Options) up front rather than annually was appropriate to aid in retaining key leaders critical to the Company’s success over the next several years and, coupled with the executives’ significant personal investments in connection with the Merger, provide an equity incentive and stake in the Company that directly aligns the long-term economic interests of the executives with those of the Investors.

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

The EBITDA-based performance vested options are intended to motivate sustained improvement in long-term performance. Consistent with this goal, the EBITDA-based performance vested options granted in 2007 are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if certain annual EBITDA performance targets are achieved. These EBITDA performance targets were established at the time of the Merger and can be adjusted by the Board of Directors in consultation with the Chief Executive Officer as described below. We chose EBITDA (defined in the award agreements as earnings before interest, taxes, depreciation, amortization, minority interest expense, gains or losses on sales of facilities, gains or losses on extinguishment of debt, asset or investment impairment charges, restructuring charges, and any other significant nonrecurring non-cash gains or charges (but excluding any expenses for share-based compensation under SFAS 123(R) with respect to any awards granted under the 2006 Plan) as the performance metric since it is a key driver of our valuation and for other reasons as described above in the “Annual Incentive Compensation: PEP” section of this Compensation Discussion and Analysis. Due to the number of events that can occur within our industry in any given year that are beyond the control of management but may significantly impact our financial performance (e.g., health care regulations, industry-wide significant fluctuations in volume, etc.), we have incorporated “catch-up” vesting provisions. The EBITDA-based performance vested options may vest and become exercisable on a “catch up” basis, such that, options that were eligible to vest but failed to vest due to our failure to achieve prior EBITDA targets will vest if at the end of any subsequent year or at the end of fiscal year 2012, the cumulative total EBITDA earned in all prior years exceeds the cumulative EBITDA target at the end of such fiscal year.

As discussed above, we do not intend to disclose the 2009-2011 EBITDA performance targets as they reflect competitive, sensitive information regarding our budget. However, we deliberately set our targets at increasingly higher levels. Thus, while designed to be attainable, target performance levels for these years require strong, improving performance and execution, which in our view, provides an incentive firmly aligned with shareholder interests.

As with the EBITDA targets under our 2008-2009 PEP, pursuant to the terms of the 2006 Plan and the Stock Option Agreements governing the 2007 grants, the Board of Directors, in consultation with our Chief Executive Officer, has the ability to adjust the established EBITDA targets for significant events, changes in accounting rules and other customary adjustment events. We believe these adjustments may be necessary in order to effectuate the intents and purposes of our compensation plans and to avoid unintended consequences that are inconsistent with these intents and purposes. The Board of Directors exercised its ability to make adjustments to the Company’s 2008-2011 EBITDA performance targets (including cumulative EBITDA targets) for facility dispositions and acquisitions and accounting changes occurring during the 2008 fiscal year.

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

Upon review of the Company’s 2008 financial performance, the Committee determined that the Company achieved the 2008 EBITDA performance target of $4.603 billion ($4.592 billion after adjustment) under the New Option awards; therefore, pursuant to the terms of the 2007 Stock Option Agreements, 20% of each named executive officer’s EBITDA-based performance vested options vested as of December 31, 2008. Further, 20% of each named executive officer’s time vested options vested on the second anniversary of their grant date, January 30, 2009. No portion of the options that vest based on Investor Return vested as of the end of the 2008 fiscal year; however, such options remain subject to the “catch up” vesting provisions described above.

For additional information concerning the options awarded in 2007, see the Grants of Plan-Based Awards Table.

As discussed above, except in the cases of promotions or new hires, the Committee does not intend to award additional stock options to our named executive officers (other than the 2x Time Options the Company committed to grant the named executive officers in their respective employment agreements, as described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”). Grants made in connection with promotions and new hires will be formally approved by the Committee. The exercise price of grants made in connection with promotions and new hires will be based on the quarterly fair market value as determined reasonably and in good faith by the Board of Directors after consultation with the Chief Executive Officer and other advisors. We anticipate that any option grants approved under the 2006 Plan in 2009 (other than the 2x Time Options) will be structured identical to those granted in 2007 except that the options will vest over a three year period rather than a five year period, with the time vested options vesting and becoming exercisable in equal increments of approximately 33% on each of the first three anniversaries of the grant date, the EBITDA-based performance vested options being eligible to vest and become exercisable in equal increments of approximately 33% at the end of fiscal years 2009, 2010 and 2011 if the applicable EBITDA performance targets are achieved (with the same “catch up” provision as described above), and the options that vest based on investment return to the Sponsors vesting and becoming exercisable with respect to approximately 16.67% of the common stock subject to such options at the end of fiscal years 2009, 2010 and 2011 if the Investor Return (as defined above) is at least equal to two times the price paid to shareholders in the Merger (or $102.00), and with respect to an additional approximately 16.67% at the end of fiscal years 2009, 2010 and 2011 if the Investor Return is at least equal to two-and-a-half times the price paid to shareholders in the Merger (or $127.50) (provided that the investor return options granted in 2009 may also become vested and exercisable on a “catch up” basis if the relevant Investor Return is achieved prior to the eighth anniversary of the grant date).

Ownership Guidelines

While we have maintained stock ownership guidelines in the past, as a non-listed company, we no longer have a policy regarding stock ownership guidelines. However, we do believe equity ownership aligns our executive officers’ interests with those of the Investors. Accordingly, all of our named executive officers were required to rollover at least half their pre-Merger equity and, therefore, maintain significant stock ownership in the Company. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Retirement Plans

At the beginning of 2008, we maintained two qualified retirement plans, the HCA 401(k) Plan and the HCA Retirement Plan, to aid in retention and to assist employees in providing for their retirement. As of April 1, 2008, the HCA Retirement Plan merged into the HCA 401(k) Plan resulting in one qualified retirement plan. Generally all employees who have completed the required service are eligible to participate in the HCA 401(k) Plan. Each of our named executive officers participates in the plan. For additional information on these plans, including amounts contributed by HCA in 2008 to the named executive officers, see the Summary Compensation Table and related footnotes and narratives and “Pension Benefits.”

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

The Restoration Plan provides a benefit to replace a portion of the contributions lost in the HCA 401(k) Plan due to certain IRS limitations. Effective January 1, 2008, participants in the SERP (described below) are no longer eligible for Restoration Plan contributions; however, the hypothetical accounts maintained for each named executive officer as of January 1, 2008 will continue to be maintained and will be increased or decreased with investment earnings based on the actual investment return. For additional information concerning the Restoration Plan, see “Nonqualified Deferred Compensation.”

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

Personal Benefits

Our executive officers receive limited, if any, benefits outside of those offered to our other employees. Generally, we provide these benefits to increase travel and work efficiencies and allow for more productive use of the executive’s time. Mr. Bovender and Mr. Bracken are permitted to use the Company aircraft for personal trips, subject to the aircraft’s availability. Other named executive officers may have their spouses accompany them on business trips taken on the Company aircraft, subject to seat availability. In addition, there are times when it is appropriate for an executive’s spouse to attend events related to our business. On those occasions, we will pay for the travel expenses of the executive’s spouse. We will, on an as needed basis, provide mobile telephones and personal digital assistants to our employees and certain of our executive officers have obtained such devices through us. The value of these personal benefits, if any, is included in the executive officer’s income for tax purposes and, in certain limited circumstances, the additional income attributed to an executive officer as a result of one or more of these benefits will be grossed up to cover the taxes due on that income. Except as otherwise discussed herein, other welfare and employee-benefit programs are the same for all of our eligible employees, including our executive officers. For additional information, see footnote (6) to the Summary Compensation Table.

Severance and Change in Control Benefits

As noted above, all of our named executive officers have entered into employment agreements, which provide, among other things, each executive’s rights upon a termination of employment in exchange for non-competition, non-solicitation, and confidentiality covenants. We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. These benefits should reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. We also believe that these types of agreements are appropriate and customary in situations such as the Merger wherein the executives have made significant personal investments in the Company and that investment is generally illiquid for a significant period of time. Finally, we believe formalized severance arrangements are common benefits offered by employers competing for similar senior executive talent.

Severance Benefits for Named Executive Officers (other than Chairman)

If employment is terminated by the Company without “cause” or by the executive for “good reason” (whether or not the termination was in connection with a change-in-control), the executive would be entitled to “accrued rights” (Cause, good reason and accrued rights are as defined in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”) plus:

•	Subject to restrictive covenants and the signing of a general release of claims, an amount equal to two times for Mr. Hazen and Ms. Wallace and three times in the case of Messrs. Bracken and Johnson the sum of base salary plus PEP paid or payable in respect of the fiscal year immediately preceding the fiscal year in which termination occurs, payable over a two year period;

•	Pro-rata bonus; and

•	Continued coverage under our group health plans during the period over which the cash severance is paid.

Additionally, unvested options will be forfeited; however, vested New Options will remain exercisable until the first anniversary of the termination of the executive’s employment.

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

Mr. Bovender’s Severance Benefits

In light of his long-term service to the Company and his retirement from the position of Chief Executive Officer, the Company entered into an Amended and Restated Employment Agreement with Mr. Bovender, effective December 31, 2008 (the “Amended Employment Agreement”). Mr. Bovender’s Amended Employment Agreement provides, effective as of the expiration of the Employment Term (as defined in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”) or Mr. Bovender’s sooner voluntary termination for any reason (including by reason of death or disability, but other than for “good reason”), that Mr. Bovender would be entitled to receive the “accrued rights” as described above for the other named executive officers. Mr. Bovender would also be entitled to receive a pro rata portion of his bonus under the 2008-2009 PEP based on the Company’s actual results for 2009 (“Mr. Bovender’s Prorated Bonus”). Additionally, in the event Mr. Bovender’s Additional Bonus (as defined in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements”) has not been earned as of the termination date, the Committee will consider in good faith whether or not all or a portion of Mr. Bovender’s Additional Bonus will be included as part of Mr. Bovender’s Prorated Bonus. The same severance applies regardless of whether the termination was in connection with a change in control of the Company. Mr. Bovender would also be entitled to continued coverage under the Company’s group health plans for Mr. Bovender and his wife until age 65, reimbursement of any unreimbursed business expenses properly incurred and such employee benefits, if any, as to which Mr. Bovender would be entitled under the Company’s employee benefit plans.

The Amended Employment Agreement also provides that, effective as of the expiration of the Employment Term or Mr. Bovender’s sooner voluntary termination for any reason (including by reason of death or disability, but other than for “good reason”), (i) neither Mr. Bovender nor the Company shall have any put or call rights with respect to Mr. Bovender’s New Options or stock acquired upon the exercise of any such options; (ii) Mr. Bovender’s “rollover” stock options will remain exercisable as if Mr. Bovender’s employment terminated by reason of “retirement” in accordance with the terms of the applicable equity plans and award agreements; (iii) the unvested New Options (including any issued 2x Time Options) held by Mr. Bovender that vest solely based on the passage of time will vest as if Mr. Bovender’s employment had continued through the next three anniversaries of their date of grant (it being understood that any 2x Time Options issued after Mr. Bovender’s termination or retirement shall also continue to vest through the remainder of the extended vesting period); (iv) the unvested New Options held by Mr. Bovender that are EBITDA performance options will remain outstanding and will vest, if at all, on the next four dates that they would have otherwise vested had Mr. Bovender’s employment continued, based upon the extent to which performance goals are met; (v) the unvested New Options held by Mr. Bovender that are “Investor Return” performance options will remain outstanding and will vest, if at all, on the dates that they would have otherwise vested had Mr. Bovender’s employment continued through the expiration of such options, based upon the extent to which performance goals are met; and (vi) Mr. Bovender’s New Options will remain exercisable until the second anniversary of the last date on which his EBITDA performance options are eligible to vest (which is December 31, 2014), except that (a) Mr. Bovender’s 2x Time Options will remain exercisable until the fifth anniversary of the last date on which his EBITDA performance options are eligible to vest (which is December 31, 2017), and (b) Mr. Bovender’s “Investor Return” performance options will remain exercisable until the expiration of such options.

If Mr. Bovender’s employment is terminated by the Company without “cause” or by Mr. Bovender for “good reason” (whether or not the termination was in connection with a change-in-control), Mr. Bovender would be entitled to receive the benefits described above and, subject to the delivery of a customary release and continued compliance with the noncompetition, nonsolicitation and confidentiality restrictions in the Amended Employment Agreement, an amount (if any) equal to Mr. Bovender’s base salary that would have been otherwise payable through the end of the Employment Term.

If Mr. Bovender’s employment is terminated by the Company for “cause,” Mr. Bovender shall be entitled to receive the amounts and benefits described in the first paragraph of this section, except that Mr. Bovender shall not be entitled to receive Mr. Bovender’s Prorated Bonus and shall not be entitled to any other benefits described above. Mr. Bovender’s vested New Options will, upon such event, remain exercisable until the first anniversary of the termination of Mr. Bovender’s employment.

Change in Control Benefits

Pursuant to the Stock Option Agreements governing the New Options granted in 2007 under the 2006 Plan, upon a Change in Control of the Company (as defined below), all unvested time vesting New Options (that have not otherwise terminated or become exercisable) shall become immediately exercisable. Performance options that vest subject to the achievement of EBITDA targets will become exercisable upon a Change in Control of the Company if: (i) prior to the date of the occurrence of such event, all EBITDA targets have been achieved for years ending prior to such date; (ii) on the date of the occurrence of such event, the Company’s actual cumulative total EBITDA earned in all years occurring after the performance option grant date, and ending on the date of the Change in Control, exceeds the cumulative total of all EBITDA targets in effect for those same years; or (iii) the Investor Return is at least two-and-a-half times the price paid to the shareholders in the Merger (or $127.50). For purposes of the vesting provision set forth in clause (ii) above, the EBITDA target for the year in which the Change in Control occurs shall be equitably adjusted by the Board of Directors in good faith in consultation with the chief executive officer (which adjustment shall take into account the time during such year at which the Change in Control occurs). Performance vesting options that vest based on the investment return to the Sponsors will only vest upon the occurrence of a Change in Control if, as a result of such event, the applicable Investor Return (i.e., at least two times the price paid to the shareholders in the Merger for half of these options and at least two-and-one-half times the price paid to the shareholders in the Merger for the other half of these options) is also achieved in such transaction (if not previously achieved). “Change in Control” means in one or more of a series of transactions (i) the transfer or sale of all or substantially all of the assets of the Company (or any direct or indirect parent of the Company) to an Unaffiliated Person (as defined below); (ii) a merger, consolidation, recapitalization or reorganization of the Company (or any direct or indirect parent of the Company) with or into another Unaffiliated Person, or a transfer or sale of the voting stock of the Company (or any direct or indirect parent of the Company), an Investor, or any affiliate of any of the Investors to an Unaffiliated Person, in any such event that results in more than 50% of the common stock of the Company (or any direct or indirect parent of the Company) or the resulting company being held by an Unaffiliated Person; or (iii) a merger, consolidation, recapitalization or reorganization of the Company (or any direct or indirect parent of the Company) with or into another Unaffiliated Person, or a transfer or sale by the Company (or any direct or indirect parent of the Company), an Investor or any affiliate of any of the Investors, in any such event after which the Investors and their affiliates (x) collectively own less than 15% of the Common Stock of and (y) collectively have the ability to appoint less than 50% of the directors to the Board (or any resulting company after a merger). For purposes of this definition, the term “Unaffiliated Person” means a person or group who is not an Investor, an affiliate of any of the Investors or an entity in which any Investor holds, directly or indirectly, a majority of the economic interest in such entity.

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

Tax and Accounting Implications

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended; and the Company became subject to Section 162(m) of the Internal Revenue Code, as amended (the “Code”) for fiscal year 2008 and beyond, so long as the Company’s stock remains registered with the SEC. The Committee considers the impact of Section 162(m) in the design of its compensation strategies. Under Section 162(m), compensation paid to executive officers in excess of $1,000,000 cannot be taken by us as a tax deduction unless the compensation qualifies as performance-based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stakeholders.

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

John P. Connaughton, Chairperson
Michael W. Michelson
George A. Bitar

Summary Compensation Table

The following table sets forth information regarding the compensation earned by the Chief Executive Officer, the Chief Financial Officer and our other three most highly compensated executive officers during 2008.

						Changes in
						Pension
					Non-Equity	Value and
			Restricted		Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
		Salary	Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Positions	Year	($)(1)	($)(2)	($)(3)	($)(4)	Earnings ($)(5)	($)(6)	Total ($)

Jack O. Bovender, Jr.	2008	$1,620,228	—	$5,189,950	$1,391,886	$3,926,217	$45,321	$12,173,602
Chairman and	2007	$1,620,228	—	$1,165,087	$3,888,547	—	$197,092	$6,870,954
Chief Executive Officer	2006	$1,535,137	$6,393,996	$6,714,520	$1,944,274	$10,715,751	$1,013,576	$28,317,254
Richard M. Bracken	2008	$1,060,872	—	$1,112,136	$694,370	$1,740,620	$31,781	$4,639,779
President, Chief	2007	$1,060,872	—	$1,019,458	$1,909,570	$590,370	$142,932	$4,723,202
Operating Officer, Director	2006	$952,420	$2,937,283	$2,966,787	$954,785	$4,912,088	$514,772	$13,238,135
R. Milton Johnson	2008	$786,698	—	$794,388	$355,491	$1,871,790	$38,769	$3,847,136
Executive Vice President	2007	$750,379	—	$728,189	$900,455	$509,442	$82,462	$2,970,927
and Chief Financial Officer	2006	$655,016	$1,820,053	$1,787,629	$450,227	$1,848,700	$295,160	$6,856,785
Samuel N. Hazen	2008	$788,672	—	$508,404	$350,807	$810,462	$15,651	$2,473,996
President —	2007	$788,672	—	$466,037	$830,779	$258,787	$84,767	$2,429,042
Western Group	2006	$688,438	$1,812,299	$1,787,629	$473,203	$1,828,748	$329,324	$6,919,641
Beverly B. Wallace	2008	$700,000	—	$444,852	$314,992	$2,080,836	$15,651	$3,556,331
President — Shared Services Group	2007	$700,000	—	$407,781	$840,000	$676,111	$75,013	$2,698,905

(1)	Salary amounts for 2006 do not include the value of restricted stock awards granted pursuant to the HCA Inc. Amended and Restated Management Stock Purchase Plan, which was terminated upon consummation of the Merger, (the “MSPP”) in lieu of a portion of annual salary. Such awards are included in the “Restricted Stock Awards” column. The 2006 base salary for each of Messrs. Bovender, Bracken, Johnson and Hazen, were $1,615,662, $1,057,882, $748,265 and $786,450, respectively.

(2)	Restricted Stock Awards for 2006 include all compensation expense recognized in our financial statements in 2006 in accordance with SFAS 123(R) with respect to restricted shares awarded to the named executive officers, including restricted shares awarded pursuant to the HCA 2005 Equity Incentive Plan (the “2005 Plan”) and predecessor plans, and restricted shares awarded pursuant to the MSPP. As a result of the Merger, all outstanding restricted shares vested and therefore all compensation expense with respect to restricted shares was recognized in 2006 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

(3)	Option Awards for 2007 and 2008 include the compensation expense recognized in our financial statements for fiscal years 2007 and 2008, respectively, in accordance with SFAS 123(R) with respect to New Options to purchase shares of our common stock awarded to the named executive officers in fiscal year 2007 under the

2006 Plan. Pursuant to the terms of his Amended and Restated Employment Agreement with the Company, all remaining compensation expense with respect to the options granted to Mr. Bovender in fiscal year 2007 under the 2006 Plan was recognized in 2008 in accordance with SFAS 123(R). See Note 3 to our consolidated financial statements.

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

(4)	Non-Equity Incentive Plan Compensation for 2008 reflects amounts earned for the year ended December 31, 2008 under the 2008-2009 PEP, which amounts will be paid in the first quarter of 2009 pursuant to the terms of the 2008-2009 PEP. For 2008, the Company did not achieve its target performance level, but exceeded its threshold performance level, as adjusted, with respect to the Company’s EBITDA; therefore, pursuant to the terms of the 2008-2009 PEP, 2008 awards under the 2008-2009 PEP will be paid out to the named executive officers at approximately 68.2% of each such officer’s respective target amount, with the exception of Mr. Hazen, whose award will be paid out at approximately 67.4% of his target amount, due to the 50% of his PEP based on the Western Group EBITDA, which also exceeded the threshold performance level but did not reach the target performance level.

Non-Equity Incentive Plan Compensation for 2007 reflects amounts earned for the year ended December 31, 2007 under the 2007 PEP, which amounts will be paid in the first quarter of 2008 pursuant to the terms of the 2007 PEP. For 2007, the Company exceeded its maximum performance level, as adjusted, with respect to the Company’s EBITDA; therefore, pursuant to the terms of the 2007 PEP, awards under the 2007 PEP were paid out to the named executive officers, at the maximum level of 200% of their respective target amounts, with the exception of Mr. Hazen, whose award was paid out at 175.6% of the target amount, due to the 50% of his PEP based on the Western Group EBITDA, which exceeded the target but did not reach the maximum performance level.

Non-Equity Incentive Plan Compensation for 2006 reflects amounts paid under the 2006 PEP in November 2006, which amounts became due and payable to certain of our executive officers, including the named executive officers, as a result of the change in control of the Company upon consummation of the Merger.

(5)	All amounts for 2008 are attributable to changes in value of the SERP benefits. Assumptions used to calculate these figures are provided under the table titled “Pension Benefits.” The changes in the SERP benefit value during 2008 were impacted mainly by: (i) the passage of time which reflects another year of pay and service plus actual investment return, (ii) the discount rate changing from 6.00% to 6.25%, which resulted in a decrease in the value and (iii) the opportunity for participants to change their benefit election before 2009 for terminations and retirements occurring after 2008. Mr. Bovender elected to change his benefit payment from an annuity to a lump sum. The impact of these events on the SERP benefit values was:

	Bovender	Bracken	Johnson	Hazen	Wallace

Passage of Time	$1,432,831	$2,142,217	$2,100,290	$1,037,631	$2,301,107
Discount Rate Change	$(467,374)	$(401,597)	$(228,500)	$(227,169)	$(220,271)
Change in Election	$2,960,760	—	—	—	—

All amounts for 2007 are attributable to changes in value of the SERP benefits. Assumptions used to calculate these figures are provided under the table titled “Pension Benefits.” The changes in the SERP benefit value during 2007 were impacted mainly by: (i) the passage of time which reflects another year of pay and service, (ii) the discount rate changing from 5.75% to 6.00%, which resulted in a decrease in the value and (iii) the use of the named executive officers’ actual elections compared to 2006 when benefits were valued assuming a 50% probability of electing a lump sum and a 50% probability of electing an annuity. All named executive officers elected a lump sum payment at retirement, with the exception of Mr. Bovender, who elected an annuity. The impact of these events on the SERP benefit values was:

	Bovender	Bracken	Johnson	Hazen	Wallace

Passage of Time	$(966,974)	$399,630	$510,118	$266,066	$549,404
Discount Rate Change	$(542,195)	$(351,603)	$(145,992)	$(186,325)	$(165,945)
Actual Election	$(1,322,788)	$542,343	$145,315	$179,046	$292,652

All amounts for 2006 are attributable to increases in value to the SERP benefits. In addition to the assumptions set forth under the table titled “Pension Benefits,” for the purposes of calculating the 2006 figures, benefits are valued assuming a 50% probability of electing a lump sum and a 50% probability of electing an annuity. Messrs. Bovender’s, Bracken’s Johnson’s and Hazen’s SERP benefit value increased in 2006 by $4,185,617, $1,272,074, $299,972, and $287,717, respectively, as a result of the passage of time. In 2006, their SERP benefit value further increased due to three special, one-time events: (i) the payments made under the 2006 Senior Officer PEP in November 2006 described in footnote (4) to the Summary Compensation Table, which had the effect of increasing the named executive officers’ current final average earnings; (ii) the Merger constituted a change in control under the terms of the SERP, which triggered a decrease in the normal retirement age under the SERP from age 65 (or 62 with 10 years of service) to age 60; and (iii) the Committee approved the amendment of the SERP to include a lump sum payment provision and to revise certain actuarial factors. The impact of these events on the SERP benefit values was:

	Bovender	Bracken	Johnson	Hazen

Timing of PEP payment	$2,593,533	$732,167	$293,215	$263,193
Change to retirement age	$1,250,090	$1,535,685	$576,907	$620,300
Lump sum provision and actuarial factors	$2,686,511	$1,372,162	$678,606	$657,538

(6)	2008 Amounts consist of:

•	Company contributions to our Retirement Plan and matching Company contributions to our 401(k) Plan as set forth below.

	Bovender	Bracken	Johnson	Hazen	Wallace

HCA Retirement Plan	$3,163	$3,163	$3,163	$3,163	$3,163
HCA 401(k) matching contribution	$12,488	$12,488	$12,488	$12,488	$12,488
HCA Restoration Plan	—	—	—	—	—

Effective January 1, 2008, participants in the SERP are no longer eligible for Restoration Plan contributions.

•	Personal use of corporate aircraft. In 2008, Messrs. Bovender, Bracken and Johnson were allowed personal use of Company aircraft with an estimated incremental cost of $28,913, $15,233 and $4,546, respectively, to the Company. Mr. Hazen and Ms. Wallace did not have any personal travel on Company aircraft in 2008. We calculate the aggregate incremental cost of the personal use of Company aircraft based on a methodology that includes the average aggregate cost, on a per nautical mile basis, of variable expenses incurred in connection with personal plane usage, including trip-related maintenance, landing fees, fuel, crew hotels and meals, on-board catering, trip-related hangar and parking costs and other variable costs. Because our aircraft are used primarily for business travel, our incremental cost methodology does not include fixed costs of owning and operating aircraft that do not change based on usage. We grossed up the income attributed to Messrs. Bovender and Bracken with respect to certain trips on Company aircraft. The additional income attributed to them as a result of gross ups was $588 and $599, respectively. In addition, we will pay the expenses of our executives’ spouses associated with travel to and/or attendance at business related events at which spouse attendance is appropriate. We paid approximately $107, $189 and $13,660 for travel and/or other expenses incurred by Messrs. Bovender’s, Bracken’s and Johnson’s wives, respectively, for such business related events, and additional income of $62, $109 and $4,912 was attributed to Messrs. Bovender, Bracken and Johnson, respectively, as a result of the gross up on such amounts.

2007 Amounts consist of:

•	Company contributions to our Retirement Plan, matching Company contributions to our 401(k) Plan and Company accruals for our Restoration Plan as set forth below.

	Bovender	Bracken	Johnson	Hazen	Wallace

HCA Retirement Plan	$19,388	$19,388	$19,388	$19,388	$19,388
HCA 401(k) matching contribution	$2,250	$3,375	$3,375	$3,375	$3,375
HCA Restoration Plan	$153,475	$91,946	$57,792	$62,004	$52,250

•	Personal use of corporate aircraft. In 2007, Messrs. Bovender and Bracken were allowed personal use of Company aircraft with an estimated incremental cost of $21,350 and $26,895, respectively, to the Company, calculated as described above. Mr. Hazen and Ms. Wallace did not have any personal travel on Company’s aircraft in 2007. We grossed up the income attributed to Messrs. Bovender and Bracken with respect to certain trips on Company aircraft. The additional income attributed to them as a result of gross ups was $629 and $863, respectively. In addition, we will pay the travel expenses of our executives’ spouses associated with travel to business related events at which spouse attendance is appropriate. We paid approximately $342 for travel by Mr. Bracken’s wife on a commercial airline and related expenses for such an event, and additional income of $123 was attributed to Mr. Bracken as a result of the gross up on such amount.

2006 Amounts consist of:

•	The cash payment received as a result of the deemed purchase under the MSPP. Salary amounts withheld on behalf of the participants in the MSPP through the closing date of the Merger were deemed to have been used to purchase shares of our common stock under the terms of the MSPP, using the closing date of the Merger as the last date of the applicable offering period, and then converted into the right to receive a cash payment equal to the number of shares deemed purchased under the MSPP multiplied by $51.00. Salary amounts were refunded to the participants, and they also received a cash payment equal to the difference between $51.00 and the deemed purchase price, multiplied by the number of shares the participant was deemed to have purchased. Messrs. Bovender, Bracken, Johnson and Hazen received cash payments of $20,860, $27,326, $24,157 and $25,379, respectively.

•	Company contributions to our Retirement Plan, matching Company contributions to our 401(k) Plan and Company accruals for our Restoration Plan in 2006 as set forth below.

	Bovender	Bracken	Johnson	Hazen

HCA Retirement Plan	$19,019	$19,019	$19,019	$19,019
HCA 401(k) matching contribution	$3,125	$3,300	$3,300	$3,300
HCA Restoration Plan	$856,424	$409,933	$212,109	$247,060

•	Dividends on restricted shares. On March 1, 2006, June 1, 2006 and September 1, 2006, we paid dividends of $0.15 per share, $0.17 per share and $0.17 per share, respectively, for each issued and outstanding share of common stock of HCA, including restricted shares. Messrs. Bovender, Bracken, Johnson and Hazen received aggregate dividends of $82,525, $42,030, $25,267 and $27,754, respectively, in 2006 in respect of restricted shares held by them.

•	Personal use of corporate aircraft. In 2006, each of Messrs. Bovender, Bracken, Johnson and Hazen were allowed personal use of Company aircraft with estimated incremental cost of approximately $30,336, $12,173, $11,308 and $6,812, respectively, to the Company, calculated as described above. We grossed up the income attributed to Messrs. Bovender and Bracken with respect to certain trips on Company aircraft. The additional income attributed to them as a result of gross ups was $1,287 and $522, respectively. In addition, we will pay the travel expenses of our executives’ spouses associated with travel to business related events at which spouse attendance is appropriate. We paid approximately $469 for travel by Mr. Bracken’s wife on a commercial airline for such an event.

Grants of Plan-Based Awards

The following table provides information with respect to awards made under our 2008-2009 PEP during the 2008 fiscal year.

								All Other
								Option
		Estimated Possible Payouts			Estimated Possible Payouts			Awards:	Exercise or
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Base Price	Grant Date
		Plan Awards ($)(1)			Plan Awards (#)			Securities	of Option	Fair Value
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	Awards	of Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	Options	($/sh)	Awards

Jack O. Bovender, Jr.	N/A	$1,020,744	$2,041,487	$4,082,975	—	—	—	—	—	—
Richard M. Bracken	N/A	$509,219	$1,018,437	$2,036,874	—	—	—	—	—	—
R. Milton Johnson	N/A	$260,705	$521,410	$1,042,820	—	—	—	—	—	—
Samuel N. Hazen	N/A	$260,262	$520,524	$1,041,047	—	—	—	—	—	—
Beverly B. Wallace	N/A	$231,000	$462,000	$924,000	—	—	—	—	—	—

(1)	Non-equity incentive awards granted to each of the named executive officers pursuant to our 2008-2009 PEP for the 2008 fiscal year, as described in more detail under “Compensation Discussion and Analysis — Annual Incentive Compensation: PEP.” The amounts shown in the “Threshold” column reflect the threshold payment, which is 50% of the amount shown in the “Target” column. The amount shown in the “Maximum” column is 200% of the target amount. These amounts are based on the individual’s salary and position as of the date the 2008-2009 Senior Officer PEP was approved by the Compensation Committee. Pursuant to the terms of the 2008-2009 PEP, awards have already been determined and will be paid out to the named executive officers at approximately 68.2% of each such officer’s respective target amount, with the exception of Mr. Hazen, whose award vested and will be paid out at approximately 67.4% of the target amount. Messrs. Bovender, Bracken, Johnson and Hazen and Ms. Wallace will receive $1,391,886, $694,370, $355,491, $350,807 and $314,992, respectively, under the 2008-2009 Senior Officer PEP for the 2008 fiscal year; such amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Total Compensation

In 2008 and 2007, total direct compensation, as described in the Summary Compensation Table, consisted primarily of base salary, annual PEP awards payable in cash, and, in 2007, long term stock option grants designed to be one-time grants to cover at least five years of service. This mix was intended to reflect our philosophy that a significant portion of an executive’s compensation should be equity-linked and/or tied to our operating performance. In addition, we provided an opportunity for executives to participate in two supplemental retirement plans; however, effective January 1, 2008, participants in the SERP are no longer eligible for Restoration Plan contributions, although Restoration Plan accounts will continue to be maintained for such participants (for additional information concerning the Restoration Plan, see “Nonqualified Deferred Compensation”). In 2006, by contrast, total compensation, as described in the Summary Compensation Table, was significantly impacted by the Merger and related one time events.

Options

In January 2007, New Options to purchase common stock of the Company were granted under the 2006 Plan to members of management and key employees, including the named executive officers. The New Options were designed to be long term equity incentive awards, constituting a one-time stock option grant in lieu of annual equity grants. The New Options granted in 2007 have a ten year term and are structured so that 1/3 are time vested options (vesting in five equal installments on the first five anniversaries of the grant date), 1/3 are EBITDA-based performance vested options and 1/3 are performance options that vest based on investment return to the Sponsors. The terms of the New Options granted in 2007 are described in greater detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards: Options.” Compensation expense associated with the New Option awards was recognized in 2008 and 2007 in accordance with SFAS 123(R) and is included under the “Option Awards” column of the Summary Compensation Table.

As a result of the Merger, all unvested awards under the 2005 Plan (and all predecessor equity incentive plans) vested in November 2006. Generally, all outstanding options under the 2005 Plan (and any predecessor plans) were cancelled and converted into the right to receive a cash payment equal to the number of shares of common stock underlying the option multiplied by the amount by which the Merger consideration of $51.00 per share exceeded the exercise price for the options (without interest and less any applicable withholding taxes). However, certain members of management, including the named executive officers, were given the opportunity to convert options held by them prior to consummation of the Merger into options to purchase shares of common stock of the surviving corporation (“Rollover Options”). Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted so that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options. All previously unrecognized compensation expense associated with the Rollover Options was recognized in 2006; therefore, we did not record any compensation expense related to the Rollover Options in 2008 or 2007. New Options and Rollover Options held by the named executive officers are described in the Outstanding Equity Awards at Fiscal Year-End Table.

Employment Agreements

In connection with the Merger, on November 16, 2006, Hercules Holding entered into substantially similar employment agreements with each of the named executive officers and certain other executives, which agreements were shortly thereafter assumed by the Company and which agreements govern the terms of each executive’s employment. However, in light of Mr. Bovender’s retirement from the position of Chief Executive Officer, effective December 31, 2008, and continuing service to the Company as Chairman until December 15, 2009, the Company entered into an Amended and Restated Employment Agreement with Mr. Bovender, effective December 31, 2008, the terms of which are described below. The Company also entered into an amendment to Mr. Bracken’s employment agreement, effective January 1, 2009, to reflect his appointment to the position of Chief Executive Officer and President.

Executive Employment Agreements (Other than the Chairman’s)

The term of employment under each of these agreements is indefinite, and they are terminable by either party at any time; provided that an executive must give no less than 90 days notice prior to a resignation.

Each employment agreement sets forth the executive’s annual base salary, which will be subject to discretionary annual increases upon review by the Board of Directors, and states that the executive will be eligible to earn an annual bonus as a percentage of salary with respect to each fiscal year, based upon the extent to which annual performance targets established by the Board of Directors are achieved. The employment agreements committed us to provide each executive with annual bonus opportunities in 2008 that were consistent with those applicable to the 2007 fiscal year, unless doing so would be adverse to our interests or the interests of our shareholders, and for later fiscal years, the agreements provide that the Board of Directors will set bonus opportunities in consultation with our Chief Executive Officer. With respect to the 2008 and 2007 fiscal years, each executive was eligible to earn under the 2008-2009 PEP and the 2008-2007 PEP, respectively, (i) a target bonus, if performance targets were met; (ii) a specified percentage of the target bonus, if “threshold” levels of performance were achieved but performance targets were not met; or (iii) a multiple of the target bonus if “maximum” performance goals were achieved, with the annual bonus amount being interpolated, in the sole discretion of the Board of Directors, for performance results that exceeded “threshold” levels but do not meet or exceed “maximum” levels. The annual bonus opportunities for 2008 were set forth in the 2008-2009 PEP, as described in more detail under “Compensation Discussion and Analysis — Annual Incentive Compensation: PEP.” As described above, awards under the 2008 PEP have already been determined and will be paid out to the named executive officers, at approximately 68.2% of each such officer’s respective target amount, with the exception of Mr. Hazen, whose award vested and will be paid out at approximately 67.4% of the target amount. As described above, awards under the 2007 PEP were paid out to the named executive officers, at the maximum level of 200% of their respective target amounts, with the exception of Mr. Hazen, whose award was paid out at 175.6% of his target amount. Each employment agreement also sets forth the number of options that the executive received pursuant to the 2006 Plan as a percentage of the total equity initially made available for grants pursuant to the 2006 Plan. Such option awards, the New Options, were made January 30, 2007 and are described above.

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

If an executive’s employment is terminated by us without “cause” (as defined below) or by the executive for “good reason” (as defined below) (each a “qualifying termination”), the executive would be (i) entitled to the accrued rights; (ii) subject to compliance with certain confidentiality, non-competition and non-solicitation covenants contained in his or her employment agreement and execution of a general release of claims on behalf of the Company, an amount equal to the product of (x) two (three in the case of Richard M. Bracken and R. Milton Johnson) and (y) the sum of (A) the executive’s base salary and (B) annual bonus paid or payable in respect of the fiscal year immediately preceding the fiscal year in which termination occurs, payable over a two-year period; (iii) entitled to the pro rata bonus; and (iv) entitled to continued coverage under our group health plans during the period over which the cash severance described in clause (ii) is paid. The executive’s vested New Options would also remain exercisable until the first anniversary of the termination of the executive’s employment. However, in lieu of receiving the payments and benefits described in (ii), (iii) and (iv) immediately above, the executive may instead elect to have his or her covenants not to compete waived by us. The same severance applies regardless of whether the termination was in connection with a change in control of the Company.

“Cause” is defined as an executive’s (i) willful and continued failure to perform his material duties to the Company which continues beyond 10 business days after a written demand for substantial performance is delivered; (ii) willful or intentional engagement in material misconduct that causes material and demonstrable injury, monetarily or otherwise, to the Company or the Sponsors; (iii) conviction of, or a plea of nolo contendere to, a crime constituting a felony, or a misdemeanor for which a sentence of more than six months’ imprisonment is imposed; or (iv) willful and material breach of his covenants under the employment agreement which continues beyond the designated cure period or of the agreements relating to the new equity. “Good Reason” is defined as (i) a reduction in the executive’s base salary (other than a general reduction that affects all similarly situated employees in substantially the same proportions which is implemented by the Board in good faith after consultation with the chief executive officer and chief operating officer, a reduction in the executive’s annual incentive compensation opportunity, or the reduction of benefits payable to the executive under the SERP; (ii) a substantial diminution in the executive’s title, duties and responsibilities; or (iii) a transfer of the executive’s primary workplace to a location that is more than 20 miles from his or her current workplace (other than, in the case of (i) and (ii), any isolated, insubstantial and inadvertent failure that is not in bad faith and is cured within 10 business days after the executive’s written notice to the Company).

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

Mr. Bovender’s Employment Agreement

The Company entered into the Amended Employment Agreement with Jack O. Bovender, Jr. on October 27, 2008, which became effective on December 31, 2008. Pursuant to the terms of the Amended Employment Agreement, Mr. Bovender will continue to be employed by HCA Management Services, L.P., an affiliate of the Company, and shall serve as executive Chairman of the Company for a period commencing December 31, 2008 and ending December 15, 2009 (the “Employment Term”).

The Amended Employment Agreement provides that Mr. Bovender shall receive a base salary (i) at the monthly rate of $135,000 for the first three months of the Employment Term and (ii) at the monthly rate of $86,957 for the next eight and one-half months of the Employment Term (“Mr. Bovender’s Base Salary”). Mr. Bovender is entitled to the full amount of any annual bonus earned, but unpaid, as of the effective date of the Amended Employment Agreement for the year ended December 31, 2008 under the Company’s 2008-2009 PEP. For calendar year 2009, Mr. Bovender is eligible to earn a bonus under the 2008-2009 PEP with a “target bonus” of $500,000. Mr. Bovender has an additional 2009 bonus opportunity of up to $250,000 based upon the achievement of other objectives, to be determined by the compensation committee of the Company (“Mr. Bovender’s Additional Bonus”). The Amended Employment Agreement generally provides for the provision of or reimbursement of expenses associated with office space, shared clerical support and office equipment until Mr. Bovender reaches age 70.

The terms of Mr. Bovender’s employment agreement with respect to termination of his employment are described in detail under “Compensation Discussion and Analysis — Severance and Change in Control Agreements — Mr. Bovender’s Severance Benefits.”

Additional information with respect to potential payments to Mr. Bovender pursuant to his Amended Employment Agreement and the 2006 Plan is contained in “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to options held by the named executive officers as of December 31, 2008.

			Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying	Option
	Unexercised	Unexercised	Unexercised	Exercise	Option
	Options	Options	Unearned	Price	Expiration
Name	Exercisable(#)(1)(2)	Unexercisable(#)(2)	Options(#)(2)	($)(3)(4)	Date

Jack O. Bovender, Jr.	143,058	—	—	$12.75	1/25/2011
Jack O. Bovender, Jr.	53,882	—	—	$12.75	1/24/2012
Jack O. Bovender, Jr.	69,411	—	—	$12.75	1/29/2013
Jack O. Bovender, Jr.	53,751	—	—	$12.75	1/29/2014
Jack O. Bovender, Jr.	24,549	—	—	$12.75	1/27/2015

			Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying	Option
	Unexercised	Unexercised	Unexercised	Exercise	Option
	Options	Options	Unearned	Price	Expiration
Name	Exercisable(#)(1)(2)	Unexercisable(#)(2)	Options(#)(2)	($)(3)(4)	Date

Jack O. Bovender, Jr.	15,843	—	—	$12.75	1/26/2016
Jack O. Bovender, Jr.	79,920	106,562	213,122	$51.00	1/30/2017
Richard M. Bracken	8,052	—	—	$12.75	3/22/2011
Richard M. Bracken	26,248	—	—	$12.75	7/26/2011
Richard M. Bracken	29,934	—	—	$12.75	1/24/2012
Richard M. Bracken	40,490	—	—	$12.75	1/29/2013
Richard M. Bracken	30,235	—	—	$12.75	1/29/2014
Richard M. Bracken	10,739	—	—	$12.75	1/27/2015
Richard M. Bracken	7,095	—	—	$12.75	1/26/2016
Richard M. Bracken	69,930	93,242	186,482	$51.00	1/30/2017
R. Milton Johnson	6,039	—	—	$12.75	3/22/2011
R. Milton Johnson	9,579	—	—	$12.75	1/24/2012
R. Milton Johnson	9,254	—	—	$12.75	1/29/2013
R. Milton Johnson	8,062	—	—	$12.75	1/29/2014
R. Milton Johnson	26,013	—	—	$12.75	7/22/2014
R. Milton Johnson	6,441	—	—	$12.75	1/27/2015
R. Milton Johnson	4,301	—	—	$12.75	1/26/2016
R. Milton Johnson	49,950	66,601	133,202	$51.00	1/30/2017
Samuel N. Hazen	6,039	—	—	$12.75	3/22/2011
Samuel N. Hazen	13,124	—	—	$12.75	7/26/2011
Samuel N. Hazen	19,158	—	—	$12.75	1/24/2012
Samuel N. Hazen	23,137	—	—	$12.75	1/29/2013
Samuel N. Hazen	16,797	—	—	$12.75	1/29/2014
Samuel N. Hazen	6,441	—	—	$12.75	1/27/2015
Samuel N. Hazen	4,301	—	—	$12.75	1/26/2016
Samuel N. Hazen	31,968	42,625	85,248	$51.00	1/30/2017
Beverly B. Wallace	6,039	—	—	$12.75	3/22/2011
Beverly B. Wallace	9,579	—	—	$12.75	1/24/2012
Beverly B. Wallace	13,882	—	—	$12.75	1/29/2013
Beverly B. Wallace	11,422	—	—	$12.75	1/29/2014
Beverly B. Wallace	4,601	—	—	$12.75	1/27/2015
Beverly B. Wallace	3,559	—	—	$12.75	1/26/2016
Beverly B. Wallace	27,972	37,297	74,592	$51.00	1/30/2017

(1)	Reflects Rollover Options, as further described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Options,” the 20% of the named executive officer’s time vested New Options that vested as of January 30, 2008 and 40% of the named executive officer’s EBITDA-based performance vested New Options, comprised of the 20% that vested as of December 31, 2007 and the 20% that vested as of December 31, 2008 (upon the Committee’s determination that the Company achieved the 2007 and 2008 EBITDA performance targets under the option awards, as adjusted, as described in more detail under “Compensation Discussion and Analysis — Long Term Equity Incentive Awards: Options”).

(2)	Reflects New Options awarded in January 2007 under the 2006 Plan by the Compensation Committee as part of the named executive officer’s long term equity incentive award. The New Options granted in 2007 are structured so that 1/3 are time vested options (vesting in five equal installments on the first five anniversaries of the January 30, 2007 grant date), 1/3 are EBITDA-based performance vested options (vesting in equal increments of 20% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if certain annual EBITDA performance targets are achieved, subject to “catch up” vesting, such that, options that were eligible to vest but failed to vest due to our failure to achieve prior EBITDA targets will vest if at the end of any subsequent year or at the end of fiscal year 2012, the cumulative total EBITDA earned in all prior years exceeds the cumulative EBITDA target at the end of such fiscal year) and 1/3 are performance options that vest based on investment return to the Sponsors (vesting with respect to 10% of the common stock subject to such options at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if the Investor Return is at least $102.00 and with respect to an additional 10% at the end of fiscal years 2007, 2008, 2009, 2010 and 2011 if the Investor Return is at least $127.50, subject to “catch up” vesting if the relevant Investor Return is achieved at any time occurring prior to January 30, 2017, so long as the named executive officer remains employed by the Company). The time vested options are reflected in the “Number of Securities Underlying Unexercised Options Unexercisable” column (with the exception of the 20% of the time vested options that vested as of January 30, 2008, which are reflected in the “Number of Securities Underlying Unexercised Options Exercisable” column), and the EBITDA-based performance vested options and investment return performance vested options are both reflected in the “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” column (with the exception of the 40% of the EBITDA-based performance vested options that vested as of December 31, 2007 and December 31, 2008, which are reflected in the “Number of Securities Underlying Unexercised Options Exercisable” column). The terms of these option awards are described in more detail under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Options.”

(3)	Immediately after the consummation of the Merger, all Rollover Options (other than those with an exercise price below $12.75) were adjusted such that they retained the same “spread value” (as defined below) as immediately prior to the Merger, but the new per share exercise price for all Rollover Options would be $12.75. The term “spread value” means the difference between (x) the aggregate fair market value of the common stock (determined using the Merger consideration of $51.00 per share) subject to the outstanding options held by the participant immediately prior to the Merger that became Rollover Options, and (y) the aggregate exercise price of those options.

(4)	The exercise price for the New Options granted under the 2006 Plan to the named executive officers on January 30, 2007 was equal to the fair value of our common stock on the date of the grant, as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors, pursuant to the terms of the 2006 Plan.

Option Exercises and Stock Vested

The following table includes certain information with respect to options exercised by the named executive officers during the fiscal year ended December 31, 2008.

	Option Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Exercise(1)	Exercise ($)(2)

R. Milton Johnson	87,180	$3,758,330
Samuel N. Hazen	28,123	$1,212,383

(1)	Messrs. Johnson and Hazen elected a cashless exercise of 87,180 and 28,123 stock options, respectively, resulting in net shares realized of 42,773 and 13,972, respectively.

(2)	Represents the difference between the exercise price of the options and the fair market value of the common stock on the date of exercise, as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors.

Pension Benefits

Our SERP is intended to qualify as a “top-hat” plan designed to benefit a select group of management or highly compensated employees. There are no other defined benefit plans that provide for payments or benefits to any of the named executive officers. Information about benefits provided by the SERP is as follows:

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year

Jack O. Bovender, Jr	SERP	29	$22,172,777	$0
Richard M. Bracken	SERP	27	$10,207,328	$0
R. Milton Johnson	SERP	26	$4,321,235	$0
Samuel N. Hazen	SERP	26	$3,605,578	$0
Beverly B. Wallace	SERP	25	$6,649,507	$0

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

Assumptions

The Present Value of Accumulated Benefit is based on a measurement date of December 31, 2008.

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

Nonqualified Deferred Compensation

Amounts shown in the table are attributable to the HCA Restoration Plan, an unfunded, nonqualified defined contribution plan designed to restore benefits under the HCA Retirement Plan based on compensation in excess of the Code Section 401(a)(17) compensation limit ($230,000 in 2008).

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance
	in Last	in Last	in Last	Withdrawals/	at Last
Name	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Fiscal Year

Jack O. Bovender, Jr	$0	$0	$(849,699)	$0	$2,193,745
Richard M. Bracken	$0	$0	$(445,541)	$0	$1,151,250
R. Milton Johnson	$0	$0	$(182,049)	$0	$472,090
Samuel N. Hazen	$0	$0	$(243,513)	$0	$630,201
Beverly B. Wallace	$0	$0	$(149,832)	$0	$388,934

The following amounts from the column titled “Aggregate Balance at Last Fiscal Year” have been reported in the Summary Compensation Tables in prior years:

	Restoration Contribution
Name	2002	2003	2004	2005	2006	2007

Jack O. Bovender, Jr	$268,523	$289,899	$363,481	$295,062	$856,424	$153,475
Richard M. Bracken	$146,549	$162,344	$192,858	$172,571	$409,933	$91,946
R. Milton Johnson	—	—	—	$71,441	$212,109	$57,792
Samuel N. Hazen	—	$79,510	$101,488	$97,331	$247,060	$62,004
Beverly B. Wallace	—	—	—	—	—	$52,250

Plan Provisions

Until 2008, hypothetical accounts for each participant were credited each year with a contribution designed to restore the HCA Retirement Plan based on compensation in excess of the Code Section 401(a)(17) compensation limit ($230,000 in 2008), based on years of service. Effective January 1, 2008, participants in the SERP are no longer eligible for Restoration Plan contributions. However, the hypothetical accounts as of January 1, 2008 will continue to be maintained and will be increased or decreased with investment earnings based on the actual investment return.

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

Potential Payments Upon Termination or Change in Control

The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2008, assuming the executive’s employment terminates or the Company undergoes a Change in Control (as defined in the 2006 Plan and set forth above under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Options”) effective December 31, 2008. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon an executive’s termination of employment.

Jack O. Bovender, Jr.

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$1,144,134	—	$1,144,134	—	—	—
Non-Equity Incentive Bonus(2)	$1,391,886	$1,391,886	$1,391,886	$1,391,886	$1,391,886	$1,391,886	$1,391,886	$1,391,886	$1,391,886
Unvested Stock Options(3)	$1,424,184	$1,424,184	$1,424,184	$1,424,184	—	$1,424,184	$1,424,184	$1,424,184	$1,553,664
SERP(4)	$22,431,999	$22,431,999	$22,431,999	$22,431,999	$22,431,999	$22,431,999	$22,431,999	$18,736,776	—
Retirement Plans(5)	$2,398,833	$2,398,833	$2,398,833	$2,398,833	$2,398,833	$2,398,833	$2,398,833	$2,398,833	—
Health and Welfare Benefits(6)	—	—	—	$15,505	—	—	—	—	—
Disability Income(7)	—	—	—	—	—	—	$1,275,926	—	—
Life Insurance Benefits(8)	—	—	—	—	—	—	—	$2,021,000	—
Accrued Vacation Pay	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	$224,339	—

Total	$27,871,241	$27,871,241	$27,871,241	$29,030,880	$26,447,057	$29,015,375	$29,147,167	$26,197,018	$2,945,550

(1)	Represents the amounts Mr. Bovender would be entitled to receive pursuant to Mr. Bovender’s Amended Employment Agreement in effect on December 31, 2008. Under his prior employment agreement, Mr. Bovender would have been entitled to receive $16,526,325 in cash severance if his employment had been involuntarily terminated without cause or voluntarily terminated for good reason on December 31, 2008 prior to his resignation from the position of Chief Executive Officer. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Bovender would be entitled to receive for the 2008 fiscal year pursuant to the 2008-2009 PEP and his Amended Employment Agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Under his prior employment agreement, Mr. Bovender would have been entitled to receive $0 in non-equity incentive plan compensation if his employment had been terminated for cause on December 31, 2008 prior to his resignation from the position of Chief Executive Officer. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2008-2009 PEP and — Employment Agreements.”

(3)	The amounts set forth in the “Voluntary Termination,” “Early Retirement,” “Normal Retirement,” “Involuntary Termination Without Cause,” “Voluntary Termination for Good Reason,” “Disability” and “Death” columns represent the intrinsic value of all unvested stock options, which, pursuant to Mr. Bovender’s Amended Employment Agreement, will continue to vest after the termination of his employment (other than a termination for cause), calculated as the difference between the exercise price of Mr. Bovender’s unvested New Options subject to such continued vesting provision and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the 2009, 2010 and 2011 EBITDA performance targets under the option awards are achieved by the Company and that the Company achieves an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of each of the 2009, 2010 and 2011 fiscal years, respectively. See “Compensation Discussion and Analysis — Severance and Change in Control Agreements.”

The amount set forth in the “Change in Control” column represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Bovender’s unvested New Options and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2008 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2008 interest rate of 4.89%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bovender would be entitled. The value includes $169,452 from the HCA Retirement Plan, $35,636 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $2,193,745 from the HCA Restoration Plan.

(6)	Reflects the present value of the medical premiums for Mr. Bovender and his spouse from termination to age 65 as required pursuant to Mr. Bovender’s Amended Employment Agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(7)	Reflects the estimated lump sum present value of all future payments which Mr. Bovender would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period for 42 months, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period for 36 months.

(8)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bovender. Mr. Bovender’s payment upon death while actively employed includes $1,621,000 of Company-paid life insurance and $400,000 from the Executive Death Benefit Plan.

Richard M. Bracken

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$8,911,326	—	$8,911,326	—	—	—
Non-Equity Incentive Bonus(2)	$694,370	$694,370	$694,370	$694,370	—	$694,370	$694,370	$694,370	$694,370
Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$1,359,459
SERP(4)	$12,950,117	$12,950,117	—	$12,950,117	$12,950,117	$12,950,117	$12,950,117	$11,608,638	—
Retirement Plans(5)	$2,016,285	$2,016,285	$2,016,285	$2,016,285	$2,016,285	$2,016,285	$2,016,285	$2,016,285	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—	—
Disability Income(6)	—	—	—	—	—	—	$1,710,666	—	—
Life Insurance Benefits(7)	—	—	—	—	—	—	—	$1,136,000	—
Accrued Vacation Pay	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	$146,890	—

Total	$15,807,662	$15,807,662	$2,857,545	$24,718,988	$15,113,292	$24,718,988	$17,518,328	$15,602,183	$2,053,829

(1)	Represents amounts Mr. Bracken would be entitled to receive pursuant to his employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Bracken would be entitled to receive for the 2008 fiscal year pursuant to the 2008-2009 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2008-2009 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Bracken’s unvested New Options and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2008 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2008 interest rate of 4.89%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Bracken would be entitled. The value includes $607,368 from the HCA Retirement Plan, $257,667 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $1,151,250 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Bracken would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Bracken. Mr. Bracken’s payment upon death while actively employed includes $1,061,000 of Company-paid life insurance and $75,000 from the Executive Death Benefit Plan.

R.	Milton Johnson

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$5,071,410	—	$5,071,410	—	—	—
Non-Equity Incentive Bonus(2)	$355,491	$355,491	$355,491	$355,491	—	$355,491	$355,491	$355,491	$355,491
Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$971,043
SERP(4)	$6,030,535	—	—	$6,030,535	$6,030,535	$6,030,535	$6,030,535	$5,725,084	—
Retirement Plans(5)	$1,182,513	$1,182,513	$1,182,513	$1,182,513	$1,182,513	$1,182,513	$1,182,513	$1,182,513	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—	—
Disability Income(6)	—	—	—	—	—	—	$1,980,591	—	—
Life Insurance Benefits(7)	—	—	—	—	—	—	—	$790,000	—
Accrued Vacation Pay	$109,387	$109,387	$109,387	$109,387	$109,387	$109,387	$109,387	$109,387	—

Total	$7,677,926	$1,647,391	$1,647,391	$12,749,336	$7,322,435	$12,749,336	$9,658,517	$8,162,475	$1,326,534

(1)	Represents amounts Mr. Johnson would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Johnson would be entitled to receive for the 2008 fiscal year pursuant to the 2008-2009 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2008-2009 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Johnson’s unvested New Options and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2008 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2008 interest rate of 4.89%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Johnson would be entitled. The value includes $209,470 from the HCA Retirement Plan, $500,953 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $472,090 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Johnson would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Johnson. Mr. Johnson’s payment upon death while actively employed includes $790,000 of Company-paid life insurance.

Samuel N. Hazen

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$3,238,902	—	$3,238,902	—	—	—
Non-Equity Incentive Bonus(2)	$350,807	$350,807	$350,807	$350,807	—	$350,807	$350,807	$350,807	$350,807
Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$621,463
SERP(4)	$5,166,117	—	—	$5,166,117	$5,166,117	$5,166,117	$5,166,117	$5,102,711	—
Retirement Plans(5)	$1,044,566	$1,044,566	$1,044,566	$1,044,566	$1,044,566	$1,044,566	$1,044,566	$1,044,566	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—	—
Disability Income(6)	—	—	—	—	—	—	$2,227,535	—	—
Life Insurance Benefits(7)	—	—	—	—	—	—	—	$789,000	—
Accrued Vacation Pay	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	$109,201	—

Total	$6,670,691	$1,504,574	$1,504,574	$9,909,593	$6,319,884	$9,909,593	$8,898,226	$7,396,285	$972,270

(1)	Represents amounts Mr. Hazen would be entitled to receive pursuant to his employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Mr. Hazen would be entitled to receive for the 2008 fiscal year pursuant to the 2008-2009 PEP and his employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2008-2009 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Mr. Hazen’s unvested New Options and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2008 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2008 interest rate of 4.89%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Mr. Hazen would be entitled. The value includes $230,172 from the HCA Retirement Plan, $184,193 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $630,201 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Mr. Hazen would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Mr. Hazen. Mr. Hazen’s payment upon death while actively employed with the Company includes $789,000 of the Company-paid life insurance.

Beverly B. Wallace

				Involuntary		Voluntary
				Termination		Termination
	Voluntary	Early	Normal	Without	Termination	for Good			Change in
	Termination	Retirement	Retirement	Cause	for Cause	Reason	Disability	Death	Control

Cash Severance(1)	—	—	—	$3,080,000	—	$3,080,000	—	—	—
Non-Equity Incentive Bonus(2)	$314,992	$314,992	$314,992	$314,992	—	$314,992	$314,992	$314,992	$314,992
Unvested Stock Options(3)	—	—	—	—	—	—	—	—	$543,781
SERP(4)	$7,579,094	$7,579,094	—	$7,579,094	$7,579,094	$7,579,094	$7,579,094	$6,890,049	—
Retirement Plans(5)	$751,634	$751,634	$751,634	$751,634	$751,634	$751,634	$751,634	$751,634	—
Health and Welfare Benefits	—	—	—	—	—	—	—	—	—
Disability Income(6)	—	—	—	—	—	—	$1,378,922	—	—
Life Insurance Benefits(7)	—	—	—	—	—	—	—	$700,000	—
Accrued Vacation Pay	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	$96,923	—

Total	$8,742,643	$8,742,643	$1,163,549	$11,822,643	$8,427,651	$11,822,643	$10,121,565	$8,753,598	$858,773

(1)	Represents amounts Ms. Wallace would be entitled to receive pursuant to her employment agreement. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.”

(2)	Represents the amount Ms. Wallace would be entitled to receive for the 2008 fiscal year pursuant to the 2008-2009 PEP and her employment agreement, which amount is also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table — 2008-2009 PEP and — Employment Agreements.”

(3)	Represents the intrinsic value of all unvested stock options, which will become vested upon the Change in Control, calculated as the difference between the exercise price of Ms. Wallace’s unvested New Options and the fair value price of our common stock on December 31, 2008 as determined by our Board of Directors in consultation with our Chief Executive Officer and other advisors for internal purposes ($55.86 per share). For the purposes of this calculation, it is assumed that the Company achieved an Investor Return of at least 2.5 times the Base Price of $51.00 at the end of the 2008 fiscal year.

(4)	Reflects the actual lump sum value of the SERP based on the 2008 interest rate of 4.89%.

(5)	Reflects the estimated lump sum present value of qualified and nonqualified retirement plans to which Ms. Wallace would be entitled. The value includes $212,350 from the HCA Retirement Plan, $150,350 from the HCA 401(k) Plan (which represents the value of the Company’s matching contributions), and $388,934 from the HCA Restoration Plan.

(6)	Reflects the estimated lump sum present value of all future payments which Ms. Wallace would be entitled to receive under our disability program, including five months of salary continuation, monthly long term disability benefits of $10,000 per month payable after the five-month elimination period until age 65, and monthly benefits of $10,000 per month from our Supplemental Insurance Program payable after the six-month elimination period to age 65.

(7)	No post-retirement or post-termination life insurance or death benefits are provided to Ms. Wallace. Ms. Wallace’s payment upon death while actively employed includes $700,000 of Company-paid life insurance.

Director Compensation

During the year ended December 31, 2008, none of our directors received compensation for their service as a member of our Board. Our directors are reimbursed for any expenses incurred in connection with their service.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee of the Board of Directors was composed of Michael W. Michelson, George A. Bitar, John P. Connaughton and Thomas F. Frist, Jr., M.D. Dr. Frist served as an executive officer and Chairman of our Board of Directors from January 2001 to January 2002. From July 1997 to January 2001, Dr. Frist served as our Chairman and Chief Executive Officer. Dr. Frist served as Vice Chairman of the Board of Directors from April 1995 to July 1997 and as Chairman from February 1994 to April 1995. He was Chairman,

Chief Executive Officer and President of HCA-Hospital Corporation of America from 1988 to February 1994. Dr. Frist, who retired from our Board of Directors effective January 1, 2009, is the father of Thomas F. Frist, III and William R. Frist, who currently serve as directors. (Thomas F. Frist, III has been a director since November 2006, and William R. Frist has been a director since January 2009.) None of the other members of the Compensation Committee have at any time been an officer or employee of HCA or any of its subsidiaries. Each member of the Compensation Committee is also a manager of Hercules Holding, and the Amended and Restated Limited Liability Company Agreement of Hercules Holding requires that the members of Hercules Holding take all necessary action to ensure that the persons who serves as managers of Hercules Holding also serve on our Board of Directors. Messrs. Michelson, Bitar and Connaughton are affiliated with KKR, MLGPE (an affiliate of Bank of America Corporation), and Bain, respectively, each of which is a party to the sponsor management agreement with us. Dr. Frist and certain other members of the Frist family, are also party to the sponsor management agreement with us. The Amended and Restated Limited Liability Company Agreement of Hercules Holding, the sponsor management agreement and certain transactions with affiliates of MLGPE and KKR are described in greater detail in Item 13, “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 25, 2009 for:

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

The percentages of shares outstanding provided in the tables are based on 94,371,407 shares of our common stock, par value $0.01 per share, outstanding as of February 25, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise of options that are exercisable within 60 days of February 25, 2009 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of our directors and executive officers listed below is c/o HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Name of Beneficial Owner	Number of Shares		Percent

Hercules Holding II, LLC	91,845,692	(1)	97.3%
Christopher J. Birosak		(1)	—
George A. Bitar		(1)	—
Jack O. Bovender, Jr.	588,836	(2)		*
Richard M. Bracken	327,516	(3)		*
John P. Connaughton		(1)	—
Kenneth W. Freeman		(1)	—
Thomas F. Frist III		(1)	—
William R. Frist		(1)	—
Christopher R. Gordon		(1)	—
Samuel N. Hazen	165,593	(4)		*
R. Milton Johnson	179,062	(5)		*
Michael W. Michelson		(1)	—
James C. Momtazee		(1)	—
Stephen G. Pagliuca		(1)	—
Nathan C. Thorne		(1)	—
Beverly B. Wallace	88,778	(6)		*
All directors and executive officers as a group (29 persons)	2,257,973	(7)	2.4%

*	Less than one percent.

(1)	Hercules Holding holds 91,845,692 shares, or 97.3%, of our outstanding common stock. Hercules Holding is held by a private investor group, including affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Merrill Lynch Global Private Equity (“MLGPE,” previously the private equity arm of Merrill Lynch & Co., Inc. which is a wholly-owned subsidiary of Bank of America Corporation), and affiliates of HCA founder Dr. Thomas F. Frist, Jr., including Mr. Thomas F. Frist III and Mr. William R. Frist, who serve as directors. Messrs. Connaughton, Gordon and Pagliuca are affiliated with Bain, whose affiliated funds may be deemed to have indirect beneficial ownership of 23,373,333 shares, or 24.8%, of our outstanding common stock through their interests in Hercules Holding. Messrs. Freeman, Michelson and Momtazee are affiliated with KKR, which indirectly holds 23,373,332 shares, or 24.8%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding. Messrs. Birosak, Bitar and Thorne are affiliated with Bank of America Corporation, which indirectly holds 23,373,333 shares, or 24.8%, of our outstanding common stock through the interests of certain of its affiliated funds in Hercules Holding and 980,393, or 1.0%, of our outstanding common stock through Banc of America Securities LLC. Thomas F. Frist, III and William R. Frist may each be deemed to indirectly beneficially hold 17,804,125 shares, or 18.9%, of our outstanding common stock through their interests in Hercules Holding. Each of such persons, other than Hercules Holdings disclaims membership in any such group and disclaims beneficial ownership of these securities, except to the extent of its pecuniary interest therein. The principal office addresses of Hercules Holding are c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199, c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025, c/o Merrill Lynch Global Private

Equity, Four World Financial Center, Floor 23, New York, NY 10080 and c/o Dr. Thomas F. Frist, Jr., 3100 West End Ave., Suite 500, Nashville, TN 37203.

(2)	Includes 467,054 shares issuable upon exercise of options.

(3)	Includes 246,033 shares issuable upon exercise of options.

(4)	Includes 131,621 shares issuable upon exercise of options.

(5)	Includes 136,289 shares issuable upon exercise of options.

(6)	Includes 86,378 shares issuable upon exercise of options.

(7)	Includes 1,708,580 shares issuable upon exercise of options.

This table provides certain information as of December 31, 2008 with respect to our equity compensation plans (shares in thousands):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price of	available for future issuance
	upon exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column(a) )

Equity compensation plans approved by security holders	10,636,700	$45.02	1,788,300
Equity compensation plans not approved by security holders	—	—	—

Total	10,636,700	$45.02	1,788,300

*	For additional information concerning our equity compensation plans, see the discussion in Note 3 — Share-Based Compensation in the notes to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

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

Stockholder Agreements

On January 30, 2007, our Board of Directors awarded to members of management and certain key employees New Options to purchase shares of our common stock (New Options together with the Rollover Options, “Options”) pursuant to the 2006 Plan. Our Compensation Committee approved additional option awards periodically throughout the years ended December 31, 2008 and 2007 to members of management and certain key employees in cases of promotions, significant contributions to the Company and new hires. In connection with their option awards, the participants under the 2006 Plan were required to enter into a Management Stockholder’s Agreement, a Sale Participation Agreement, and an Option Agreement with respect to the New Options. Below are brief summaries of the principal terms of the Management Stockholder’s Agreement and the Sale Participation Agreement each of which are qualified in their entirety by reference to the agreements themselves, forms of which were filed as Exhibits 10.12 and 10.13, respectively, to our annual report on Form 10-K for the fiscal year ended December 31, 2006. The terms of the Option Agreement with respect to New Options and the 2006 Plan are described in more detail in Item 11, “Executive Compensation — Compensation Discussion and Analysis — Long Term Equity Incentive Awards.”

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

Sponsor Management Agreement

In connection with the Merger, we entered into a management agreement with affiliates of each of the Sponsors and certain members of the Frist family, including Thomas F. Frist, Jr., M.D., Thomas F. Frist, III and William R. Frist, pursuant to which such entities or their affiliates will provide management services to us. Pursuant to the agreement, in 2008, we paid management fees of $15 million and reimbursed out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the aggregate annual management fee, initially set at $15 million, increases annually beginning in 2008 at a rate equal to the percentage increase of Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year. The agreement also provides that we will pay a 1% fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. No fees were paid under either of these provisions in 2008. The agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates and the Frists.

Other Relationships

In 2008, we paid approximately $25.5 million to HCP, Inc. (NYSE: HCP), representing the aggregate annual lease payments for certain medical office buildings leased by the Company. Charles A. Elcan was an executive officer of HCP, Inc. until April 30, 2008 and is the son-in-law of Dr. Thomas F. Frist, Jr. (who was a member of our Board of Directors in 2008) and brother-in-law of Thomas F. Frist, III, and William R. Frist, who are members of our Board of Directors.

Christopher S. George serves as the chief executive officer of an HCA-affiliated hospital, and in 2008, Mr. George earned total compensation in respect of base salary and bonus of approximately $440,000 for his services. Mr. George also received certain other benefits, including awards of equity, customary to similar positions within the Company. Mr. George’s father, V. Carl George, is an executive officer of HCA.

Dustin A. Greene serves as the chief operating officer of an HCA-affiliated hospital, and in 2008, Mr. Greene earned total compensation in respect of base salary and bonus of approximately $143,000 for his services. Mr. Greene also received certain other benefits, including awards of equity, customary to similar positions within the Company. Mr. Greene’s father-in-law, W. Paul Rutledge, is an executive officer of HCA.

Bank of America, N.A. (“Bank of America”) acts as administrative agent and is a lender under each of our senior secured cash flow credit facility and our asset-based revolving credit facility. Affiliates of Bank of America indirectly own approximately 25.8% of the shares of our company. We have engaged Banc of America Securities LLC, an affiliate of Bank of America, as arranger and documentation agent in connection with certain amendments to our senior secured cash flow credit facility and our senior secured asset-based revolving credit facility. Under that engagement, upon such amendments becoming effective, we paid Banc of America Securities LLC aggregate fees of $6 million relating to the amendments to our senior secured credit facilities.

In addition, Banc of America Securities LLC acted as joint book-running manager and a representative of the initial purchasers of the 9 7/8% Senior Secured Notes due 2017 (the “2009 Second Lien Notes”) that we issued on February 19, 2009. The proceeds of the issuance of the notes were used to repay indebtedness under the senior secured credit facilities, and Bank of America received its pro rata portion of such repayment. In addition, Banc of America Securities LLC received placement fees of $1,401,034 in connection with the issuance of the 2009 Second Lien Notes.

KKR Capital Markets LLC, one of the other initial purchasers of the 2009 Second Lien Notes, is an affiliate of KKR, whose affiliates own approximately 24.8% of the shares of our company, and received placement fees of $191,050 in connection with the issuance of the 2009 Second Lien Notes.

Director Independence

Our Board of Directors is composed of Jack O. Bovender, Jr., Chairman, Christopher J. Birosak, George A. Bitar, Richard M. Bracken, John P. Connaughton, Kenneth W. Freeman, William R. Frist, Thomas F. Frist III, Christopher R. Gordon, Michael W. Michelson, James C. Momtazee, Stephen G. Pagliuca, and Nathan C. Thorne. Our Board of Directors currently has four standing committees: the Audit and Compliance Committee, the Compensation Committee, the Executive Committee and the Patient Safety and Quality of Care Committee. Each of the Investors has the right to have at least one director serve on all standing committees.

Patient
Safety and
	Audit and			Quality of
Name of Director	Compliance	Compensation	Executive	Care

Christopher J. Birosak	X
George A. Bitar		X
Jack O. Bovender, Jr.*			Chair
Richard M. Bracken*
John P. Connaughton		Chair
Kenneth W. Freeman				X
Thomas F. Frist III	X		X
William R. Frist				X
Christopher R. Gordon	X
Michael W. Michelson		X	X
James C. Momtazee	Chair
Stephen G. Pagliuca			X	X
Nathan C. Thorne			X	Chair

*	Indicates management director.

Though not formally considered by our Board because our common stock is not currently listed or traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that any of our directors would be considered “independent” because of their relationships with certain affiliates of the funds and other entities which hold significant interests in Hercules Holding, which, as of December 31, 2008, owned 97.3% of our outstanding common stock, and other relationships with us. See Item 13, “Certain Relationships and Related Transactions.” Accordingly, we do not believe that any of Messrs. Birosak, Frist, Gordon or Momtazee, the members of our Audit and Compliance committee, would meet the independence requirements or Rule 10A-1 of the Exchange Act or the NYSE’s audit committee independence requirements, or that Messrs. Bitar, Connaughton or Michelson, the members of our Compensation Committee, would meet the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.

Item 14.	Principal Accountant Fees and Services

The Audit and Compliance Committee has appointed Ernst & Young LLP as our independent registered public accounting firm. The independent registered public accounting firm will audit our consolidated financial statements for 2009 and the effectiveness of our internal controls over financial reporting as of December 31, 2009.

Audit Fees.  The aggregate audit fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, for the audit of the effectiveness of the Company’s internal control over financial reporting, under the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings totaled $8.5 million for 2008 and $8.9 million for 2007.

Audit-Related Fees.  The aggregate fees billed by Ernst & Young LLP for assurance and related services not described above under “Audit Fees” were $1.4 million for 2008 and $1.3 million for 2007. Audit-related services principally include audits of certain of our subsidiaries and benefit plans.

Tax Fees.  The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning were $1.9 million for 2008 and $2.2 million for 2007.

All Other Fees.  The aggregate fees billed by Ernst & Young LLP for products or services other than those described above were $92,000 for 2008 and $749,000 for 2007.

The Board of Directors has adopted an Audit and Compliance Committee Charter which, among other things, requires the Audit and Compliance Committee to preapprove all audit and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the ability to delegate authority to a subcommittee for certain preapprovals.

All services performed for us by Ernst & Young LLP in 2008 were preapproved by the Audit and Compliance Committee. The Audit and Compliance Committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

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

3. List of Exhibits

2.1		—	Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).
3.1		—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
3.2		—	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
4.1		—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, dated March 11, 2004, and incorporated herein by reference).
4.2		—	Indenture, dated November 17, 2006, among HCA Inc., the guarantors party thereto and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.3		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.4		—	Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.5(a)	—	Form of 9 1/8% Senior Secured Notes due 2014 (included in Exhibit 4.2).
4	.5(b)	—	Form of 9 1/4% Senior Secured Notes due 2016 (included in Exhibit 4.2).
4	.5(c)	—	Form of 9 5/8%/10 3/8% Senior Secured Toggle Notes due 1016 (included in Exhibit 4.2).
4.6		—	Indenture, dated February 19, 2009, among HCA Inc, the guarantors party thereto, The Bank of New York Mellon, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2009, and incorporated herein by reference).
4.7		—	Form of 9 7/8% Senior Secured Notes due 2017 (included in Exhibit 4.6).
4	.8(a)	—	$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4	.8(b)	—	Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
4	.8(c)	—	Amendment No. 2 to the Credit Agreement, dated as of March 2, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent.
4.9		—	U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.10		—	Amended and Restated Security Agreement, dated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as collateral agent.
4.11		—	Amended and Restated Pledge Agreement, dated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent.
4	.12(a)	—	$2,000,000,000 Amended and Restated Credit Agreement, dated as of June 20, 2007, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, and incorporated herein by reference).
4	.12(b)	—	Amendment No. 1 to the $2,000,000,000 Amended and Restated Credit Agreement, dated as of March 2, 2009, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent.
4.13		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.14(a)	—	General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.14(b)	—	Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4.15		—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.16		—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit(g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.17		—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4	.18(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).
4	.18(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
4	.18(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).
4	.18(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
4	.18(e)	—	Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).
4.19		—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.20		—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 20, 1994, and incorporated herein by reference).
4.21		—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.22		—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 11, 1994, and incorporated herein by reference).
4.23		—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.24		—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.25		—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 1995, and incorporated herein by reference).
4.26		—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 1995, and incorporated herein by reference).
4.27		—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 2, 1996, and incorporated herein by reference).
4	.28(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4	.28(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 23, 2000, and incorporated herein by reference).
4.29		—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2000, and incorporated herein by reference).
4	.30(a)	—	7 7/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).
4	.30(b)	—	7 7/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 23, 2001, and incorporated herein by reference).

4	.31(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4	.31(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 23, 2002, and incorporated herein by reference).
4	.32(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4	.32(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2002, and incorporated herein by reference).
4	.33(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4	.33(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2003, and incorporated herein by reference).
4	.34(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4	.34(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 23, 2003, and incorporated herein by reference).
4.35		—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 6, 2003, and incorporated herein by reference).
4.36		—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 8, 2004, and incorporated herein by reference).
4.37		—	5.500% Note due 2009 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4	.38(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4	.38(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 16, 2004, and incorporated herein by reference).
4	.39(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4	.39(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
10	.1(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference).*
10	.1(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).*
10.2		—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*
10.3		—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference).
10.4		—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.5		—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.6		—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000, and incorporated herein by reference).*

10.7	—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference).*
10.8	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference);.*
10.9	—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.10	—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.11	—	2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.12	—	Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.13	—	Sale Participation Agreement dated November 17, 2006 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.14	—	Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.15	—	Form of Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.16	—	Form of Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10.17	—	Form of Option Agreement (2009).*
10.18	—	Exchange and Purchase Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.19	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.20	—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.21	—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 20, 2000, and incorporated herein by reference).
10.22	—	Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist, III, and Merrill Lynch Global Partners, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.23	—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).*
10.24	—	Amended and Restated HCA Supplemental Executive Retirement Plan, effective January 1, 2007, except as provided therein.*
10.25	—	Amended and Restated HCA Restoration Plan, effective January 1, 2008.*

10.26		—	HCA Inc. 2006 Senior Officer Performance Excellence Program (filed as Exhibit 10.3 to the Company’s Current Report on 8-K filed February 1, 2006, and incorporated herein by reference).*
10.27		—	HCA Inc. 2007 Senior Officer Performance Excellence Program (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.28(a)	—	HCA Inc. 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10	.28(b)	—	HCA Inc. Amendment No. 1 to the 2008-2009 Senior Officer Performance Excellence Program.*
10	.29(a)	—	Employment Agreement dated November 16, 2006 (Jack O. Bovender Jr.) (filed as Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(b)	—	Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(c)	—	Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(d)	—	Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.29(e)	—	Employment Agreement dated November 16, 2006 (Beverly B. Wallace) (filed as Exhibit 10.28(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10	.29(f)		Amended and Restated Employment Agreement dated October 27, 2008 (Jack O. Bovender, Jr.).*
10	.29(g)		Amendment to Employment Agreement effective January 1, 2009 (Richard M. Bracken).*
10.30		—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.31		—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).
10.32		—	Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A (File No. 000-18406) and incorporated herein by reference).
21		—	List of Subsidiaries.
23		—	Consent of Ernst & Young LLP.
31.1		—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Richard M. Bracken
Richard M. Bracken
President and Chief
Executive Officer

Dated: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack O. Bovender, Jr. Jack O. Bovender, Jr.	Chairman of the Board	March 3, 2009

/s/ Richard M. Bracken Richard M. Bracken	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2009

/s/ Christopher J. Birosak Christopher J. Birosak	Director	March 3, 2009

/s/ George A. Bitar George A. Bitar	Director	March 3, 2009

/s/ John P. Connaughton John P. Connaughton	Director	March 3, 2009

/s/ Kenneth W. Freeman Kenneth W. Freeman	Director	March 3, 2009

/s/ Thomas F. Frist, III Thomas F. Frist, III	Director	March 3, 2009

/s/ William R. Frist William R. Frist	Director	March 3, 2009

/s/ Christopher R. Gordon Christopher R. Gordon	Director	March 3, 2009

/s/ Michael W. Michelson Michael W. Michelson	Director	March 3, 2009

/s/ James C. Momtazee James C. Momtazee	Director	March 3, 2009

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 3, 2009

/s/ Nathan C. Thorne Nathan C. Thorne	Director	March 3, 2009

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
HCA Inc.

We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 3, 2009

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in millions)

	2008	2007	2006

Revenues	$28,374	$26,858	$25,477

Salaries and benefits	11,440	10,714	10,409
Supplies	4,620	4,395	4,322
Other operating expenses	4,554	4,241	4,056
Provision for doubtful accounts	3,409	3,130	2,660
Equity in earnings of affiliates	(223)	(206)	(197)
Gains on investments	—	(8)	(243)
Depreciation and amortization	1,416	1,426	1,391
Interest expense	2,021	2,215	955
Gains on sales of facilities	(97)	(471)	(205)
Impairment of long-lived assets	64	24	24
Transaction costs	—	—	442

	27,204	25,460	23,614

Income before minority interests and income taxes	1,170	1,398	1,863
Minority interests in earnings of consolidated entities	229	208	201

Income before income taxes	941	1,190	1,662
Provision for income taxes	268	316	626

Net income	$673	$874	$1,036

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Dollars in millions)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$465	$393
Accounts receivable, less allowance for doubtful accounts of $5,435 and $4,289	3,780	3,895
Inventories	737	710
Deferred income taxes	914	592
Other	405	615

	6,301	6,205
Property and equipment, at cost:
Land	1,189	1,240
Buildings	8,670	8,518
Equipment	12,833	12,088
Construction in progress	1,022	733

	23,714	22,579
Accumulated depreciation	(12,185)	(11,137)

	11,529	11,442

Investments of insurance subsidiary	1,422	1,669
Investments in and advances to affiliates	842	688
Goodwill	2,580	2,629
Deferred loan costs	458	539
Other	1,148	853

	$24,280	$24,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,370	$1,370
Accrued salaries	854	780
Other accrued expenses	1,282	1,391
Long-term debt due within one year	404	308

	3,910	3,849

Long-term debt	26,585	27,000
Professional liability risks	1,108	1,233
Income taxes and other liabilities	1,782	1,379
Minority interests in equity of consolidated entities	995	938

Equity securities with contingent redemption rights	155	164

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares — 2008 and 2007; outstanding 94,367,500 shares — 2008 and 94,182,400 shares — 2007	1	1
Capital in excess of par value	165	112
Accumulated other comprehensive loss	(604)	(172)
Retained deficit	(9,817)	(10,479)

	(10,255)	(10,538)

	$24,280	$24,025

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in millions)

			Capital in	Accumulated
	Common Stock		Excess of	Other	Retained
	Shares	Par	Par	Comprehensive	Earnings
	(000)	Value	Value	Income (Loss)	(Deficit)	Total

Balances, December 31, 2005	417,513	$4	$—	$130	$4,729	$4,863
Comprehensive income:
Net income					1,036	1,036
Other comprehensive income:
Change in net unrealized gains on investment securities				(102)		(102)
Foreign currency translation adjustments				19		19
Defined benefit plans				9		9
Change in fair value of derivative instruments				18		18

Total comprehensive income				(56)	1,036	980
Recapitalization — repurchase of common stock	(411,957)	(4)	(5,005)		(16,364)	(21,373)
Recapitalization — equity contributions	92,218	1	4,476			4,477
Cash dividends declared					(139)	(139)
Stock repurchases	(13,057)				(653)	(653)
Stock options exercised	3,970		163			163
Employee benefit plan issuances	3,531		366			366
Adjustment to initially apply FAS 158				(58)		(58)

Balances, December 31, 2006	92,218	1	—	16	(11,391)	(11,374)
Comprehensive income:
Net income					874	874
Other comprehensive income:
Change in net unrealized gains on investment securities				(2)		(2)
Foreign currency translation adjustments				(15)		(15)
Defined benefit plans				23		23
Change in fair value of derivative instruments				(194)		(194)

Total comprehensive income				(188)	874	686
Equity contributions	1,961		60			60
Share-based benefit plans			24			24
Adjustment to initially apply FIN 48					38	38
Other	3		28			28

Balances, December 31, 2007	94,182	1	112	(172)	(10,479)	(10,538)
Comprehensive income:
Net income					673	673
Other comprehensive income:
Change in net unrealized gains and losses on investment securities				(44)		(44)
Foreign currency translation adjustments				(62)		(62)
Defined benefit plans				(62)		(62)
Change in fair value of derivative instruments				(264)		(264)

Total comprehensive income				(432)	673	241
Share-based benefit plans	185		40			40
Other			13		(11)	2

Balances, December 31, 2008	94,367	$1	$165	$(604)	$(9,817)	$(10,255)

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in millions)

	2008	2007	2006

Cash flows from operating activities:
Net income	$673	$874	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,409	3,130	2,660
Depreciation and amortization	1,416	1,426	1,391
Income taxes	(448)	(105)	(552)
Gains on sales of facilities	(97)	(471)	(205)
Impairment of long-lived assets	64	24	24
Amortization of deferred loan costs	79	78	18
Change in minority interests	36	40	58
Share-based compensation	32	24	324
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,328)	(3,345)	(3,043)
Inventories and other assets	159	(241)	(12)
Accounts payable and accrued expenses	(198)	(29)	115
Other	—	(9)	31

Net cash provided by operating activities	1,797	1,396	1,845

Cash flows from investing activities:
Purchase of property and equipment	(1,600)	(1,444)	(1,865)
Acquisition of hospitals and health care entities	(85)	(32)	(112)
Disposal of hospitals and health care entities	193	767	651
Change in investments	21	207	26
Other	4	23	(7)

Net cash used in investing activities	(1,467)	(479)	(1,307)

Cash flows from financing activities:
Issuances of long-term debt	—	—	21,758
Net change in revolving bank credit facility	700	(520)	(435)
Repayment of long-term debt	(960)	(750)	(3,728)
Issuances of common stock	—	100	108
Repurchases of common stock	—	—	(653)
Recapitalization-repurchase of common stock	—	—	(20,364)
Recapitalization-equity contributions	—	—	3,782
Payment of debt issuance costs	—	—	(586)
Payment of cash dividends	—	—	(201)
Other	2	12	79

Net cash used in financing activities	(258)	(1,158)	(240)

Change in cash and cash equivalents	72	(241)	298
Cash and cash equivalents at beginning of period	393	634	336

Cash and cash equivalents at end of period	$465	$393	$634

Interest payments	$1,979	$2,163	$893
Income tax payments, net of refunds	$716	$421	$1,087

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ACCOUNTING POLICIES

Merger, Recapitalization and Reporting Entity

On November 17, 2006 HCA Inc. (the “Company”) completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC, a Delaware limited liability company owned by a private investor group including affiliates of Bain Capital Partners, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934. Our common stock is not traded on a national securities exchange.

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2008, these affiliates owned and operated 158 hospitals, 97 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

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

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $174 million, $169 million and $187 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $32 million, $47 million and $55 million in 2008, 2007 and 2006, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $35 million, $83 million and $62 million in 2008, 2007 and 2006, respectively.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $382 million and $370 million at December 31, 2008 and 2007, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2008, 2007 and 2006, 23%, 24% and 25%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program and 6%, 5% and 5%, respectively, of our revenues related to patients participating in managed Medicare programs. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance (prior to 2007, we wrote accounts off upon their return from the primary external agency). Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2008 and 2007, our allowance for doubtful accounts represented approximately 93% and 89%, respectively, of the $5.838 billion and $4.825 billion, respectively, patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated (“pending Medicaid accounts”). Revenue days in accounts receivable were 49 days, 53 days and 53 days at December 31, 2008, 2007 and 2006, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

Depreciation expense, computed using the straight-line method, was $1.412 billion in 2008, $1.421 billion in 2007, and $1.384 billion in 2006. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2008 and 2007 was $650 million and $652 million, respectively, and accumulated amortization was $192 million and $113 million, respectively. Amortization of deferred loan costs is included in interest expense and was $79 million, $78 million and $18 million for 2008, 2007 and 2006, respectively.

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

Investments of Insurance Subsidiary

At December 31, 2008 and 2007, the investments of our wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. We recognized goodwill impairments of $48 million during 2008. No goodwill impairments were recognized during 2007 and 2006.

During 2008, goodwill increased by $43 million related to acquisitions, decreased by $14 million related to facility sales, decreased by $48 million related to impairments and decreased by $30 million related to foreign currency translation and other adjustments. During 2007, goodwill increased by $44 million related to acquisitions, decreased by $45 million related to facility sales and increased by $29 million related to foreign currency translation and other adjustments.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Physician Recruiting Agreements

In order to recruit physicians to meet the needs of our hospitals and the communities they serve, we enter into minimum revenue guarantee arrangements to assist the recruited physicians during the period they are relocating and establishing their practices. A guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the stand-ready obligation undertaken in issuing the guarantee. We expense the total estimated guarantee liability amount at the time the physician recruiting agreement becomes effective as we are not able to justify recording a contract-based asset based upon our analysis of the related control, regulatory and legal considerations.

The physician recruiting liability amounts of $27 million and $22 million at December 31, 2008 and 2007, respectively, represent the amount of expense recognized in excess of payments made through December 31, 2008 and 2007, respectively. At December 31, 2008 the maximum amount of all effective minimum revenue guarantees that could be paid prospectively was $66 million.

Professional Liability Claims

Reserves for professional liability risks were $1.387 billion and $1.513 billion at December 31, 2008 and 2007, respectively. The current portion of the reserves, $279 million and $280 million at December 31, 2008 and 2007, respectively, is included in “other accrued expenses” in the consolidated balance sheet. Provisions for losses related to professional liability risks were $175 million, $163 million and $217 million for 2008, 2007 and 2006, respectively, and are included in “other operating expenses” in our consolidated income statement. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,800 and 2,600 individual claims at December 31, 2008 and 2007, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2008 and 2007, $314 million and $236 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed our estimates.

A portion of our professional liability risks is insured through a wholly-owned insurance subsidiary. Subject to a $5 million per occurrence self-insured retention (in place since January 1, 2007), our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence. The insurance subsidiary has obtained reinsurance for professional liability risks generally above a retention level of $15 million per occurrence. We also maintain professional liability insurance with unrelated commercial carriers for losses in excess of amounts insured by our insurance subsidiary.

The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts include $28 million and $14 million at December 31, 2008 and 2007, respectively, recorded in “other assets” and $29 million and $30 million at December 31, 2008 and 2007, respectively, recorded in “other current assets”.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Financial Instruments

Derivative financial instruments are employed to manage risks, including interest rate and foreign currency exposures, and are not used for trading or speculative purposes. We recognize derivative instruments, such as interest rate swap agreements and foreign exchange contracts, in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity, as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings, along with the changes in the fair value of the hedged items that relate to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the forecasted transactions when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

On November 17, 2006, pursuant to the terms of the Merger Agreement, the Investors consummated the acquisition of the Company through the merger of Merger Sub with and into the Company. The Company was the surviving corporation in the Merger. At December 31, 2008, 97.3% of our common stock is owned by the Investors and certain other investors, with the remainder being owned by certain members of management and employees of the Company.

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

The stockholder agreements, among other things, contain agreements among the parties with respect to restrictions on the transfer of shares, including tag along rights and drag along rights, registration rights (including customary indemnification provisions) and other rights. Pursuant to the management stockholder agreements, the applicable employees can elect to have the Company redeem their common stock and vested stock options in the events of death or permanent disability, prior to the consummation of the initial public offering of common stock by the Company. At December 31, 2008, 1,698,400 common shares and 2,937,000 vested stock options were subject to these contingent redemption terms.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	MERGER AND RECAPITALIZATION (Continued)

Management Agreement

Affiliates of the Investors entered into a management agreement with us pursuant to which such affiliates will provide us with management services. Under the management agreement, the affiliates of the Investors are entitled to receive an aggregate annual management fee of $15 million, which amount will increase annually, beginning in 2008, at a rate equal to the percentage increase in Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The management agreement has an initial term expiring on December 31, 2016, provided that the term will be extended annually for one additional year unless we or the Investors provide notice to the other of their desire not to automatically extend the term. In addition, the management agreement provides that the affiliates of the Investors are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also contains customary exculpation and indemnification provisions in favor of the Investors and their affiliates.

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

option grants, except the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 1,797,200 are outstanding and exercisable at December 31, 2008.

SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow. Tax benefits of $7 million, $1 million and $97 million from tax deductions in excess of amounts recognized as compensation cost were reported as financing cash flows in 2008, 2007 and 2006, respectively.

2006 Stock Incentive Plan

In connection with the Recapitalization, the 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) was established. The 2006 Plan is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers and to motivate management personnel by means of incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. A portion of the options under the 2006 Plan vests solely based upon continued employment over a specific period of time, and a portion of the options vests based both upon continued employment over a specific period of time and upon the achievement of predetermined financial and Investor return targets over time. We granted 357,500 and 9,328,000 options under the 2006 Plan during 2008 and 2007, respectively. As of December 31, 2008, 1,186,200 options granted under the 2006 Plan have vested, and there were 1,788,300 shares available for future grants under the 2006 Plan.

2005 Equity Incentive Plan

Prior to the Recapitalization, the HCA 2005 Equity Incentive Plan was the primary plan under which stock options and restricted stock were granted to officers, employees and directors. Upon consummation of the Recapitalization, all shares of restricted stock became fully vested, were cancelled and converted into the right to receive a cash payment of $51.00 per restricted share. During 2006, we recognized $247 million of compensation costs related to restricted share grants. The acceleration of vesting of restricted stock resulted in the recognition of $201 million of the total compensation expense related to restricted stock for 2006.

A summary of restricted share activity during 2006 follows (share amounts in thousands):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Restricted shares, December 31, 2005	3,748	$43.42
Granted	2,979	49.11
Vested	(494)	41.40
Cancelled	(232)	45.98
Settled in Recapitalization	(6,001)	46.31

Restricted shares, December 31, 2006	—	—

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

	2008	2007	2006

Risk-free interest rate	2.50%	4.86%	4.70%
Expected volatility	30%	30%	24%
Expected life, in years	4	5	5
Expected dividend yield	—	—	1.09%

Information regarding stock option activity during 2008, 2007 and 2006 is summarized below (share amounts in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(dollars in millions)

Options outstanding, December 31, 2005	27,806	$36.35
Granted	2,566	48.64
Exercised	(5,220)	26.24
Cancelled	(1,008)	49.76
Settled in Recapitalization	(13,177)	36.22
Rolled over in Recapitalization — existing	(10,967)	42.98
Rolled over in Recapitalization — new	2,285	12.50

Options outstanding, December 31, 2006	2,285	12.50
Granted	9,328	51.34
Exercised	(36)	12.75
Cancelled	(405)	51.00

Options outstanding, December 31, 2007	11,172	43.54
Granted	357	58.21
Exercised	(480)	15.01
Cancelled	(412)	51.14

Options outstanding, December 31, 2008	10,637	45.02	7.5 years	$115

Options exercisable, December 31, 2008	2,937	$27.55	5.6 years	$83

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SHARE-BASED COMPENSATION (Continued)

Stock Option Activity — All Plans (Continued)

The weighted average fair values of stock options granted during 2008, 2007 and 2006 were $14.01, $16.01 and $10.76 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2008 was $20 million.

NOTE 4 —	ACQUISITIONS AND DISPOSITIONS

During 2008, we paid $18 million to acquire one hospital and $67 million to acquire other health care entities. During 2007, we did not acquire any hospitals, but paid $32 million for other health care entities. During 2006, we paid $63 million to acquire three hospitals and $49 million to acquire other health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $43 million, $44 million and $38 million in 2008, 2007 and 2006, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of the acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2008, we received proceeds of $143 million and recognized a net pretax gain of $81 million ($48 million after tax) on the sales of two hospitals. We also received proceeds of $50 million and recognized a net pretax gain of $16 million ($10 million after tax) from sales of other health care entities and real estate investments. During 2007, we received proceeds of $661 million and recognized a net pretax gain of $443 million ($272 million after tax) from sales of three hospitals. We also received proceeds of $106 million and recognized a net pretax gain of $28 million ($18 million after tax) from sales of real estate investments. During 2006, we received proceeds of $560 million and recognized a net pretax gain of $176 million ($85 million after tax) on the sales of nine hospitals. We also received proceeds of $91 million and recognized a net pretax gain of $29 million ($18 million after tax) from sales of real estate investments and our equity investment in a hospital joint venture.

NOTE 5 —	IMPAIRMENTS OF LONG-LIVED ASSETS

During 2008, we recorded pretax charges of $64 million to reduce the carrying value of identified assets to estimated fair value. The $64 million asset impairment includes $55 million related to other health care entity investments in our Eastern Group and $9 million related to certain hospital facilities in our Central Group. During 2007, we recorded a pretax charge of $24 million to adjust the value of a building in our Central Group to estimated fair value. During 2006, the carrying value for a closed hospital was reduced to fair value, based upon estimates of sales value, resulting in a pretax charge of $16 million that affected our Corporate and Other Group. During 2006, we also decided to terminate a construction project and incurred a pretax charge of $8 million that affected our Corporate and Other Group.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category by $16 million, $24 million and $24 million in 2008, 2007 and 2006, respectively.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2008	2007	2006

Current:
Federal	$699	$566	$993
State	56	37	62
Foreign	25	32	35
Deferred:
Federal	(505)	(391)	(426)
State	(29)	(62)	(43)
Foreign	22	134	5

	$268	$316	$626

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	0.2	0.4
Change in liability for uncertain tax positions	(7.4)	(7.2)	—
Nondeductible intangible assets	0.4	—	1.5
Tax exempt interest income	(2.5)	(2.1)	(1.1)
Other items, net	(0.7)	0.7	1.8

Effective income tax rate	28.5%	26.6%	37.6%

As a result of a settlement reached with the Appeals Division of the Internal Revenue Service (the “IRS”) and the revision of a proposed IRS adjustment related to prior taxable years, we reduced our provision for income taxes by $69 million in 2008. Our 2007 provision for income taxes was reduced by $85 million, principally based on new information received related to tax positions taken in a prior taxable year, and by an additional $39 million to adjust 2006 state tax accruals to the amounts reported on completed tax returns and based upon an analysis of the Recapitalization costs.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$324	$—	$329
Allowances for professional liability and other risks	244	—	197	—
Accounts receivable	1,263	—	884	—
Compensation	201	—	156	—
Other	786	287	633	259

	$2,494	$611	$1,870	$588

At December 31, 2008, state net operating loss carryforwards (expiring in years 2009 through 2028) available to offset future taxable income approximated $145 million. Utilization of net operating loss carryforwards in any

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INCOME TAXES (Continued)

one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

We are currently contesting before the IRS Appeals Division certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and 17 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year for 13 affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of December 31, 2008. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects a $20 million ($12 million net of tax) reduction in interest related to taxing authority examinations for the year ended December 31, 2008 and interest expense of $17 million ($11 million net of tax) for the year ended December 31, 2007.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2008	2007

Balance at January 1	$622	$555
Additions based on tax positions related to the current year	32	70
Additions for tax positions of prior years	55	112
Reductions for tax positions of prior years	(57)	(101)
Settlements	(162)	2
Lapse of applicable statutes of limitations	(8)	(16)

Balance at December 31	$482	$622

During 2008, we reached a settlement with the IRS Appeals Division relating to the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of the settlement, $111 million of the $215 million refundable deposit made in 2006 has been applied to tax and interest due for the 2001 and 2002 taxable years.

Our liability for unrecognized tax benefits was $625 million, including accrued interest of $156 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2008 ($828 million, $218 million and $12 million, respectively, as of December 31, 2007). Unrecognized tax benefits of $264 million ($489 million as of December 31, 2007) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the balance of a refundable deposit we made in 2006, which is recorded in noncurrent assets.

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

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$808	$20	$(23)	$805
Auction rate securities	576	—	(40)	536
Asset-backed securities	51	1	(5)	47
Money market funds	226	—	—	226

	1,661	21	(68)	1,614

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks and other equities	3	—	—	3

	9	—	(1)	8

	$1,670	$21	$(69)	1,622

Amounts classified as current assets				(200)

Investment carrying value				$1,422

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2007
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$944	$23	$(2)	$965
Auction rate securities	731	—	—	731
Asset-backed securities	59	1	—	60
Corporate	2	—	—	2
Money market funds	109	—	—	109

	1,845	24	(2)	1,867

Equity securities:
Preferred stocks	26	—	(1)	25
Common stocks and other equities	7	—	—	7

	33	—	(1)	32

	$1,878	$24	$(3)	1,899

Amounts classified as current assets				(230)

Investment carrying value				$1,669

At December 31, 2008 and 2007 the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At December 31, 2008 and 2007, $119 million and $106 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at December 31, 2008 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$313	$314
Due after one year through five years	305	311
Due after five years through ten years	252	254
Due after ten years	164	152

	1,034	1,031
Auction rate securities	576	536
Asset-backed securities	51	47

	$1,661	$1,614

The average expected maturity of the investments in debt securities at December 31, 2008 was 3.9 years, compared to the average scheduled maturity of 12.8 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

maturities for our auction rate and asset-backed securities at December 31, 2008 were 5.5 years and 6.9 years, respectively, compared to average scheduled maturities of 25.5 years and 26.2 years, respectively.

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2008	2007	2006

Debt securities:
Cash proceeds	$23	$272	$401
Gross realized gains	—	8	1
Gross realized losses	—	1	2
Equity securities:
Cash proceeds	$4	$87	$1,509
Gross realized gains	2	1	256
Gross realized losses	2	—	12

NOTE 8 —	FINANCIAL INSTRUMENTS

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2008 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$4,000	November 2011	$(327)
Pay-fixed interest rate swap	4,000	November 2011	(301)
Pay-fixed interest rate swap	500	March 2011	(15)
Pay-fixed interest rate swap	500	March 2011	(14)

The fair value of the interest rate swaps at December 31, 2008 represents the estimated amounts we would pay upon termination of these agreements.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies (Great Britain Pound and Euro), other than the functional currencies (United States Dollar and Great Britain Pound) of the parties executing the trade. In order to better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we entered into various cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	FINANCIAL INSTRUMENTS (Continued)

Cross Currency Swaps (Continued)

Certain of our cross currency swaps were not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth these cross currency swap agreements at December 31, 2008 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar Currency Swap	557 Euro	December 2011	$81
Euro — Great Britain Pound (GBP) Currency Swap	27 GBP	December 2011	16

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at December 31, 2008 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

GBP — United States Dollar Currency Swap	50 GBP	November 2010	$(13)
GBP — United States Dollar Currency Swap	50 GBP	November 2010	(13)

The fair value of the cross currency swaps at December 31, 2008 represents the estimated amounts we would receive (pay) upon termination of these agreements.

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

Cash Traded Investments (Continued)

reasonable levels of price transparency. Certain types of cash traded instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include auction rate securities (“ARS”) and limited partnership investments. The transaction price is initially used as the best estimate of fair value.

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $536 million ($573 million par value) at December 31, 2008. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2008, certain issuers of our ARS redeemed $93 million of our securities at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy at December 31, 2008.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

Derivative Financial Instruments (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,622	$227	$857	$538
Less amounts classified as current assets	(200)	(200)	—	—

	1,422	27	857	538
Cross currency swaps (Other assets)	97	—	—	97
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	657	—	—	657
Cross currency swaps (Income taxes and other liabilities)	26	—	—	26

The following table summarizes the activity related to the investments of our insurance subsidiary and our cross currency and interest rate swaps which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2008 (dollars in millions):

	Investments	Cross	Interest
	of Insurance	Currency	Rate
	Subsidiary	Swaps (net)	Swaps

Balance at December 31, 2007	$4	$—	$—
Realized gains and losses included in earnings	2	—	—
Unrealized gains and losses included in other comprehensive income	(41)	—	—
Purchases, issuances and settlements	(95)	—	—
Transfers into Level 3	668	71	657

Balance at December 31, 2008	$538	$71	$657

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2008, follows (dollars in millions):

	2008	2007

Senior secured asset-based revolving credit facility (effective interest rate of 2.8%)	$2,000	$1,350
Senior secured revolving credit facility (effective interest rate of 2.7%)	50	—
Senior secured term loan facilities (effective interest rate of 6.0%)	12,002	12,317
Other senior secured debt (effective interest rate of 6.8%)	406	427

First lien debt	14,458	14,094

Senior secured cash-pay notes (effective interest rate of 9.6%)	4,200	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	5,700	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	6,831	7,514

Total debt (average life of six years, rates averaging 6.9%)	26,989	27,308
Less amounts due within one year	404	308

	$26,585	$27,000

Senior Secured Credit Facilities

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria (fully utilized at December 31, 2008) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.858 billion available at December 31, 2008 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($2.525 billion outstanding at December 31, 2008), a $8.800 billion term loan B ($8.624 billion outstanding at December 31, 2008) and a €1.000 billion European term loan (€611 million, or $853 million, outstanding at December 31, 2008) under which one of our European subsidiaries is the borrower.

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

The ABL facility and the $2.000 billion revolving credit facility portion of the cash flow credit facility expire November 2012. The term loan facilities require quarterly installment payments. The final payment under term loan A is in November 2012. The final payments under term loan B and the European term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy and maintain a maximum total leverage ratio covenant under the cash flow facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities (Continued)

We use interest rate swap agreements to manage the floating rate exposure of our debt portfolio. We entered into interest rate swap agreements, in a total notional amount of $9 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The effect of the interest rate swaps is reflected in the effective interest rate for the senior secured credit facilities.

Senior Secured Notes

In November 2006, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% cash/10 3/8% in-kind senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. In November 2008, we elected to make an interest payment for the interest period ending in May 2009 by paying in-kind instead of paying interest in cash.

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

Maturities of long-term debt in years 2010 through 2013 are $1.144 billion, $896 million, $4.707 billion and $10.095 billion, respectively.

The estimated fair value of our long-term debt was $20.225 billion and $26.127 billion at December 31, 2008 and 2007, respectively, compared to carrying amounts aggregating $26.989 billion and $27.308 billion, respectively. The estimates of fair value are generally based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities.

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

Capital Stock

The Company’s certificate of incorporation and by-laws were amended and restated, effective March 27, 2008 and March 26, 2008, respectively. The amended and restated certificate of incorporation authorizes the Company to issue up to 125,000,000 shares of common stock, and the amended and restated by-laws set the number of directors constituting the board of directors of the Company at not less than one nor more than 15.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	CAPITAL STOCK AND STOCK REPURCHASES (Continued)

Stock Repurchase Program

In 2005, we announced the authorization of a modified “Dutch” auction tender offer to purchase up to $2.500 billion of our common stock. During 2006, we repurchased 13.0 million shares of our common stock for $653 million, through open market purchases, which completed this authorization.

NOTE 13 —	EMPLOYEE BENEFIT PLANS

We maintained a noncontributory, defined contribution retirement plan which covered substantially all employees. Benefits were determined as a percentage of a participant’s salary and vest over specified periods of employee service. Retirement plan expense was $46 million for 2008, $203 million for 2007 and $190 million for 2006. Amounts approximately equal to retirement plan expense are funded annually. Effective April 1, 2008, the noncontributory plan and the related participant account balances were merged into the contributory HCA 401(k) Plan.

We maintain contributory, defined contribution benefit plans that are available to employees who meet certain minimum requirements. Certain of the plans require that we match specified percentages of participant contributions up to certain maximum levels (generally, 100% of the first 3% to 9%, depending upon years of vesting service, of compensation deferred by participants for periods subsequent to March 31, 2008, and 50% of the first 3% of compensation deferred by participants for periods prior to April 1, 2008). The cost of these plans totaled $233 million for 2008, $86 million for 2007 and $71 million for 2006. Our contributions are funded periodically during each year.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Compensation expense under the plan was $20 million for 2008, $20 million for 2007 and $15 million for 2006. Accrued benefits liabilities under this plan totaled $133 million at December 31, 2008 and $109 million at December 31, 2007.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Compensation expense under these plans was $24 million for 2008, $27 million for 2007, and $31 million for 2006. Accrued benefits liabilities under these plans totaled $142 million at December 31, 2008 and $48 million at December 31, 2007.

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the years ended December 31, 2008, 2007 and 2006, approximately 23%, 24% and 25%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program.

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

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

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

	For the Years Ended December 31,
	2008	2007	2006

Revenues:
Eastern Group	$8,570	$8,204	$7,775
Central Group	6,740	6,302	5,917
Western Group	12,118	11,378	10,495
Corporate and other	946	974	1,290

	$28,374	$26,858	$25,477

Equity in earnings of affiliates:
Eastern Group	$(2)	$(2)	$(6)
Central Group	(2)	8	(3)
Western Group	(219)	(212)	(187)
Corporate and other	—	—	(1)

	$(223)	$(206)	$(197)

Adjusted segment EBITDA:
Eastern Group	$1,288	$1,268	$1,196
Central Group	1,061	1,082	975
Western Group	2,270	2,196	2,088
Corporate and other	(45)	46	211

	$4,574	$4,592	$4,470

Depreciation and amortization:
Eastern Group	$358	$369	$363
Central Group	359	364	329
Western Group	552	529	492
Corporate and other	147	164	207

	$1,416	$1,426	$1,391

Adjusted segment EBITDA	$4,574	$4,592	$4,470
Depreciation and amortization	1,416	1,426	1,391
Interest expense	2,021	2,215	955
Gains on sales of facilities	(97)	(471)	(205)
Impairment of long-lived assets	64	24	24
Transaction costs	—	—	442

Income before minority interests and income taxes	$1,170	$1,398	$1,863

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	As of December 31,
	2008	2007

Assets:
Eastern Group	$4,906	$4,928
Central Group	5,251	5,157
Western Group	8,597	8,152
Corporate and other	5,526	5,788

	$24,280	$24,025

	Eastern	Central	Western	Corporate
	Group	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2007	$628	$1,015	$749	$237	$2,629
Acquisitions	38	—	5	—	43
Sales	(14)	—	—	—	(14)
Impairments	(48)	—	—	—	(48)
Foreign currency translation and other	(2)	(2)	—	(26)	(30)

Balance at December 31, 2008	$602	$1,013	$754	$211	$2,580

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

				Change
	Unrealized	Foreign		in Fair
	Gains (Losses) on	Currency	Defined	Value of
	Available-for-Sale	Translation	Benefit	Derivative
	Securities	Adjustments	Plans	Instruments	Total

Balances at December 31, 2005	$118	$30	$(18)	$—	$130
Unrealized gains on available-for-sale securities, net of $30 of income taxes	53	—	—	—	53
Gains reclassified into earnings from other comprehensive income, net of $88 of income taxes	(155)	—	—	—	(155)
Foreign currency translation adjustments, net of $10 of income taxes	—	19	—	—	19
Defined benefit plans, net of $30 income tax benefit	—	—	(49)	—	(49)
Change in fair value of derivative instruments, net of $10 of income taxes	—	—	—	18	18

Balances at December 31, 2006	16	49	(67)	18	16
Unrealized gains on available-for-sale securities, net of $1 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $3 income tax benefit	—	(7)	—	—	(7)
Gains reclassified into earnings from other comprehensive income, net of $3 and $5, respectively, of income taxes	(5)	(8)	—	—	(13)
Defined benefit plans, net of $14 of income taxes	—	—	23	—	23
Change in fair value of derivative instruments, net of $112 income tax benefit	—	—	—	(194)	(194)

Balances at December 31, 2007	14	34	(44)	(176)	(172)
Unrealized losses on available-for-sale securities, net of $25 income tax benefit	(44)	—	—	—	(44)
Foreign currency translation adjustments, net of $33 income tax benefit	—	(62)	—	—	(62)
Defined benefit plans, net of $36 income tax benefit	—	—	(62)	—	(62)
Change in fair value of derivative instruments, net of $152 income tax benefit	—	—	—	(264)	(264)

Balances at December 31, 2008	$(30)	$(28)	$(106)	$(440)	$(604)

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2008	2007

Professional liability risks	$279	$280
Interest	212	223
Employee benefit plans	89	217
Income taxes	224	190
Taxes other than income	189	139
Other	289	342

	$1,282	$1,391

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2006	$2,897	$2,660	$(2,129)	$3,428
Year ended December 31, 2007	3,428	3,130	(2,269)	4,289
Year ended December 31, 2008	4,289	3,409	(2,263)	5,435

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION

The senior secured credit facilities and senior secured notes described in Note 10 are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility).

Our condensed consolidating balance sheets at December 31, 2008 and 2007 and condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2008, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$16,507	$11,867	$—	$28,374

Salaries and benefits	—	6,846	4,594	—	11,440
Supplies	—	2,671	1,949	—	4,620
Other operating expenses	(6)	2,444	2,116	—	4,554
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Equity in earnings of affiliates	(2,100)	(82)	(141)	2,100	(223)
Gains on investments	—	1	(1)	—	—
Depreciation and amortization	—	776	640	—	1,416
Interest expense	2,190	(328)	159	—	2,021
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairment of long-lived assets	—	—	64	—	64
Management fees	—	(426)	426	—	—

	84	13,970	11,050	2,100	27,204

Income (loss) before minority interests and income taxes	(84)	2,537	817	(2,100)	1,170
Minority interests in earnings of consolidated entities	—	53	176	—	229

Income (loss) before income taxes	(84)	2,484	641	(2,100)	941
Provision for income taxes	(757)	803	222	—	268

Net income (loss)	$673	$1,681	$419	$(2,100)	$673

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$15,598	$11,260	$—	$26,858

Salaries and benefits	—	6,441	4,273	—	10,714
Supplies	—	2,549	1,846	—	4,395
Other operating expenses	(2)	2,279	1,964	—	4,241
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Equity in earnings of affiliates	(2,245)	(90)	(116)	2,245	(206)
Gains on investments	—	—	(8)	—	(8)
Depreciation and amortization	—	779	647	—	1,426
Interest expense	2,161	(95)	149	—	2,215
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(392)	392	—	—

	(86)	13,410	9,891	2,245	25,460

Income (loss) before minority interests and income taxes	86	2,188	1,369	(2,245)	1,398
Minority interests in earnings of consolidated entities	—	28	180	—	208

Income (loss) before income taxes	86	2,160	1,189	(2,245)	1,190
Provision for income taxes	(788)	712	392	—	316

Net income (loss)	$874	$1,448	$797	$(2,245)	$874

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$14,913	$10,564	$—	$25,477

Salaries and benefits	—	6,319	4,090	—	10,409
Supplies	—	2,487	1,835	—	4,322
Other operating expenses	—	2,253	1,803	—	4,056
Provision for doubtful accounts	—	1,652	1,008	—	2,660
Equity in earnings of affiliates	(1,995)	(79)	(118)	1,995	(197)
Gains on investments	—	—	(243)	—	(243)
Depreciation and amortization	—	755	636	—	1,391
Interest expense	895	(99)	159	—	955
Gains on sales of facilities	—	7	(212)	—	(205)
Impairment of long-lived assets	—	5	19	—	24
Transaction costs	429	25	(12)	—	442
Management fees	—	(377)	377	—	—

	(671)	12,948	9,342	1,995	23,614

Income (loss) before minority interests and income taxes	671	1,965	1,222	(1,995)	1,863
Minority interests in earnings of consolidated entities	—	21	180	—	201

Income (loss) before income taxes	671	1,944	1,042	(1,995)	1,662
Provision for income taxes	(365)	612	379	—	626

Net income (loss)	$1,036	$1,332	$663	$(1,995)	$1,036

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$134	$331	$—	$465
Accounts receivable, net	—	2,214	1,566	—	3,780
Inventories	—	455	282	—	737
Deferred income taxes	914	—	—	—	914
Other	—	140	265	—	405

	914	2,943	2,444	—	6,301

Property and equipment, net	—	7,122	4,407	—	11,529
Investments of insurance subsidiary	—	—	1,422	—	1,422
Investments in and advances to affiliates	—	243	599	—	842
Goodwill	—	1,643	937	—	2,580
Deferred loan costs	458	—	—	—	458
Investments in and advances to subsidiaries	19,290	—	—	(19,290)	—
Other	1,050	31	67	—	1,148

	$21,712	$11,982	$9,876	$(19,290)	$24,280

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$881	$489	$—	$1,370
Accrued salaries	—	549	305	—	854
Other accrued expenses	435	284	563	—	1,282
Long-term debt due within one year	355	—	49	—	404

	790	1,714	1,406	—	3,910
Long-term debt	26,089	99	397	—	26,585
Intercompany balances	3,663	(8,136)	4,473	—	—
Professional liability risks	—	—	1,108	—	1,108
Income taxes and other liabilities	1,270	379	133	—	1,782
Minority interests in equity of consolidated entities	—	138	857	—	995

	31,812	(5,806)	8,374	—	34,380
Equity securities with contingent redemption rights	155	—	—	—	155

Stockholders’ (deficit) equity	(10,255)	17,788	1,502	(19,290)	(10,255)

	$21,712	$11,982	$9,876	$(19,290)	$24,280

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$165	$228	$—	$393
Accounts receivable, net	—	2,248	1,647	—	3,895
Inventories	—	432	278	—	710
Deferred income taxes	592	—	—	—	592
Other	—	123	492	—	615

	592	2,968	2,645	—	6,205

Property and equipment, net	—	6,960	4,482	—	11,442
Investments of insurance subsidiary	—	—	1,669	—	1,669
Investments in and advances to affiliates	—	221	467	—	688
Goodwill	—	1,644	985	—	2,629
Deferred loan costs	539	—	—	—	539
Investments in and advances to subsidiaries	17,190	—	—	(17,190)	—
Other	798	18	37	—	853

	$19,119	$11,811	$10,285	$(17,190)	$24,025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$883	$487	$—	$1,370
Accrued salaries	—	515	265	—	780
Other accrued expenses	411	372	608	—	1,391
Long-term debt due within one year	271	—	37	—	308

	682	1,770	1,397	—	3,849
Long-term debt	26,439	103	458	—	27,000
Intercompany balances	1,368	(6,524)	5,156	—	—
Professional liability risks	—	—	1,233	—	1,233
Income taxes and other liabilities	1,004	238	137	—	1,379
Minority interests in equity of consolidated entities	—	117	821	—	938

	29,493	(4,296)	9,202	—	34,399
Equity securities with contingent redemption rights	164	—	—	—	164

Stockholders’ (deficit) equity	(10,538)	16,107	1,083	(17,190)	(10,538)

	$19,119	$11,811	$10,285	$(17,190)	$24,025

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$673	$1,681	$419	$(2,100)	$673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Depreciation and amortization	—	776	640	—	1,416
Income taxes	(448)	—	—	—	(448)
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairment of long-lived assets	—	—	64	—	64
Amortization of deferred loan costs	79	—	—	—	79
Change in minority interests	—	21	15	—	36
Share-based compensation	32	—	—	—	32
Equity in earnings of affiliates	(2,100)	—	—	2,100	—
Decrease in cash from operating assets and liabilities	(11)	(2,085)	(1,271)	—	(3,367)
Other	—	(19)	19	—	—

Net cash provided by (used in) operating activities	(1,775)	2,442	1,130	—	1,797

Cash flows from investing activities:
Purchase of property and equipment	—	(927)	(673)	—	(1,600)
Acquisition of hospitals and health care entities	—	(34)	(51)	—	(85)
Disposal of hospitals and health care entities	—	27	166	—	193
Change in investments	—	(26)	47	—	21
Other	—	(4)	8	—	4

Net cash used in investing activities	—	(964)	(503)	—	(1,467)

Cash flows from financing activities:
Net change in revolving bank credit facility	700	—	—	—	700
Repayment of long-term debt	(851)	(4)	(105)	—	(960)
Changes in intercompany balances with affiliates, net	1,935	(1,505)	(430)	—	—
Other	(9)	—	11	—	2

Net cash provided by (used in) financing activities	1,775	(1,509)	(524)	—	(258)

Change in cash and cash equivalents	—	(31)	103	—	72
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$134	$331	$—	$465

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$874	$1,448	$797	$(2,245)	$874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Depreciation and amortization	—	779	647	—	1,426
Income taxes	(105)	—	—	—	(105)
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Amortization of deferred loan costs	78	—	—	—	78
Change in minority interests	—	16	24	—	40
Share-based compensation	24	—	—	—	24
Equity in earnings of affiliates	(2,245)	—	—	2,245	—
Decrease in cash from operating assets and liabilities	(6)	(2,127)	(1,482)	—	(3,615)
Other	7	18	(34)	—	(9)

Net cash provided by (used in) operating activities	(1,373)	2,073	696	—	1,396

Cash flows from investing activities:
Purchase of property and equipment	—	(640)	(804)	—	(1,444)
Acquisition of hospitals and health care entities	—	(11)	(21)	—	(32)
Disposal of hospitals and health care entities	—	24	743	—	767
Change in investments	—	3	204	—	207
Other	—	(8)	31	—	23

Net cash provided by (used in) investing activities	—	(632)	153	—	(479)

Cash flows from financing activities:
Net change in revolving bank credit facility	(520)	—	—	—	(520)
Repayment of long-term debt	(255)	(4)	(491)	—	(750)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	2,059	(1,554)	(505)	—	—
Other	(11)	—	23	—	12

Net cash provided by (used in) financing activities	1,373	(1,558)	(973)	—	(1,158)

Change in cash and cash equivalents	—	(117)	(124)	—	(241)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$165	$228	$—	$393

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2006
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,036	$1,332	$663	$(1,995)	$1,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	1,652	1,008	—	2,660
Depreciation and amortization	—	755	636	—	1,391
Income taxes	(552)	—	—	—	(552)
Gains on sales of facilities	—	7	(212)	—	(205)
Impairment of long-lived assets	—	5	19	—	24
Amortization of deferred loan costs	18	—	—	—	18
Change in minority interests	—	18	40	—	58
Share-based compensation	324	—	—	—	324
Equity in earnings of affiliates	(1,995)	—	—	1,995	—
Increase (decrease) in cash from operating assets and liabilities	78	(1,552)	(1,466)	—	(2,940)
Other	56	2	(27)	—	31

Net cash provided by (used in) operating activities	(1,035)	2,219	661	—	1,845

Cash flows from investing activities:
Purchase of property and equipment	—	(1,058)	(807)	—	(1,865)
Acquisition of hospitals and health care entities	—	(29)	(83)	—	(112)
Disposal of hospitals and health care entities	—	108	543	—	651
Change in investments	—	13	13	—	26
Other	—	(4)	(3)	—	(7)

Net cash used in investing activities	—	(970)	(337)	—	(1,307)

Cash flows from financing activities:
Issuances of long-term debt	21,207	—	551	—	21,758
Net change in revolving bank credit facility	(435)	—	—	—	(435)
Repayment of long-term debt	(3,621)	(3)	(104)	—	(3,728)
Issuances of common stock	108	—	—	—	108
Repurchases of common stock	(653)	—	—	—	(653)
Recapitalization-repurchase of common stock	(20,364)	—	—	—	(20,364)
Recapitalization-equity contributions	3,782	—	—	—	3,782
Payment of debt issuance costs	(586)	—	—	—	(586)
Payment of cash dividends	(201)	—	—	—	(201)
Changes in intercompany balances with affiliates, net	1,719	(1,095)	(624)	—	—
Other	79	—	—	—	79

Net cash provided by (used in) financing activities	1,035	(1,098)	(177)	—	(240)

Change in cash and cash equivalents	—	151	147	—	298
Cash and cash equivalents at beginning of period	—	131	205	—	336

Cash and cash equivalents at end of period	$—	$282	$352	$—	$634

Healthtrust, Inc. — The Hospital Company (“Healthtrust”) is the first-tier subsidiary of HCA Inc. The common stock of Healthtrust has been pledged as collateral for the senior secured credit facilities and senior secured notes described in Note 10. Rule 3-16 of Regulation S-X under the Securities Act requires the filing of separate financial

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

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

Reconciliations of the HCA Inc. Consolidated Statements of Stockholders’ (Deficit) Equity and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s (Deficit) Equity and Consolidated Statements of Cash Flows presentations for the years ended December 31, 2008, 2007 and 2006 are as follows (dollars in millions):

	2008	2007	2006

Presentation in HCA Inc. Consolidated Statements of Stockholders’ (Deficit) Equity:
Recapitalization-repurchase of common stock	$—	$—	$(21,373)
Recapitalization-equity contribution	—	—	4,477
Cash dividends declared	—	—	(139)
Stock repurchases	—	—	(653)
Stock options exercised	—	—	163
Employee benefit plan issuances	—	—	366
Equity contributions	—	60	—
Share-based benefit plans	40	24	—
Other	2	28	—

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s (Deficit) Equity:
Distributions from (to) HCA Inc., net of contributions to (from) HCA Inc.	$42	$112	$(17,159)

Presentation in HCA Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Issuances of common stock	$—	$100	$108
Repurchases of common stock	—	—	(653)
Recapitalization-repurchase of common stock	—	—	(20,364)
Recapitalization-equity contributions	—	—	3,782
Payment of cash dividends	—	—	(201)
Other	(9)	(2)	—

Presentation in Healthtrust Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Net cash distributions from (to) HCA Inc.	$(9)	$98	$(17,328)

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the tables above, the separate consolidated financial statements of Healthtrust are not presented.

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions)

	2008
	First		Second		Third		Fourth

Revenues	$7,127		$6,980		$7,002		$7,265
Net income	$170	(a)	$141	(b)	$86	(c)	$276	(d)

	2007
	First		Second		Third		Fourth

Revenues	$6,677		$6,729		$6,569		$6,883
Net income	$180	(e)	$116	(f)	$300	(g)	$278	(h)

(a)	First quarter results include $30 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(b)	Second quarter results include $6 million of losses on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $6 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(c)	Third quarter results include $29 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $28 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $5 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $6 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(e)	First quarter results include $2 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(f)	Second quarter results include $7 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements) and $15 million of costs related to the impairment of long-lived assets (See NOTE 5 of the notes to consolidated financial statements).

(g)	Third quarter results include $193 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).

(h)	Fourth quarter results include $88 million of gains on sales of facilities (See NOTE 4 of the notes to consolidated financial statements).