Form 10-Q
period 2009-03-31
HCA INC/TN
filed 2009-05-14
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2009

Voting common stock, $.01 par value	94,383,900 shares

HCA INC.

Form 10-Q
March 31, 2009

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
Unaudited
(Dollars in millions)

	2009	2008

Revenues	$7,431	$7,127

Salaries and benefits	2,923	2,839
Supplies	1,210	1,173
Other operating expenses	1,102	1,114
Provision for doubtful accounts	807	888
Equity in earnings of affiliates	(68)	(67)
Depreciation and amortization	353	357
Interest expense	471	530
Losses (gains) on sales of facilities	5	(51)
Impairment on long-lived assets	9	—

	6,812	6,783

Income before income taxes	619	344
Provision for income taxes	187	119

Net income	432	225
Net income attributable to noncontrolling interests	72	55

Net income attributable to HCA Inc.	$360	$170

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$356	$465
Accounts receivable, less allowance for doubtful accounts of $5,594 and $5,435	3,870	3,780
Inventories	717	737
Deferred income taxes	988	914
Other	558	405

	6,489	6,301

Property and equipment, at cost	23,913	23,714
Accumulated depreciation	(12,458)	(12,185)

	11,455	11,529

Investments of insurance subsidiary	1,302	1,422
Investments in and advances to affiliates	860	842
Goodwill	2,579	2,580
Deferred loan costs	452	458
Other	1,147	1,148

	$24,284	$24,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,200	$1,370
Accrued salaries	823	854
Other accrued expenses	1,458	1,282
Long-term debt due within one year	416	404

	3,897	3,910

Long-term debt	26,151	26,585
Professional liability risks	1,098	1,108
Income taxes and other liabilities	1,853	1,782

Equity securities with contingent redemption rights	154	155

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,378,600 shares in 2009 and 94,367,500 shares in 2008	1	1
Capital in excess of par value	176	165
Accumulated other comprehensive loss	(608)	(604)
Retained deficit	(9,457)	(9,817)

Stockholders’ deficit attributable to HCA Inc.	(9,888)	(10,255)
Noncontrolling interests	1,019	995

	(8,869)	(9,260)

	$24,284	$24,280

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
Unaudited
(Dollars in millions)

	2009	2008

Cash flows from operating activities:
Net income	$432	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,111)	(1,183)
Provision for doubtful accounts	807	888
Depreciation and amortization	353	357
Income taxes	41	(9)
Losses (gains) on sales of facilities	5	(51)
Impairment of long-lived assets	9	—
Change in noncontrolling interests	(48)	(49)
Amortization of deferred loan costs	21	23
Pay-in-kind interest	39	—
Share-based compensation	7	7
Other	12	19

Net cash provided by operating activities	567	227

Cash flows from investing activities:
Purchase of property and equipment	(337)	(308)
Acquisition of hospitals and health care entities	(38)	(24)
Disposition of hospitals and health care entities	5	107
Change in investments	76	(11)
Other	6	9

Net cash used in investing activities	(288)	(227)

Cash flows from financing activities:
Issuance of long-term debt	300	4
Net change in revolving bank credit facility	(335)	650
Repayment of long-term debt	(339)	(575)
Other	(14)	(1)

Net cash (used in) provided by financing activities	(388)	78

Change in cash and cash equivalents	(109)	78
Cash and cash equivalents at beginning of period	465	393

Cash and cash equivalents at end of period	$356	$471

Interest payments	$344	$411
Income tax payments, net	$146	$127

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. (“KKR”), Merrill Lynch Global Private Equity (“MLGPE”) (each a “Sponsor”) and of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”), by affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees and certain other investors. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At March 31, 2009, these affiliates owned and operated 155 hospitals, 97 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. In accordance with Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51,” references in this report to our net income attributable to HCA Inc. and stockholders’ deficit attributable to HCA Inc. do not include noncontrolling interests (previously known as minority interests), which we now report separately. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $37 million and $40 million for the quarters ended March 31, 2009 and 2008, respectively. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	INCOME TAXES

We are currently contesting before the Appeals Division of the Internal Revenue Service (“IRS”), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	INCOME TAXES (continued)

federal income tax returns for HCA and 14 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year for 10 affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of March 31, 2009. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

Our liability for unrecognized tax benefits was $614 million, including accrued interest of $166 million, as of March 31, 2009 ($625 million and $156 million, respectively, as of December 31, 2008). Unrecognized tax benefits of $263 million ($264 million as of December 31, 2008) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets related to deductible interest and state income taxes or the balance of a refundable deposit we made in 2006, which is recorded in noncurrent assets. The provision for income taxes reflects a $20 million reduction in interest expense and interest expense of $12 million related to taxing authority examinations for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Depending on the resolution of the IRS disputes, the completion of examinations by federal, state or international taxing authorities, or the expiration of statutes of limitation for specific taxing jurisdictions, we believe it is reasonably possible our liability for unrecognized tax benefits may significantly increase or decrease within the next 12 months. However, we are currently unable to estimate the range of any possible change.

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at March 31, 2009 and December 31, 2008 follows (dollars in millions):

	March 31, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$789	$24	$(16)	$797
Auction rate securities	574	—	(42)	532
Asset-backed securities	49	—	(4)	45
Money market funds	122	—	—	122

	1,534	24	(62)	1,496

Equity securities:
Preferred stocks	6	—	(3)	3
Common stocks	3	—	—	3

	9	—	(3)	6

	$1,543	$24	$(65)	1,502

Amount classified as current assets				(200)

Investment carrying value				$1,302

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

	December 31, 2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$808	$20	$(23)	$805
Auction rate securities	576	—	(40)	536
Asset-backed securities	51	1	(5)	47
Money market funds	226	—	—	226

	1,661	21	(68)	1,614

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks	3	—	—	3

	9	—	(1)	8

	$1,670	$21	$(69)	1,622

Amount classified as current assets				(200)

Investment carrying value				$1,422

At March 31, 2009 and December 31, 2008, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At March 31, 2009 and December 31, 2008, $106 million and $119 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at March 31, 2009 and December 31, 2008, including related interest rates at March 31, 2009, follows (dollars in millions):

	March 31,	December 31,
	2009	2008

Senior secured asset-based revolving credit facility (effective interest rate of 2.0%)	$1,715	$2,000
Senior secured revolving credit facility	—	50
Senior secured term loan facilities (effective interest rate of 6.0%)	11,641	12,002
Other senior secured debt (effective interest rate of 6.9%)	385	406

First lien debt	13,741	14,458

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,500	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,500	1,500

Second lien debt	6,000	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	6,826	6,831

Total debt (average life of six years, rates averaging 6.9%)	26,567	26,989
Less amounts due within one year	416	404

	$26,151	$26,585

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured notes due 2017 at a price of 96.673% of their face value, resulting in approximately $300 million of gross proceeds. We used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured notes due 2019 at a price of 96.755% of their face value, resulting in approximately $1.451 billion of gross proceeds. We used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

NOTE 5 —	FINANCIAL INSTRUMENTS

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements (continued)

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at March 31, 2009 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$4,000	November 2011	$(328)
Pay-fixed interest rate swap	4,000	November 2011	(309)
Pay-fixed interest rate swap	500	March 2011	(15)
Pay-fixed interest rate swap	500	March 2011	(15)

During the next 12 months, we estimate that $318 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies (Great Britain Pound and Euro), other than the functional currencies (United States Dollar and Great Britain Pound) of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we entered into various cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

Certain of our cross currency swaps were not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth these cross currency swap agreements at March 31, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar currency swap	541 Euro	December 2011	$40
Euro — Great Britain Pound (GBP) currency swap	30 Euro	December 2011	14

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at March 31, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

GBP — United States Dollar currency swap	50 GBP	November 2010	$(16)
GBP — United States Dollar currency swap	50 GBP	November 2010	(15)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FINANCIAL INSTRUMENTS (continued)

Cross Currency Swaps (continued)

Derivatives — Results of Operations

The following tables present the effect on our results of operations for our interest rate and cross currency swaps for the quarter ended March 31, 2009 (amounts in millions):

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$51	Interest expense	$72
Cross currency swaps	3	Interest expense	—

	$54		$72

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swaps	Other operating expense	$43

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2009, we have not been required to post any collateral related to these agreements. If we had breached any of these provisions at March 31, 2009, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $725 million.

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $532 million ($572 million par value) at March 31, 2009. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2008 and the first quarter of 2009, certain issuers of our ARS redeemed $94 million of our securities at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy at March 31, 2009.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,502	$123	$845	$534
Less amounts classified as current assets	(200)	(122)	(78)	—

	1,302	1	767	534
Cross currency swaps (Other assets)	54	—	—	54
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	667	—	—	667
Cross currency swaps (Income taxes and other liabilities)	31	—	—	31

The following table summarizes the activity related to the investments of our insurance subsidiary and our cross currency and interest rate swaps which have fair value measurements based on significant unobservable inputs (Level 3) during the quarter ended March 31, 2009 (dollars in millions):

	Investments	Cross	Interest
	of Insurance	Currency	Rate
	Subsidiary	Swaps (net)	Swaps

Asset (liability) balances at December 31, 2008	$538	$71	$(657)
Realized gains and losses included in earnings	—	(43)	72
Unrealized gains and losses included in other comprehensive income	(2)	(5)	(82)
Purchases, issuances and settlements	(2)	—	—

Asset (liability) balances at March 31, 2009	$534	$23	$(667)

NOTE 7 —	CONTINGENCIES

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	COMPREHENSIVE INCOME AND CAPITAL STRUCTURE

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2009 and 2008 are only attributable to HCA Inc. and are as follows (dollars in millions):

	Quarter
	2009	2008

Net income attributable to HCA Inc.	$360	$170
Change in fair value of derivative instruments	(8)	(167)
Change in fair value of available-for-sale securities	4	(3)
Foreign currency translation adjustments	(2)	—
Defined benefit plans	2	1

Comprehensive income	$356	$1

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	March 31,	December 31,
	2009	2008

Change in fair value of derivative instruments	$(448)	$(440)
Change in fair value of available-for-sale securities	(26)	(30)
Foreign currency translation adjustments	(30)	(28)
Defined benefit plans	(104)	(106)

Accumulated other comprehensive loss	$(608)	$(604)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2008	94,367	$1	$165	$(604)	$(9,817)	$995	$(9,260)
Net income					360	72	432
Other comprehensive loss				(4)			(4)
Distributions						(48)	(48)
Share-based benefit plans	12		7				7
Other			4				4

Balances, March 31, 2009	94,379	$1	$176	$(608)	$(9,457)	$1,019	$(8,869)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended March 31, 2009 and 2008, approximately 24% of our patient revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 48 consolidating hospitals located in the Eastern United States, the Central Group includes 47 consolidating hospitals located in the Central United States and the Western Group includes 54 consolidating hospitals located in the

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, impairment of long-lived assets, income taxes and noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing their performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted segment EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA and depreciation and amortization are summarized in the following table (dollars in millions):

	Quarter
	2009	2008

Revenues:
Central Group	$1,803	$1,692
Eastern Group	2,275	2,220
Western Group	3,151	2,975
Corporate and other	202	240

	$7,431	$7,127

Equity in earnings of affiliates:
Central Group	$(1)	$(1)
Eastern Group	—	(1)
Western Group	(67)	(66)
Corporate and other	—	1

	$(68)	$(67)

Adjusted segment EBITDA:
Central Group	$351	$296
Eastern Group	433	354
Western Group	733	570
Corporate and other	(60)	(40)

	$1,457	$1,180

Depreciation and amortization:
Central Group	$88	$91
Eastern Group	90	90
Western Group	144	138
Corporate and other	31	38

	$353	$357

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter
	2009	2008

Adjusted segment EBITDA	$1,457	$1,180
Depreciation and amortization	353	357
Interest expense	471	530
Losses (gains) on sales of facilities	5	(51)
Impairment of long-lived assets	9	—

Income before income taxes	$619	$344

NOTE 10 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended March 31, 2009, we paid $38 million to acquire other health care entities. During the quarter ended March 31, 2008, we paid $18 million to acquire one hospital and $6 million to acquire other health care entities.

During the quarter ended March 31, 2009, we received proceeds of $5 million and recognized a net pretax loss of $5 million related to the sales of hospital facilities and other investments. During the quarter ended March 31, 2008, we received proceeds of $107 million and recognized a net pretax gain of $51 related primarily to the sale of a hospital facility.

During the quarter ended March 31, 2009, we recorded a charge of $9 million to adjust the value of certain real estate investments in our Central Group to estimated fair value. There were no impairments of long-lived assets in the quarter ended March 31, 2008.

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

Our summarized condensed consolidating balance sheets at March 31, 2009 and December 31, 2008 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2009 and 2008, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,393	$3,038	$—	$7,431

Salaries and benefits	—	1,755	1,168	—	2,923
Supplies	—	721	489	—	1,210
Other operating expenses	5	617	480	—	1,102
Provision for doubtful accounts	—	508	299	—	807
Equity in earnings of affiliates	(705)	(24)	(44)	705	(68)
Depreciation and amortization	—	196	157	—	353
Interest expense	542	(66)	(5)	—	471
Losses (gains) on sales of facilities	—	7	(2)	—	5
Impairment of long-lived assets	—	9	—	—	9
Management fees	—	(116)	116	—	—

	(158)	3,607	2,658	705	6,812

Income (loss) before income taxes	158	786	380	(705)	619
Provision for income taxes	(202)	270	119	—	187

Net income (loss)	360	516	261	(705)	432
Net income attributable to noncontrolling interests	—	14	58	—	72

Net income (loss) attributable to HCA Inc.	$360	$502	$203	$(705)	$360

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,159	$2,968	$—	$7,127

Salaries and benefits	—	1,709	1,130	—	2,839
Supplies	—	679	494	—	1,173
Other operating expenses	6	589	519	—	1,114
Provision for doubtful accounts	—	556	332	—	888
Equity in earnings of affiliates	(525)	(26)	(41)	525	(67)
Depreciation and amortization	—	196	161	—	357
Interest expense	558	(7)	(21)	—	530
Gains on sales of facilities	—	(2)	(49)	—	(51)
Management fees	—	(113)	113	—	—

	39	3,581	2,638	525	6,783

Income (loss) before income taxes	(39)	578	330	(525)	344
Provision for income taxes	(209)	220	108	—	119

Net income (loss)	170	358	222	(525)	225
Net income attributable to noncontrolling interests	—	12	43	—	55

Net income (loss) attributable to HCA Inc.	$170	$346	$179	$(525)	$170

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$126	$230	$—	$356
Accounts receivable, net	—	2,282	1,588	—	3,870
Inventories	—	436	281	—	717
Deferred income taxes	988	—	—	—	988
Other	—	174	384	—	558

	988	3,018	2,483	—	6,489

Property and equipment, net	—	7,079	4,376	—	11,455
Investments of insurance subsidiary	—	—	1,302	—	1,302
Investments in and advances to affiliates	—	246	614	—	860
Goodwill	—	1,642	937	—	2,579
Deferred loan costs	452	—	—	—	452
Investments in and advances to subsidiaries	19,995	—	—	(19,995)	—
Other	1,014	28	105	—	1,147

	$22,449	$12,013	$9,817	$(19,995)	$24,284

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$741	$459	$—	$1,200
Accrued salaries	—	522	301	—	823
Other accrued expenses	623	269	566	—	1,458
Long-term debt due within one year	386	—	30	—	416

	1,009	1,532	1,356	—	3,897
Long-term debt	25,677	101	373	—	26,151
Intercompany balances	4,173	(8,439)	4,266	—	—
Professional liability risks	—	—	1,098	—	1,098
Income taxes and other liabilities	1,324	398	131	—	1,853

	32,183	(6,408)	7,224	—	32,999
Equity securities with contingent redemption rights	154	—	—	—	154

Stockholders’ (deficit) equity attributable to HCA Inc.	(9,888)	18,290	1,705	(19,995)	(9,888)
Noncontrolling interests	—	131	888	—	1,019

	(9,888)	18,421	2,593	(19,995)	(8,869)

	$22,449	$12,013	$9,817	$(19,995)	$24,284

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$134	$331	$—	$465
Accounts receivable, net	—	2,214	1,566	—	3,780
Inventories	—	455	282	—	737
Deferred income taxes	914	—	—	—	914
Other	—	140	265	—	405

	914	2,943	2,444	—	6,301

Property and equipment, net	—	7,122	4,407	—	11,529
Investments of insurance subsidiary	—	—	1,422	—	1,422
Investments in and advances to affiliates	—	243	599	—	842
Goodwill	—	1,643	937	—	2,580
Deferred loan costs	458	—	—	—	458
Investments in and advances to subsidiaries	19,290	—	—	(19,290)	—
Other	1,050	31	67	—	1,148

	$21,712	$11,982	$9,876	$(19,290)	$24,280

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$881	$489	$—	$1,370
Accrued salaries	—	549	305	—	854
Other accrued expenses	435	284	563	—	1,282
Long-term debt due within one year	355	—	49	—	404

	790	1,714	1,406	—	3,910
Long-term debt	26,089	99	397	—	26,585
Intercompany balances	3,663	(8,136)	4,473	—	—
Professional liability risks	—	—	1,108	—	1,108
Income taxes and other liabilities	1,270	379	133	—	1,782

	31,812	(5,944)	7,517	—	33,385
Equity securities with contingent redemption rights	155	—	—	—	155

Stockholders’ (deficit) equity attributable to HCA Inc.	(10,255)	17,788	1,502	(19,290)	(10,255)
Noncontrolling interests	—	138	857	—	995

	(10,255)	17,926	2,359	(19,290)	(9,260)

	$21,712	$11,982	$9,876	$(19,290)	$24,280

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$360	$516	$261	$(705)	$432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in cash from operating assets and liabilities	75	(706)	(480)	—	(1,111)
Provision for doubtful accounts	—	508	299	—	807
Depreciation and amortization	—	196	157	—	353
Income taxes	41	—	—	—	41
Losses on sales of facilities	—	1	4	—	5
Impairments of long-lived assets	—	9	—	—	9
Change in noncontrolling interests	—	(21)	(27)	—	(48)
Amortization of deferred loan costs	21	—	—	—	21
Pay-in-kind interest	39	—	—	—	39
Share-based compensation	7	—	—	—	7
Equity in earnings of affiliates	(705)	—	—	705	—
Other	4	12	(4)	—	12

Net cash provided by (used in) operating activities	(158)	515	210	—	567

Cash flows from investing activities:
Purchase of property and equipment	—	(177)	(160)	—	(337)
Acquisition of hospitals and health care entities	—	(38)	—	—	(38)
Disposition of hospitals and health care entities	—	1	4	—	5
Change in investments	—	(4)	80	—	76
Other	—	—	6	—	6

Net cash used in investing activities	—	(218)	(70)	—	(288)

Cash flows from financing activities:
Issuance of long-term debt	300	—	—	—	300
Net change in revolving bank credit facility	(335)	—	—	—	(335)
Repayment of long-term debt	(285)	(1)	(53)	—	(339)
Changes in intercompany balances with affiliates, net	492	(304)	(188)	—	—
Other	(14)	—	—	—	(14)

Net cash provided by (used in) financing activities	158	(305)	(241)	—	(388)

Change in cash and cash equivalents	—	(8)	(101)	—	(109)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$126	$230	$—	$356

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$170	$358	$222	$(525)	$225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in cash from operating assets and liabilities	102	(984)	(301)	—	(1,183)
Provision for doubtful accounts	—	556	332	—	888
Depreciation and amortization	—	196	161	—	357
Income taxes	(9)	—	—	—	(9)
Gains on sales of facilities	—	(5)	(46)	—	(51)
Change in noncontrolling interests	—	(13)	(36)	—	(49)
Amortization of deferred loan costs	23	—	—	—	23
Share-based compensation	7	—	—	—	7
Equity in earnings of affiliates	(525)	—	—	525	—
Other	9	6	4	—	19

Net cash provided by (used in) operating activities	(223)	114	336	—	227

Cash flows from investing activities:
Purchase of property and equipment	—	(127)	(181)	—	(308)
Acquisition of hospitals and health care entities	—	(18)	(6)	—	(24)
Disposition of hospitals and health care entities	—	17	90	—	107
Change in investments	—	(18)	7	—	(11)
Other	—	—	9	—	9

Net cash used in investing activities	—	(146)	(81)	—	(227)

Cash flows from financing activities:
Issuance of long-term debt	—	—	4	—	4
Net change in revolving bank credit facility	650	—	—	—	650
Repayment of long-term debt	(560)	(1)	(14)	—	(575)
Changes in intercompany balances with affiliates, net	134	38	(172)	—	—
Other	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	223	37	(182)	—	78

Change in cash and cash equivalents	—	5	73	—	78
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$170	$301	$—	$471

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (4) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (5) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (6) the highly competitive nature of the health care business, (7) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn and the ability to enter into and renew managed care provider agreements on acceptable terms, (8) the efforts of insurers, health care providers and others to contain health care costs, (9) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (10) changes in federal, state or local laws or regulations affecting the health care industry, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the possible enactment of federal or state health care reform, (13) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (14) changes in accounting practices, (15) changes in general economic conditions nationally and regionally in our markets, (16) future divestitures which may result in charges, (17) changes in business strategy or development plans, (18) delays in receiving payments for services provided, (19) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (20) potential liabilities and other claims that may be asserted against us, and (21) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

First Quarter 2009 Operations Summary

Net income attributable to HCA Inc. totaled $360 million for the quarter ended March 31, 2009, compared to $170 million for the quarter ended March 31, 2008. Revenues increased to $7.431 billion in the first quarter of 2009 from $7.127 billion in the first quarter of 2008. First quarter 2009 results include losses on sales of facilities of $5 million, compared to gains on sales of facilities of $51 million for the first quarter of 2008. First quarter 2009 results also include an impairment of long-lived assets of $9 million.

Revenues increased 4.3% on a consolidated basis and 4.6% on a same facility basis for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The increase in consolidated revenues can be attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 1.5% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

During the quarter ended March 31, 2009, consolidated admissions declined 1.4% and same facility admissions declined 0.9% compared to the quarter ended March 31, 2008. Inpatient surgeries declined 2.2% on a consolidated basis and declined 0.5% on a same facility basis during the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. Outpatient surgeries declined 1.3% on a consolidated basis and declined 0.7% on a same facility basis during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2009 Operations Summary (continued)

For the quarter ended March 31, 2009, the provision for doubtful accounts decreased to 10.9% of revenues from 12.5% of revenues for the quarter ended March 31, 2008. The provision for doubtful accounts decreased $81 million, but the combined self-pay revenue deductions for charity care and uninsured discounts increased $305 million for the first quarter of 2009, compared to the first quarter of 2008. Same facility uninsured admissions declined 0.1% and same facility uninsured emergency room visits increased 0.7% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

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

Revenues increased 4.3% from $7.127 billion in the first quarter of 2008 to $7.431 billion in the first quarter of 2009. The increase in consolidated revenues can be attributed to the combined impact of a 2.8% increase in revenue per equivalent admission and a 1.5% increase in equivalent admissions. Same facility revenues increased 4.6% from $6.975 billion in the first quarter of 2008 to $7.299 billion in the first quarter of 2009. The increase in same facility revenues can be attributed to the combined impact of a 2.7% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

Consolidated admissions declined 1.4% and same facility admissions declined 0.9% compared to the first quarter of 2008. Consolidated outpatient surgeries declined 1.3% and same facility outpatient surgeries declined 0.7% in the first quarter of 2009 compared to the first quarter of 2008. Consolidated inpatient surgeries declined 2.2% and same facility inpatient surgeries declined 0.5% in the first quarter of 2009 compared to the first quarter of 2008.

Same facility uninsured admissions decreased by 0.1% in the first quarter of 2009 compared to the first quarter of 2008. The quarterly trend of same facility uninsured admissions growth during 2008, compared to 2007, was 5.3% during the first quarter, 1.0% during the second quarter, 0.9% during the third quarter and a decline of 0.4% during the fourth quarter.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2009 and 2008 are set forth in the following table.

	Quarter
	2009	2008

Medicare	35%	36%
Managed Medicare	10	9
Medicaid	9	8
Managed Medicaid	7	7
Managed care and other insurers	33	34
Uninsured	6	6

	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters ended March 31, 2009 and 2008 are set forth in the following table.

	Quarter
	2009	2008

Medicare	33%	33%
Managed Medicare	8	8
Medicaid	7	6
Managed Medicaid	4	3
Managed care and other insurers	44	43
Uninsured	4	7

	100%	100%

We have implemented an approach for determining emergency department (“ED”) evaluation and management (“E/M”) assignments based on the American College of Emergency Physicians model. This model uses interventions, such as cardiac monitoring, to indicate the acuity of the patient and the resources involved in the evaluation and management of the patient. These E/M assignments are utilized in preparing the patient bill. We converted to this system, which is used by a significant number of hospitals, because it provides for more consistent emergency department E/M assignments than the “point” system previously used. As a result of the ED evaluation and management change, we estimate an increase in net revenue, less the related provision for doubtful accounts, of approximately $75 million to $100 million in the first quarter of 2009. While we believe there will be continued future benefits from this change, the impact in future quarters may vary.

At March 31, 2009, we had 73 hospitals in the states of Texas and Florida. During the first quarter of 2009, 57% of our admissions and 52% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 64% of our uninsured admissions during the first quarter of 2009.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these newly available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $63 million and $38 million during the first quarters of 2009 and 2008, respectively, of Medicaid supplemental payments pursuant to UPL programs. We expect to continue to recognize net benefits related to the Texas Medicaid supplemental payment program based upon the routine incurrence of indigent care expenditures and expected processing of Medicaid supplemental payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters ended March 31, 2009 and 2008 (dollars in millions):

	Quarter
	2009		2008
	Amount	Ratio	Amount	Ratio

Revenues	$7,431	100.0	$7,127	100.0

Salaries and benefits	2,923	39.3	2,839	39.8
Supplies	1,210	16.3	1,173	16.5
Other operating expenses	1,102	14.8	1,114	15.5
Provision for doubtful accounts	807	10.9	888	12.5
Equity in earnings of affiliates	(68)	(0.9)	(67)	(0.9)
Depreciation and amortization	353	4.8	357	5.1
Interest expense	471	6.3	530	7.4
Losses (gains) on sales of facilities	5	0.1	(51)	(0.7)
Impairment of long-lived assets	9	0.1	—	—

	6,812	91.7	6,783	95.2

Income before income taxes	619	8.3	344	4.8
Provision for income taxes	187	2.5	119	1.6

Net income	432	5.8	225	3.2
Net income attributable to noncontrolling interests	72	1.0	55	0.8

Net income attributable to HCA Inc.	$360	4.8	$170	2.4

% changes from prior year:
Revenues	4.3%		6.7%
Income before income taxes	80.1		(6.9)
Net income attributable to HCA Inc.	111.6		(5.8)
Admissions(a)	(1.4)		(0.5)
Equivalent admissions(b)	1.5		—
Revenue per equivalent admission	2.8		6.7
Same facility% changes from prior year(c):
Revenues	4.6		8.1
Admissions(a)	(0.9)		0.8
Equivalent admissions(b)	1.9		1.1
Revenue per equivalent admission	2.7		6.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2009 and 2008

Net income attributable to HCA Inc. totaled $360 million in 2009 compared to $170 million in 2008. Revenues increased 4.3% due to the combined impact of revenue per equivalent admission growth of 2.8% and an increase of 1.5% in equivalent admissions for the first quarter of 2009 compared to the first quarter of 2008.

For the first quarter of 2009, consolidated admissions declined 1.4% and same facility admissions declined 0.9% compared to the first quarter of 2008. Outpatient surgical volumes declined 1.3% on a consolidated basis and declined 0.7% on a same facility basis during the first quarter of 2009 compared to the first quarter of 2008. Consolidated inpatient surgeries declined 2.2% and same facility inpatient surgeries declined 0.5% in the first quarter of 2009 compared to the first quarter of 2008.

Salaries and benefits, as a percentage of revenues, were 39.3% in the first quarter of 2009 and 39.8% in the same quarter of 2008. Salaries and benefits per equivalent admission increased 1.5% in the first quarter of 2009 compared to the first quarter of 2008. Same facility labor rate increases averaged 4.1% for the first quarter of 2009 compared to the first quarter of 2008.

Supplies, as a percentage of revenues, were 16.3% in the first quarter of 2009 and 16.5% in the same quarter of 2008. Supply cost per equivalent admission increased 1.6% in the first quarter of 2009 compared to the first quarter of 2008. Same facility supply costs increased 3.1% for medical devices, 6.6% for blood products and 2.9% for general medical and surgical items.

Other operating expenses, as a percentage of revenues, decreased to 14.8% in the first quarter of 2009 compared to 15.5% in the first quarter of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Other operating expenses include $39 million and $38 million of indigent care costs in certain Texas markets during the first quarters of 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $45 million and $56 million for the first quarters of 2009 and 2008, respectively.

Provision for doubtful accounts, as a percentage of revenues, decreased to 10.9% in the first quarter of 2009 compared to 12.5% in the first quarter of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The provision for doubtful accounts decreased $81 million, but the combined self-pay revenue deductions for charity care and uninsured discounts increased $305 million for the first quarter of 2009 compared to the first quarter of 2008. At March 31, 2009, our allowance for doubtful accounts represented approximately 93% of the $5.989 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Equity in earnings of affiliates increased from $67 million in the first quarter of 2008 to $68 million in the first quarter of 2009. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization decreased by $4 million, from $357 million in the first quarter of 2008 to $353 million in the first quarter of 2009.

Interest expense decreased from $530 million in the first quarter of 2008 to $471 million in the first quarter of 2009 due primarily to a reduction in the average interest rate on our outstanding debt. Our average debt balance was $26.794 billion for the first quarter of 2009 compared to $27.293 billion for the first quarter of 2008. The average interest rate for our long term debt decreased from 7.2% at March 31, 2008 to 6.9% at March 31, 2009.

During the first quarter of 2009, we recorded a net loss on sales of facilities and other investments of $5 million. During the first quarter of 2008, we recognized gains on sales of facilities of $51 million related primarily to the sale of a hospital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended March 31, 2009 and 2008 (continued)

During the first quarter of 2009, we recorded an asset impairment charge of $9 million to adjust the value of certain real estate investments to estimated fair value. There were no asset impairments during the first quarter of 2008.

The effective tax rate was 34.1% and 41.0% for the first quarters of 2009 and 2008, respectively. Our provision for income taxes for the first quarter of 2009 was reduced by $30 million due to the completion of certain state tax examinations, the reporting of certain federal tax adjustments to state taxing authorities and reductions to related interest accruals. Excluding the effect of these adjustments, the effective tax rate for the first quarter of 2009 would have been 39.7%.

Net income attributable to noncontrolling interests increased from $55 million for the first quarter of 2008 to $72 million for the first quarter of 2009. The increase in noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $567 million in the first quarter of 2009 compared to $227 million in the first quarter of 2008. The $340 million increase in cash provided by operating activities in the first quarter of 2009 compared to the first quarter of 2008 related primarily to the $207 million increase in net income, the $65 million increase related to asset sales and impairments and a decrease of $48 million in interest and income tax payments. We made $490 million and $538 million in interest and net tax payments in the first quarters of 2009 and 2008, respectively. Working capital totaled $2.592 billion at March 31, 2009 and $2.391 billion at December 31, 2008.

Cash used in investing activities was $288 million in the first quarter of 2009 compared to $227 million in the first quarter of 2008. Excluding acquisitions, capital expenditures were $337 million in the first quarter of 2009 and $308 million in the first quarter of 2008. Capital expenditures are expected to approximate $1.5 billion in 2009. At March 31, 2009, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.410 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received cash flows from our investments of $76 million in the first quarter of 2009 and expended $11 million to increase investments in the first quarter of 2008. We received $5 million and $107 million from sales of hospitals and health care entities during the first quarters of 2009 and 2008, respectively.

Cash used in financing activities totaled $388 million during the first quarter of 2009, compared to cash provided by financing activities of $78 million during the first quarter of 2008. During the first quarter of 2009, cash flows from financing activities include a decrease in net borrowings of $374 million. During the first quarter of 2008, cash flows from financing activities include an increase in net borrowings of $79 million.

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $26.567 billion at March 31, 2009. Our interest expense decreased from $530 million for the first quarter of 2008 to $471 million for the first quarter of 2009 due primarily to a reduction in the average interest rate on our outstanding debt.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.198 billion and $2.422 billion available as of March 31, 2009 and April 30, 2009, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims incurred prior to 2007, totaled $1.502 billion and $1.622 billion at March 31, 2009 and December 31, 2008, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $772 million and $782 million at March 31, 2009 and December 31, 2008, respectively. Our facilities are insured by our wholly-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $549 million and $548 million at March 31, 2009 and December 31, 2008, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $250 million. We estimate that approximately $50 million of the expected net claim payments during the next 12 months will relate to claims incurred subsequent to 2006.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured notes due 2017 at a price of 96.673% of their face value, resulting in approximately $300 million of gross proceeds. We used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured notes due 2019 at a price of 96.755% of their face value, resulting in approximately $1.451 billion of gross proceeds. We used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

On March 2, 2009, we amended our cash flow credit facility to allow for future issuances of additional secured notes, and we amended our $2.000 billion senior secured asset-based revolving credit facility, dated as of November 17, 2006, as amended and restated as of June 20, 2007, to allow for future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis or on a junior basis with the obligations under the senior secured credit facilities, so long as, in each case, the proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities and certain other conditions are met.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.496 billion and $6 million, respectively, at March 31, 2009. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At March 31, 2009, we had a net unrealized loss of $41 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At March 31, 2009, our wholly-owned insurance subsidiary had invested $532 million ($572 million par value) in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every seven to 35 days. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

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

With respect to our interest-bearing liabilities, approximately $4.359 billion of long-term debt at March 31, 2009 is subject to variable rates of interest, while the remaining balance in long-term debt of $22.208 billion at March 31, 2009 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt decreased from 7.2% at March 31, 2008 to 6.9% at March 31, 2009.

The estimated fair value of our total long-term debt was $21.816 billion at March 31, 2009. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $44 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

Our international operations and foreign currency denominated loans expose us to market risks associated with foreign currencies. In order to mitigate the currency exposure related to foreign currency denominated debt service obligations, we have entered into cross currency swap agreements. A cross currency swap is an agreement between two parties to exchange a stream of principal and interest payments in one currency for a stream of principal and interest payments in another currency over a specified period. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

Pending IRS Disputes

We are currently contesting before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and 14 affiliates that are treated as partnerships for federal income tax purposes. The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year of 10 affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of March 31, 2009. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2009	2008

CONSOLIDATING
Number of hospitals in operation at:
March 31	155	161
June 30		161
September 30		158
December 31		158
Number of freestanding outpatient surgical centers in operation at:
March 31	97	101
June 30		99
September 30		99
December 31		97
Licensed hospital beds at(a):
March 31	38,763	38,375
June 30		38,448
September 30		38,386
December 31		38,504
Weighted average licensed beds(b):
Quarter:
First	38,811	38,406
Second		38,419
Third		38,390
Fourth		38,474
Year		38,422
Average daily census(c):
Quarter:
First	21,701	22,248
Second		20,743
Third		19,932
Fourth		20,273
Year		20,795
Admissions(d):
Quarter:
First	396,200	401,700
Second		382,600
Third		377,400
Fourth		380,100
Year		1,541,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Equivalent admissions(e):
Quarter:
First	610,200	601,300
Second		587,600
Third		587,400
Fourth		587,300
Year		2,363,600
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second		4.9
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,359,700	1,368,800
Second		1,297,600
Third		1,303,100
Fourth		1,276,900
Year		5,246,400
Outpatient surgeries(h):
Quarter:
First	194,400	196,900
Second		202,100
Third		196,500
Fourth		201,900
Year		797,400
Inpatient surgeries(i):
Quarter:
First	122,600	125,400
Second		125,000
Third		121,400
Fourth		121,300
Year		493,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Days in accounts receivable(j):
Quarter:
First	47	53
Second		51
Third		49
Fourth		48
Year		49
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$28,742	$25,804
Second		25,065
Third		24,783
Fourth		27,191
Year		102,843
Outpatient revenues as a% of patient revenues(l):
Quarter:
First	38%	36%
Second		38%
Third		39%
Fourth		38%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30		8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30		8
September 30		8
December 31		8
Licensed hospital beds at:
March 31	2,367	2,337
June 30		2,337
September 30		2,367
December 31		2,367

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at March 31, 2009:
Medicare and Medicaid	10%	1%	2%
Managed care and other discounted	18	3	3
Uninsured	18	10	35

Total	46%	14%	40%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Corporate Integrity Agreement

In January 2001, we entered into an eight-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. Our CIA expired on January 24, 2009. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations or financial position.

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

On January 13, 2006, the court signed an order staying all proceedings and discovery in this matter, pending resolution of a motion to dismiss the consolidated amended complaint in the related federal securities class action against HCA. On January 18, 2006, the magistrate judge signed an order (1) consolidating Thurman’s cause of action with all other future actions making the same claims and arising out of the same operative facts, (2) appointing Thurman as lead plaintiff, and (3) appointing Thurman’s attorneys as lead counsel and liaison counsel in the case. The court approved a final settlement of this lawsuit in March 2009.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K, except as set forth below.

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

On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for hospital inpatient PPS. This rule adopts a two-year implementation of MS-DRGs, a Medicare severity-adjusted diagnosis related group system. This change represents a refinement to the existing Medicare DRG system. Realignments in the DRG system could impact the margins we receive for certain services. For federal fiscal year 2009, CMS has provided a 3.6% market basket update for hospitals that submit certain quality patient care indicators and a 1.6% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in fiscal years 2009 and 2008 have been reduced to eliminate what CMS estimates will be the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. CMS may retrospectively determine if the adjustment levels for federal fiscal years 2009 and 2008 were adequate and may impose an adjustment in future years if CMS finds that the adjustment was inadequate. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payers and other payers. CMS announced proposed rates and payment adjustments for the hospital inpatient PPS for federal fiscal year 2010 that, if finalized, may reduce payments to hospitals. If implemented, these payment adjustments may adversely affect the results of our operations.

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

On May 1, 2009, the Department of Defense implemented a prospective payment system for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient prospective payment system APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries will reduce our reimbursement. This change in TRICARE will have a material impact on our revenues from this program; however, TRICARE outpatient services do not represent a significant portion of our patient volumes. The TRICARE outpatient payment rule was reopened for comment during the first quarter of 2009, but only minor modifications to the new outpatient payment system were made.

Changes in laws or regulations regarding government health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, HCA issued 7,026 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $89,582 resulting in 3,867 net settled shares. HCA also issued 13,092 shares of common stock in connection with the exercise of stock options for aggregate consideration of $166,923. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The following table provides certain information with respect to our repurchase of common stock from January 1, 2009 through March 31, 2009.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

January 1, 2009 through January 31, 2009	700	$55.86	—	$—
February 1, 2009 through February 28, 2009	534	$51.17	—	—
March 1, 2009 through March 31, 2009	5,327	$51.17	—	—

Total for First Quarter 2009	6,561	$51.67	—	$—

During the first quarter of 2009, we purchased 6,561 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

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

Date: May 14, 2009