Form 10-Q
period 2009-06-30
HCA INC/TN
filed 2009-08-14
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2009

Voting common stock, $.01 par value	94,410,100 shares

HCA INC.

Form 10-Q
June 30, 2009

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Unaudited
(Dollars in millions)

	Quarter		Six Months
	2009	2008	2009	2008

Revenues	$7,483	$6,980	$14,914	$14,107

Salaries and benefits	2,944	2,841	5,867	5,680
Supplies	1,211	1,149	2,421	2,322
Other operating expenses	1,124	1,135	2,226	2,249
Provision for doubtful accounts	866	813	1,673	1,701
Equity in earnings of affiliates	(61)	(62)	(129)	(129)
Depreciation and amortization	360	355	713	712
Interest expense	506	494	977	1,024
Losses (gains) on sales of facilities	3	11	8	(40)
Impairment of long-lived assets	4	9	13	9

	6,957	6,745	13,769	13,528

Income before income taxes	526	235	1,145	579
Provision for income taxes	161	38	348	157

Net income	365	197	797	422
Net income attributable to noncontrolling interests	83	56	155	111

Net income attributable to HCA Inc.	$282	$141	$642	$311

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$450	$465
Accounts receivable, less allowance for doubtful accounts of $5,764 and $5,435	3,680	3,780
Inventories	730	737
Deferred income taxes	1,032	914
Other	556	405

	6,448	6,301

Property and equipment, at cost	24,185	23,714
Accumulated depreciation	(12,752)	(12,185)

	11,433	11,529

Investments of insurance subsidiary	1,322	1,422
Investments in and advances to affiliates	854	842
Goodwill	2,594	2,580
Deferred loan costs	444	458
Other	1,146	1,148

	$24,241	$24,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,206	$1,370
Accrued salaries	876	854
Other accrued expenses	1,119	1,282
Long-term debt due within one year	194	404

	3,395	3,910

Long-term debt	26,351	26,585
Professional liability risks	1,108	1,108
Income taxes and other liabilities	1,713	1,782

Equity securities with contingent redemption rights	155	155

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,409,800 shares in 2009 and 94,367,500 shares in 2008	1	1
Capital in excess of par value	186	165
Accumulated other comprehensive loss	(498)	(604)
Retained deficit	(9,175)	(9,817)

Stockholders’ deficit attributable to HCA Inc.	(9,486)	(10,255)
Noncontrolling interests	1,005	995

	(8,481)	(9,260)

	$24,241	$24,280

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Unaudited
(Dollars in millions)

	2009	2008

Cash flows from operating activities:
Net income	$797	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(1,654)	(1,994)
Provision for doubtful accounts	1,673	1,701
Depreciation and amortization	713	712
Income taxes	(417)	(376)
Losses (gains) on sales of facilities	8	(40)
Impairment of long-lived assets	13	9
Amortization of deferred loan costs	60	43
Pay-in-kind interest	58	—
Share-based compensation	14	19
Other	9	24

Net cash provided by operating activities	1,274	520

Cash flows from investing activities:
Purchase of property and equipment	(619)	(717)
Acquisition of hospitals and health care entities	(41)	(44)
Disposition of hospitals and health care entities	29	110
Change in investments	71	(11)
Other	11	13

Net cash used in investing activities	(549)	(649)

Cash flows from financing activities:
Issuance of long-term debt	1,751	4
Net change in revolving bank credit facility	(505)	900
Repayment of long-term debt	(1,782)	(703)
Distributions to noncontrolling interests	(159)	(83)
Payment of debt issuance costs	(45)	—
Other	—	(14)

Net cash (used in) provided by financing activities	(740)	104

Change in cash and cash equivalents	(15)	(25)
Cash and cash equivalents at beginning of period	465	393

Cash and cash equivalents at end of period	$450	$368

Interest payments	$822	$1,007
Income tax payments, net	$765	$533

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

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At June 30, 2009, these affiliates owned and operated 155 hospitals, 97 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), references in this report to our net income attributable to HCA Inc. and stockholders’ deficit attributable to HCA Inc. do not include noncontrolling interests (previously known as minority interests), which we now report separately. The implementation of SFAS 160 also results in the cash flow impact of distributions to and certain other transactions with noncontrolling interests that were previously classified within operating activities being classified within financing activities. Such treatment is consistent with the view that under SFAS 160 transactions between HCA Inc. and noncontrolling interests are considered to be equity transactions. The presentation and disclosure provisions of SFAS 160 have been applied retrospectively for all periods presented.

We adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), during the period ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We evaluated all events or transactions that occurred after June 30, 2009, through August 14, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition or disclosure in the June 30, 2009 financial statements.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $40 million and $43 million for the quarters ended June 30, 2009 and 2008, respectively, and $77 million and $83 million for the six months ended June 30, 2009 and 2008, respectively. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	INCOME TAXES

At June 30, 2009, we were contesting before the Appeals Division of the Internal Revenue Service (“IRS”), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and 11 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year for seven affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of June 30, 2009. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

Our liability for unrecognized tax benefits was $613 million, including accrued interest of $153 million, as of June 30, 2009 ($625 million and $156 million, respectively, as of December 31, 2008). Unrecognized tax benefits of $250 million ($264 million as of December 31, 2008) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $76 million ($81 million as of December 31, 2008) related to deductible interest and state income taxes or the balance of a refundable deposit of $104 million we made in 2006, which is recorded in noncurrent assets. The provision for income taxes reflects $14 million and $6 million reductions in interest expense related to taxing authority examinations for the quarters ended June 30, 2009 and 2008, respectively. The provision for income taxes reflects a $34 million reduction in interest expense and interest expense of $6 million related to taxing authority examinations for the six months ended June 30, 2009 and 2008, respectively.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at June 30, 2009 and December 31, 2008 follows (dollars in millions):

	June 30, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$754	$22	$(10)	$766
Auction rate securities	503	—	(31)	472
Asset-backed securities	47	—	(3)	44
Money market funds	214	—	—	214

	1,518	22	(44)	1,496

Equity securities:
Preferred stocks	5	—	(2)	3
Common stocks	3	—	—	3

	8	—	(2)	6

	$1,526	$22	$(46)	1,502

Amount classified as current assets				(180)

Investment carrying value				$1,322

	December 31, 2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$808	$20	$(23)	$805
Auction rate securities	576	—	(40)	536
Asset-backed securities	51	1	(5)	47
Money market funds	226	—	—	226

	1,661	21	(68)	1,614

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks	3	—	—	3

	9	—	(1)	8

	$1,670	$21	$(69)	1,622

Amount classified as current assets				(200)

Investment carrying value				$1,422

At June 30, 2009 and December 31, 2008, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At June 30, 2009 and December 31, 2008, $99 million and $119 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

Scheduled maturities of investments in debt securities at June 30, 2009 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$295	$296
Due after one year through five years	295	305
Due after five years through ten years	229	235
Due after ten years	149	144

	968	980
Auction rate securities	503	472
Asset-backed securities	47	44

	$1,518	$1,496

The average expected maturity of the investments in debt securities at June 30, 2009 was 3.8 years, compared to the average scheduled maturity of 12.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturity for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at June 30, 2009 were 5.6 years and 6.4 years, respectively, compared to average scheduled maturities of 25.0 years and 25.7 years, respectively.

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at June 30, 2009 and December 31, 2008, including related interest rates at June 30, 2009, follows (dollars in millions):

	June 30,	December 31,
	2009	2008

Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$1,545	$2,000
Senior secured revolving credit facility	—	50
Senior secured term loan facilities (effective interest rate of 6.3%)	10,254	12,002
Senior secured first lien notes (effective interest rate of 9.3%)	1,452	—
Other senior secured debt (effective interest rate of 6.9%)	366	406

First lien debt	13,617	14,458

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,500	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,500

Second lien debt	6,078	5,700

Senior unsecured notes payable through 2095 (effective interest rate of 7.2%)	6,850	6,831

Total debt (average life of six years, rates averaging 7.2%)	26,545	26,989
Less amounts due within one year	194	404

	$26,351	$26,585

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT (continued)

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at June 30, 2009 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$4,000	November 2011	$(290)
Pay-fixed interest rate swap	4,000	November 2011	(274)
Pay-fixed interest rate swap	500	March 2011	(14)
Pay-fixed interest rate swap	500	March 2011	(13)

During the next 12 months, we estimate $347 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

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

Cross Currency Swaps (continued)

Certain of our cross currency swaps were not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth these cross currency swap agreements at June 30, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar currency swap	471 Euro	December 2011	$66
Euro — Great Britain Pound (GBP) currency swap	30 Euro	December 2011	14

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at June 30, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

GBP — United States Dollar currency swap	50 GBP	November 2010	$(4)
GBP — United States Dollar currency swap	50 GBP	November 2010	(5)

During the next 12 months, we estimate $3 million will be reclassified from OCI to interest expense.

Derivatives — Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the six months ended June 30, 2009 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss (Gain)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$53	Interest expense	$150
Cross currency swaps	(11)	Interest expense	—

	$42		$150

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swaps	Other operating expense	$19

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2009, we have not been required to post any collateral related to these agreements. If we had breached these provisions at June 30, 2009, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $568 million.

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $472 million ($502 million par value) at June 30, 2009. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2008 and the first six months of 2009, certain issuers of our ARS redeemed $93 million and $71 million, respectively, of our securities at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness.

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

Derivative Financial Instruments (continued)

as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy at June 30, 2009.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,502	$215	$813	$474
Less amounts classified as current assets	(180)	(180)	—	—

	1,322	35	813	474
Cross currency swaps (Other assets)	80	—	—	80
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	591	—	—	591
Cross currency swaps (Income taxes and other liabilities)	9	—	—	9

The following table summarizes the activity related to the investments of our insurance subsidiary and our cross currency and interest rate swaps which have fair value measurements based on significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (dollars in millions):

	Investments			Interest
	of Insurance	Cross Currency		Rate
	Subsidiary	Swaps		Swaps

Asset (liability) balances at December 31, 2008	$538	$97	$(26)	$(657)
Realized gains and losses included in earnings	—	(19)	—	150
Unrealized gains (losses) included in other comprehensive income	9	2	17	(84)
Purchases, issuances and settlements	(73)	—	—	—

Asset (liability) balances at June 30, 2009	$474	$80	$(9)	$(591)

The estimated fair value of our long-term debt was $24.124 billion and $20.225 billion at June 30, 2009 and December 31, 2008, respectively, compared to carrying amounts aggregating $26.545 billion and $26.989 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2009 and 2008 are only attributable to HCA Inc. and are as follows (dollars in millions):

	Quarter		Six Months
	2009	2008	2009	2008

Net income attributable to HCA Inc.	$282	$141	$642	$311
Change in fair value of derivative instruments	62	195	54	28
Change in fair value of available-for-sale securities	11	(8)	15	(11)
Foreign currency translation adjustments	34	—	32	—
Defined benefit plans	3	(2)	5	(1)

Comprehensive income	$392	$326	$748	$327

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	June 30,	December 31,
	2009	2008

Change in fair value of derivative instruments	$(386)	$(440)
Change in fair value of available-for-sale securities	(15)	(30)
Foreign currency translation adjustments	4	(28)
Defined benefit plans	(101)	(106)

Accumulated other comprehensive loss	$(498)	$(604)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2008	94,367	$1	$165	$(604)	$(9,817)	$995	$(9,260)
Net income	—	—	—	—	642	155	797
Other comprehensive income	—	—	—	106	—	—	106
Distributions	—	—	—	—	—	(159)	(159)
Share-based benefit plans	43	—	14	—	—	—	14
Other	—	—	7	—	—	14	21

Balances, June 30, 2009	94,410	$1	$186	$(498)	$(9,175)	$1,005	$(8,481)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended June 30, 2009 and 2008, approximately 23% of our patient revenues related to patients participating in the fee-for-service Medicare program. During the six months ended June 30, 2009 and 2008, approximately 24% of our patient revenues related to patients participating in the fee-for-service Medicare program.

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

	Quarter		Six Months
	2009	2008	2009	2008

Revenues:
Central Group	$1,805	$1,652	$3,608	$3,344
Eastern Group	2,181	2,103	4,456	4,323
Western Group	3,278	2,964	6,429	5,939
Corporate and other	219	261	421	501

	$7,483	$6,980	$14,914	$14,107

Equity in earnings of affiliates:
Central Group	$(1)	$—	$(2)	$(1)
Eastern Group	(1)	—	(1)	(1)
Western Group	(59)	(60)	(126)	(126)
Corporate and other	—	(2)	—	(1)

	$(61)	$(62)	$(129)	$(129)

Adjusted segment EBITDA:
Central Group	$344	$255	$695	$551
Eastern Group	340	300	773	654
Western Group	712	550	1,445	1,120
Corporate and other	3	(1)	(57)	(41)

	$1,399	$1,104	$2,856	$2,284

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Six Months
	2009	2008	2009	2008

Depreciation and amortization:
Central Group	$88	$91	$176	$182
Eastern Group	93	90	183	180
Western Group	146	138	290	276
Corporate and other	33	36	64	74

	$360	$355	$713	$712

Adjusted segment EBITDA	$1,399	$1,104	$2,856	$2,284
Depreciation and amortization	360	355	713	712
Interest expense	506	494	977	1,024
Losses (gains) on sales of facilities	3	11	8	(40)
Impairment of long-lived assets	4	9	13	9

Income before income taxes	$526	$235	$1,145	$579

NOTE 10 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the six months ended June 30, 2009, we paid $41 million to acquire other health care entities. During the six months ended June 30, 2008, we paid $18 million to acquire one hospital and $26 million to acquire other health care entities.

During the quarter ended June 30, 2009, we recognized a net pretax loss of $3 million related to sales of hospital facilities and other investments. During the six months ended June 30, 2009, we received proceeds of $29 million and recognized a net pretax loss of $8 million related to sales of hospital facilities and other investments. During the quarter ended June 30, 2008, we recognized a net loss of $11 million related to sales of real estate investments. During the six months ended June 30, 2008, we received proceeds of $110 million and recognized a net gain of $40 million, which includes a $43 million gain on the sale of a hospital facility and a $3 million net loss on sales of real estate and other health care entity investments.

During the quarter and six months ended June 30, 2009, we recorded charges of $4 million and $13 million, respectively, to adjust the values of certain real estate investments in our Central Group to estimated fair value. During the quarter and six months ended June 30, 2008, we recorded a charge of $9 million to adjust the value of certain hospital facilities in our Central Group to estimated fair value.

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

Our summarized condensed consolidating balance sheets at June 30, 2009 and December 31, 2008 and condensed consolidating statements of income for the quarters and six months ended June 30, 2009 and 2008 and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,420	$3,063	$—	$7,483

Salaries and benefits	—	1,760	1,184	—	2,944
Supplies	—	712	499	—	1,211
Other operating expenses	7	619	498	—	1,124
Provision for doubtful accounts	—	546	320	—	866
Equity in earnings of affiliates	(674)	(24)	(37)	674	(61)
Depreciation and amortization	—	200	160	—	360
Interest expense (income)	583	(70)	(7)	—	506
Losses (gains) on sales of facilities	—	5	(2)	—	3
Impairment of long-lived assets	—	4	—	—	4
Management fees	—	(115)	115	—	—

	(84)	3,637	2,730	674	6,957

Income before income taxes	84	783	333	(674)	526
Provision for income taxes	(198)	273	86	—	161

Net income	282	510	247	(674)	365
Net income attributable to noncontrolling interests	—	12	71	—	83

Net income attributable to HCA Inc.	$282	$498	$176	$(674)	$282

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,038	$2,942	$—	$6,980

Salaries and benefits	—	1,697	1,144	—	2,841
Supplies	—	663	486	—	1,149
Other operating expenses	(4)	622	517	—	1,135
Provision for doubtful accounts	—	500	313	—	813
Equity in earnings of affiliates	(463)	(23)	(39)	463	(62)
Depreciation and amortization	—	193	162	—	355
Interest expense (income)	525	(12)	(19)	—	494
Losses on sales of facilities	—	10	1	—	11
Impairment of long-lived assets	—	—	9	—	9
Management fees	—	(107)	107	—	—

	58	3,543	2,681	463	6,745

Income (loss) before income taxes	(58)	495	261	(463)	235
Provision for income taxes	(199)	155	82	—	38

Net income	141	340	179	(463)	197
Net income attributable to noncontrolling interests	—	14	42	—	56

Net income attributable to HCA Inc.	$141	$326	$137	$(463)	$141

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,813	$6,101	$—	$14,914

Salaries and benefits	—	3,515	2,352	—	5,867
Supplies	—	1,433	988	—	2,421
Other operating expenses	12	1,236	978	—	2,226
Provision for doubtful accounts	—	1,054	619	—	1,673
Equity in earnings of affiliates	(1,379)	(48)	(81)	1,379	(129)
Depreciation and amortization	—	396	317	—	713
Interest expense (income)	1,125	(136)	(12)	—	977
Losses (gains) on sales of facilities	—	6	2	—	8
Impairment of long-lived assets	—	13	—	—	13
Management fees	—	(231)	231	—	—

	(242)	7,238	5,394	1,379	13,769

Income before income taxes	242	1,575	707	(1,379)	1,145
Provision for income taxes	(400)	543	205	—	348

Net income	642	1,032	502	(1,379)	797
Net income attributable to noncontrolling interests	—	26	129	—	155

Net income attributable to HCA Inc.	$642	$1,006	$373	$(1,379)	$642

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$8,197	$5,910	$—	$14,107

Salaries and benefits	—	3,406	2,274	—	5,680
Supplies	—	1,342	980	—	2,322
Other operating expenses	2	1,211	1,036	—	2,249
Provision for doubtful accounts	—	1,056	645	—	1,701
Equity in earnings of affiliates	(988)	(49)	(80)	988	(129)
Depreciation and amortization	—	389	323	—	712
Interest expense (income)	1,083	(19)	(40)	—	1,024
Losses (gains) on sales of facilities	—	8	(48)	—	(40)
Impairment of long-lived assets	—	—	9	—	9
Management fees	—	(220)	220	—	—

	97	7,124	5,319	988	13,528

Income (loss) before income taxes	(97)	1,073	591	(988)	579
Provision for income taxes	(408)	375	190	—	157

Net income	311	698	401	(988)	422
Net income attributable to noncontrolling interests	—	26	85	—	111

Net income attributable to HCA Inc.	$311	$672	$316	$(988)	$311

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$91	$359	$—	$450
Accounts receivable, net	—	2,172	1,508	—	3,680
Inventories	—	442	288	—	730
Deferred income taxes	1,032	—	—	—	1,032
Other	40	171	345	—	556

	1,072	2,876	2,500	—	6,448

Property and equipment, net	—	7,035	4,398	—	11,433
Investments of insurance subsidiary	—	—	1,322	—	1,322
Investments in and advances to affiliates	—	243	611	—	854
Goodwill	—	1,659	935	—	2,594
Deferred loan costs	444	—	—	—	444
Investments in and advances to subsidiaries	20,669	—	—	(20,669)	—
Other	1,012	19	115	—	1,146

	$23,197	$11,832	$9,881	$(20,669)	$24,241

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$747	$459	$—	$1,206
Accrued salaries	—	566	310	—	876
Other accrued expenses	242	325	552	—	1,119
Long-term debt due within one year	168	—	26	—	194

	410	1,638	1,347	—	3,395
Long-term debt	25,880	95	376	—	26,351
Intercompany balances	5,055	(9,193)	4,138	—	—
Professional liability risks	—	—	1,108	—	1,108
Income taxes and other liabilities	1,183	384	146	—	1,713

	32,528	(7,076)	7,115	—	32,567
Equity securities with contingent redemption rights	155	—	—	—	155

Stockholders’ (deficit) equity attributable to HCA Inc.	(9,486)	18,794	1,875	(20,669)	(9,486)
Noncontrolling interests	—	114	891	—	1,005

	(9,486)	18,908	2,766	(20,669)	(8,481)

	$23,197	$11,832	$9,881	$(20,669)	$24,241

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$642	$1,032	$502	$(1,379)	$797
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities	50	(1,057)	(647)	—	(1,654)
Provision for doubtful accounts	—	1,054	619	—	1,673
Depreciation and amortization	—	396	317	—	713
Income taxes	(417)	—	—	—	(417)
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	13	—	—	13
Amortization of deferred loan costs	60	—	—	—	60
Pay-in-kind interest	58	—	—	—	58
Share-based compensation	14	—	—	—	14
Equity in earnings of affiliates	(1,379)	—	—	1,379	—
Other	3	16	(10)	—	9

Net cash (used in) provided by operating activities	(969)	1,460	783	—	1,274

Cash flows from investing activities:
Purchase of property and equipment	—	(344)	(275)	—	(619)
Acquisition of hospitals and health care entities	—	(38)	(3)	—	(41)
Disposition of hospitals and health care entities	—	18	11	—	29
Change in investments	—	(2)	73	—	71
Other	—	(17)	28	—	11

Net cash used in investing activities	—	(383)	(166)	—	(549)

Cash flows from financing activities:
Issuance of long-term debt	1,751	—	—	—	1,751
Net change in revolving bank credit facility	(505)	—	—	—	(505)
Repayment of long-term debt	(1,739)	(6)	(37)	—	(1,782)
Distributions to noncontrolling interests	—	(50)	(109)	—	(159)
Changes in intercompany balances with affiliates, net	1,507	(1,064)	(443)	—	—
Payment of debt issuance costs	(45)	—	—	—	(45)

Net cash provided by (used in) financing activities	969	(1,120)	(589)	—	(740)

Change in cash and cash equivalents	—	(43)	28	—	(15)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$91	$359	$—	$450

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$311	$698	$401	$(988)	$422
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities	(12)	(1,261)	(721)	—	(1,994)
Provision for doubtful accounts	—	1,056	645	—	1,701
Depreciation and amortization	—	389	323	—	712
Income taxes	(376)	—	—	—	(376)
Losses (gains) on sales of facilities	—	8	(48)	—	(40)
Impairment of long-lived assets	—	—	9	—	9
Amortization of deferred loan costs	43	—	—	—	43
Share-based compensation	19	—	—	—	19
Equity in earnings of affiliates	(988)	—	—	988	—
Other	2	2	20	—	24

Net cash (used in) provided by operating activities	(1,001)	892	629	—	520

Cash flows from investing activities:
Purchase of property and equipment	—	(359)	(358)	—	(717)
Acquisition of hospitals and health care entities	—	(18)	(26)	—	(44)
Disposition of hospitals and health care entities	—	19	91	—	110
Change in investments	—	(17)	6	—	(11)
Other	—	—	13	—	13

Net cash used in investing activities	—	(375)	(274)	—	(649)

Cash flows from financing activities:
Issuance of long-term debt	—	—	4	—	4
Net change in revolving bank credit facility	900	—	—	—	900
Repayment of long-term debt	(636)	(2)	(65)	—	(703)
Distributions to noncontrolling interests	—	(11)	(72)	—	(83)
Changes in intercompany balances with affiliates, net	738	(561)	(177)	—	—
Other	(1)	—	(13)	—	(14)

Net cash provided by (used in) financing activities	1,001	(574)	(323)	—	104

Change in cash and cash equivalents	—	(57)	32	—	(25)
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$108	$260	$—	$368

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) the possible enactment of federal or state health care reform and changes in federal, state or local laws or regulations affecting the health care industry, (4) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, and attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Second Quarter 2009 Operations Summary

Net income attributable to HCA Inc. totaled $282 million for the quarter ended June 30, 2009, compared to $141 million for the quarter ended June 30, 2008. Revenues increased to $7.483 billion in the second quarter of 2009 from $6.980 billion in the second quarter of 2008. Second quarter 2009 results include losses on sales of facilities of $3 million, compared to losses on sales of facilities of $11 million for the second quarter of 2008. Second quarter 2009 results also include an impairment of long-lived assets of $4 million, compared to an impairment of long-lived assets of $9 million for the second quarter of 2008.

Revenues increased 7.2% on a consolidated basis and 7.6% on a same facility basis for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The increase in consolidated revenues can be attributed to the combined impact of a 3.3% increase in revenue per equivalent admission and a 3.8% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 4.4% increase in same facility equivalent admissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2009 Operations Summary (continued)

During the quarter ended June 30, 2009, consolidated admissions increased 1.2% and same facility admissions increased 1.9% compared to the quarter ended June 30, 2008. Inpatient surgeries declined 0.5% on a consolidated basis and increased 0.5% on a same facility basis during the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Outpatient surgeries declined 0.9% on a consolidated basis and declined 0.2% on a same facility basis during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

For the quarter ended June 30, 2009, the provision for doubtful accounts decreased to 11.6% of revenues from 11.7% of revenues for the quarter ended June 30, 2008. The combined self-pay revenue deductions for charity care and uninsured discounts increased $320 million during the second quarter of 2009, compared to the second quarter of 2008. Same facility uninsured admissions increased 10.4% and same facility uninsured emergency room visits increased 10.6% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

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

Revenues increased 7.2% from $6.980 billion in the second quarter of 2008 to $7.483 billion in the second quarter of 2009. The increase in consolidated revenues can be attributed to the combined impact of a 3.3% increase in revenue per equivalent admission and a 3.8% increase in equivalent admissions. Same facility revenues increased 7.6% from $6.818 billion in the second quarter of 2008 to $7.338 billion in the second quarter of 2009. The increase in same facility revenues can be attributed to the combined impact of a 3.0% increase in same facility revenue per equivalent admission and a 4.4% increase in same facility equivalent admissions.

Consolidated admissions increased 1.2% and same facility admissions increased 1.9% compared to the second quarter of 2008. Consolidated outpatient surgeries declined 0.9% and same facility outpatient surgeries declined 0.2% in the second quarter of 2009 compared to the second quarter of 2008. Consolidated inpatient surgeries declined 0.5% and same facility inpatient surgeries increased 0.5% in the second quarter of 2009 compared to the second quarter of 2008.

Same facility uninsured admissions increased by 2,365 admissions, or 10.4%, in the second quarter of 2009 compared to the second quarter of 2008. Same facility uninsured admissions declined by 0.1% in the first quarter of 2009 compared to the first quarter of 2008. The quarterly trend of same facility uninsured admissions growth during 2008, compared to 2007, was 5.3% during the first quarter, 1.0% during the second quarter, 0.9% during the third quarter and a decline of 0.4% during the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2009 and 2008 are set forth in the following table.

	Quarter		Six Months
	2009	2008	2009	2008

Medicare	34%	34%	35%	35%
Managed Medicare	10	9	10	9
Medicaid	9	8	9	8
Managed Medicaid	7	7	7	7
Managed care and other insurers	33	36	33	35
Uninsured	7	6	6	6

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and six months ended June 30, 2009 and 2008 are set forth in the following table.

	Quarter		Six Months
	2009	2008	2009	2008

Medicare	32%	32%	32%	32%
Managed Medicare	9	8	8	8
Medicaid	7	6	7	6
Managed Medicaid	4	4	4	4
Managed care and other insurers	43	44	45	44
Uninsured	5	6	4	6

	100%	100%	100%	100%

We have implemented an approach for determining emergency department (“ED”) evaluation and management (“E/M”) assignments based on the American College of Emergency Physicians model. This model uses interventions, such as cardiac monitoring, to indicate the acuity of the patient and the resources involved in the E/M of the patient. These E/M assignments are utilized in preparing the patient bill. We converted to this system, which is used by a significant number of hospitals, because it provides for more consistent ED E/M assignments than the “point” system previously used. As a result of the ED E/M change, we estimated an increase in net revenue, less the related provision for doubtful accounts, of approximately $75 million to $100 million in the first quarter of 2009. We believe the estimated net impact on second quarter 2009 operations was generally consistent with the first quarter estimate. We believe there will be continued future benefits from this change; however, the estimated quarterly impact on operations may vary and will become more difficult to quantify in future quarters.

At June 30, 2009, we had 73 hospitals in the states of Texas and Florida. During the second quarter of 2009, 57% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 65% of our uninsured admissions during the second quarter of 2009.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these newly available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $98 million and $56 million during the second quarters of 2009 and 2008, respectively, and $161 million and $94 million during the first six months of 2009 and 2008, respectively, of Medicaid supplemental payments pursuant to UPL programs. We expect to continue to recognize net benefits related to the Texas Medicaid supplemental payment program based upon the routine incurrence of indigent care expenditures and expected processing of Medicaid supplemental payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters and six months ended June 30, 2009 and 2008 (dollars in millions):

	Quarter
	2009		2008
	Amount	Ratio	Amount	Ratio

Revenues	$7,483	100.0	$6,980	100.0

Salaries and benefits	2,944	39.3	2,841	40.7
Supplies	1,211	16.2	1,149	16.5
Other operating expenses	1,124	15.0	1,135	16.2
Provision for doubtful accounts	866	11.6	813	11.7
Equity in earnings of affiliates	(61)	(0.8)	(62)	(0.9)
Depreciation and amortization	360	4.8	355	5.0
Interest expense	506	6.8	494	7.1
Losses on sales of facilities	3	—	11	0.2
Impairment of long-lived assets	4	0.1	9	0.1

	6,957	93.0	6,745	96.6

Income before income taxes	526	7.0	235	3.4
Provision for income taxes	161	2.1	38	0.6

Net income	365	4.9	197	2.8
Net income attributable to noncontrolling interests	83	1.1	56	0.8

Net income attributable to HCA Inc.	$282	3.8	$141	2.0

% changes from prior year:
Revenues	7.2%		3.7%
Income before income taxes	123.6		(5.4)
Net income attributable to HCA Inc.	100.9		21.7
Admissions(a)	1.2		(0.2)
Equivalent admissions(b)	3.8		0.9
Revenue per equivalent admission	3.3		2.8
Same facility % changes from prior year(c):
Revenues	7.6		5.1
Admissions(a)	1.9		1.3
Equivalent admissions(b)	4.4		2.0
Revenue per equivalent admission	3.0		3.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Six Months
	2009		2008
	Amount	Ratio	Amount	Ratio

Revenues	$14,914	100.0	$14,107	100.0

Salaries and benefits	5,867	39.3	5,680	40.3
Supplies	2,421	16.2	2,322	16.5
Other operating expenses	2,226	15.1	2,249	15.8
Provision for doubtful accounts	1,673	11.2	1,701	12.1
Equity in earnings of affiliates	(129)	(0.9)	(129)	(0.9)
Depreciation and amortization	713	4.7	712	5.0
Interest expense	977	6.5	1,024	7.3
Losses (gains) on sales of facilities	8	0.1	(40)	(0.3)
Impairment of long-lived assets	13	0.1	9	0.1

	13,769	92.3	13,528	95.9

Income before income taxes	1,145	7.7	579	4.1
Provision for income taxes	348	2.4	157	1.1

Net income	797	5.3	422	3.0
Net income attributable to noncontrolling interests	155	1.0	111	0.8

Net income attributable to HCA Inc.	$642	4.3	$311	2.2

% changes from prior year:
Revenues	5.7%		5.2%
Income before income taxes	97.8		(6.3)
Net income attributable to HCA Inc.	106.7		4.9
Admissions(a)	(0.1)		(0.4)
Equivalent admissions(b)	2.6		0.4
Revenue per equivalent admission	3.0		4.8
Same facility % changes from prior year(c):
Revenues	6.1		6.6
Admissions(a)	0.5		1.1
Equivalent admissions(b)	3.2		1.6
Revenue per equivalent admission	2.8		4.9

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2009 and 2008

Net income attributable to HCA Inc. totaled $282 million for the second quarter of 2009 compared to $141 million for the second quarter of 2008. Revenues increased 7.2% due to the combined impact of revenue per equivalent admission growth of 3.3% and an increase of 3.8% in equivalent admissions for the second quarter of 2009 compared to the second quarter of 2008.

For the second quarter of 2009, consolidated admissions increased 1.2% and same facility admissions increased 1.9% compared to the second quarter of 2008. Outpatient surgical volumes declined 0.9% on a consolidated basis and declined 0.2% on a same facility basis during the second quarter of 2009 compared to the second quarter of 2008. Consolidated inpatient surgeries declined 0.5% and same facility inpatient surgeries increased 0.5% in the second quarter of 2009 compared to the second quarter of 2008.

Salaries and benefits, as a percentage of revenues, were 39.3% in the second quarter of 2009 and 40.7% in the same quarter of 2008. Salaries and benefits per equivalent admission declined 0.1% in the second quarter of 2009 compared to the second quarter of 2008. Same facility labor rate increases averaged 4.0% for the second quarter of 2009 compared to the second quarter of 2008.

Supplies, as a percentage of revenues, were 16.2% in the second quarter of 2009 and 16.5% in the same quarter of 2008. Supply cost per equivalent admission increased 1.5% in the second quarter of 2009 compared to the second quarter of 2008. Same facility supply costs increased 6.5% for medical devices, 5.9% for pharmacy supplies, 5.7% for blood products and 6.9% for general medical and surgical items.

Other operating expenses, as a percentage of revenues, declined to 15.0% in the second quarter of 2009 compared to 16.2% in the second quarter of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including repairs and maintenance, utilities, employee recruitment and travel and entertainment. Other operating expenses include $49 million and $39 million of indigent care costs in certain Texas markets during the second quarters of 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $49 million and $56 million for the second quarters of 2009 and 2008, respectively.

Provision for doubtful accounts, as a percentage of revenues, decreased to 11.6% in the second quarter of 2009 compared to 11.7% in the second quarter of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $320 million during the second quarter of 2009, compared to the second quarter of 2008. At June 30, 2009, our allowance for doubtful accounts represented approximately 94% of the $6.138 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Equity in earnings of affiliates declined from $62 million in the second quarter of 2008 to $61 million in the second quarter of 2009. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased by $5 million, from $355 million in the second quarter of 2008 to $360 million in the second quarter of 2009.

Interest expense increased from $494 million in the second quarter of 2008 to $506 million in the second quarter of 2009 due primarily to an increase in the average interest rate on our outstanding debt. Our average debt balance was $26.474 billion for the second quarter of 2009 compared to $27.501 billion for the second quarter of 2008. The average interest rate for our long term debt increased from 7.0% at June 30, 2008 to 7.2% at June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended June 30, 2009 and 2008 (continued)

During the second quarter of 2009, we recorded a net loss on sales of facilities and other investments of $3 million. During the second quarter of 2008, we recognized a net loss of $11 million related to sales of real estate investments.

During the second quarter of 2009, we recorded an asset impairment charge of $4 million to adjust the value of certain real estate investments to estimated fair value. During the second quarter of 2008, we recorded an asset impairment charge of $9 million to adjust the value of certain hospital facilities to estimated fair value.

The effective tax rate was 36.4% and 21.4% for the second quarters of 2009 and 2008, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. During the quarter ended June 30, 2008, we reached a settlement with the IRS Appeals Division resolving proposed adjustments related to the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of this settlement, we reduced our provision for income taxes for the quarter ended June 30, 2008 by $38 million. Excluding the effect of this adjustment, the effective tax rate for the second quarter of 2008 would have been 42.4%.

Net income attributable to noncontrolling interests increased from $56 million for the second quarter of 2008 to $83 million for the second quarter of 2009. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Six Months Ended June 30, 2009 and 2008

Net income attributable to HCA Inc. totaled $642 million in the six months ended June 30, 2009 compared to $311 million in the six months ended June 30, 2008. Revenues increased 5.7% due to the combined impact of revenue per equivalent admission growth of 3.0% and an increase of 2.6% in equivalent admissions for the first six months of 2009 compared to the first six months of 2008.

For the first six months of 2009, consolidated admissions declined 0.1% and same facility admissions increased 0.5% compared to the first six months of 2008. Outpatient surgical volumes declined 1.1% on a consolidated basis and declined 0.6% on a same facility basis during the first six months of 2009 compared to the first six months of 2008. Consolidated inpatient surgeries declined 1.4% and same facility inpatient surgeries increased 0.1% in the first six months of 2009 compared to the first six months of 2008.

Salaries and benefits, as a percentage of revenues, were 39.3% in the first six months of 2009 and 40.3% in the first six months of 2008. Salaries and benefits per equivalent admission increased 0.7% in the first six months of 2009 compared to the first six months of 2008. Same facility labor rate increases averaged 4.0% for the first six months of 2009 compared to the first six months of 2008.

Supplies, as a percentage of revenues, were 16.2% in the first six months of 2009 and 16.5% in the first six months of 2008. Supply cost per equivalent admission increased 1.6% in the first six months of 2009 compared to the first six months of 2008. Same facility supply costs increased 4.8% for medical devices, 2.8% for pharmacy supplies, 6.1% for blood products and 4.9% for general medical and surgical items in the first six months of 2009 compared to the first six months of 2008.

Other operating expenses, as a percentage of revenues, declined to 15.1% in the first six months of 2009 compared to 15.8% in the first six months of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including repairs and maintenance, utilities, employee recruitment and travel and entertainment. Other operating expenses include $88 million and $77 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Six Months Ended June 30, 2009 and 2008 (continued)

of indigent care costs in certain Texas markets during the first six months of 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $94 million and $112 million for the first six months of 2009 and 2008, respectively.

Provision for doubtful accounts, as a percentage of revenues, declined to 11.2% in the first six months of 2009 compared to 12.1% in the first six months of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The provision for doubtful accounts decreased $28 million, but the combined self-pay revenue deductions for charity care and uninsured discounts increased $625 million for the first six months of 2009 compared to the first six months of 2008. At June 30, 2009, our allowance for doubtful accounts represented approximately 94% of the $6.138 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage was being evaluated.

Equity in earnings of affiliates remained flat at $129 million for each of the first six months of 2009 and 2008. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased by $1 million, from $712 million in the first six months of 2008 to $713 million in the first six months of 2009.

Interest expense decreased from $1.024 billion in the first six months of 2008 to $977 million in the first six months of 2009 due primarily to a reduction in the average outstanding debt balance. Our average debt balance was $26.643 billion for the first six months of 2009 compared to $27.384 billion for the first six months of 2008. The average interest rate for our long term debt increased from 7.0% at June 30, 2008 to 7.2% at June 30, 2009.

During the first six months of 2009, we recorded net losses on sales of facilities and other investments of $8 million. During the first six months of 2008, we recognized net gains of $40 million, which includes a $43 million gain on the sale of a hospital facility and $3 million of net losses on sales of real estate investments and other health care entity investments.

During the first six months of 2009, we recorded asset impairment charges of $13 million to adjust the value of certain real estate investments to estimated fair value. During the first six months of 2008, we recorded a charge of $9 million to adjust the value of certain hospital facilities to estimated fair value.

The effective tax rate was 35.2% and 33.5% for the first six months of 2009 and 2008, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Our provision for income taxes for the first six months of 2009 was reduced by $39 million due to the completion of certain state tax examinations, the reporting of certain federal tax adjustments to state taxing authorities and reductions to related interest accruals. During the first six months of 2008, we reached a settlement with the IRS Appeals Division resolving proposed adjustments related to the deductibility of the 2001 government settlement payment, the timing of recognition of certain patient service revenues for 2001 and 2002, and the amount of insurance expense deducted in 2001 and 2002. As a result of this settlement, we reduced our provision for income taxes for the first six months of 2008 by $38 million. Excluding the effect of these adjustments, the effective tax rates for the first six months of 2009 and 2008 would have been 39.1% and 41.6%, respectively.

Net income attributable to noncontrolling interests increased from $111 million for the first six months of 2008 to $155 million for the first six months of 2009. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $1.274 billion in the first six months of 2009 compared to $520 million in the first six months of 2008. The $754 million increase in cash provided by operating activities in the first six months of 2009 compared to the first six months of 2008 related primarily to the $375 million increase in net income and $312 million improvement from changes in operating assets and liabilities and the provision for doubtful accounts. We made $1.587 billion and $1.540 billion in interest and net tax payments in the first six months of 2009 and 2008, respectively. Working capital totaled $3.053 billion at June 30, 2009 and $2.391 billion at December 31, 2008. The increase in working capital at June 30, 2009 compared to December 31, 2008 is due primarily to reductions in accounts payable, other accrued expenses and the current portion of long-term debt.

Cash used in investing activities was $549 million in the first six months of 2009 compared to $649 million in the first six months of 2008. Excluding acquisitions, capital expenditures were $619 million in the first six months of 2009 and $717 million in the first six months of 2008. Capital expenditures are expected to approximate $1.5 billion in 2009. At June 30, 2009, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received cash flows from our investments of $71 million in the first six months of 2009 and expended $11 million to increase investments in the first six months of 2008. We received $29 million and $110 million from sales of hospitals and health care entities during the first six months of 2009 and 2008, respectively.

Cash used in financing activities totaled $740 million during the first six months of 2009, compared to cash provided by financing activities of $104 million during the first six months of 2008. During the first six months of 2009, cash flows from financing activities included a decrease in net borrowings of $536 million, payments of debt issuance costs of $45 million and distributions to noncontrolling interests of $159 million. During the first six months of 2008, cash flows from financing activities included an increase in net borrowings of $201 million and distributions to noncontrolling interests of $83 million.

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $26.545 billion at June 30, 2009. Our interest expense was $1.024 billion for the first six months of 2008 and $977 million for the first six months of 2009.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.359 billion and $2.768 billion available as of June 30, 2009 and July 31, 2009, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims incurred prior to 2007, totaled $1.502 billion and $1.622 billion at June 30, 2009 and December 31, 2008, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $727 million and $782 million at June 30, 2009 and December 31, 2008, respectively. Our facilities are insured by our wholly- owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $586 million and $548 million at June 30, 2009 and December 31, 2008, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $230 million. We estimate that approximately $50 million of the expected net claim payments during the next 12 months will relate to claims incurred subsequent to 2006.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured first lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured second lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. After the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured second lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.496 billion and $6 million, respectively, at June 30, 2009. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At June 30, 2009, we had a net unrealized loss of $24 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At June 30, 2009, our wholly-owned insurance subsidiary had invested $472 million ($502 million par value) in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every seven to 35 days. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $2.801 billion of long-term debt at June 30, 2009 is subject to variable rates of interest, while the remaining balance in long-term debt of $23.744 billion at June 30, 2009 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Market Risk (continued)

facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt increased from 7.0% at June 30, 2008 to 7.2% at June 30, 2009.

The estimated fair value of our total long-term debt was $24.124 billion at June 30, 2009. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $28 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At June 30, 2009, we were contesting before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and 11 affiliates that are treated as partnerships for federal income tax purposes. The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Eight taxable periods of HCA and its predecessors ended in 1995 through 2002 and the 2002 taxable year of seven affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division or the United States Tax Court as of June 30, 2009. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2009	2008

CONSOLIDATING
Number of hospitals in operation at:
March 31	155	161
June 30	155	161
September 30		158
December 31		158
Number of freestanding outpatient surgical centers in operation at:
March 31	97	101
June 30	97	99
September 30		99
December 31		97
Licensed hospital beds at(a):
March 31	38,763	38,375
June 30	38,793	38,448
September 30		38,386
December 31		38,504
Weighted average licensed beds(b):
Quarter:
First	38,811	38,406
Second	38,817	38,419
Third		38,390
Fourth		38,474
Year		38,422
Average daily census(c):
Quarter:
First	21,701	22,248
Second	20,577	20,743
Third		19,932
Fourth		20,273
Year		20,795
Admissions(d):
Quarter:
First	396,200	401,700
Second	387,400	382,600
Third		377,400
Fourth		380,100
Year		1,541,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Equivalent admissions(e):
Quarter:
First	610,200	601,300
Second	609,900	587,600
Third		587,400
Fourth		587,300
Year		2,363,600
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.8	4.9
Third		4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,359,700	1,368,800
Second	1,398,000	1,297,600
Third		1,303,100
Fourth		1,276,900
Year		5,246,400
Outpatient surgeries(h):
Quarter:
First	194,400	196,900
Second	200,200	202,100
Third		196,500
Fourth		201,900
Year		797,400
Inpatient surgeries(i):
Quarter:
First	122,600	125,400
Second	124,400	125,000
Third		121,400
Fourth		121,300
Year		493,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Days in accounts receivable(j):
Quarter:
First	47	53
Second	45	51
Third		49
Fourth		48
Year		49
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$28,742	$25,804
Second	28,500	25,065
Third		24,783
Fourth		27,191
Year		102,843
Outpatient revenues as a% of patient revenues(l):
Quarter:
First	38%	36%
Second	39%	38%
Third		39%
Fourth		38%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30		8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30	8	8
September 30		8
December 31		8
Licensed hospital beds at:
March 31	2,367	2,337
June 30	2,369	2,337
September 30		2,367
December 31		2,367

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at June 30, 2009:
Medicare and Medicaid	10%	1%	1%
Managed care and other discounted	17	3	3
Uninsured	18	11	36

Total	45%	15%	40%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Merger Litigation in State Court

On October 23, 2006, the Foundation for Seacoast Health (the “Foundation”) filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation filed an appeal from the final judgment. On July 15, 2008, the New Hampshire Supreme Court held that the Merger did not trigger the right of first refusal. The Court remanded to the lower court the claim that a right of first refusal had been triggered by certain intra-corporate transactions in 1999. The Court did not determine the merits of that claim, and we will continue to defend the claim vigorously.

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

We are a party to certain proceedings relating to claims for income taxes and related interest in the United States Tax Court. For a description of those proceedings, see Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

Health care reform and changes in governmental programs may reduce our revenues.

National health care reform is a focus at the federal level, and Congress is currently considering a number of proposals that may significantly impact the health care industry. Among other things, these proposals intend to decrease or eliminate the number of uninsured individuals and reduce health care costs. Various mechanisms to fund health care reform legislation are being considered, including proposals that would reduce hospital reimbursement. Several states are also considering health care reform measures. Federal or state health care reform could adversely affect our business and results of operations.

The focus on health care reform may also increase the likelihood of significant changes affecting existing government health care programs. A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 59% of our admissions from the Medicare and Medicaid programs in 2008. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in the Medicare, Medicaid, and other state programs, may reduce reimbursements to health care providers and insurers and may also increase our operating costs, which could reduce our profitability.

Centers for Medicare and Medicaid Services (“CMS”) issued final regulations effective January 1, 2008 that increased ambulatory surgery centers (“ASC”) payment groups from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the Ambulatory Payment Classification Groups (“APCs”) used under the outpatient prospective payment system (“PPS”) for these surgical services. The final regulation establishes a four-year transition period for implementing the revised payment rates. This regulation significantly expands the number of procedures that Medicare reimburses if performed in an ASC and limits ASC reimbursement for procedures commonly performed in physicians’ offices. More Medicare procedures that are now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures that are now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

In federal fiscal year 2008 CMS began a two-year implementation of the Medicare severity-adjusted diagnosis related group (“MS-DRGs”) system. This change represents a refinement to the existing Medicare diagnosis related group (“DRG”) system. Realignments in the DRG system could impact the margins we receive for certain services.

For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in federal fiscal years 2008 and 2009 have been reduced to eliminate what CMS estimates is the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. CMS may retrospectively determine if the adjustment levels for federal fiscal years 2008 and 2009 were adequate and may impose an adjustment in future years if CMS finds that the adjustments were inadequate. CMS has announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs or commercial third-party payers and other payers.

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

During the quarter ended June 30, 2009, HCA issued and sold 36,928 shares of common stock for aggregate consideration of $1,889,606 to certain employees. HCA issued and sold 22,769 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $290,305 resulting in 11,971 net settled shares. HCA also issued and sold 898 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $11,450. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The following table provides certain information with respect to our repurchases of common stock from April 1, 2009 through June 30, 2009.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

April 1, 2009 through April 30, 2009	2,138	$51.17	—	$—
May 1, 2009 through May 31, 2009	62	$51.17	—	—
June 1, 2009 through June 30, 2009	16,829	$55.37	—	—

Total for Second Quarter 2009	19,029	$54.89	—	$—

During the second quarter of 2009, we purchased 19,029 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

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

Date: August 14, 2009