Form 10-Q
period 2009-09-30
HCA INC/TN
filed 2009-11-12
CIK 860730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2009

Voting common stock, $.01 par value	94,636,900 shares

HCA INC.

Form 10-Q
September 30, 2009

		Page of
		Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Income Statements — for the quarters and nine months ended September 30, 2009 and 2008	3
	Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	4
	Condensed Consolidated Statements of Cash Flows — for the nine months ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits	42
Signatures		43
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32

HCA INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Unaudited
(Dollars in millions)

	Quarter		Nine Months
	2009	2008	2009	2008

Revenues	$7,533	$7,002	$22,447	$21,109

Salaries and benefits	3,013	2,883	8,880	8,563
Supplies	1,206	1,141	3,627	3,463
Other operating expenses	1,184	1,147	3,410	3,396
Provision for doubtful accounts	910	819	2,583	2,520
Equity in earnings of affiliates	(53)	(41)	(182)	(170)
Depreciation and amortization	354	350	1,067	1,062
Interest expense	510	497	1,487	1,521
Losses (gains) on sales of facilities	—	(50)	8	(90)
Impairment of long-lived assets	3	44	16	53

	7,127	6,790	20,896	20,318

Income before income taxes	406	212	1,551	791
Provision for income taxes	132	76	480	233

Net income	274	136	1,071	558
Net income attributable to noncontrolling interests	78	50	233	161

Net income attributable to HCA Inc.	$196	$86	$838	$397

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$443	$465
Accounts receivable, less allowance for doubtful accounts of $5,926 and $5,435	3,499	3,780
Inventories	745	737
Deferred income taxes	1,099	914
Other	515	405

	6,301	6,301

Property and equipment, at cost	24,389	23,714
Accumulated depreciation	(13,038)	(12,185)

	11,351	11,529

Investments of insurance subsidiary	1,371	1,422
Investments in and advances to affiliates	855	842
Goodwill	2,596	2,580
Deferred loan costs	436	458
Other	1,210	1,148

	$24,120	$24,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,199	$1,370
Accrued salaries	954	854
Other accrued expenses	1,316	1,282
Long-term debt due within one year	635	404

	4,104	3,910

Long-term debt	25,279	26,585
Professional liability risks	1,097	1,108
Income taxes and other liabilities	1,782	1,782

Equity securities with contingent redemption rights	147	155

Stockholders’ deficit:
Common stock $.01 par; authorized 125,000,000 shares; outstanding 94,614,500 shares in 2009 and 94,367,500 shares in 2008	1	1
Capital in excess of par value	204	165
Accumulated other comprehensive loss	(505)	(604)
Retained deficit	(8,979)	(9,817)

Stockholders’ deficit attributable to HCA Inc.	(9,279)	(10,255)
Noncontrolling interests	990	995

	(8,289)	(9,260)

	$24,120	$24,280

See accompanying notes.

HCA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Unaudited
(Dollars in millions)

	2009	2008

Cash flows from operating activities:
Net income	$1,071	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(2,136)	(2,420)
Provision for doubtful accounts	2,583	2,520
Depreciation and amortization	1,067	1,062
Income taxes	(485)	(379)
Losses (gains) on sales of facilities	8	(90)
Impairment of long-lived assets	16	53
Amortization of deferred loan costs	60	59
Pay-in-kind interest	58	—
Share-based compensation	21	25
Other	52	27

Net cash provided by operating activities	2,315	1,415

Cash flows from investing activities:
Purchase of property and equipment	(915)	(1,115)
Acquisition of hospitals and health care entities	(42)	(76)
Disposition of hospitals and health care entities	39	185
Change in investments	113	30
Other	(2)	4

Net cash used in investing activities	(807)	(972)

Cash flows from financing activities:
Issuance of long-term debt	2,979	4
Net change in revolving credit facilities	(1,125)	530
Repayment of long-term debt	(3,050)	(775)
Distributions to noncontrolling interests	(254)	(141)
Payment of debt issuance costs	(68)	—
Other	(12)	(10)

Net cash used in financing activities	(1,530)	(392)

Change in cash and cash equivalents	(22)	51
Cash and cash equivalents at beginning of period	465	393

Cash and cash equivalents at end of period	$443	$444

Interest payments	$1,154	$1,380
Income tax payments, net	$965	$612

See accompanying notes.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners (“Bain”), Kohlberg Kravis Roberts & Co. (“KKR”), Merrill Lynch Global Private Equity (“MLGPE”) (each a “Sponsor”) and of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”), by affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”), and by members of management. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this quarterly report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Basis of Presentation

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At September 30, 2009, these affiliates owned and operated 155 hospitals, 97 freestanding surgery centers and facilities which provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this quarterly report on Form 10-Q, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), references in this report to net income attributable to HCA Inc. and stockholders’ deficit attributable to HCA Inc. do not include noncontrolling interests (previously known as minority interests), which we now report separately. The implementation of ASC 810 also results in the cash flow impact of distributions to and certain other transactions with noncontrolling interests that were previously classified within operating activities, being classified within financing activities. Such treatment is consistent with the view that under ASC 810 transactions between HCA Inc. and noncontrolling interests are considered to be equity transactions. The presentation and disclosure provisions of ASC 810 have been applied retrospectively for all periods presented.

We evaluated all events or transactions that occurred after September 30, 2009, through November 12, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that required recognition or disclosure in the September 30, 2009 financial statements.

The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative would include our corporate office costs, which were $39 million and $41 million for the quarters ended September 30, 2009 and 2008, respectively, and $116 million and $124 million for the nine months ended

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation (continued)

September 30, 2009 and 2008, respectively. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our current report dated August 14, 2009 on Form 8-K/A for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	INCOME TAXES

At September 30, 2009, we were contesting before the Appeals Division of the Internal Revenue Service (“IRS”), certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and 10 affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year for six affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2009.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008. During the quarter ended September 30, 2009, six of the seven partnership audits were resolved with no material impact on our results of operations or financial position.

Our liability for unrecognized tax benefits was $609 million, including accrued interest of $139 million, as of September 30, 2009 ($625 million and $156 million, respectively, as of December 31, 2008). Unrecognized tax benefits of $223 million ($264 million as of December 31, 2008) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $72 million ($81 million as of December 31, 2008) related to deductible interest and state income taxes or a refundable deposit of $104 million, which is recorded in noncurrent assets. The provision for income taxes reflects interest expense of $3 million and $14 million related to taxing authority examinations for the quarters ended September 30, 2009 and 2008, respectively. The provision for income taxes reflects a $31 million reduction in interest expense and interest expense of $20 million related to taxing authority examinations for the nine months ended September 30, 2009 and 2008, respectively.

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

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of our insurance subsidiary’s investments at September 30, 2009 and December 31, 2008 follows (dollars in millions):

	September 30, 2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$713	$36	$(2)	$747
Auction rate securities	479	—	(6)	473
Asset-backed securities	45	—	(1)	44
Money market funds	254	—	—	254

	1,491	36	(9)	1,518

Equity securities:
Preferred stocks	5	—	(2)	3
Common stocks	3	1	—	4

	8	1	(2)	7

	$1,499	$37	$(11)	1,525

Amount classified as current assets				(154)

Investment carrying value				$1,371

	December 31, 2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$808	$20	$(23)	$805
Auction rate securities	576	—	(40)	536
Asset-backed securities	51	1	(5)	47
Money market funds	226	—	—	226

	1,661	21	(68)	1,614

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks	3	—	—	3

	9	—	(1)	8

	$1,670	$21	$(69)	1,622

Amount classified as current assets				(200)

Investment carrying value				$1,422

At September 30, 2009 and December 31, 2008, the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income. At September 30, 2009 and December 31, 2008, $100 million and $119 million, respectively, of our investments were subject to restrictions included in insurance bond collateralization and assumed reinsurance contracts.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVESTMENTS OF INSURANCE SUBSIDIARY (continued)

Scheduled maturities of investments in debt securities at September 30, 2009 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$313	$313
Due after one year through five years	296	311
Due after five years through ten years	212	227
Due after ten years	146	150

	967	1,001
Auction rate securities	479	473
Asset-backed securities	45	44

	$1,491	$1,518

The average expected maturity of the investments in debt securities at September 30, 2009 was 3.7 years, compared to the average scheduled maturity of 12.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at September 30, 2009 were 5.6 years and 6.2 years, respectively, compared to average scheduled maturities of 25.5 years and 25.4 years, respectively.

NOTE 4 —	LONG-TERM DEBT

A summary of long-term debt at September 30, 2009 and December 31, 2008, including related interest rates at September 30, 2009, follows (dollars in millions):

	September 30,	December 31,
	2009	2008

Senior secured asset-based revolving credit facility (effective interest rate of 1.8%)	$925	$2,000
Senior secured revolving credit facility	—	50
Senior secured term loan facilities (effective interest rate of 6.5%)	9,032	12,002
Senior secured first lien notes (effective interest rate of 8.9%)	2,681	—
Other senior secured debt (effective interest rate of 7.0%)	352	406

First lien debt	12,990	14,458

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,500	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,500

Second lien debt	6,078	5,700

Senior unsecured notes (effective interest rate of 7.2%)	6,846	6,831

Total debt (average life of six years, rates averaging 7.5%)	25,914	26,989
Less amounts due within one year	635	404

	$25,279	$26,585

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT (continued)

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at September 30, 2009 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(15)
Pay-fixed interest rate swaps	8,000	November 2011	(582)
Pay-fixed interest rate swaps (starting November 2011)	2,000	December 2016	(26)

During the next 12 months, we estimate $367 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies, other than the functional currencies of the parties executing the trade. In order to mitigate the currency exposure risks and better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we entered into various cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FINANCIAL INSTRUMENTS (continued)

Cross Currency Swaps (continued)

Certain of our cross currency swaps were not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement not designated as a hedge at September 30, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar currency swap	411 Euro	December 2011	$92

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at September 30, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

GBP — United States Dollar currency swaps	100 GBP	November 2010	$(15)

Derivatives — Results of Operations

The following tables present the effect on our results of operations of our interest rate and cross currency swaps for the nine months ended September 30, 2009 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss (Gain)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$139	Interest expense	$242
Cross currency swaps	(7)	Interest expense	—

	$132		$242

	Location of Gain	Amount of Gain
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swaps	Other operating expense	$(9)

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2009, we have not been required to post any collateral related to these agreements. If we had breached these provisions at September 30, 2009, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $579 million.

NOTE 6 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans, substantially guaranteed by the federal government, of $473 million ($478 million par value) at September 30, 2009. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2008 and the first nine months of 2009, certain issuers of our ARS redeemed $93 million and $95 million, respectively, of our securities at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness.

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

Derivative Financial Instruments (continued)

derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy at September 30, 2009.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,525	$256	$794	$475
Less amounts classified as current assets	(154)	(154)	—	—

	1,371	102	794	475
Cross currency swap (Other assets)	92	—	—	92
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	623	—	—	623
Cross currency swaps (Income taxes and other liabilities)	15	—	—	15

The following table summarizes the activity related to the investments of our insurance subsidiary and our cross currency and interest rate swaps which have fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (dollars in millions):

	Investments			Interest
	of Insurance	Cross Currency		Rate
	Subsidiary	Swaps		Swaps

Asset (liability) balances at December 31, 2008	$538	$97	$(26)	$(657)
Realized gains and losses included in earnings	—	9	—	242
Unrealized gains (losses) included in other comprehensive income	35	—	11	(220)
Purchases, issuances and settlements	(98)	(14)	—	12

Asset (liability) balances at September 30, 2009	$475	$92	$(15)	$(623)

The estimated fair value of our long-term debt was $25.111 billion and $20.225 billion at September 30, 2009 and December 31, 2008, respectively, compared to carrying amounts aggregating $25.914 billion and $26.989 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

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

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2009 and 2008 are only attributable to HCA Inc. and are as follows (dollars in millions):

	Quarter		Nine Months
	2009	2008	2009	2008

Net income attributable to HCA Inc.	$196	$86	$838	$397
Change in fair value of derivative instruments	(31)	(23)	23	5
Change in fair value of available-for-sale securities	32	(8)	47	(19)
Foreign currency translation adjustments	(10)	(24)	22	(24)
Defined benefit plans	2	—	7	(1)

Comprehensive income	$189	$31	$937	$358

The components of accumulated other comprehensive loss, net of related taxes, are as follows (dollars in millions):

	September 30,	December 31,
	2009	2008

Change in fair value of derivative instruments	$(417)	$(440)
Change in fair value of available-for-sale securities	17	(30)
Foreign currency translation adjustments	(6)	(28)
Defined benefit plans	(99)	(106)

Accumulated other comprehensive loss	$(505)	$(604)

The changes in stockholders’ deficit, including changes in stockholders’ deficit attributable to HCA Inc. and changes in equity attributable to noncontrolling interests are as follows (dollars in millions):

	Equity (Deficit) Attributable to HCA Inc.
			Capital in	Accumulated		Equity
	Common Stock		Excess of	Other		Attributable to
	Shares	Par	Par	Comprehensive	Retained	Noncontrolling
	(000)	Value	Value	Loss	Deficit	Interests	Total

Balances, December 31, 2008	94,367	$1	$165	$(604)	$(9,817)	$995	$(9,260)
Net income	—	—	—	—	838	233	1,071
Other comprehensive income	—	—	—	99	—	—	99
Distributions	—	—	—	—	—	(254)	(254)
Share-based benefit plans	248	—	28	—	—	—	28
Other	—	—	11	—	—	16	27

Balances, September 30, 2009	94,615	$1	$204	$(505)	$(8,979)	$990	$(8,289)

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the quarters ended September 30, 2009 and 2008, approximately 22% of our patient revenues related to patients participating in the fee-for-service Medicare program. During the nine months ended September 30, 2009 and 2008, approximately 23% of our patient revenues related to patients participating in the fee-for-service Medicare program.

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

	Quarter		Nine Months
	2009	2008	2009	2008

Revenues:
Central Group	$1,823	$1,663	$5,431	$5,007
Eastern Group	2,191	2,059	6,647	6,382
Western Group	3,291	3,037	9,720	8,976
Corporate and other	228	243	649	744

	$7,533	$7,002	$22,447	$21,109

Equity in earnings of affiliates:
Central Group	$—	$—	$(2)	$(1)
Eastern Group	(1)	(1)	(2)	(2)
Western Group	(53)	(42)	(179)	(168)
Corporate and other	1	2	1	1

	$(53)	$(41)	$(182)	$(170)

Adjusted segment EBITDA:
Central Group	$328	$240	$1,023	$791
Eastern Group	312	277	1,085	931
Western Group	666	541	2,111	1,661
Corporate and other	(33)	(5)	(90)	(46)

	$1,273	$1,053	$4,129	$3,337

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Quarter		Nine Months
	2009	2008	2009	2008

Depreciation and amortization:
Central Group	$88	$88	$264	$270
Eastern Group	91	87	274	267
Western Group	144	137	434	413
Corporate and other	31	38	95	112

	$354	$350	$1,067	$1,062

Adjusted segment EBITDA	$1,273	$1,053	$4,129	$3,337
Depreciation and amortization	354	350	1,067	1,062
Interest expense	510	497	1,487	1,521
Losses (gains) on sales of facilities	—	(50)	8	(90)
Impairment of long-lived assets	3	44	16	53

Income before income taxes	$406	$212	$1,551	$791

NOTE 10 —	ACQUISITIONS, DISPOSITIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

During the nine months ended September 30, 2009, we paid $42 million to acquire nonhospital health care entities. During the nine months ended September 30, 2008, we paid $18 million to acquire one hospital and $58 million to acquire other health care entities.

During the nine months ended September 30, 2009, we received proceeds of $39 million and recognized a net pretax loss of $8 million related to sales of hospital facilities and other investments. During the quarter and nine months ended September 30, 2008, we received proceeds of $75 million and $185 million, respectively, and recognized net pretax gains on sales of facilities of $50 million and $90 million, respectively. For the quarter ended September 30, 2008, the $50 million pretax gain is comprised of a $39 million pretax gain on the sale of a hospital facility and $11 million of net pretax gains on the sales of other health care entity investments. For the nine months ended September 30, 2008, the $90 million pretax gain includes $86 million of net pretax gains on sales of hospital facilities and $4 million of net pretax gains on sales of real estate and other health care entity investments.

During the quarter and nine months ended September 30, 2009, we recorded charges of $3 million and $16 million, respectively, to adjust the values of certain real estate investments in our Central Group to estimated fair value. During the quarter and nine months ended September 30, 2008, we recorded impairment charges of $44 million and $53 million, respectively. The $44 million impairment charge for the quarter ended September 30, 2008 related to adjusting the value of goodwill for other health care entity investments in our Eastern Group to estimated fair value. The additional $9 million impairment charge included in our operating results for the nine months ended September 30, 2008 related to adjusting the value of certain hospital facilities in our Central Group to estimated fair value.

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

Our summarized condensed consolidating balance sheets at September 30, 2009 and December 31, 2008 and condensed consolidating statements of income for the quarters and nine months ended September 30, 2009 and 2008 and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow:

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,387	$3,146	$—	$7,533

Salaries and benefits	—	1,796	1,217	—	3,013
Supplies	—	701	505	—	1,206
Other operating expenses	1	634	549	—	1,184
Provision for doubtful accounts	—	577	333	—	910
Equity in earnings of affiliates	(560)	(19)	(34)	560	(53)
Depreciation and amortization	—	196	158	—	354
Interest expense (income)	608	(83)	(15)	—	510
Impairment of long-lived assets	—	2	1	—	3
Management fees	—	(116)	116	—	—

	49	3,688	2,830	560	7,127

Income (loss) before income taxes	(49)	699	316	(560)	406
Provision for income taxes	(245)	273	104	—	132

Net income	196	426	212	(560)	274
Net income attributable to noncontrolling interests	—	13	65	—	78

Net income attributable to HCA Inc.	$196	$413	$147	$(560)	$196

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$4,032	$2,970	$—	$7,002

Salaries and benefits	—	1,722	1,161	—	2,883
Supplies	—	657	484	—	1,141
Other operating expenses	(3)	635	515	—	1,147
Provision for doubtful accounts	—	471	348	—	819
Equity in earnings of affiliates	(432)	(14)	(27)	432	(41)
Depreciation and amortization	—	190	160	—	350
Interest expense (income)	541	(23)	(21)	—	497
Gains on sales of facilities	—	(8)	(42)	—	(50)
Impairment of long-lived assets	—	—	44	—	44
Management fees	—	(109)	109	—	—

	106	3,521	2,731	432	6,790

Income (loss) before income taxes	(106)	511	239	(432)	212
Provision for income taxes	(192)	196	72	—	76

Net income	86	315	167	(432)	136
Net income attributable to noncontrolling interests	—	13	37	—	50

Net income attributable to HCA Inc.	$86	$302	$130	$(432)	$86

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$13,200	$9,247	$—	$22,447

Salaries and benefits	—	5,311	3,569	—	8,880
Supplies	—	2,134	1,493	—	3,627
Other operating expenses	13	1,870	1,527	—	3,410
Provision for doubtful accounts	—	1,631	952	—	2,583
Equity in earnings of affiliates	(1,939)	(67)	(115)	1,939	(182)
Depreciation and amortization	—	592	475	—	1,067
Interest expense (income)	1,733	(219)	(27)	—	1,487
Losses on sales of facilities	—	6	2	—	8
Impairment of long-lived assets	—	15	1	—	16
Management fees	—	(347)	347	—	—

	(193)	10,926	8,224	1,939	20,896

Income before income taxes	193	2,274	1,023	(1,939)	1,551
Provision for income taxes	(645)	816	309	—	480

Net income	838	1,458	714	(1,939)	1,071
Net income attributable to noncontrolling interests	—	39	194	—	233

Net income attributable to HCA Inc.	$838	$1,419	$520	$(1,939)	$838

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$12,229	$8,880	$—	$21,109

Salaries and benefits	—	5,128	3,435	—	8,563
Supplies	—	1,999	1,464	—	3,463
Other operating expenses	(1)	1,846	1,551	—	3,396
Provision for doubtful accounts	—	1,527	993	—	2,520
Equity in earnings of affiliates	(1,420)	(63)	(107)	1,420	(170)
Depreciation and amortization	—	579	483	—	1,062
Interest expense (income)	1,624	(42)	(61)	—	1,521
Gains on sales of facilities	—	—	(90)	—	(90)
Impairment of long-lived assets	—	—	53	—	53
Management fees	—	(329)	329	—	—

	203	10,645	8,050	1,420	20,318

Income (loss) before income taxes	(203)	1,584	830	(1,420)	791
Provision for income taxes	(600)	571	262	—	233

Net income	397	1,013	568	(1,420)	558
Net income attributable to noncontrolling interests	—	39	122	—	161

Net income attributable to HCA Inc.	$397	$974	$446	$(1,420)	$397

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$108	$335	$—	$443
Accounts receivable, net	—	2,046	1,453	—	3,499
Inventories	—	453	292	—	745
Deferred income taxes	1,099	—	—	—	1,099
Other	45	180	290	—	515

	1,144	2,787	2,370	—	6,301

Property and equipment, net	—	7,010	4,341	—	11,351
Investments of insurance subsidiary	—	—	1,371	—	1,371
Investments in and advances to affiliates	—	240	615	—	855
Goodwill	—	1,659	937	—	2,596
Deferred loan costs	436	—	—	—	436
Investments in and advances to subsidiaries	21,229	—	—	(21,229)	—
Other	1,082	20	108	—	1,210

	$23,891	$11,716	$9,742	$(21,229)	$24,120

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$738	$461	$—	$1,199
Accrued salaries	—	607	347	—	954
Other accrued expenses	392	341	583	—	1,316
Long-term debt due within one year	609	4	22	—	635

	1,001	1,690	1,413	—	4,104

Long-term debt	24,853	96	330	—	25,279
Intercompany balances	5,910	(9,770)	3,860	—	—
Professional liability risks	—	—	1,097	—	1,097
Income taxes and other liabilities	1,259	374	149	—	1,782

	33,023	(7,610)	6,849	—	32,262
Equity securities with contingent redemption rights	147	—	—	—	147
Stockholders’ (deficit) equity attributable to HCA Inc.	(9,279)	19,207	2,022	(21,229)	(9,279)
Noncontrolling interests	—	119	871	—	990

	(9,279)	19,326	2,893	(21,229)	(8,289)

	$23,891	$11,716	$9,742	$(21,229)	$24,120

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$838	$1,458	$714	$(1,939)	$1,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities	201	(1,475)	(862)	—	(2,136)
Provision for doubtful accounts	—	1,631	952	—	2,583
Depreciation and amortization	—	592	475	—	1,067
Income taxes	(485)	—	—	—	(485)
Losses on sales of facilities	—	6	2	—	8
Impairments of long-lived assets	—	15	1	—	16
Amortization of deferred loan costs	60	—	—	—	60
Pay-in-kind interest	58	—	—	—	58
Share-based compensation	21	—	—	—	21
Equity in earnings of affiliates	(1,939)	—	—	1,939	—
Other	42	5	5	—	52

Net cash (used in) provided by operating activities	(1,204)	2,232	1,287	—	2,315

Cash flows from investing activities:
Purchase of property and equipment	—	(522)	(393)	—	(915)
Acquisition of hospitals and health care entities	—	(38)	(4)	—	(42)
Disposition of hospitals and health care entities	—	18	21	—	39
Change in investments	—	9	104	—	113
Other	—	(18)	16	—	(2)

Net cash used in investing activities	—	(551)	(256)	—	(807)

Cash flows from financing activities:
Issuance of long-term debt	2,979	—	—	—	2,979
Net change in revolving credit facilities	(1,125)	—	—	—	(1,125)
Repayment of long-term debt	(2,960)	(6)	(84)	—	(3,050)
Distributions to noncontrolling interests	—	(58)	(196)	—	(254)
Changes in intercompany balances with affiliates, net	2,397	(1,643)	(754)	—	—
Payment of debt issuance costs	(68)	—	—	—	(68)
Other	(19)	—	7	—	(12)

Net cash provided by (used in) financing activities	1,204	(1,707)	(1,027)	—	(1,530)

Change in cash and cash equivalents	—	(26)	4	—	(22)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$108	$335	$—	$443

HCA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$397	$1,013	$568	$(1,420)	$558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities	100	(1,627)	(893)	—	(2,420)
Provision for doubtful accounts	—	1,527	993	—	2,520
Depreciation and amortization	—	579	483	—	1,062
Income taxes	(379)	—	—	—	(379)
Gains on sales of facilities	—	—	(90)	—	(90)
Impairment of long-lived assets	—	—	53	—	53
Amortization of deferred loan costs	59	—	—	—	59
Share-based compensation	25	—	—	—	25
Equity in earnings of affiliates	(1,420)	—	—	1,420	—
Other	6	18	3	—	27

Net cash (used in) provided by operating activities	(1,212)	1,510	1,117	—	1,415

Cash flows from investing activities:
Purchase of property and equipment	—	(579)	(536)	—	(1,115)
Acquisition of hospitals and health care entities	—	(25)	(51)	—	(76)
Disposition of hospitals and health care entities	—	20	165	—	185
Change in investments	—	(13)	43	—	30
Other	—	(2)	6	—	4

Net cash used in investing activities	—	(599)	(373)	—	(972)

Cash flows from financing activities:
Issuance of long-term debt	—	—	4	—	4
Net change in revolving credit facilities	530	—	—	—	530
Repayment of long-term debt	(699)	(3)	(73)	—	(775)
Distributions to noncontrolling interests	—	(20)	(121)	—	(141)
Changes in intercompany balances with affiliates, net	1,382	(934)	(448)	—	—
Other	(1)	—	(9)	—	(10)

Net cash provided by (used in) financing activities	1,212	(957)	(647)	—	(392)

Change in cash and cash equivalents	—	(46)	97	—	51
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$119	$325	$—	$444

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) the possible enactment of federal or state health care reform and changes in federal, state or local laws or regulations affecting the health care industry, (4) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts, and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn, and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in our annual report on Form 10-K and other filings with the Securities and Exchange Commission. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report, which forward-looking statements reflect management’s views only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Third Quarter 2009 Operations Summary

Net income attributable to HCA Inc. totaled $196 million for the quarter ended September 30, 2009, compared to $86 million for the quarter ended September 30, 2008. Revenues increased to $7.533 billion in the third quarter of 2009 from $7.002 billion in the third quarter of 2008. No gains or losses on sales of facilities were recognized during the third quarter of 2009, compared to gains on sales of facilities of $50 million being recognized during the third quarter of 2008. Third quarter 2009 results include an impairment of long-lived assets of $3 million, compared to an impairment of long-lived assets of $44 million for the third quarter of 2008.

Revenues increased 7.6% on a consolidated basis and 7.7% on a same facility basis for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The increase in consolidated revenues can be attributed to the combined impact of a 2.7% increase in revenue per equivalent admission and a 4.7% increase in equivalent admissions. The same facility revenues increase resulted from the combined impact of a 2.8% increase in same facility revenue per equivalent admission and a 4.8% increase in same facility equivalent admissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2009 Operations Summary (continued)

During the quarter ended September 30, 2009, consolidated admissions and same facility admissions each increased 2.7% compared to the quarter ended September 30, 2008. Inpatient surgeries increased 3.2% on a consolidated basis and increased 1.9% on a same facility basis during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. Outpatient surgeries increased 1.3% on a consolidated basis and increased 0.8% on a same facility basis during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. Emergency department visits increased 10.6% on a consolidated basis and increased 11.1% on a same facility basis during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

For the quarter ended September 30, 2009, the provision for doubtful accounts increased $91 million to 12.1% of revenues, from 11.7% of revenues for the quarter ended September 30, 2008. The combined self-pay revenue deductions for charity care and uninsured discounts increased $368 million during the third quarter of 2009, compared to the third quarter of 2008. Same facility uninsured admissions increased 8.2% and same facility uninsured emergency room visits increased 12.0% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

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

Revenues increased 7.6% from $7.002 billion in the third quarter of 2008 to $7.533 billion in the third quarter of 2009. The increase in consolidated revenues can be attributed to the combined impact of a 2.7% increase in revenue per equivalent admission and a 4.7% increase in equivalent admissions. Same facility revenues increased 7.7% from $6.862 billion in the third quarter of 2008 to $7.392 billion in the third quarter of 2009. The increase in same facility revenues can be attributed to the combined impact of a 2.8% increase in same facility revenue per equivalent admission and a 4.8% increase in same facility equivalent admissions.

Consolidated admissions and same facility admissions each increased 2.7% compared to the third quarter of 2008. Consolidated outpatient surgeries increased 1.3% and same facility outpatient surgeries increased 0.8% in the third quarter of 2009, compared to the third quarter of 2008. Consolidated inpatient surgeries increased 3.2% and same facility inpatient surgeries increased 1.9% in the third quarter of 2009, compared to the third quarter of 2008. Emergency department visits increased 10.6% on a consolidated basis and increased 11.1% on a same facility basis during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

Same facility uninsured admissions increased by 2,017 admissions, or 8.2%, in the third quarter of 2009 compared to the third quarter of 2008. Same facility uninsured admissions in 2009, compared to 2008, increased 10.4% in the second quarter of 2009 and declined 0.1% in the first quarter of 2009. The quarterly trend of same facility uninsured admissions growth during 2008, compared to 2007, was 5.3% during the first quarter, 1.0% during the second quarter, 0.9% during the third quarter and a decline of 0.4% during the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Revenue/Volume Trends (continued)

The approximate percentages of our admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2009 and 2008 are set forth in the following table.

	Quarter		Nine Months
	2009	2008	2009	2008

Medicare	32%	33%	34%	35%
Managed Medicare	10	9	10	9
Medicaid	9	8	9	8
Managed Medicaid	8	7	7	7
Managed care and other insurers	34	36	33	35
Uninsured	7	7	7	6

	100%	100%	100%	100%

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the quarters and nine months ended September 30, 2009 and 2008 are set forth in the following table.

	Quarter		Nine Months
	2009	2008	2009	2008

Medicare	29%	30%	31%	31%
Managed Medicare	8	8	8	8
Medicaid	8	8	8	7
Managed Medicaid	4	4	4	3
Managed care and other insurers	45	45	44	45
Uninsured	6	5	5	6

	100%	100%	100%	100%

At September 30, 2009, we had 73 hospitals in the states of Texas and Florida. During the third quarter of 2009, 57% of our admissions and 51% of our revenues were generated by these hospitals. Uninsured admissions in Texas and Florida represented 63% of our uninsured admissions during the third quarter of 2009.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $115 million and $100 million during the third quarters of 2009 and 2008, respectively, and $276 million and $194 million during the first nine months of 2009 and 2008, respectively, of Medicaid supplemental payments pursuant to UPL programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary

The following are comparative summaries of results from operations for the quarters and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Quarter
	2009		2008
	Amount	Ratio	Amount	Ratio

Revenues	$7,533	100.0	$7,002	100.0

Salaries and benefits	3,013	40.0	2,883	41.2
Supplies	1,206	16.0	1,141	16.3
Other operating expenses	1,184	15.7	1,147	16.4
Provision for doubtful accounts	910	12.1	819	11.7
Equity in earnings of affiliates	(53)	(0.7)	(41)	(0.6)
Depreciation and amortization	354	4.7	350	5.0
Interest expense	510	6.8	497	7.1
Gains on sales of facilities	—	—	(50)	(0.7)
Impairment of long-lived assets	3	—	44	0.6

	7,127	94.6	6,790	97.0

Income before income taxes	406	5.4	212	3.0
Provision for income taxes	132	1.8	76	1.1

Net income	274	3.6	136	1.9
Net income attributable to noncontrolling interests	78	1.0	50	0.7

Net income attributable to HCA Inc.	$196	2.6	$86	1.2

% changes from prior year:
Revenues	7.6%		6.6%
Income before income taxes	91.5		(44.7)
Net income attributable to HCA Inc.	126.0		(71.1)
Admissions(a)	2.7		(1.1)
Equivalent admissions(b)	4.7		0.7
Revenue per equivalent admission	2.7		5.9
Same facility % changes from prior year(c):
Revenues	7.7		7.7
Admissions(a)	2.7		0.4
Equivalent admissions(b)	4.8		1.9
Revenue per equivalent admission	2.8		5.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Operating Results Summary (continued)

	Nine Months
	2009		2008
	Amount	Ratio	Amount	Ratio

Revenues	$22,447	100.0	$21,109	100.0

Salaries and benefits	8,880	39.6	8,563	40.6
Supplies	3,627	16.2	3,463	16.4
Other operating expenses	3,410	15.1	3,396	16.1
Provision for doubtful accounts	2,583	11.5	2,520	11.9
Equity in earnings of affiliates	(182)	(0.8)	(170)	(0.8)
Depreciation and amortization	1,067	4.8	1,062	5.0
Interest expense	1,487	6.6	1,521	7.2
Losses (gains) on sales of facilities	8	—	(90)	(0.4)
Impairment of long-lived assets	16	0.1	53	0.3

	20,896	93.1	20,318	96.3

Income before income taxes	1,551	6.9	791	3.7
Provision for income taxes	480	2.1	233	1.1

Net income	1,071	4.8	558	2.6
Net income attributable to noncontrolling interests	233	1.1	161	0.7

Net income attributable to HCA Inc.	$838	3.7	$397	1.9

% changes from prior year:
Revenues	6.3%		5.7%
Income before income taxes	96.1		(21.0)
Net income attributable to HCA Inc.	110.9		(33.3)
Admissions(a)	0.8		(0.6)
Equivalent admissions(b)	3.3		0.5
Revenue per equivalent admission	2.9		5.1
Same facility % changes from prior year(c):
Revenues	6.7		7.0
Admissions(a)	1.2		0.9
Equivalent admissions(b)	3.8		1.7
Revenue per equivalent admission	2.8		5.2

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities which were either acquired or divested during the current and prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2009 and 2008

Net income attributable to HCA Inc. totaled $196 million for the third quarter of 2009 compared to $86 million for the third quarter of 2008. Revenues increased 7.6% due to the combined impact of revenue per equivalent admission growth of 2.7% and an increase of 4.7% in equivalent admissions for the third quarter of 2009 compared to the third quarter of 2008.

For the third quarter of 2009, consolidated admissions and same facility admissions each increased 2.7% compared to the third quarter of 2008. Outpatient surgical volumes increased 1.3% on a consolidated basis and increased 0.8% on a same facility basis during the third quarter of 2009, compared to the third quarter of 2008. Consolidated inpatient surgeries increased 3.2% and same facility inpatient surgeries increased 1.9% in the third quarter of 2009, compared to the third quarter of 2008. Emergency department visits increased 10.6% on a consolidated basis and increased 11.1% on a same facility basis during the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

Salaries and benefits, as a percentage of revenues, were 40.0% in the third quarter of 2009 and 41.2% in the same quarter of 2008. Salaries and benefits per equivalent admission declined 0.2% in the third quarter of 2009 compared to the third quarter of 2008. Same facility labor rate increases averaged 3.3% for the third quarter of 2009 compared to the third quarter of 2008.

Supplies, as a percentage of revenues, were 16.0% in the third quarter of 2009 and 16.3% in the third quarter of 2008. Supply cost per equivalent admission increased 0.9% in the third quarter of 2009 compared to the third quarter of 2008. Same facility supply costs increased 9.6% for medical devices, 3.9% for pharmacy supplies, 8.5% for blood products and 6.5% for general medical and surgical items in the third quarter of 2009 compared to the third quarter of 2008.

Other operating expenses, as a percentage of revenues, declined to 15.7% in the third quarter of 2009 compared to 16.4% in the third quarter of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including repairs and maintenance, utilities, employee recruitment and travel and entertainment. Other operating expenses include $57 million and $22 million of indigent care costs in certain Texas markets during the third quarters of 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $60 million and $32 million for the third quarters of 2009 and 2008, respectively. We recorded $15 million of expense related to the hurricanes that occurred during the third quarter of 2008.

Provision for doubtful accounts increased $91 million, from $819 million in the third quarter of 2008 to $910 million in the third quarter of 2009, and as a percentage of revenues, increased to 12.1% in the third quarter of 2009 compared to 11.7% in the third quarter of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The combined self-pay revenue deductions for charity care and uninsured discounts increased $368 million during the third quarter of 2009, compared to the third quarter of 2008. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 24.9% for the third quarter of 2009, compared to 21.9% for the third quarter of 2008. At September 30, 2009, our allowance for doubtful accounts represented approximately 95% of the $6.244 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated.

Equity in earnings of affiliates increased from $41 million in the third quarter of 2008 to $53 million in the third quarter of 2009. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Quarters Ended September 30, 2009 and 2008 (continued)

Depreciation and amortization increased $4 million, from $350 million in the third quarter of 2008 to $354 million in the third quarter of 2009.

Interest expense increased from $497 million in the third quarter of 2008 to $510 million in the third quarter of 2009. Our average debt balance was $26.139 billion for the third quarter of 2009 compared to $27.263 billion for the third quarter of 2008. The average interest rate for our long term debt increased from 7.3% at September 30, 2008 to 7.5% at September 30, 2009.

During the third quarter of 2009, no gains or losses on sales of facilities were recognized. During the third quarter of 2008, we recorded net gains on sales of facilities of $50 million, which included a $39 million gain on the sale of a hospital.

During the third quarter of 2009, we recorded asset impairment charges of $3 million to adjust the value of certain real estate investments to estimated fair value. During the third quarter of 2008, we recorded asset impairment charges of $44 million to adjust the value of goodwill of health care entity investments to estimated fair value.

The effective tax rate was 40.2% and 46.8% for the third quarters of 2009 and 2008, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Excluding the effect of interest expense related to taxing authority examinations, the effective tax rate for the third quarters of 2009 and 2008 would have been 39.6% and 41.3%, respectively.

Net income attributable to noncontrolling interests increased from $50 million for the third quarter of 2008 to $78 million for the third quarter of 2009. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Nine Months Ended September 30, 2009 and 2008

Net income attributable to HCA Inc. totaled $838 million in the nine months ended September 30, 2009 compared to $397 million in the nine months ended September 30, 2008. Revenues increased 6.3% due to the combined impact of revenue per equivalent admission growth of 2.9% and an increase of 3.3% in equivalent admissions for the first nine months of 2009 compared to the first nine months of 2008.

For the first nine months of 2009, consolidated admissions increased 0.8% and same facility admissions increased 1.2% compared to the first nine months of 2008. Outpatient surgical volumes declined 0.3% on a consolidated basis and declined 0.1% on a same facility basis during the first nine months of 2009, compared to the first nine months of 2008. Consolidated inpatient surgeries increased 0.1% and same facility inpatient surgeries increased 0.7% in the first nine months of 2009, compared to the first nine months of 2008. Emergency department visits increased 5.8% on a consolidated basis and increased 6.4% on a same facility basis during the first nine months of 2009, compared to the first nine months of 2008.

Salaries and benefits, as a percentage of revenues, were 39.6% in the first nine months of 2009 and 40.6% in the first nine months of 2008. Salaries and benefits per equivalent admission increased 0.4% in the first nine months of 2009 compared to the first nine months of 2008. Same facility labor rate increases averaged 3.8% for the first nine months of 2009 compared to the first nine months of 2008.

Supplies, as a percentage of revenues, were 16.2% in the first nine months of 2009 and 16.4% in the first nine months of 2008. Supply cost per equivalent admission increased 1.4% in the first nine months of 2009 compared to the first nine months of 2008. Same facility supply costs increased 6.4% for medical devices, 3.1% for pharmacy supplies, 6.9% for blood products and 5.4% for general medical and surgical items in the first nine months of 2009 compared to the first nine months of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2009 and 2008 (continued)

Other operating expenses, as a percentage of revenues, declined to 15.1% in the first nine months of 2009 compared to 16.1% in the first nine months of 2008. Other operating expenses is primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including repairs and maintenance, utilities, employee recruitment and travel and entertainment. Other operating expenses include $145 million and $99 million of indigent care costs in certain Texas markets during the first nine months of 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $154 million and $144 million for the first nine months of 2009 and 2008, respectively.

Provision for doubtful accounts increased $63 million, from $2.520 billion in the first nine months of 2008 to $2.583 billion in the first nine months of 2009, and as a percentage of revenues, declined to 11.5% in the first nine months of 2009 compared to 11.9% in the first nine months of 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. While the provision for doubtful accounts decreased as a percentage of revenues, the combined self-pay revenue deductions for charity care and uninsured discounts increased $993 million for the first nine months of 2009 compared to the first nine months of 2008. The sum of the provision of doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 23.7% for the first nine months of 2009, compared to 21.6% for the first nine months of 2008. At September 30, 2009, our allowance for doubtful accounts represented approximately 95% of the $6.244 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid assistance or charity was being evaluated.

Equity in earnings of affiliates was $182 million and $170 million in the first nine months of 2009 and 2008, respectively. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization increased $5 million, from $1.062 billion in the first nine months of 2008 to $1.067 billion in the first nine months of 2009.

Interest expense declined from $1.521 billion in the first nine months of 2008 to $1.487 billion in the first nine months of 2009 due primarily to a reduction in the average outstanding debt balance. Our average debt balance was $26.452 billion for the first nine months of 2009 compared to $27.313 billion for the first nine months of 2008. The average interest rate for our long term debt increased from 7.3% at September 30, 2008 to 7.5% at September 30, 2009.

During the first nine months of 2009, we recorded net losses on sales of facilities and other investments of $8 million. During the first nine months of 2008, we recognized net gains on sales of facilities of $90 million, which includes $86 million of net gains on the sales of hospital facilities and $4 million of net gains on sales of real estate and other health care entity investments.

During the first nine months of 2009, we recorded asset impairment charges of $16 million to adjust the value of certain real estate investments to estimated fair value. During the first nine months of 2008, we recorded asset impairment charges of $53 million, including a $44 million impairment charge related to adjusting the value of goodwill for other health care entity investments to estimated fair value. The additional $9 million asset impairment charge included in our operating results for the first nine months of 2008 related to adjusting the value of certain hospital facilities to estimated fair value.

The effective tax rate was 36.4% and 36.9% for the first nine months of 2009 and 2008, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

Nine Months Ended September 30, 2009 and 2008 (continued)

Net income attributable to noncontrolling interests increased from $161 million for the first nine months of 2008 to $233 million for the first nine months of 2009. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Liquidity and Capital Resources

Cash provided by operating activities totaled $2.315 billion in the first nine months of 2009 compared to $1.415 billion in the first nine months of 2008. The $900 million increase in cash provided by operating activities in the first nine months of 2009 compared to the first nine months of 2008 related primarily to the $513 million increase in net income and $347 million improvement from changes in operating assets and liabilities and the provision for doubtful accounts. We made $2.119 billion and $1.992 billion in interest and net tax payments in the first nine months of 2009 and 2008, respectively. Working capital totaled $2.197 billion at September 30, 2009 and $2.391 billion at December 31, 2008. The net decline in working capital at September 30, 2009 compared to December 31, 2008 is due primarily to an increase in the current portion of long-term debt.

Cash used in investing activities was $807 million in the first nine months of 2009 compared to $972 million in the first nine months of 2008. Excluding acquisitions, capital expenditures were $915 million in the first nine months of 2009 and $1.115 billion in the first nine months of 2008. Capital expenditures are expected to approximate $1.400 billion in 2009. At September 30, 2009, there were projects under construction which had estimated additional costs to complete and equip over the next five years of approximately $1.350 billion. We expect to finance capital expenditures with internally generated and borrowed funds. We received cash flows from our investments of $113 million and $30 million in the first nine months of 2009 and 2008, respectively. We received $39 million and $185 million from sales of hospitals and health care entities during the first nine months of 2009 and 2008, respectively.

Cash used in financing activities totaled $1.530 billion during the first nine months of 2009 compared to $392 million during the first nine months of 2008. During the first nine months of 2009, cash flows used in financing activities included reductions in net borrowings of $1.196 billion, payments of debt issuance costs of $68 million and distributions to noncontrolling interests of $254 million. During the first nine months of 2008, cash flows used in financing activities included reductions in net borrowings of $241 million and distributions to noncontrolling interests of $141 million.

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $25.914 billion at September 30, 2009. Our interest expense was $1.521 billion for the first nine months of 2008 and $1.487 billion for the first nine months of 2009.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($2.863 billion and $3.209 billion available as of September 30, 2009 and October 31, 2009, respectively) and anticipated access to public and private debt markets.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.525 billion and $1.622 billion at September 30, 2009 and December 31, 2008, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $671 million and $782 million at September 30, 2009 and December 31, 2008, respectively. Our facilities are insured by our wholly- owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $633 million and $548 million at September 30, 2009 and December 31, 2008, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $235 million. We estimate that approximately $85 million of the expected net claim payments during the next 12 months will relate to claims in the self-insured retention.

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

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.518 billion and $7 million, respectively, at September 30, 2009. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At September 30, 2009, we had a net unrealized gain of $26 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At September 30, 2009, our wholly-owned insurance subsidiary had invested $473 million ($478 million par value) in municipal, tax-exempt student loan auction rate securities which were classified as long-term investments. The auction rate securities (“ARS”) are publicly issued securities with long-term stated maturities for which the interest rates are reset through a Dutch auction every seven to 35 days. With the liquidity issues experienced in global credit and capital markets, the ARS held by our wholly-owned insurance subsidiary have experienced multiple failed auctions, beginning on February 11, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. There is a very limited market for the ARS at this time. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the ARS held by our insurance subsidiary, we may be required to recognize other-than-temporary impairments on these long-term investments in future periods.

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

With respect to our interest-bearing liabilities, approximately $1.459 billion of long-term debt at September 30, 2009 was subject to variable rates of interest, while the remaining balance in long-term debt of $24.455 billion at September 30, 2009 was subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities may fluctuate according to a leverage ratio, with the exception of term loan B where the margin is static. The average rate for our long-term debt increased from 7.3% at September 30, 2008 to 7.5% at September 30, 2009.

The estimated fair value of our total long-term debt was $25.111 billion at September 30, 2009. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $15 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Pending IRS Disputes

At September 30, 2009, we were contesting before the IRS Appeals Division, certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and 10 affiliates that are treated as partnerships for federal income tax purposes. The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of six affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of September 30, 2009.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008. During the quarter ended September 30, 2009, six of the seven partnership audits were resolved with no material impact on our results of operations or financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

	2009	2008

CONSOLIDATING
Number of hospitals in operation at:
March 31	155	161
June 30	155	161
September 30	155	158
December 31		158
Number of freestanding outpatient surgical centers in operation at:
March 31	97	101
June 30	97	99
September 30	97	99
December 31		97
Licensed hospital beds at(a):
March 31	38,763	38,375
June 30	38,793	38,448
September 30	38,829	38,386
December 31		38,504
Weighted average licensed beds(b):
Quarter:
First	38,811	38,406
Second	38,817	38,419
Third	38,829	38,390
Fourth		38,474
Year		38,422
Average daily census(c):
Quarter:
First	21,701	22,248
Second	20,577	20,743
Third	20,087	19,932
Fourth		20,273
Year		20,795
Admissions(d):
Quarter:
First	396,200	401,700
Second	387,400	382,600
Third	387,600	377,400
Fourth		380,100
Year		1,541,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Equivalent admissions(e):
Quarter:
First	610,200	601,300
Second	609,900	587,600
Third	615,100	587,400
Fourth		587,300
Year		2,363,600
Average length of stay (days)(f):
Quarter:
First	4.9	5.0
Second	4.8	4.9
Third	4.8	4.9
Fourth		4.9
Year		4.9
Emergency room visits(g):
Quarter:
First	1,359,700	1,368,800
Second	1,398,000	1,297,600
Third	1,441,200	1,303,100
Fourth		1,276,900
Year		5,246,400
Outpatient surgeries(h):
Quarter:
First	194,400	196,900
Second	200,200	202,100
Third	199,100	196,500
Fourth		201,900
Year		797,400
Inpatient surgeries(i):
Quarter:
First	122,600	125,400
Second	124,400	125,000
Third	125,300	121,400
Fourth		121,300
Year		493,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

	2009	2008

Days in accounts receivable(j):
Quarter:
First	47	53
Second	45	51
Third	43	49
Fourth		48
Year		49
Gross patient revenues(k) (dollars in millions):
Quarter:
First	$28,742	$25,804
Second	28,500	25,065
Third	28,340	24,783
Fourth		27,191
Year		102,843
Outpatient revenues as a% of patient revenues(l):
Quarter:
First	38%	36%
Second	39%	38%
Third	38%	39%
Fourth		38%
Year		37%
NONCONSOLIDATING(m)
Number of hospitals in operation at:
March 31	8	8
June 30	8	8
September 30	8	8
December 31		8
Number of freestanding outpatient surgical centers in operation at:
March 31	8	8
June 30	8	8
September 30	8	8
December 31		8
Licensed hospital beds at:
March 31	2,367	2,337
June 30	2,369	2,337
September 30	2,369	2,367
December 31		2,367

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data — (Continued)

BALANCE SHEET DATA

	% of Accounts Receivable
	Under 91 Days	91 — 180 Days	Over 180 Days

Accounts receivable aging at September 30, 2009:
Medicare and Medicaid	11%	1%	1%
Managed care and other discounted	15	3	3
Uninsured	19	10	37

Total	45%	14%	41%

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)	Represents the average number of patients in our hospital beds each day.

(d)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the resulting amount by gross inpatient revenues. The equivalent admissions computation “equates” outpatient revenues to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals.

(g)	Represents the number of patients treated in our emergency rooms.

(h)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(i)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(j)	Days in accounts receivable are calculated by dividing the revenues for the period by the days in the period (revenues per day). Accounts receivable, net of allowance for doubtful accounts, at the end of the period is then divided by the revenues per day.

(k)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(l)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

(m)	The nonconsolidating facilities include facilities operated through 50/50 joint ventures which we do not control and are accounted for using the equity method of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Merger Litigation in State Court

On October 23, 2006, the Foundation for Seacoast Health (the “Foundation”) filed a lawsuit against us and one of our affiliates, HCA Health Services of New Hampshire, Inc., in the Superior Court of Rockingham County, New Hampshire. Among other things, the complaint seeks to enforce certain provisions of an asset purchase agreement between the parties, including a purported right of first refusal to purchase a New Hampshire hospital, that allegedly were triggered by the Merger and other prior events. The Foundation initially sought to enjoin the Merger. However, the parties reached an agreement that allowed the Merger to proceed, while preserving the plaintiff’s opportunity to litigate whether the Merger triggered the right of first refusal to purchase the hospital and, if so, at what price the hospital could be repurchased. On May 25, 2007, the court granted HCA’s motion for summary judgment disposing of the Foundation’s central claims. The Foundation filed an appeal from the final judgment. On July 15, 2008, the New Hampshire Supreme Court held that the Merger did not trigger the right of first refusal. The Court remanded to the lower court the claim that a right of first refusal had been triggered by certain intra-corporate transactions in 1999. The matter went to trial on September 8, 2009, and we are awaiting the court’s ruling.

General Liability and Other Claims

On April 10, 2006, a class action complaint was filed against us in the District Court of Kansas alleging, among other matters, nurse understaffing at all of our hospitals, certain consumer protection act violations, negligence and unjust enrichment. The complaint is seeking, among other relief, declaratory relief and monetary damages, including disgorgement of profits of $12.250 billion. A motion to dismiss this action was granted on July 27, 2006, but the plaintiffs appealed this dismissal. While the appeal was pending, the Kansas Supreme Court for the first time construed the Kansas Consumer Protection Act to apply to the provision of medical services. Based on that new ruling, the 10th Circuit reversed the district court’s dismissal and remanded the action for further consideration by the trial court. We have reached a final settlement with the named plaintiffs in this action.

We are a party to certain proceedings relating to claims for income taxes and related interest before the IRS Appeals Division. For a description of those proceedings, see Part I. Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 2 to our condensed consolidated financial statements.

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

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the quarter ended June 30, 2009, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, HCA issued and sold 360,704 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $4,598,976 resulting in 188,457 net settled shares. HCA also issued and sold 18,967 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $241,829. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

The following table provides certain information with respect to our repurchases of common stock from July 1, 2009 through September 30, 2009.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

July 1, 2009 through July 31, 2009	—	—	—	$—
August 1, 2009 through August 31, 2009	4,205	$63.15	—	—
September 1, 2009 through September 30, 2009	5,088	$71.68	—	—

Total for Third Quarter 2009	9,293	$67.82	—	$—

During the third quarter of 2009, we purchased 9,293 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

Item 4:	Submissions of Matters to a Vote of Security Holders

Effective September 21, 2009, Hercules Holding II, LLC, the holder of 97.3% of our issued and outstanding shares of capital stock, executed a written consent in lieu of an annual meeting re-electing Christopher J. Birosak, Jack O. Bovender, Jr., Richard M. Bracken, John P. Connaughton, James D. Forbes, Kenneth W. Freeman, Thomas F. Frist III, William R. Frist, Christopher R. Gordon, Michael W. Michelson, James C. Momtazee, Stephen G. Pagliuca and Nathan C. Thorne, as the Board of Directors of the Company. On September 1, 2009, a notice of such action was sent to the holders of record of our issued and outstanding capital stock as of the close of business on July 31, 2009.

Item 6:	Exhibits

(a) List of Exhibits:

Exhibit 10.1	—	Form of Option Agreement (2009), approved August 27, 2009.
Exhibit 10.2	—	Form of 2x Time Option Agreement.
Exhibit 31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCA INC.

By:	/s/ R. Milton Johnson
R. Milton Johnson
Executive Vice President and
Chief Financial Officer

Date: November 12, 2009