Form 10-K
period 2009-12-31
HCA INC/TN
filed 2010-03-01
CIK 860730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 28, 2010, there were approximately 94,652,100 shares of Registrant’s common stock outstanding. There is not a market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Information Statement in connection with its action on written consent of stockholders in lieu of an annual meeting are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

HCA Inc. is one of the leading health care services companies in the United States. At December 31, 2009, we operated 163 hospitals, comprised of 157 general, acute care hospitals; five psychiatric hospitals; and one rehabilitation hospital. The 163 hospital total includes eight hospitals (seven general, acute care hospitals and one rehabilitation hospital) owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. In addition, we operated 105 freestanding surgery centers, eight of which are owned by joint ventures in which an affiliate of HCA is a partner, and these joint ventures are accounted for using the equity method. Our facilities are located in 20 states and England. The terms “Company,” “HCA,” “we,” “our” or “us,” as used herein, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context. The term “affiliates” means direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of HCA and the term “employees” refers to employees of affiliates of HCA.

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

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

Available Information

We file certain reports with the Securities and Exchange Commission (“the SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information we file electronically. Our website address is www.hcahealthcare.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Our Code of Conduct is available free of charge upon request to our Corporate Secretary, HCA Inc., One Park Plaza, Nashville, Tennessee 37203.

Business Strategy

We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:

•	maintain our dedication to the care and improvement of human life;

•	maintain our commitment to ethics and compliance;

•	leverage our leading local market positions;

•	expand our presence in key markets;

•	continue to leverage our scale;

•	continue to develop physician relationships; and

•	become the health care employer of choice.

Health Care Facilities

We currently own, manage or operate hospitals; freestanding surgery centers; diagnostic and imaging centers; radiation and oncology therapy centers; comprehensive rehabilitation and physical therapy centers; and various other facilities.

At December 31, 2009, we owned and operated 150 general, acute care hospitals with 38,349 licensed beds, and an additional seven general, acute care hospitals with 2,269 licensed beds are operated through joint ventures, which are accounted for using the equity method. Most of our general, acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. The general, acute care hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Each hospital has an organized medical staff and a local board of trustees or governing board, made up of members of the local community.

Our hospitals do not typically engage in extensive medical research and education programs. However, some of our hospitals are affiliated with medical schools and may participate in the clinical rotation of medical interns and residents and other education programs.

At December 31, 2009, we operated five psychiatric hospitals with 490 licensed beds. Our psychiatric hospitals provide therapeutic programs including child, adolescent and adult psychiatric care, adult and adolescent alcohol and drug abuse treatment and counseling.

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

We receive payment for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. The approximate percentages of our revenues from such sources were as follows:

	Year Ended
	December 31,
	2009	2008	2007

Medicare	23%	23%	24%
Managed Medicare	7	6	5
Medicaid	6	5	5
Managed Medicaid	4	3	3
Managed care and other insurers	52	53	54
Uninsured	8	10	9

Total	100%	100%	100%

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

Medicare

Inpatient Acute Care

Under the Medicare program, we receive reimbursement under a prospective payment system (“PPS”) for general, acute care hospital inpatient services. Under the hospital inpatient PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned Medicare severity diagnosis-related group (“MS-DRG”). The Centers for Medicare & Medicaid Services (“CMS”) recently completed a two-year transition to full implementation of MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness in Medicare payment rates. MS-DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. MS-DRG weights represent the average resources for a given MS-DRG relative to the average resources for all MS-DRGs. MS-DRG payments are adjusted for area wage differentials. Hospitals, other than those defined as “new,” receive PPS reimbursement for inpatient capital costs based on MS-DRG weights multiplied by a geographically adjusted federal rate. When the cost to treat certain patients falls well outside the normal distribution, providers typically receive additional “outlier” payments.

MS-DRG rates are updated and MS-DRG weights are recalibrated using cost relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. In federal fiscal year 2009, the MS-DRG rate was increased by the full market basket of 3.6%. For the federal fiscal year 2010, CMS has set the MS-DRG rate increase at the full market basket of 2.1%. A decrease in payments rates or an increase in rates that is below the increase in our costs may adversely affect the results of our operations.

In federal fiscal years 2008 and 2009, CMS reduced payments to hospitals through a documentation and coding adjustment intended to account for changes in payments under the MS-DRG system that are not related to changes in patient case mix. In addition, CMS has the authority to determine retrospectively whether the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. CMS has not imposed an adjustment for federal fiscal year 2010, but has announced its intent to impose reductions to payments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Such payment adjustments may adversely affect the results of our operations.

Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. CMS has focused on payment levels for such specialties in recent years in part because of the proliferation of specialty hospitals. Changes in the payments received for specialty services could have an adverse effect on our results of operations.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for rate increases at the full market basket if data for patient care quality indicators are submitted to the Secretary of the Department of Health and Human Services (“HHS”). As required by the Deficit Reduction Act of 2005 (“DRA 2005”), CMS has expanded, through a series of rulemakings, the number of quality measures that must be reported to receive a full market basket update. CMS currently requires hospitals to report 46 quality measures in order to qualify for the full market basket update to the inpatient prospective payment system in federal fiscal year 2011. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update. All of our hospitals paid under Medicare inpatient MS-DRG PPS are participating in the quality initiative by submitting the requested quality data. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

As part of CMS’s goal of transforming Medicare from a passive payer to an active purchaser of quality goods and services, for discharges occurring after October 1, 2008, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected hospital-acquired condition (“HAC”) was not present on admission. In this situation, the case is paid as though the secondary diagnosis was not present. Currently, there are ten categories of conditions on the list of HACs. Furthermore, on January 15, 2009, CMS announced three National Coverage Determinations (“NCDs”) that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. These three erroneous surgical procedures are in addition to the HACs designated in CMS regulations. These changes are not expected to have a material effect on our revenues or cash flows.

Historically, the Medicare program has set aside 5.10% of Medicare inpatient payments to pay for outlier cases. CMS estimates that outlier payments accounted for 4.8% of total operating DRG payments for federal fiscal year 2008. For federal fiscal year 2009, CMS established an outlier threshold of $20,045, and for federal fiscal year 2010, CMS has increased the outlier threshold to $23,140. We do not anticipate the increase to the outlier threshold for federal fiscal year 2010 will have a material impact on our results of operations.

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

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates were updated for calendar years 2008 and 2009 by market baskets of 3.30% and 3.60%, respectively. On November 20, 2009, CMS published a final rule that updated payment rates for calendar year 2010 by the full market basket of 2.1%. CMS continues to require hospitals to submit quality data relating to outpatient care to receive the full market basket increase under the outpatient PPS in calendar year 2010. CMS required hospitals to report data on eleven quality measures in calendar year 2009 for the payment determination in calendar year 2010 and will continue to require hospitals to report the existing eleven quality measures in calendar year 2010 for the 2011 payment determination. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient PPS.

Rehabilitation

CMS reimburses inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders from which the patient suffers) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Medicare, Medicaid and State Children’s Health Insurance Program (“SCHIP”) Reauthorization Act of 2007 eliminated the market basket update for federal fiscal year 2009. However, CMS issued a final rule setting the market basket update at 2.5% for fiscal year 2010. As of December 31, 2009, we had one rehabilitation hospital, which is operated through a joint venture, and 46 hospital rehabilitation units.

On May 7, 2004, CMS published a final rule to change the criteria for being classified as an IRF. Pursuant to that final rule, 75% of a facility’s inpatients over a given year had to have been treated for at least one of 10 specified conditions, and a subsequent regulation expanded the number of specified conditions to 13. Since then, several statutory and regulatory adjustments have been made to the rule, including adjustments to the percentage of a facility’s patients that must be treated for one of the 13 specified conditions. Currently, the compliance threshold is set by statute at 60%. Implementation of this 60% threshold has reduced our IRF admissions and can be expected to continue to restrict the treatment of patients whose medical conditions do not meet any of the 13 approved conditions. In addition, effective January 1, 2010, IRFs must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold or other criteria to be classified as an IRF will be paid under the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts.

Psychiatric

Inpatient hospital services furnished in psychiatric hospitals and psychiatric units of general, acute care hospitals and critical access hospitals are reimbursed under a prospective payment system (“IPF PPS”), a per diem payment, with adjustments to account for certain patient and facility characteristics. IPF PPS contains an “outlier” policy for extraordinarily costly cases and an adjustment to a facility’s base payment if it maintains a full-service emergency department. CMS has established the IPF PPS payment rate in a manner intended to be budget neutral and has adopted a July 1 update cycle. The rehabilitation, psychiatric and long-term care (“RPL”) market basket update is used to update the IPF PPS. The annual RPL market basket update for rate year 2010 is 2.1%. As of December 31, 2009, we had five psychiatric hospitals and 32 hospital psychiatric units.

Ambulatory Surgery Centers

CMS reimburses ambulatory surgery centers (“ASCs”) using a predetermined fee schedule. Reimbursements for ASC overhead costs are limited to no more than the overhead costs paid to hospital outpatient departments under the Medicare hospital outpatient PPS for the same procedure. Effective January 1, 2008, ASC payment groups increased from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. Because the new payment system has a significant impact on payments for certain procedures, CMS has established a four-year transition period for implementing the required payment rates. Moreover, if CMS determines that a procedure is commonly performed in a physician’s office, the ASC reimbursement for that procedure is limited to the reimbursement allowable under the Medicare Part B Physician Fee Schedule, with limited exceptions. In addition, all surgical procedures, other than those that pose a significant safety risk or generally require an overnight stay, are payable as ASC procedures. As a result, more Medicare procedures now performed in hospitals may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures now performed in ASCs may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

Other

Under PPS, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. Beginning in federal fiscal year 2007, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes, while slightly negative in the aggregate, is not anticipated to have a material financial impact for 2010.

As required by the MMA, CMS is implementing contractor reform whereby CMS has competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”), which are geographically assigned. CMS has awarded contracts to all 15 MAC jurisdictions; as a result of filed protests, CMS is taking corrective action regarding the contracts in several jurisdictions. While chain providers had the option of having all hospitals use one home office MAC, HCA chose to use the MACs assigned to the geographic areas in which our hospitals are located. The individual MAC jurisdictions are in varying phases of transition. For the transition periods and for a potentially unforeseen period thereafter, all of these changes could impact claims processing functions and the resulting cash flow; however, we are unable to predict the impact at this time.

The MMA established the Recovery Audit Contractor (“RAC”) three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that are implementing the permanent RAC program on a nationwide basis.

Managed Medicare

Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as HMOs, PPOs or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare plans. In 2003, MMA increased reimbursement to managed Medicare plans and expanded Medicare beneficiaries’ healthcare options. Since 2003, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased. However, the Medicare Improvements for Patients and Providers Act of 2008 imposed new restrictions and implemented focused cuts to certain managed Medicare plans. In addition, some health care reform proposals would reduce payments to managed Medicare plans. In light of the current economic downturn and the political climate, managed Medicare plans may experience reduced premium payments, which may lead to decreased enrollment in such plans.

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

Through DRA 2005, Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program by creating the Medicaid Integrity Program. Among other things, this legislation requires CMS to employ private contractors, referred to as Medicaid Integrity Contractors (“MICs”), to perform post-payment audits of Medicaid claims and identify overpayments. MICs are assigned to five geographic regions and have commenced audits in several of the states assigned to those regions. Throughout 2010, MIC audits will continue to expand to other states. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities. Future legislation or other changes in the administration or interpretation of government health programs could have a material, adverse effect on our financial position and results of operations.

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

TRICARE

TRICARE is the Department of Defense’s health care program for members of the armed forces. On May 1, 2009, the Department of Defense implemented a prospective payment system for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient prospective payment system APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries reduces our reimbursement; however, TRICARE outpatient services do not represent a significant portion of our patient volumes.

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

Managed Care and Other Discounted Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans and private insurance companies. Admissions reimbursed by commercial managed care and other insurers were 34%, 35% and 37% of our total admissions for the years ended December 31, 2009, 2008 and 2007, respectively. Managed care contracts are typically negotiated for terms between one and three years. While we generally received annual average yield increases of 6% to 7% from managed care payers during 2009, there can be no assurance that we will continue to receive increases in the future.

Uninsured and Self-Pay Patients

A high percentage of our uninsured patients are initially admitted through our emergency rooms. For the year ended December 31, 2009, approximately 81% of our admissions of uninsured patients occurred through our emergency rooms. The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment.

We are taking proactive measures to reduce our provision for doubtful accounts by, among other things:

•	screening all patients, including the uninsured, through our emergency screening protocol, to determine the appropriate care setting in light of their condition, while reducing the potential for bad debt; and

•	increasing up-front collections from patients subject to co-pay and deductible requirements and uninsured patients.

Hospital Utilization

We believe the most important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number and quality of physicians and other health care professionals providing patient care within the facility. Generally, we believe the ability of a hospital to be a market leader is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that impact utilization include the growth in local population, local economic conditions and market penetration of managed care programs.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005

Number of hospitals at end of period(a)	155	158	161	166	175
Number of freestanding outpatient surgery centers at end of period(b)	97	97	99	98	87
Number of licensed beds at end of period(c)	38,839	38,504	38,405	39,354	41,265
Weighted average licensed beds(d)	38,825	38,422	39,065	40,653	41,902
Admissions(e)	1,556,500	1,541,800	1,552,700	1,610,100	1,647,800
Equivalent admissions(f)	2,439,000	2,363,600	2,352,400	2,416,700	2,476,600
Average length of stay (days)(g)	4.8	4.9	4.9	4.9	4.9
Average daily census(h)	20,650	20,795	21,049	21,688	22,225
Occupancy rate(i)	53%	54%	54%	53%	53%
Emergency room visits(j)	5,593,500	5,246,400	5,116,100	5,213,500	5,415,200
Outpatient surgeries(k)	794,600	797,400	804,900	820,900	836,600
Inpatient surgeries(l)	494,500	493,100	516,500	533,100	541,400

(a)	Excludes eight facilities in 2009, 2008 and 2007 and seven facilities in 2006 and 2005 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes eight facilities in 2009 and 2008, nine facilities in 2007 and 2006 and seven facilities in 2005 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

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

Two of the most significant factors to the competitive position of a hospital are the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital we operate, our hospitals seek to retain physicians with varied specialties on the hospitals’ medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain and provide quality facilities, equipment, employees and services for physicians and patients.

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

Admissions and average lengths of stay continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressures are expected to continue. To meet these challenges, we intend to expand our facilities or acquire or construct new facilities where appropriate, to better enable the provision of a comprehensive array of outpatient services, offer market competitive pricing to private payer groups, upgrade facilities and equipment, and offer new or expanded programs and services.

Regulation and Other Factors

Licensure, Certification and Accreditation

Health care facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe our health care facilities are properly licensed under applicable state laws. Each of our acute care hospitals are certified for participation in the Medicare and Medicaid programs and are accredited by The Joint Commission. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal health care programs. If any facility were to lose accreditation by The Joint Commission, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from non-government payers. Management believes our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for licensure also may include notification or approval in the event of the transfer or change of ownership. Failure to obtain the necessary state approval in these circumstances can result in the inability to complete an acquisition or change of ownership.

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

Anti-kickback Statute

A section of the Social Security Act known as the “Anti-kickback Statute” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Violations of the Anti-kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.

The Office of Inspector General at HHS (“OIG”), among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. As one means of providing guidance to health care providers, the OIG issues “Special Fraud Alerts.” These alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-kickback Statute or other federal health care laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (e) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (g) payment of the costs of a physician’s travel and expenses for conferences, (h) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (i) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (j) purchasing goods or services from physicians at prices in excess of their fair market value, and (k) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

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

In addition to issuing Special Fraud Alerts and Special Advisory Bulletins, the OIG issues compliance program guidance for certain types of health care providers. The OIG guidance identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.

As authorized by Congress, the OIG has published safe harbor regulations that outline categories of activities deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: certain investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, ambulance replenishing, and referral agreements for specialty services.

The fact that conduct or a business arrangement does not fall within a safe harbor, or it is identified in a Special Fraud Alert or Advisory Bulletin or as a risk area in the Supplemental Compliance Guidelines for Hospitals, does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, including employment contracts, leases, medical director agreements and professional service agreements. We also have similar relationships with physicians and facilities to which patients are referred from our facilities. In addition, we provide financial incentives, including minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection.

Although we believe our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance regulatory authorities enforcing these laws will determine these financial arrangements comply with the Anti-kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs.

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prevents the entity from billing Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entity to refund amounts received for items or services provided pursuant to the prohibited referral. The law, thus, effectively prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, if these entities provide certain “designated health services” reimbursable by Medicare, including inpatient and outpatient hospital services, clinical laboratory services and radiology services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal health care programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. Additional changes to these regulations, which became effective October 1, 2009, further restrict the types of arrangements facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” While these regulations were intended to clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. CMS has indicated it is considering additional changes to the Stark Law regulations. Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law.

On September 14, 2007, CMS published an information collection request called the Disclosure of Financial Relations Report (“DFRR”). The DFRR and its supporting documentation are currently under review by the Office of Management and Budget, and it is unclear when, or if, it will be finalized. CMS has indicated that responding hospitals will have a limited amount of time to compile a significant amount of information relating to their financial relationships with physicians. A hospital may be subject to substantial penalties if it is unable to assemble and report this information within the required time frame or if any applicable government agency determines that the submission is inaccurate or incomplete. Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the federal False Claims Act (“FCA”) and similar state laws, based on such allegations as failure to respond within required deadlines, that the response is inaccurate or contains incomplete information, or that the response indicates a potential violation of the Stark Law or other requirements.

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

Other Fraud and Abuse Provisions

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider, contracting with an individual or entity known to be excluded from a federal health care program, making or accepting a payment to induce a physician to reduce or limit services, and soliciting or receiving any remuneration in return for referring an individual for an item or service payable by a federal health care program. Like the Anti-kickback Statute, these provisions are very broad. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, as well as accurately prepare cost reports.

Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state health care programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute. Further, individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds under the Medicare Integrity Program.

The Federal False Claims Act and Similar State Laws

The qui tam, or whistleblower, provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Further, the government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. On May 20, 2009, the Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the FCA. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court. We have adopted and distributed policies pertaining to the FCA and relevant state laws.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. Implementing the ICD-10 code sets will require significant administrative changes, but we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. We enforce a HIPAA compliance plan, which we believe complies with HIPAA privacy and security requirements and under which a HIPAA compliance group monitors our compliance. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

As required by ARRA, HHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, HHS is required to conduct periodic compliance audits of covered entities and their business associates. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of

$1,500,000 in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Our facilities also remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include health providers and health plans, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The Federal Trade Commission has delayed enforcement of this rule until June 1, 2010.

EMTALA

All of our hospitals in the United States are subject to EMTALA. This federal law requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.

The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. At least one court has interpreted the law also to apply to a hospital that has been notified of a patient’s pending arrival in a non-hospital owned ambulance. EMTALA does not generally apply to individuals admitted for inpatient services. The government has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe our hospitals operate in substantial compliance with EMTALA.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. In addition, governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

In addition to national enforcement initiatives, federal and state investigations have addressed a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources to our hospitals, and joint venture arrangements involving physician investors. Certain of our individual facilities have received, and other facilities may receive, government inquiries from federal and state agencies. Any additional investigations of the Company, our executives or managers could result in significant liabilities or penalties to us, as well as adverse publicity.

Commencing in 1997, we became aware we were the subject of governmental investigations and litigation relating to our business practices. As part of the investigations, the United States intervened in a number of qui tam actions brought by private parties. The investigations related to, among other things, DRG coding, outpatient laboratory billing, home health issues, physician relations, cost report and wound care issues. The investigations were concluded through a series of agreements executed in 2000 and 2003 with the Criminal Division of the Department of Justice, the Civil Division of the Department of Justice, various U.S. Attorneys’ offices, CMS, a negotiating team representing states with claims against us, and others. In January 2001, we entered into an eight-year Corporate Integrity Act (“CIA”) with the Office of Inspector General of the Department of Health and Human Services, which expired January 24, 2009. If the government were to determine that we violated or breached the CIA or other federal or state laws relating to Medicare, Medicaid or similar programs, we could be subject to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and other federal and state health care programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations and financial position.

Health Care Reform

Health care is one of the largest industries in the United States and continues to attract much legislative interest and public attention. National health care reform is a focus at the federal level. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the health care system through, among other things, decreasing the number of uninsured individuals and reducing health care costs. While neither of these bills has yet become law, such laws or similar proposals have been, and we anticipate will continue to be, a focus at the federal level. Several states are also considering health care reform measures. This focus on health care reform may increase the likelihood of significant changes affecting the health care industry. In addition, possible future changes in the Medicare, Medicaid, and other state programs, including Medicaid supplemental payments pursuant to upper payment limit programs, may impact reimbursements to health care providers and insurers. Many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private health care insurance. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. Some states, including the states in which we operate, have applied for and have been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. Hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in PPS payments under the Medicare program.

General Economic and Demographic Factors

The United States economy has weakened significantly. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

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

Until January 24, 2009, we operated under a Corporate Integrity Agreement (“CIA”), which was structured to assure the federal government of our overall federal health care program compliance and specifically covered DRG coding, outpatient PPS billing and physician relations. We underwent major training efforts to ensure that our employees learned and applied the policies and procedures implemented under the CIA and our ethics and compliance program. The CIA had the effect of increasing the amount of information we provided to the federal government regarding our health care practices and our compliance with federal regulations. Under the CIA, we had numerous affirmative obligations, including the requirement to report potential violations of applicable federal health care laws and regulations. Pursuant to this obligation, we reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA, HIPAA and other laws, most of which we consider to be nonviolations or technical violations. We submitted our final report pursuant to the CIA on April 30, 2009. These reports could result in greater scrutiny by regulatory authorities. The government could determine that our reporting and/or our resolution of reported issues was inadequate. A determination that we breached the CIA and/or a finding of violations of applicable health care laws or regulations could subject us to repayment requirements, substantial monetary penalties, civil penalties, exclusion from participation in the Medicare and Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. Although the CIA expired on January 24, 2009, we maintain our ethics and compliance program in substantially the same form. However, the audit plans in the CIA have been modified and the reportable events process has been converted to an internal reporting process.

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

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations.

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

We purchase, from unrelated insurance companies, coverage for directors and officers liability and property loss in amounts we believe are adequate. The directors and officers liability coverage includes a $25 million corporate deductible for the period prior to the Recapitalization and a $1 million corporate deductible subsequent to the Recapitalization. In addition, we will continue to purchase coverage for our directors and officers on an ongoing basis. The property coverage includes varying deductibles depending on the cause of the property damage. These deductibles range from $500,000 per claim up to 5% of the affected property values for certain flood and wind and earthquake related incidents.

Employees and Medical Staffs

At December 31, 2009, we had approximately 190,000 employees, including approximately 49,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2009, employees at 20 of our hospitals are represented by various labor unions. It is possible additional hospitals may unionize in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially, adversely affected our business or results of operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity.

Our hospitals are staffed by licensed physicians, who generally are not employees of our hospitals. However, some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time.

We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws, including the Employee Free Choice Act, could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, our costs could increase materially. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs, and have an adverse impact on revenues if we are required to limit patient admissions in order to meet the required ratios.

Executive Officers of the Registrant

As of February 28, 2010, our executive officers were as follows:

Name	Age	Position(s)

Richard M. Bracken	57	Chairman of the Board and Chief Executive Officer
R. Milton Johnson	53	Executive Vice President, Chief Financial Officer and Director
David G. Anderson	62	Senior Vice President — Finance and Treasurer
Victor L. Campbell	63	Senior Vice President
Charles J. Hall	56	President — Eastern Group
Samuel N. Hazen	49	President — Western Group
A. Bruce Moore, Jr.	50	President — Outpatient Services Group
Jonathan B. Perlin, M.D.	49	President — Clinical Services Group and Chief Medical Officer
W. Paul Rutledge	55	President — Central Group
Joseph A. Sowell, III	53	Senior Vice President — Development
Joseph N. Steakley	55	Senior Vice President — Internal Audit Services
John M. Steele	54	Senior Vice President — Human Resources
Donald W. Stinnett	53	Senior Vice President and Controller
Beverly B. Wallace	59	President — Shared Services Group
Robert A. Waterman	56	Senior Vice President, General Counsel and Chief Labor Relations Officer
Noel Brown Williams	54	Senior Vice President and Chief Information Officer
Alan R. Yuspeh	60	Senior Vice President and Chief Ethics and Compliance Officer

Richard M. Bracken has served as Chief Executive Officer since January 2009 and was appointed as Chairman of the Board in December 2009. Mr. Bracken served as President and Chief Executive Officer from January 2009 to December 2009. Mr. Bracken was appointed Chief Operating Officer in July 2001 and served as President and Chief Operating Officer from January 2002 to January 2009. Mr. Bracken served as President — Western Group of the Company from August 1997 until July 2001. From January 1995 to August 1997, Mr. Bracken served as President of the Pacific Division of the Company. Prior to 1995, Mr. Bracken served in various hospital Chief Executive Officer and Administrator positions with HCA-Hospital Corporation of America.

R. Milton Johnson has served as Executive Vice President and Chief Financial Officer of the Company since July 2004 and was appointed as a director in December 2009. Mr. Johnson served as Senior Vice President and Controller of the Company from July 1999 until July 2004. Mr. Johnson served as Vice President and Controller of the Company from November 1998 to July 1999. Prior to that time, Mr. Johnson served as Vice President — Tax of the Company from April 1995 to October 1998. Prior to that time, Mr. Johnson served as Director of Tax for Healthtrust from September 1987 to April 1995.

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

W. Paul Rutledge was appointed as President — Central Group in October 2005. Mr. Rutledge had served as President of the MidAmerica Division since January 2001. He served as President of TriStar Health System from June 1996 to January 2001 and served as President of Centennial Medical Center from May 1993 to June 1996. He has served in leadership capacities with HCA for more than 27 years, working with hospitals in the United States and London, England.

Joseph A. Sowell, III was appointed as Senior Vice President and Chief Development Officer of the Company in December 2009. From 1987 to 1996 and again from 1999 to 2009, Mr. Sowell was a partner at the law firm of Waller Lansden Dortch & Davis. From 1996 to 1999, Mr. Sowell served as the head of development, and later as the Chief Operating Officer of Arcon Healthcare.

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

Donald W. Stinnett has served as Senior Vice President and Controller since December 2008. Mr. Stinnett served as Chief Financial Officer — Eastern Group from October 2005 to December 2008 and Chief Financial Officer of the Far West Division from July 1999 to October 2005. Mr. Stinnett served as Chief Financial Officer and Vice President of Finance of Franciscan Health System of the Ohio Valley from 1995 until 1999, and served in various capacities with Franciscan Health System of Cincinnati and Providence Hospital in Cincinnati prior to that time.

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

Robert A. Waterman has served as Senior Vice President and General Counsel of the Company since November 1997 and Chief Labor Relations Officer since March 2009. Mr. Waterman served as a partner in the law firm of Latham & Watkins from September 1993 to October 1997; he was Chair of the firm’s healthcare group during 1997.

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

We are highly leveraged. As of December 31, 2009, our total indebtedness was $25.670 billion. Our high degree of leverage could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

As of December 31, 2009, our substantial indebtedness included $9.702 billion of indebtedness under our senior secured credit facilities maturing in 2012 and 2013, $2.750 billion aggregate principal amount of first lien notes maturing in 2019 and 2020, $6.088 billion aggregate principal amount of second lien notes maturing in 2014, 2016 and 2017 and $6.856 billion aggregate principal amount of unsecured senior notes and debentures that mature on various dates from 2010 to 2095 (including $5.454 billion maturing through 2016). Because a significant portion of our indebtedness matures in the next few years, we may find it necessary or prudent to refinance that indebtedness with longer-maturity debt at a higher interest rate. In February, April and August of 2009, for example, we issued $310 million in aggregate principal amount of 9 7/8% second lien notes due 2017, $1.500 billion in aggregate principal amount of 8 1/2% first lien notes due 2019 and $1.250 billion in aggregate principal amount of 7 7/8% first lien notes due 2020, respectively. We used the net proceeds of those offerings to prepay term loans under our cash flow credit facility, which currently bears interest at a lower floating rate. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

Under our asset-based revolving credit facility, when (and for as long as) the combined availability under our asset-based revolving credit facility and our senior secured revolving credit facility is less than a specified amount for a certain period of time or, if a payment or bankruptcy event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and to cash collateralize letters of credit issued thereunder.

Under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under both our cash flow credit facility and our asset-based revolving credit facility. Upon the occurrence of an event of default under our senior secured credit facilities, our lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities, and that collateral (other than certain European collateral securing our senior secured European term loan facility) is also pledged as collateral under our outstanding notes. If any of the lenders under our senior secured credit facilities accelerate the repayment of borrowings, there can be no assurance we will have sufficient assets to repay our senior secured credit facilities or our outstanding notes.

Our Hospitals Face Competition For Patients From Other Hospitals And Health Care Providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. In addition, CMS publicizes on a website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys, patient volumes could decline.

In addition, the number of freestanding specialty hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in a highly competitive environment. Some of the facilities that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our hospitals are facing increasing competition from physician-owned specialty hospitals and from both our own and unaffiliated freestanding surgery centers for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. In states that do not require a CON for the purchase, construction or expansion of health care facilities or services, competition in the form of new services, facilities and capital spending is more prevalent.

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

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal and state governmental and private employer health care coverage, the rate of growth in uninsured patient admissions and other collection indicators. Due to a number of factors, including the recent economic downturn and increase in unemployment, we believe our facilities may experience growth in bad debts, uninsured discounts and charity care. At December 31, 2009, our allowance for doubtful accounts represented approximately 94% of the $5.176 billion patient due accounts receivable balance. The sum of the provision for doubtful accounts, uninsured discounts and charity care increased from $6.134 billion for 2007, to $7.009 billion for 2008 and to $8.362 billion for 2009.

A continuation of the trends that have resulted in an increasing proportion of accounts receivable being comprised of uninsured accounts and a deterioration in the collectibility of these accounts will adversely affect our collection of accounts receivable, cash flows and results of operations.

Health Care Reform And Changes In Governmental Programs May Reduce Our Revenues.

National health care reform remains a focus at the federal level. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the health care system through, among other things, decreasing the number of uninsured individuals and reducing health care costs. While neither of these bills has yet become law, such laws or similar proposals have been, and we anticipate will continue to be, a focus at the federal level. Several states are also considering health care reform measures. Federal or state health care reform could adversely affect our business and results of operations.

The focus on health care reform may also increase the likelihood of significant changes affecting existing government health care programs. A significant portion of our patient volumes is derived from government health care programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We derived approximately 60% of our admissions from the Medicare and Medicaid programs in 2009. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in the Medicare, Medicaid, and other state programs may reduce reimbursements to health care providers and insurers and may also increase our operating costs, which could reduce our profitability.

Effective January 1, 2008, CMS increased ASC payment groups from nine clinically disparate payment groups to an extensive list of covered surgical procedures among the APCs used under the outpatient PPS for these surgical services. CMS established a four-year transition period for implementing the revised payment rates and significantly expanded the number of procedures that Medicare reimburses if performed in an ASC. CMS also limited ASC reimbursement for procedures commonly performed in physicians’ offices. More Medicare procedures now performed in hospitals, such as ours, may be moved to ASCs, reducing surgical volume in our hospitals. Also, more Medicare procedures now performed in ASCs, such as ours, may be moved to physicians’ offices. Commercial third-party payers may adopt similar policies.

CMS has recently completed a two-year transition to full implementation of the MS-DRGs system, which represents a refinement to the existing MS-DRG system. Realignments in the DRG system could impact the margins we receive for certain services. For federal fiscal year 2010, CMS has provided a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals. Medicare payments to hospitals in federal fiscal years 2008 and 2009 were reduced to eliminate what CMS estimated to be the effect of coding or classifications changes as a result of hospitals implementing the MS-DRG system. If CMS retrospectively determines the adjustment levels for federal fiscal years 2008 and 2009 were inadequate, CMS may impose additional adjustments in future years. Although CMS has not imposed an adjustment for federal fiscal year 2010, CMS has announced its intent to impose payment adjustments in federal fiscal years 2011 and 2012 because of what CMS has determined to be an inadequate adjustment in federal fiscal year 2008. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare MS-DRG system to determine payment rates, and adjustments that negatively impact Medicare payments may also negatively impact payments from those payers.

Since most states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. Further, many states have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

On May 1, 2009, the Department of Defense implemented a prospective payment system for hospital outpatient services furnished to TRICARE beneficiaries similar to that utilized for services furnished to Medicare beneficiaries. Because the Medicare outpatient prospective payment system APC rates have historically been below TRICARE rates, the adoption of this payment methodology for TRICARE beneficiaries reduces our reimbursement; however, TRICARE outpatient services do not represent a significant portion of our patient volumes.

Changes in laws or regulations regarding government health programs or other changes in the administration of government health programs could have a material, adverse effect on our financial position and results of operations.

If We Are Unable To Retain And Negotiate Favorable Contracts With Nongovernment Payers, Including Managed Care Plans, Our Revenues May Be Reduced.

Our ability to obtain favorable contracts with nongovernment payers, including health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our facilities. Revenues derived from these entities and other insurers accounted for 52% and 53% of our patient revenues for the years ended December 31, 2009 and December 31, 2008, respectively. Nongovernment payers, including managed care payers, continue to demand discounted fee structures, and the trend toward consolidation among nongovernment payers tends to increase their bargaining power over fee structures. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. If we are unable to retain and negotiate favorable contracts with managed care plans or experience reductions in payment increases or amounts received from nongovernment payers, our revenues may be reduced.

Our Performance Depends On Our Ability To Recruit And Retain Quality Physicians.

The success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals at any time. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our Hospitals Face Competition For Staffing, Which May Increase Labor Costs And Reduce Profitability.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals, including nurses and other nonphysician health care professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Certain proposed changes in federal labor laws, including the Employee Free Choice Act, could increase the likelihood of employee unionization attempts. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenue if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

If We Fail To Comply With Extensive Laws And Government Regulations, We Could Suffer Penalties Or Be Required To Make Significant Changes To Our Operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing and coding for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records;

•	the screening, stabilization and transfer of individuals who have emergency medical conditions;

•	licensure and certification;

•	hospital rate or budget review;

•	preparing and filing of cost reports;

•	operating policies and procedures; and

•	addition of facilities and services.

Among these laws are the federal Anti-kickback Statute, the federal physician self-referral law (commonly called the Stark Law), the FCA and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our hospitals and other health care facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute. While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

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

CMS published a proposal to collect information from 400 hospitals regarding their ownership, investment and compensation arrangements with physicians. Called the Disclosure of Financial Relationships Report (or “DFRR”), CMS intends to use this data to monitor compliance with the Stark Law, and CMS may share this information with other government agencies. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against hospitals filing such reports. The DFRR and its supporting documentation are currently under review by the Office of Management and Budget, and it is unclear when, or if, it will be finalized.

Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

We Have Been And Could Be The Subject Of Governmental Investigations, Claims And Litigation.

Health care companies are subject to numerous investigations by various governmental agencies. Further, under the federal FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. Certain of our individual facilities have received, and other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on our financial position, results of operations and liquidity.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs, conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our financial position, results of operations and liquidity.

The MMA established the RAC three-year demonstration program to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and mandated its nationwide expansion by 2010. CMS has awarded contracts to four RACs that are implementing the permanent RAC program on a nationwide basis. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2010, MIC audits will continue to expand. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.

Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be negatively impacted.

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

Our Overall Business Results May Suffer From The Recent Economic Downturn.

The United States economy has weakened significantly. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits may force federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency health care procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

The Industry Trend Towards Value-Based Purchasing May Negatively Impact Our Revenues.

There is a trend in the health care industry toward value-based purchasing of health care services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. Further, we have implemented a policy pursuant to which we do not bill patients or third-party payers for fees or expenses incurred due to certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.

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

The performance of our information technology and systems is critical to our business operations. In addition to our shared services initiatives, our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems;

•	medical records and document storage;

•	inventory management;

•	negotiating, pricing and administering managed care contracts and supply contracts; and

•	monitoring quality of care and collecting data on quality measures necessary for full Medicare payment updates.

If We Fail To Effectively And Timely Implement Electronic Health Record Systems, Our Operations Could Be Adversely Affected.

As required by ARRA, HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.

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

We operated 163 hospitals at December 31, 2009, and 73 of those hospitals are located in Florida and Texas. Our Florida and Texas facilities’ combined revenues represented approximately 51% of our consolidated revenues for the year ended December 31, 2009. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

We May Be Subject To Liabilities From Claims By The Internal Revenue Service.

At December 31, 2009, we were contesting before the Appeals Division of the Internal Revenue Service (“IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division as of December 31, 2009.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008. We anticipate the IRS Examination Division will conclude its audit in 2010. During 2009, the seven affiliated partnership audits were resolved with no material impact on our operations or financial position. We anticipate the IRS will begin an audit of the 2007 and 2008 federal income tax returns for HCA during 2010.

Management believes HCA, its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

We May Be Subject To Liabilities From Claims Brought Against Our Facilities.

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See Item 3, “Legal Proceedings.” Many of these actions involve large claims and significant defense costs. We insure a portion of our professional liability risks through a wholly-owned subsidiary. Management believes our reserves for self-insured retentions and insurance coverage are sufficient to cover insured claims arising out of the operation of our facilities. Our wholly-owned insurance subsidiary has entered into certain reinsurance contracts, and the obligations covered by the reinsurance contracts are included in its reserves for professional liability risks, as the subsidiary remains liable to the extent that the reinsurers do not meet their obligations under the reinsurance contracts. If payments for claims exceed actuarially determined estimates, are not covered by insurance, or reinsurers, if any, fail to meet their obligations, our results of operations and financial position could be adversely affected.

We Are Exposed To Market Risks Related To Changes In The Market Values Of Securities And Interest Rate Changes.

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.309 billion and $7 million, respectively, at December 31, 2009. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2009, we had a net unrealized gain of $20 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets.

Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2009, our wholly-owned insurance subsidiary had invested $396 million ($401 million par value) in municipal, tax-exempt student loan auction rate securities (“ARS”) that continued to experience market illiquidity since February 2008 when multiple failed auctions occurred due to a severe credit and liquidity crisis in the capital markets. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

We are also exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The net notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Since The Recapitalization, The Investors Control Us And May Have Conflicts Of Interest With Us In The Future.

As of December 31, 2009, the Investors indirectly owned approximately 97.1% of our capital stock due to the Recapitalization. As a result, the Investors have control over our decisions to enter into any significant corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness or sell assets.

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

The following table lists, by state, the number of hospitals (general, acute care, psychiatric and rehabilitation) directly or indirectly owned and operated by us as of December 31, 2009:

State	Hospitals	Beds

Alaska	1	250
California	5	1,587
Colorado	7	2,259
Florida	38	9,780
Georgia	11	1,946
Idaho	2	481
Indiana	1	278
Kansas	4	1,286
Kentucky	2	384
Louisiana	7	1,428
Mississippi	1	130
Missouri	6	1,055
Nevada	3	1,075
New Hampshire	2	295
Oklahoma	2	793
South Carolina	3	740
Tennessee	12	2,313
Texas	35	10,493
Utah	6	968
Virginia	9	2,963
International
England	6	704

	163	41,208

In addition to the hospitals listed in the above table, we directly or indirectly operate 105 freestanding surgery centers. We also operate medical office buildings in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals. Fourteen of our general, acute care hospitals and three of our other properties have been mortgaged to support our obligations under our senior secured cash flow credit facility and the first lien secured notes we issued in 2009. These three other properties are also subject to second mortgages to support our obligations under the second lien secured notes we issued in 2006 and 2009.

We maintain our headquarters in approximately 1,200,000 square feet of space in the Nashville, Tennessee area. In addition to the headquarters in Nashville, we maintain regional service centers related to our shared services initiatives. These service centers are located in markets in which we operate hospitals.

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

Government Investigations, Claims and Litigation

In January 2001, we entered into an eight-year CIA with the OIG, which expired on January 24, 2009. Under the CIA, we had numerous affirmative obligations, including the requirement to report potential violations of applicable federal health care laws and regulations. Pursuant to these obligations, we reported a number of potential violations of the Stark Law, the Anti-kickback Statute, EMTALA and other laws, most of which we consider to be nonviolations or technical violations. We submitted our final report pursuant to the CIA on April 30, 2009. The government could determine that our reporting and/or our resolution of reported issues was inadequate. Violation or breach of the CIA, or violation of federal or state laws relating to Medicare, Medicaid or similar programs, could subject us to substantial monetary fines, civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs. Alleged violations may be pursued by the government or through private qui tam actions. Sanctions imposed against us as a result of such actions could have a material, adverse effect on our results of operations or financial position.

Merger Litigation in State Court

In 2006, the Foundation for Seacoast Health filed suit against HCA in state court in New Hampshire. The Foundation alleged that both the 2006 Recapitalization transaction and a prior 1999 intra-corporate transaction violated a 1983 agreement that placed certain restrictions on transfers of the Portsmouth Regional Hospital. In May 2007, the trial court ruled against the Foundation on all its claims. On appeal, the New Hampshire Supreme Court affirmed the ruling on the Recapitalization, but remanded to the trial court the claims based on the 1999 intra-corporate transaction. The trial court ruled in December 2009 that the 1999 intra-corporate transaction breached the transfer restriction provisions of the 1983 agreement. The trial court will now conduct further proceedings to determine whether any harm has flowed from the alleged breach, and if so, what the appropriate remedy should be, including determining whether, pursuant to the Foundation’s assertion, that it should have the right to purchase the hospital.

General Liability and Other Claims

We are a party to certain proceedings relating to claims for income taxes and related interest before the IRS Appeals Division. For a description of those proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pending IRS Disputes” and Note 5 to our consolidated financial statements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 28, 2010, there were 625 holders of our common stock. See Item 7, “Management’s Discussion and Analysis of Financial condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for a description of the restrictions on our ability to pay dividends. We did not pay any dividends in 2007, 2008 or 2009.

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $17.50 per share and vested stock option, or approximately $1.750 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. The distribution was funded using funds available under our existing senior secured credit facilities and approximately $100 million of cash on hand. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $17.50 per share reduction to the exercise price of their share-based awards.

During the quarter ended December 31, 2009, HCA issued and sold 4,284 shares of common stock in connection with the cashless exercise of stock options for aggregate consideration of $54,621 resulting in 2,691 net settled shares. HCA also issued and sold 19,641 shares of common stock in connection with the cash exercise of stock options for aggregate consideration of $250,423. The shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 promulgated thereunder.

On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

The following table provides certain information with respect to our repurchase of common stock from October 1, 2009 through December 31, 2009.

Approximate
			Total Number	Dollar Value of
			of Shares	Shares That
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under Publicly
	Total Number		Announced	Announced
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

October 1, 2009 through October 31, 2009	206	$71.68	—	$—
November 1, 2009 through November 30, 2009	—	—	—	—
December 1, 2009 through December 31, 2009	5,521	87.99	—	—

Total for Fourth Quarter 2009	5,727	$87.40	—	$—

During the fourth quarter of 2009, we purchased 5,727 shares pursuant to the terms of the Management Stockholders Agreement and/or separation agreements and stock purchase agreements between former employees and the Company.

Item 6.	Selected Financial Data

HCA INC.
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED DECEMBER 31
(Dollars in millions)

	2009	2008	2007	2006	2005

Summary of Operations:
Revenues	$30,052	$28,374	$26,858	$25,477	$24,455

Salaries and benefits	11,958	11,440	10,714	10,409	9,928
Supplies	4,868	4,620	4,395	4,322	4,126
Other operating expenses	4,724	4,554	4,233	4,056	4,034
Provision for doubtful accounts	3,276	3,409	3,130	2,660	2,358
Equity in earnings of affiliates	(246)	(223)	(206)	(197)	(221)
Gains on sales of investments	—	—	—	(243)	(53)
Depreciation and amortization	1,425	1,416	1,426	1,391	1,374
Interest expense	1,987	2,021	2,215	955	655
Losses (gains) on sales of facilities	15	(97)	(471)	(205)	(78)
Impairment of long-lived assets	43	64	24	24	—
Transaction costs	—	—	—	442	—

	28,050	27,204	25,460	23,614	22,123

Income before income taxes	2,002	1,170	1,398	1,863	2,332
Provision for income taxes	627	268	316	626	730

Net income	1,375	902	1,082	1,237	1,602
Net income attributable to noncontrolling interests	321	229	208	201	178

Net income attributable to HCA Inc.	$1,054	$673	$874	$1,036	$1,424

Financial Position:
Assets	$24,131	$24,280	$24,025	$23,675	$22,225
Working capital	2,264	2,391	2,356	2,502	1,320
Long-term debt, including amounts due within one year	25,670	26,989	27,308	28,408	10,475
Equity securities with contingent redemption rights	147	155	164	125	—
Noncontrolling interests	1,008	995	938	907	828
Stockholders’ (deficit) equity	(7,978)	(9,260)	(9,600)	(10,467)	5,691
Cash Flow Data:
Cash provided by operating activities	$2,747	$1,990	$1,564	$1,988	$3,162
Cash used in investing activities	(1,035)	(1,467)	(479)	(1,307)	(1,681)
Cash used in financing activities	(1,865)	(451)	(1,326)	(383)	(1,403)

	2009	2008	2007	2006	2005

Operating Data:
Number of hospitals at end of period(a)	155	158	161	166	175
Number of freestanding outpatient surgical centers at end of period(b)	97	97	99	98	87
Number of licensed beds at end of period(c)	38,839	38,504	38,405	39,354	41,265
Weighted average licensed beds(d)	38,825	38,422	39,065	40,653	41,902
Admissions(e)	1,556,500	1,541,800	1,552,700	1,610,100	1,647,800
Equivalent admissions(f)	2,439,000	2,363,600	2,352,400	2,416,700	2,476,600
Average length of stay (days)(g)	4.8	4.9	4.9	4.9	4.9
Average daily census(h)	20,650	20,795	21,049	21,688	22,225
Occupancy(i)	53%	54%	54%	53%	53%
Emergency room visits(j)	5,593,500	5,246,400	5,116,100	5,213,500	5,415,200
Outpatient surgeries(k)	794,600	797,400	804,900	820,900	836,600
Inpatient surgeries(l)	494,500	493,100	516,500	533,100	541,400
Days revenues in accounts receivable(m)	45	49	53	53	50
Gross patient revenues(n)	$115,682	$102,843	$92,429	$84,913	$78,662
Outpatient revenues as a % of patient revenues(o)	38%	37%	37%	36%	36%

(a)	Excludes eight facilities in 2009, 2008 and 2007 and seven facilities in 2006 and 2005 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(b)	Excludes eight facilities in 2009 and 2008, nine facilities in 2007 and 2006 and seven facilities in 2005 that are not consolidated (accounted for using the equity method) for financial reporting purposes.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(e)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(f)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the average number of patients in our hospital beds each day.

(i)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

(j)	Represents the number of patients treated in our emergency rooms.

(k)	Represents the number of surgeries performed on patients who were not admitted to our hospitals. Pain management and endoscopy procedures are not included in outpatient surgeries.

(l)	Represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management and endoscopy procedures are not included in inpatient surgeries.

(m)	Revenues per day is calculated by dividing the revenues for the period by the days in the period. Days revenues in accounts receivable is then calculated as accounts receivable, net of the allowance for doubtful accounts, at the end of the period divided by revenues per day.

(n)	Gross patient revenues are based upon our standard charge listing. Gross charges/revenues typically do not reflect what our hospital facilities are paid. Gross charges/revenues are reduced by contractual adjustments, discounts and charity care to determine reported revenues.

(o)	Represents the percentage of patient revenues related to patients who are not admitted to our hospitals.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This annual report on Form 10-K includes certain disclosures which contain “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “initiative” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of known and unknown uncertainties and risks, many of which are beyond our control, that could significantly affect current plans and expectations and our future financial position and results of operations. These factors include, but are not limited to, (1) the ability to recognize the benefits of the Recapitalization, (2) the impact of the substantial indebtedness incurred to finance the Recapitalization and the ability to refinance such indebtedness on acceptable terms, (3) the possible enactment of federal or state health care reform and changes in federal, state or local laws or regulations affecting the health care industry, (4) increases, particularly in the current economic downturn, in the amount and risk of collectibility of uninsured accounts, and deductibles and copayment amounts for insured accounts, (5) the ability to achieve operating and financial targets, attain expected levels of patient volumes and control the costs of providing services, (6) possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental payments pursuant to upper payment limit (“UPL”) programs, that may impact reimbursements to health care providers and insurers, (7) the highly competitive nature of the health care business, (8) changes in revenue mix, including potential declines in the population covered under managed care agreements due to the current economic downturn, and the ability to enter into and renew managed care provider agreements on acceptable terms, (9) the efforts of insurers, health care providers and others to contain health care costs, (10) the outcome of our continuing efforts to monitor, maintain and comply with appropriate laws, regulations, policies and procedures, (11) increases in wages and the ability to attract and retain qualified management and personnel, including affiliated physicians, nurses and medical and technical support personnel, (12) the availability and terms of capital to fund the expansion of our business and improvements to our existing facilities, (13) changes in accounting practices, (14) changes in general economic conditions nationally and regionally in our markets, (15) future divestitures which may result in charges, (16) changes in business strategy or development plans, (17) delays in receiving payments for services provided, (18) the outcome of pending and any future tax audits, appeals and litigation associated with our tax positions, (19) potential liabilities and other claims that may be asserted against us, and (20) other risk factors described in this annual report on Form 10-K. As a consequence, current plans, anticipated actions and future financial position and results of operations may differ from those expressed in any forward-looking statements made by or on behalf of HCA. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

2009 Operations Summary

Net income attributable to HCA Inc. totaled $1.054 billion for 2009, compared to $673 million for 2008. The 2009 results include losses on sales of facilities of $15 million and impairments of long-lived assets of $43 million. The 2008 results include gains on sales of facilities of $97 million and impairments of long-lived assets of $64 million.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

2009 Operations Summary (Continued)

Revenues increased to $30.052 billion for 2009 from $28.374 billion for 2008. Revenues increased 5.9% on a consolidated basis and 6.1% on a same facility basis for 2009, compared to 2008. The consolidated revenues increase can be attributed to the combined impact of a 2.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions. The same facility revenues increase resulted from a 2.6% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions.

During 2009, consolidated admissions increased 1.0% and same facility admissions increased 1.2%, compared to 2008. Inpatient surgical volumes increased 0.3% on a consolidated basis and increased 0.5% on a same facility basis during 2009, compared to 2008. Outpatient surgical volumes declined 0.4% on a consolidated basis and declined 0.1% on a same facility basis during 2009, compared to 2008. Emergency department visits increased 6.6% on a consolidated basis and increased 7.0% on a same facility basis during 2009, compared to 2008.

For 2009, the provision for doubtful accounts declined to 10.9% of revenues from 12.0% of revenues for 2008. The combined self-pay revenue deductions for charity care and uninsured discounts increased $1.486 billion for 2009, compared to 2008. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 23.8% for 2009, compared to 21.9% for 2008. Same facility uninsured admissions increased 4.7% and same facility uninsured emergency room visits increased 6.5% for 2009, compared to 2008.

Interest expense totaled $1.987 billion for 2009, compared to $2.021 billion for 2008. The $34 million decline in interest expense for 2009 was due to a reduction in the average debt balance offsetting an increase in the average interest rate.

Business Strategy

We are committed to providing the communities we serve high quality, cost-effective health care while complying fully with our ethics policy, governmental regulations and guidelines and industry standards. As a part of this strategy, management focuses on the following principal elements:

Maintain Our Dedication to the Care and Improvement of Human Life.  Our business is built on putting patients first and providing high quality health care services in the communities we serve. Our dedicated professionals oversee our Quality Review System, which measures clinical outcomes, satisfaction and regulatory compliance, to improve hospital quality and performance. We are implementing hospitalist programs in some facilities, evidence-based medicine programs and infection reduction initiatives. In addition, we continue to implement health information technology to improve the quality and convenience of services to our communities. We are using our electronic medication administration record, which uses bar coding technology to ensure that each patient receives the right medication, to build toward a fully electronic health record that will provide convenient access, electronic order entry and decision support for physicians. These technologies improve patient safety, quality and efficiency.

Maintain Our Commitment to Ethics and Compliance.  We are committed to a corporate culture highlighted by the following values — compassion, honesty, integrity, fairness, loyalty, respect and kindness. Our comprehensive ethics and compliance program reinforces our dedication to these values.

Leverage Our Leading Local Market Positions.  We strive to maintain and enhance the leading positions we enjoy in the majority of our markets. We believe the broad geographic presence of our facilities across a range of markets, in combination with the breadth and quality of services provided by our facilities, increases our attractiveness to patients and large employers and positions us to negotiate more favorable terms from commercial payers and increase the number of payers with whom we contract. We also intend to strategically enhance our outpatient presence in our communities to attract more patients to our facilities.

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

Continue to Leverage Our Scale.  We will continue to seek price efficiencies through our group purchasing organization and build on the cost savings and efficiencies in billing, collection and other processes we have achieved through our regional service centers. We are increasingly taking advantage of our national scale by contracting for services on a multistate basis. We are expanding our successful shared services model for additional clinical and support functions, such as physician credentialing, medical transcription, electronic medical recordkeeping and health information management, across multiple markets.

Continue to Develop Physician Relationships.  We depend on the quality and dedication of the physicians who practice at our facilities, and we encourage, consistent with applicable laws, both primary care physicians and specialists to join our medical staffs. We sometimes assist physicians who are recruited under applicable regulatory provisions with establishing and building a practice or joining an existing practice. As part of our comprehensive approach to physician integration in our markets, we will continue to:

•	expand the number of high quality specialty services, such as cardiology, orthopedics, oncology and neonatology;

•	use joint ventures with physicians to further develop our outpatient business, particularly through ambulatory surgery centers;

•	develop medical office buildings to provide convenient facilities for physicians to locate their practices and serve their patients;

•	focus on improving the quality, advanced technology, infrastructure and performance of our facilities; and

•	employ physicians as appropriate.

Become the Health Care Employer of Choice.  We will continue to use a number of industry-leading practices to help ensure our hospitals are a health care employer of choice in their respective communities. Our staffing initiatives for both care providers and hospital management provide strategies for recruitment, compensation and productivity to increase employee retention and operating efficiency at our hospitals. For example, we maintain an internal contract nursing agency to supply our hospitals with high quality staffing at a lower cost than external agencies. In addition, we have developed several proprietary training and career development programs for our physicians and hospital administrators, including an executive development program designed to train the next generation of hospital leadership. We believe our continued investment in the training and retention of employees improves the quality of care, enhances operational efficiency and fosters our reputation as an employer of choice.

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

Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $40 million, $32 million and $47 million in 2009, 2008 and 2007, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $60 million, $35 million and $83 million in 2009, 2008 and 2007, respectively. We expect adjustments during the next 12 months related to Medicare and Medicaid cost report filings and settlements and disproportionate-share funds will result in increases to revenues within generally similar ranges.

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts

The collection of outstanding receivables from Medicare, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments)

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients. An estimated allowance for doubtful accounts is recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed. Our collection policies include a review of all accounts against certain standard collection criteria, upon completion of our internal collection efforts. Accounts determined to possess positive collectibility attributes are forwarded to a secondary external collection agency and the other accounts are written off. The accounts that are not collected by the secondary external collection agency are written off when they are returned to us by the collection agency (usually within 12 months). Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. We do not pursue collection of amounts related to patients that meet our guidelines to qualify as charity care.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. We believe our quarterly updates to the estimated allowance for doubtful accounts at each of our hospital facilities provide reasonable valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to our allowance for doubtful accounts, provision for doubtful accounts or period-to-period comparisons of our results of operations. At December 31, 2009 and 2008, the allowance for doubtful accounts represented approximately 94% and 92%, respectively, of the $5.176 billion and $5.148 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance.

The revenue deductions related to uninsured accounts (charity care and uninsured discounts) generally have the inverse effect on the provision for doubtful accounts. To quantify the total impact of and trends related to uninsured accounts, we believe it is beneficial to view these revenue deductions and provision for doubtful accounts in combination, rather than each separately. A summary of these amounts for the years ended December 31, follows (dollars in millions):

	2009	2008	2007

Provision for doubtful accounts	$3,276	$3,409	$3,130
Uninsured discounts	2,935	1,853	1,474
Charity care	2,151	1,747	1,530

Totals	$8,362	$7,009	$6,134

The provision for doubtful accounts, as a percentage of revenues, increased from 11.7% for 2007 to 12.0% for 2008 and declined to 10.9% for 2009. However, the sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care increased from 20.5% for 2007 to 21.9% for 2008 and to 23.8% for 2009.

Days revenues in accounts receivable were 45 days, 49 days and 53 days at December 31, 2009, 2008 and 2007, respectively. Management expects a continuation of the challenges related to the collection of the patient due accounts. Adverse changes in the percentage of our patients having adequate health care coverage, general

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Provision for Doubtful Accounts and the Allowance for Doubtful Accounts (Continued)

economic conditions, patient accounting service center operations, payer mix, or trends in federal, state, and private employer health care coverage could affect the collection of accounts receivable, cash flows and results of operations.

The approximate breakdown of accounts receivable by payer classification as of December 31, 2009 and 2008 is set forth in the following table:

	% of Accounts Receivable
	Under 91 Days	91—180 Days	Over 180 Days

Accounts receivable aging at December 31, 2009:
Medicare and Medicaid	12%	1%	1%
Managed care and other insurers	18	4	4
Uninsured	13	8	39

Total	43%	13%	44%

Accounts receivable aging at December 31, 2008:
Medicare and Medicaid	10%	1%	2%
Managed care and other insurers	17	4	3
Uninsured	21	9	33

Total	48%	14%	38%

Professional Liability Claims

We, along with virtually all health care providers, operate in an environment with professional liability risks. Our facilities are insured by our wholly-owned insurance subsidiary for losses up to $50 million per occurrence, subject to a $5 million per occurrence self-insured retention. We purchase excess insurance on a claims-made basis for losses in excess of $50 million per occurrence. Our professional liability reserves, net of receivables under reinsurance contracts, do not include amounts for any estimated losses covered by our excess insurance coverage. Provisions for losses related to professional liability risks were $211 million, $175 million and $163 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reserves for professional liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The estimated ultimate cost includes estimates of direct expenses and fees paid to outside counsel and experts, but does not include the general overhead costs of our insurance subsidiary or corporate office. Individual case reserves are established based upon the particular circumstances of each reported claim and represent our estimates of the future costs that will be paid on reported claims. Case reserves are reduced as claim payments are made and are adjusted upward or downward as our estimates regarding the amounts of future losses are revised. Once the case reserves for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, and geographic location of our hospitals. Several actuarial methods are employed to utilize this data to produce estimates of ultimate losses and reserves for incurred but not reported claims, including: paid and incurred extrapolation methods utilizing paid and incurred loss development to estimate ultimate losses; frequency and severity methods utilizing paid and incurred claims development to estimate ultimate average frequency (number of claims) and ultimate average severity (cost per claim); and Bornhuetter-Ferguson methods which add expected development to actual paid or incurred experience to estimate ultimate losses. These methods use our company-specific historical claims data and other information. Company-specific claim reporting and settlement data collected over an

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (Continued)

approximate 20-year period is used in our reserve estimation process. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, professional liability retentions for each policy year, geographic information and other data.

Reserves and provisions for professional liability risks are based upon actuarially determined estimates. The estimated reserve ranges, net of amounts receivable under reinsurance contracts, were $1.024 billion to $1.270 billion at December 31, 2009 and $1.102 billion to $1.332 billion at December 31, 2008. Our estimated reserves for professional liability claims may change significantly if future claims differ from expected trends. We perform sensitivity analyses which model the volatility of key actuarial assumptions and monitor our reserves for adequacy relative to all our assumptions in the aggregate. Based on our analysis, we believe the estimated professional liability reserve ranges represent the reasonably likely outcomes for ultimate losses. We consider the number and severity of claims to be the most significant assumptions in estimating reserves for professional liabilities. A 2% change in the expected frequency trend could be reasonable likely and would increase the reserve estimate by $16 million or reduce the reserve estimate by $15 million. A 2% change in the expected claim severity trend could be reasonably likely and would increase the reserve estimate by $69 million or reduce the reserve estimate by $63 million. We believe adequate reserves have been recorded for our professional liability claims; however, due to the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional liability claims could change by more than the estimated sensitivity amounts and could change materially from our current estimates.

The reserves for professional liability risks cover approximately 2,600 and 2,800 individual claims at December 31, 2009 and 2008, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The average time period between the occurrence and payment of final settlement for our professional liability claims is approximately five years, although the facts and circumstances of each individual claim can result in an occurrence-to-settlement timeframe that varies from this average. The estimation of the timing of payments beyond a year can vary significantly.

Reserves for professional liability risks were $1.322 billion and $1.387 billion at December 31, 2009 and 2008, respectively. The current portion of these reserves, $265 million and $279 million at December 31, 2009 and 2008, respectively, is included in “other accrued expenses.” Obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent reinsurers do not meet their obligations. Reserves for professional liability risks (net of $53 million and $57 million receivable under reinsurance contracts at December 31, 2009 and 2008, respectively) were $1.269 billion and $1.330 billion at December 31, 2009 and 2008, respectively. The estimated total net reserves for professional liability risks at December 31, 2009 and 2008 are comprised of $680 million and $724 million, respectively, of case reserves for known claims and $589 million and $606 million, respectively, of reserves for incurred but not reported claims.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Critical Accounting Policies and Estimates (Continued)

Professional Liability Claims (Continued)

Changes in our professional liability reserves, net of reinsurance recoverable, for the years ended December 31, are summarized in the following table (dollars in millions):

	2009	2008	2007

Net reserves for professional liability claims, January 1	$1,330	$1,469	$1,542
Provision for current year claims	258	239	214
Favorable development related to prior years’ claims	(47)	(64)	(51)

Total provision	211	175	163

Payments for current year claims	4	7	4
Payments for prior years’ claims	268	307	232

Total claim payments	272	314	236

Net reserves for professional liability claims, December 31	$1,269	$1,330	$1,469

The favorable development related to prior years’ claims resulted from declining claim frequency and moderating claim severity trends. We believe these favorable trends are primarily attributable to tort reforms enacted in key states, particularly Texas, and our risk management and patient safety initiatives, particularly in the area of obstetrics.

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

Although we believe we have properly reported taxable income and paid taxes in accordance with applicable laws, federal, state or international taxing authorities may challenge our tax positions upon audit. Significant judgment is required in determining and assessing the impact of uncertain tax positions. We report a liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in our income tax return. During each reporting period, we assess the facts and circumstances related to uncertain tax positions. If the realization of unrecognized tax benefits is deemed probable based upon new facts and circumstances, the estimated liability and the provision for income taxes are reduced in the current period. Final audit results may vary from our estimates.

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

Revenues increased 5.9% to $30.052 billion for 2009 from $28.374 billion for 2008 and increased 5.6% for 2008 from $26.858 billion for 2007. The increase in revenues in 2009 can be primarily attributed to the combined impact of a 2.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions compared to the prior year. The increase in revenues in 2008 can be primarily attributed to the combined impact of a 5.2% increase in revenue per equivalent admission and a 0.5% increase in equivalent admissions compared to 2007.

Consolidated admissions increased 1.0% in 2009 compared to 2008 and declined 0.7% in 2008 compared to 2007. Consolidated inpatient surgeries increased 0.3% and consolidated outpatient surgeries declined 0.4% during 2009 compared to 2008. Consolidated inpatient surgeries declined 4.5% and consolidated outpatient surgeries declined 0.9% during 2008 compared to 2007. Consolidated emergency department visits increased 6.6% during 2009 compared to 2008 and increased 2.5% during 2008 compared to 2007.

Same facility revenues increased 6.1% for the year ended December 31, 2009 compared to the year ended December 31, 2008 and increased 7.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The 6.1% increase for 2009 can be primarily attributed to the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions. The 7.0% increase for 2008 can be primarily attributed to the combined impact of a 5.1% increase in same facility revenue per equivalent admission and a 1.9% increase in same facility equivalent admissions.

Same facility admissions increased 1.2% in 2009 compared to 2008 and increased 0.9% in 2008 compared to 2007. Same facility inpatient surgeries increased 0.5% and same facility outpatient surgeries declined 0.1% during 2009 compared to 2008. Same facility inpatient surgeries declined 0.5% and same facility outpatient surgeries declined 0.2% during 2008 compared to 2007. Same facility emergency department visits increased 7.0% during 2009 compared to 2008 and increased 3.6% during 2008 compared to 2007.

Same facility uninsured emergency room visits increased 6.5% and same facility uninsured admissions increased 4.7% during 2009 compared to 2008. Same facility uninsured emergency room visits increased 4.5% and same facility uninsured admissions increased 1.7% during 2008 compared to 2007. Management believes same facility uninsured emergency department visits and same facility uninsured admissions could continue to increase during 2010 if the adverse general economic and unemployment trends continue.

Admissions related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care and other insurers and the uninsured for the years ended December 31, 2009, 2008 and 2007 are set forth below.

	Years Ended December 31,
	2009	2008	2007

Medicare	34%	35%	35%
Managed Medicare	10	9	7
Medicaid	9	8	8
Managed Medicaid	7	7	7
Managed care and other insurers	34	35	37
Uninsured	6	6	6

	100%	100%	100%

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Revenue/Volume Trends (Continued)

The approximate percentages of our inpatient revenues related to Medicare, managed Medicare, Medicaid, managed Medicaid, managed care plans and other insurers and the uninsured for the years ended December 31, 2009, 2008 and 2007 are set forth below.

	Years Ended December 31,
	2009	2008	2007

Medicare	31%	31%	32%
Managed Medicare	8	8	7
Medicaid	8	7	7
Managed Medicaid	4	4	4
Managed care and other insurers	44	44	44
Uninsured	5	6	6

	100%	100%	100%

At December 31, 2009, we owned and operated 38 hospitals and 33 surgery centers in the state of Florida. Our Florida facilities’ revenues totaled $7.343 billion and $7.099 billion for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we owned and operated 35 hospitals and 23 surgery centers in the state of Texas. Our Texas facilities’ revenues totaled $8.042 billion and $7.351 billion for the years ended December 31, 2009 and 2008, respectively. During 2009 and 2008, 57% and 55%, respectively, of our admissions and 51% of our revenues were generated by our Florida and Texas facilities. Uninsured admissions in Florida and Texas represented 64% and 63% of our uninsured admissions during 2009 and 2008, respectively.

We provided $2.151 billion, $1.747 billion and $1.530 billion of charity care (amounts are based upon our gross charges) during the years ended December 31, 2009, 2008 and 2007, respectively. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $2.935 billion, $1.853 billion and $1.474 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

We receive a significant portion of our revenues from government health programs, principally Medicare and Medicaid, which are highly regulated and subject to frequent and substantial changes. We have increased the indigent care services we provide in several communities in the state of Texas, in affiliation with other hospitals. The state of Texas has been involved in the effort to increase the indigent care provided by private hospitals. As a result of this additional indigent care provided by private hospitals, public hospital districts or counties in Texas have available funds that were previously devoted to indigent care. The public hospital districts or counties are under no contractual or legal obligation to provide such indigent care. The public hospital districts or counties have elected to transfer some portion of these available funds to the state’s Medicaid program. Such action is at the sole discretion of the public hospital districts or counties. It is anticipated that these contributions to the state will be matched with federal Medicaid funds. The state then may make supplemental payments to hospitals in the state for Medicaid services rendered. Hospitals receiving Medicaid supplemental payments may include those that are providing additional indigent care services. Such payments must be within the federal UPL established by federal regulation. Our Texas Medicaid revenues included $474 million, $262 million and $232 million during 2009, 2008 and 2007, respectively, of Medicaid supplemental payments pursuant to UPL programs.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Operating Results Summary

The following are comparative summaries of operating results for the years ended December 31, 2009, 2008 and 2007 (dollars in millions):

	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$30,052	100.0	$28,374	100.0	$26,858	100.0
Salaries and benefits	11,958	39.8	11,440	40.3	10,714	39.9
Supplies	4,868	16.2	4,620	16.3	4,395	16.4
Other operating expenses	4,724	15.7	4,554	16.1	4,233	15.7
Provision for doubtful accounts	3,276	10.9	3,409	12.0	3,130	11.7
Equity in earnings of affiliates	(246)	(0.8)	(223)	(0.8)	(206)	(0.8)
Depreciation and amortization	1,425	4.8	1,416	5.0	1,426	5.4
Interest expense	1,987	6.6	2,021	7.1	2,215	8.2
Losses (gains) on sales of facilities	15	—	(97)	(0.3)	(471)	(1.8)
Impairment of long-lived assets	43	0.1	64	0.2	24	0.1

	28,050	93.3	27,204	95.9	25,460	94.8

Income before income taxes	2,002	6.7	1,170	4.1	1,398	5.2
Provision for income taxes	627	2.1	268	0.9	316	1.1

Net income	1,375	4.6	902	3.2	1,082	4.1
Net income attributable to noncontrolling interests	321	1.1	229	0.8	208	0.8

Net income attributable to HCA Inc.	$1,054	3.5	$673	2.4	$874	3.3

% changes from prior year:
Revenues	5.9%		5.6%		5.4%
Income before income taxes	71.1		(16.3)		(25.0)
Net income attributable to HCA Inc.	56.7		(23.0)		(15.7)
Admissions(a)	1.0		(0.7)		(3.6)
Equivalent admissions(b)	3.2		0.5		(2.7)
Revenue per equivalent admission	2.6		5.2		8.3
Same facility % changes from prior year(c):
Revenues	6.1		7.0		7.4
Admissions(a)	1.2		0.9		(1.3)
Equivalent admissions(b)	3.4		1.9		(0.7)
Revenue per equivalent admission	2.6		5.1		8.1

(a)	Represents the total number of patients admitted to our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)	Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(c)	Same facility information excludes the operations of hospitals and their related facilities that were either acquired, divested or removed from service during the current and prior year.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2009 and 2008

Net income attributable to HCA Inc. totaled $1.054 billion for the year ended December 31, 2009 compared to $673 million for the year ended December 31, 2008. Financial results for 2009 include losses on sales of facilities of $15 million and asset impairment charges of $43 million. Financial results for 2008 include gains on sales of facilities of $97 million and asset impairment charges of $64 million.

Revenues increased 5.9% to $30.052 billion for 2009 from $28.374 billion for 2008. The increase in revenues was due primarily to the combined impact of a 2.6% increase in revenue per equivalent admission and a 3.2% increase in equivalent admissions compared to 2008. Same facility revenues increased 6.1% due primarily to the combined impact of a 2.6% increase in same facility revenue per equivalent admission and a 3.4% increase in same facility equivalent admissions compared to 2008.

During 2009, consolidated admissions increased 1.0% and same facility admissions increased 1.2% for 2009, compared to 2008. Consolidated inpatient surgical volumes increased 0.3%, and same facility inpatient surgeries increased 0.5% during 2009 compared to 2008. Consolidated outpatient surgical volumes declined 0.4%, and same facility outpatient surgeries declined 0.1% during 2009 compared to 2008. Emergency department visits increased 6.6% on a consolidated basis and increased 7.0% on a same facility basis during 2009 compared to 2008.

Salaries and benefits, as a percentage of revenues, were 39.8% in 2009 and 40.3% in 2008. Salaries and benefits per equivalent admission increased 1.3% in 2009 compared to 2008. Same facility labor rate increases averaged 3.7% for 2009 compared to 2008.

Supplies, as a percentage of revenues, were 16.2% in 2009 and 16.3% in 2008. Supply costs per equivalent admission increased 2.1% in 2009 compared to 2008. Same facility supply costs increased 5.9% for medical devices, 4.0% for pharmacy supplies, 7.1% for blood products and 7.0% for general medical and surgical items in 2009 compared to 2008.

Other operating expenses, as a percentage of revenues, declined to 15.7% in 2009 from 16.1% in 2008. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. The overall decline in other operating expenses, as a percentage of revenues, is comprised of relatively small reductions in several areas, including utilities, employee recruitment and travel and entertainment. Other operating expenses include $248 million and $144 million of indigent care costs in certain Texas markets during 2009 and 2008, respectively. Provisions for losses related to professional liability risks were $211 million and $175 million for 2009 and 2008, respectively.

Provision for doubtful accounts declined $133 million, from $3.409 billion in 2008 to $3.276 billion in 2009, and as a percentage of revenues, declined to 10.9% for 2009 from 12.0% in 2008. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The decline in the provision for doubtful accounts can be attributed to the $1.486 billion increase in the combined self-pay revenue deductions for charity care and uninsured discounts during 2009, compared to 2008. The sum of the provision for doubtful accounts, uninsured discounts and charity care, as a percentage of the sum of net revenues, uninsured discounts and charity care, was 23.8% for 2009, compared to 21.9% for 2008. At December 31, 2009, our allowance for doubtful accounts represented approximately 94% of the $5.176 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Equity in earnings of affiliates increased from $223 million for 2008 to $246 million for 2009. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2009 and 2008 (Continued)

Depreciation and amortization decreased, as a percentage of revenues, to 4.8% in 2009 from 5.0% in 2008. Depreciation expense was $1.419 billion for 2009 and $1.412 billion for 2008.

Interest expense decreased to $1.987 billion for 2009 from $2.021 billion for 2008. The decrease in interest expense was due to reductions in the average debt balance. Our average debt balance was $26.267 billion for 2009 compared to $27.211 billion for 2008. The average interest rate for our long-term debt increased from 7.4% for 2008 to 7.6% for 2009.

Net losses on sales of facilities were $15 million for 2009 and included $8 million of net losses on the sales of three hospital facilities and $7 million of net losses on sales of real estate and other health care entity investments. Gains on sales of facilities were $97 million for 2008 and included $81 million of gains on the sales of two hospital facilities and $16 million of net gains on sales of real estate and other health care entity investments.

Impairments of long-lived assets were $43 million for 2009 and included $19 million related to goodwill and $24 million related to property and equipment. Impairments of long-lived assets were $64 million for 2008 and included $48 million related to goodwill and $16 million related to property and equipment.

The effective tax rate was 37.3% and 28.5% for 2009 and 2008, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Primarily as a result of reaching a settlement with the IRS Appeals Division and the revision of the amount of a proposed IRS adjustment related to prior taxable periods, we reduced our provision for income taxes by $69 million in 2008. Excluding the effect of these adjustments, the effective tax rate for 2008 would have been 35.8%.

Net income attributable to noncontrolling interests increased from $229 million for 2008 to $321 million for 2009. The increase in net income attributable to noncontrolling interests related primarily to growth in operating results of hospital joint ventures in two Texas markets.

Years Ended December 31, 2008 and 2007

Net income attributable to HCA Inc. totaled $673 million for the year ended December 31, 2008 compared to $874 million for the year ended December 31, 2007. Financial results for 2008 include gains on sales of facilities of $97 million and asset impairment charges of $64 million. Financial results for 2007 include gains on sales of facilities of $471 million and an asset impairment charge of $24 million.

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

During 2008, consolidated admissions declined 0.7% and same facility admissions increased 0.9%, compared to 2007. Inpatient surgical volumes declined 4.5% on a consolidated basis and same facility inpatient surgeries declined 0.5% during 2008 compared to 2007. Outpatient surgical volumes declined 0.9% on a consolidated basis and same facility outpatient surgeries declined 0.2% during 2008 compared to 2007. Emergency department visits increased 2.5% on a consolidated basis and increased 3.6% on a same facility basis during 2008 compared to 2007.

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

Other operating expenses, as a percentage of revenues, increased to 16.1% in 2008 from 15.7% in 2007. Other operating expenses are primarily comprised of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance (including professional liability insurance) and nonincome taxes. Increases in professional fees paid to hospitalists, emergency room physicians and anesthesiologists represented 20 basis points of the 2008 increase in other operating expenses. Other operating expenses include $144 million and $187 million of indigent care costs in certain Texas markets during 2008 and 2007, respectively. Provisions for losses related to professional liability risks were $175 million and $163 million for 2008 and 2007, respectively.

Provision for doubtful accounts, as a percentage of revenues, increased to 12.0% for 2008 from 11.7% in 2007. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts due directly from patients. The increase in the provision for doubtful accounts, as a percentage of revenues, can be attributed to an increasing amount of patient financial responsibility under certain managed care plans and same facility increases in uninsured emergency room visits of 4.5% and uninsured admissions of 1.7% in 2008 compared to 2007. At December 31, 2008, our allowance for doubtful accounts represented approximately 92% of the $5.148 billion total patient due accounts receivable balance, including accounts, net of estimated contractual discounts, related to patients for which eligibility for Medicaid coverage or uninsured discounts was being evaluated.

Equity in earnings of affiliates increased from $206 million for 2007 to $223 million for 2008. Equity in earnings of affiliates relates primarily to our Denver, Colorado market joint venture.

Depreciation and amortization declined, as a percentage of revenues, to 5.0% in 2008 from 5.4% in 2007. Depreciation expense was $1.412 billion for 2008 and $1.421 billion for 2007.

Interest expense declined to $2.021 billion for 2008 from $2.215 billion for 2007. The decline in interest expense was due to reductions in both the average debt balance and the average interest rate on long-term debt. Our average debt balance was $27.211 billion for 2008 compared to $27.732 billion for 2007. The average interest rate for our long-term debt declined from 8.0% for 2007 to 7.4% for 2008.

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

Impairments of long-lived assets were $64 million for 2008 and included $48 million related to goodwill and $16 million related to property and equipment. The $24 million asset impairment for 2007 related to property and equipment.

The effective tax rate was 28.5% for 2008 and 26.6% for 2007, respectively. The effective tax rate computations exclude net income attributable to noncontrolling interests as it relates to consolidated partnerships. Primarily as a result of reaching a settlement with the IRS Appeals Division and the revision of the amount of a proposed IRS adjustment related to prior taxable periods, we reduced our provision for income taxes by $69 million in 2008. Our 2007 provision for income taxes was reduced by $85 million, principally based on receiving new

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Results of Operations (Continued)

Years Ended December 31, 2008 and 2007 (Continued)

information related to tax positions taken in a prior taxable year, and by an additional $39 million to adjust 2006 state tax accruals to the amounts reported on completed tax returns and based upon an analysis of the Recapitalization costs. Excluding the effect of these adjustments, the effective tax rates for 2008 and 2007 would have been 35.8% and 37.0%, respectively.

Net income attributable to noncontrolling interests increased from $208 million for 2007 to $229 million for 2008. The increase relates primarily to our Austin, Texas market partnership and our group purchasing organization.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions of hospitals and other health care entities and distributions to noncontrolling interests. Our primary cash sources are cash flow from operating activities, issuances of debt and equity securities and dispositions of hospitals and other health care entities.

Cash provided by operating activities totaled $2.747 billion in 2009 compared to $1.990 billion in 2008 and $1.564 billion in 2007. Working capital totaled $2.264 billion at December 31, 2009 and $2.391 billion at December 31, 2008. The $757 million increase in cash provided by operating activities for 2009, compared to 2008, related primarily to the $473 million increase in net income and $143 million improvement from changes in operating assets and liabilities and the provision for doubtful accounts. The $426 million increase in cash provided by operating activities for 2008, compared to 2007, relates primarily to changes in working capital items. The changes in accounts receivable (net of the provision for doubtful accounts), inventories and other assets, and accounts payable and accrued expenses contributed $42 million to cash provided by operating activities for 2008 while changes in these items decreased cash provided by operating activities by $485 million for 2007. The net impact of the cash payments for interest and income taxes was an increase in cash payments of $203 million for 2009 compared to 2008 and an increase of $111 million for 2008 compared to 2007.

Cash used in investing activities was $1.035 billion, $1.467 billion and $479 million in 2009, 2008 and 2007, respectively. Excluding acquisitions, capital expenditures were $1.317 billion in 2009, $1.600 billion in 2008 and $1.444 billion in 2007. We expended $61 million, $85 million and $32 million for acquisitions of hospitals and health care entities during 2009, 2008 and 2007, respectively. Expenditures for acquisitions in all three years were generally comprised of outpatient and ancillary services entities and were funded by a combination of cash flows from operations and the issuance or incurrence of debt. Planned capital expenditures are expected to approximate $1.5 billion in 2010. At December 31, 2009, there were projects under construction which had an estimated additional cost to complete and equip over the next five years of $1.2 billion. We expect to finance capital expenditures with internally generated and borrowed funds.

During 2009, we received cash proceeds of $41 million from dispositions of three hospitals and sales of other health care entities and real estate investments. We also received net cash proceeds of $303 million related to net changes in our investments. During 2008, we received cash proceeds of $143 million from dispositions of two hospitals and $50 million from sales of other health care entities and real estate investments. During 2007, we sold three hospitals for cash proceeds of $661 million, and we also received cash proceeds of $106 million related primarily to the sales of real estate investments and $207 million related to net changes in our investments.

Cash used in financing activities totaled $1.865 billion in 2009, $451 million in 2008 and $1.326 billion in 2007. During 2009, 2008 and 2007, we used cash proceeds from sales of facilities and available cash provided by operations to make net debt repayments of $1.459 billion, $260 million and $1.270 billion, respectively. During 2009, 2008 and 2007, we made distributions to noncontrolling interests of $330 million, $178 million and

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Liquidity and Capital Resources (Continued)

$152 million, respectively. We also paid debt issuance costs of $70 million for 2009. We or our affiliates, including affiliates of the Sponsors, may in the future repurchase portions of our debt securities, subject to certain limitations, from time to time in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Funds for the repurchase of debt securities have, and are expected to, come primarily from cash generated from operations and borrowed funds.

In addition to cash flows from operations, available sources of capital include amounts available under our senior secured credit facilities ($3.181 billion as of December 31, 2009 and $3.142 billion as of January 31, 2010) and anticipated access to public and private debt markets.

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $17.50 per share and vested stock option, or approximately $1.750 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. The distribution was funded using funds available under our existing senior secured credit facilities and approximately $100 million of cash on hand.

Investments of our professional liability insurance subsidiary, to maintain statutory equity and pay claims, totaled $1.316 billion and $1.622 billion at December 31, 2009 and 2008, respectively. The insurance subsidiary maintained net reserves for professional liability risks of $590 million and $782 million at December 31, 2009 and 2008, respectively. Our facilities are insured by our wholly- owned insurance subsidiary for losses up to $50 million per occurrence; however, since January 2007, this coverage is subject to a $5 million per occurrence self-insured retention. Net reserves for the self-insured professional liability risks retained were $679 million and $548 million at December 31, 2009 and 2008, respectively. Claims payments, net of reinsurance recoveries, during the next 12 months are expected to approximate $240 million. We estimate that approximately $90 million of the expected net claim payments during the next 12 months will relate to claims subject to the self-insured retention.

Financing Activities

Due to the Recapitalization, we are a highly leveraged company with significant debt service requirements. Our debt totaled $25.670 billion and $26.989 billion at December 31, 2009 and 2008, respectively. Our interest expense was $1.987 billion for 2009 and $2.021 billion for 2008.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds from these debt offerings to repay outstanding indebtedness under our senior secured term loan facilities.

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

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2009, maturities of contractual obligations and other commercial commitments are presented in the table below (dollars in millions):

	Payments Due by Period
Contractual Obligations(a)	Total	Current	2-3 Years	4-5 Years	After 5 Years

Long-term debt including interest, excluding the senior secured credit facilities(b)	$26,739	$2,175	$3,780	$4,915	$15,869
Loans outstanding under the senior secured credit facilities, including interest(b)	11,786	649	3,565	7,410	162
Operating leases(c)	1,190	226	355	223	386
Purchase and other obligations(c)	196	43	33	30	90

Total contractual obligations	$39,911	$3,093	$7,733	$12,578	$16,507

Other Commercial Commitments Not Recorded on the	Commitment Expiration by Period
Consolidated Balance Sheet	Total	Current	2-3 Years	4-5 Years	After 5 Years

Surety bonds(d)	$106	$105	$1	$—	$—
Letters of credit(e)	100	23	44	33	—
Physician commitments(f)	40	30	10	—	—
Guarantees(g)	2	—	—	—	2

Total commercial commitments	$248	$158	$55	$33	$2

(a)	We have not included obligations to pay estimated professional liability claims ($1.322 billion at December 31, 2009) in this table. The estimated professional liability claims, which occurred prior to 2007, are expected to be funded by the designated investment securities that are restricted for this purpose ($1.316 billion at December 31, 2009). We also have not included obligations related to unrecognized tax benefits of $628 million at December 31, 2009, as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(b)	Estimates of interest payments assumes that interest rates, borrowing spreads and foreign currency exchange rates at December 31, 2009, remain constant during the period presented.

(c)	Amounts relate to future operating lease obligations, purchase obligations and other obligations and are not recorded in our consolidated balance sheet. Amounts also include physician commitments that are recorded in our consolidated balance sheet.

(d)	Amounts relate primarily to instances in which we have agreed to indemnify various commercial insurers who have provided surety bonds to cover damages for malpractice cases which were awarded to plaintiffs by the courts. These cases are currently under appeal and the bonds will not be released by the courts until the cases are closed.

(e)	Amounts relate primarily to various employee benefit plan obligations in which we have letters of credit outstanding.

(f)	In consideration for physicians relocating to the communities in which our hospitals are located and agreeing to engage in private practice for the benefit of the respective communities, we make advances to physicians, normally over a period of one year, to assist in establishing the physicians’ practices. The actual amount of these commitments to be advanced often depends upon the financial results of the physicians’ private practices during the recruitment agreement payment period. The physician commitments reflected were based on our maximum exposure on effective agreements at December 31, 2009.

(g)	We have entered into guarantee agreements related to certain leases.

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Market Risk

We are exposed to market risk related to changes in market values of securities. The investments in debt and equity securities of our wholly-owned insurance subsidiary were $1.309 billion and $7 million, respectively, at December 31, 2009. These investments are carried at fair value, with changes in unrealized gains and losses being recorded as adjustments to other comprehensive income. At December 31, 2009, we had a net unrealized gain of $20 million on the insurance subsidiary’s investment securities.

We are exposed to market risk related to market illiquidity. Liquidity of the investments in debt and equity securities of our wholly-owned insurance subsidiary could be impaired by the inability to access the capital markets. Should the wholly-owned insurance subsidiary require significant amounts of cash in excess of normal cash requirements to pay claims and other expenses on short notice, we may have difficulty selling these investments in a timely manner or be forced to sell them at a price less than what we might otherwise have been able to in a normal market environment. At December 31, 2009, our wholly-owned insurance subsidiary had invested $396 million ($401 million par value) in municipal, tax-exempt student loan auction rate securities (“ARS”) that continue to experience market illiquidity since February 2008 when multiple failed auctions occurred due to a severe credit and liquidity crisis in the capital markets. It is uncertain if auction-related market liquidity will resume for these securities. We may be required to recognize other-than-temporary impairments on these investments in future periods should issuers default on interest payments or should the fair market valuations of the securities deteriorate due to ratings downgrades or other issue specific factors.

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

With respect to our interest-bearing liabilities, approximately $1.205 billion of long-term debt at December 31, 2009 is subject to variable rates of interest, while the remaining balance in long-term debt of $24.465 billion at December 31, 2009 is subject to fixed rates of interest. Both the general level of interest rates and, for the senior secured credit facilities, our leverage affect our variable interest rates. Our variable rate debt is comprised primarily of amounts outstanding under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios. The average rate for our long-term debt increased from 6.9% at December 31, 2008 to 7.6% at December 31, 2009.

On March 2, 2009, we amended our $13.550 billion and €1.000 billion senior secured cash flow credit facility, dated as of November 17, 2006, as amended February 16, 2007 (the “cash flow credit facility”), to allow for one or more future issuances of additional secured notes, which may include notes that are secured on a pari passu basis or on a junior basis with the obligations under the cash flow credit facility, so long as (1) such notes do not require any scheduled payment or redemption prior to the scheduled term loan B final maturity date as currently in effect and (2) the proceeds from any such issuance are used within three business days of receipt to prepay term loans under the cash flow credit facility in accordance with the terms of the cash flow credit facility. The U.S. security documents related to the cash flow credit facility were also amended and restated in connection with the amendment in order to give effect to the security interests granted to holders of such additional secured notes.

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

The estimated fair value of our total long-term debt was $25.659 billion at December 31, 2009. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pretax earnings would be approximately $12 million. To mitigate the impact of fluctuations in interest rates, we generally target a portion of our debt portfolio to be maintained at fixed rates.

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

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for general, acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. Total fee-for-service Medicare revenues approximated 23% in 2009, 23% in 2008 and 24% in 2007 of our total patient revenues.

Management believes hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and

HCA INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Effects of Inflation and Changing Prices (Continued)

competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.

IRS Disputes

At December 31, 2009, we were contesting before the Appeals Division of the Internal Revenue Service (the “IRS”) certain claimed deficiencies and adjustments proposed by the IRS in connection with its examinations of the 2003 and 2004 federal income returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, are pending before the IRS Examination Division as of December 31, 2009. The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008. We anticipate the IRS Examination Division will conclude its audit in 2010. During 2009, the seven affiliated partnership audits were resolved with no material impact on our operations or financial position. We anticipate the IRS will begin an audit of the 2007 and 2008 federal income tax returns for HCA during 2010.

Management believes HCA, its predecessors and affiliates properly reported taxable income and paid taxes in accordance with applicable laws and agreements established with the IRS and final resolution of these disputes will not have a material, adverse effect on our results of operations or financial position. However, if payments due upon final resolution of these issues exceed our recorded estimates, such resolutions could have a material, adverse effect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this Item is provided under the caption “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

We have audited HCA Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCA Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCA Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2010

(c)  Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

See the information incorporated by reference in Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of certain relationships between the Administrative Agent under the cash flow credit facility and the ABL credit facility, and our company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Action 1 — Election of Directors” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting with respect to our directors and is set forth in Item 1 of Part I of this annual report on Form 10-K with respect to our executive officers. The information required by this Item contained in the definitive information statement is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting and is incorporated herein by reference.

Information on our Audit and Compliance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting and is incorporated herein by reference.

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

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

Information about our equity compensation plans required by this Item is set forth under the heading “Equity Compensation Plan Information” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Principal Accountant Fees and Services” in the definitive information statement to be filed in connection with our written consent of stockholders in lieu of an annual meeting, which information is incorporated herein by reference.

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

3. List of Exhibits

2.1		—	Agreement and Plan of Merger, dated July 24, 2006, by and among HCA Inc., Hercules Holding II, LLC and Hercules Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 25, 2006, and incorporated herein by reference).
3.1		—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
3.2		—	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).
4.1		—	Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 3 to the Company’s Form 8-A/A, Amendment No. 2, filed March 11, 2004 (File No. 001-11239), and incorporated herein by reference).
4.2		—	Indenture, dated November 17, 2006, among HCA Inc., the guarantors party thereto and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.3		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary grantors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.4		—	Pledge Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary pledgors party thereto and The Bank of New York, as collateral agent (filed as Exhibit 4.3 to the Company’s Current Report of Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.5(a)	—	Form of 9 1/8% Senior Secured Notes due 2014 (included in Exhibit 4.2).
4	.5(b)	—	Form of 9 1/4% Senior Secured Notes due 2016 (included in Exhibit 4.2).
4	.5(c)	—	Form of 9 5/8%/10 3/8% Senior Secured Toggle Notes due 1016 (included in Exhibit 4.2).
4.6		—	Indenture, dated February 19, 2009, among HCA Inc, the guarantors party thereto, The Bank of New York Mellon, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2009, and incorporated herein by reference).
4.7		—	Form of 9 7/8% Senior Secured Notes due 2017 (included in Exhibit 4.6).
4.8		—	Indenture, dated as of April 22, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4.9		—	Form of 8 1/2% Senior Secured Notes due 2019 (included in Exhibit 4.8).

4.10		—	Indenture, dated as of August 11, 2009, among HCA Inc., the guarantors party thereto, Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent, and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4.11		—	Form of 7 7/8% Senior Secured Notes due 2020 (included in Exhibit 4.10).
4	.12(a)	—	$13,550,000,000 — €1,000,000,000 Credit Agreement, dated as of November 17, 2006, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.12(b)	—	Amendment No. 1 to the Credit Agreement, dated as of February 16, 2007, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
4	.12(c)	—	Amendment No. 2 to the Credit Agreement, dated as of March 2, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent. (filed as Exhibit 4.8(c) to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008 and incorporated herein by reference).
4	.12(d)	—	Amendment No. 3 to the Credit Agreement, dated as of June 18, 2009, among HCA Inc., HCA UK Capital Limited, the lending institutions from time to time parties thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Citicorp North America, Inc., as Co-Syndication Agents, Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners, Deutsche Bank Securities and Wachovia Capital Markets LLC, as joint bookrunners and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, and incorporated herein by reference).
4.13		—	U.S. Guarantee, dated November 17, 2006, among HCA Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4.14		—	Security Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Grantors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).
4.15		—	Pledge Agreement, dated as of November 17, 2006, and amended and restated as of March 2, 2009, among the Company, the Subsidiary Pledgors named therein and Bank of America, N.A., as Collateral Agent (filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).

4	.16(a)	—	$2,000,000,000 Amended and Restated Credit Agreement, dated as of June 20, 2007, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2007, and incorporated herein by reference).
4	.16(b)	—	Amendment No. 1 to the $2,000,000,000 Amended and Restated Credit Agreement, dated as of March 2, 2009, among HCA Inc., the subsidiary borrowers parties thereto, the lending institutions from time to time parties thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citicorp North America, Inc., as co-syndication agents, and Merrill Lynch Capital Corporation, as documentation agent (filed as exhibit 4.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).
4.17		—	Security Agreement, dated as of November 17, 2006, among HCA Inc., the subsidiary borrowers party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).
4	.18(a)	—	General Intercreditor Agreement, dated as of November 17, 2006, between Bank of America, N.A., as First Lien Collateral Agent, and The Bank of New York, as Junior Lien Collateral Agent (filed as Exhibit 4.13(a) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.18(b)	—	Additional General Intercreditor Agreement, dated as of April 22, 2009, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as 2006 Second Lien Trustee and The Bank of New York Mellon Trust Company, N.A., in its capacity as 2009 Second Lien Trustee (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4	.18(c)	—	Additional General Intercreditor Agreement, dated as of August 11, 2009, by and among Bank of America, N.A., in its capacity as First Lien Collateral Agent, The Bank of New York Mellon, in its capacity as Junior Lien Collateral Agent and in its capacity as trustee for the Second Lien Notes issued on November 17, 2006, and The Bank of New York Mellon Trust Company, N.A., in its capacity as trustee for the Second Lien Notes issued on February 19, 2009 (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4	.18(d)	—	Receivables Intercreditor Agreement, dated as of November 17, 2006, among Bank of America, N.A., as ABL Collateral Agent, Bank of America, N.A., as CF Collateral Agent and The Bank of New York, as Bonds Collateral Agent (filed as Exhibit 4.13(b) to the Company’s Registration Statement on Form S-4 (File No. 333-145054), and incorporated herein by reference).
4	.18(e)	—	Additional Receivables Intercreditor Agreement, dated as of April 22, 2009, by and between Bank of America, N.A. as ABL Collateral Agent, and Bank of America, N.A. as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4	.18(f)	—	Additional Receivables Intercreditor Agreement, dated as of August 11, 2009, by and between Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as New First Lien Collateral Agent (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed August 17, 2009, and incorporated herein by reference).
4	.18(g)	—	First Lien Intercreditor Agreement, dated as of April 22, 2009, among Bank of America, N.A. as Collateral Agent, Bank of America, N.A. as Authorized Representative under the Credit Agreement and Law Debenture Trust Company of New York as the Initial Additional Authorized Representative (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 28, 2009, and incorporated herein by reference).
4.19		—	Registration Rights Agreement, dated as of November 17, 2006, among HCA Inc., Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 24, 2006, and incorporated herein by reference).

4.20		—	Registration Rights Agreement, dated as of March 16, 1989, by and among HCA-Hospital Corporation of America and the persons listed on the signature pages thereto (filed as Exhibit(g)(24) to Amendment No. 3 to the Schedule 13E-3 filed by HCA-Hospital Corporation of America, Hospital Corporation of America and The HCA Profit Sharing Plan on March 22, 1989, and incorporated herein by reference).
4.21		—	Assignment and Assumption Agreement, dated as of February 10, 1994, between HCA-Hospital Corporation of America and the Company relating to the Registration Rights Agreement, as amended (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 001-11239), and incorporated herein by reference).
4	.22(a)	—	Indenture, dated as of December 16, 1993 between the Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 001-11239), and incorporated herein by reference).
4	.22(b)	—	First Supplemental Indenture, dated as of May 25, 2000 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-11239), and incorporated herein by reference).
4	.22(c)	—	Second Supplemental Indenture, dated as of July 1, 2001 between the Company and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-11239), and incorporated herein by reference).
4	.22(d)	—	Third Supplemental Indenture, dated as of December 5, 2001 between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.5(d) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001(File No. 001-11239), and incorporated herein by reference).
4	.22(e)	—	Fourth Supplemental Indenture, dated as of November 14, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2006, and incorporated herein by reference).
4.23		—	Form of 7.5% Debentures due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 15, 1993, and incorporated herein by reference).
4.24		—	Form of 8.36% Debenture due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 25, 1994 (File No. 001-11239), and incorporated herein by reference).
4.25		—	Form of Fixed Rate Global Medium Term Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 11, 1994 (File No. 001-11239), and incorporated herein by reference).
4.26		—	Form of Floating Rate Global Medium Term Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 11, 1994 (File No. 001-11239), and incorporated herein by reference).
4.27		—	Form of 7.69% Note due 2025 (filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-11239), and incorporated herein by reference).
4.28		—	Form of 7.19% Debenture due 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 24, 1995 (File No. 033-58919), and incorporated herein by reference).
4.29		—	Form of 7.50% Debenture due 2095 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 24, 1995 (File No. 033-58919), and incorporated herein by reference).
4.30		—	Form of 7.05% Debenture due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 8, 1995 (File No. 033-58919), and incorporated herein by reference).
4	.31(a)	—	8.750% Note in the principal amount of $400,000,000 due 2010 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 24, 2000 (File No. 001-11239), and incorporated herein by reference).
4	.31(b)	—	8.750% Note in the principal amount of $350,000,000 due 2010 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 24, 2000 (File No. 001-11239), and incorporated herein by reference).
4.32		—	8.75% Note due 2010 in the principal amount of £150,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 11, 2000 (File No. 001-11239), and incorporated herein by reference).
4	.33(a)	—	7 1/8% Note in the principal amount of $100,000,000 due 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2001 (File No. 001-11239), and incorporated herein by reference).

4	.33(b)	—	7 1/8% Note in the principal amount of $400,000,000 due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 31, 2001 (File No. 001-11239), and incorporated herein by reference).
4	.34(a)	—	6.95% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 30, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.34(b)	—	6.95% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed April 30, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.35(a)	—	6.30% Note due 2012 in the principal amount of $400,000,000. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 25, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.35(b)	—	6.30% Note due 2012 in the principal amount of $100,000,000. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 25, 2002 (File No. 001-11239), and incorporated herein by reference).
4	.36(a)	—	6.25% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 5, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.36(b)	—	6.25% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 5, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.37(a)	—	6 3/4% Note due 2013 in the principal amount of $400,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2003 (File No. 001-11239), and incorporated herein by reference).
4	.37(b)	—	6 3/4% Note due 2013 in the principal amount of $100,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 29, 2003 (File No. 001-11239), and incorporated herein by reference).
4.38		—	7.50% Note due 2033 in the principal amount of $250,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 6, 2003 (File No. 001-11239), and incorporated herein by reference).
4.39		—	5.75% Note due 2014 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.40(a)	—	6.375% Note due 2015 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 19, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.40(b)	—	6.375% Note due 2015 in the principal amount of $250,000,000 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 19, 2004 (File No. 001-11239), and incorporated herein by reference).
4	.41(a)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
4	.41(b)	—	6.500% Note due 2016 in the principal amount of $500,000,000 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 8, 2006, and incorporated herein by reference).
10	.1(a)	—	Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-11239), and incorporated herein by reference).*
10	.1(b)	—	First Amendment to Amended and Restated Columbia/HCA Healthcare Corporation 1992 Stock and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-11239), and incorporated herein by reference).*
10.2		—	HCA-Hospital Corporation of America Nonqualified Initial Option Plan (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 33-52379), and incorporated herein by reference).*

10.3	—	Form of Indemnity Agreement with certain officers and directors (filed as Exhibit 10(kk) to Galen Health Care, Inc.’s Registration Statement on Form 10, as amended, and incorporated herein by reference) (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-145054) and incorporated herein by reference).
10.4	—	Form of Galen Health Care, Inc. 1993 Adjustment Plan (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-8 (File No. 33-50147), and incorporated herein by reference).*
10.5	—	HCA-Hospital Corporation of America 1992 Stock Compensation Plan (filed as Exhibit 10(t) to HCA-Hospital Corporation of America’s Registration Statement on Form S-1 (File No. 33-44906), and incorporated herein by reference).*
10.6	—	Columbia/HCA Healthcare Corporation 2000 Equity Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 25, 2000 (File No. 001-11239), and incorporated herein by reference).*
10.7	—	Form of Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 2, 2005 (File No. 001-11239), and incorporated herein by reference).*
10.8	—	HCA 2005 Equity Incentive Plan (filed as Exhibit B to the Company’s Proxy Statement for the Annual Meeting of Shareholders on May 26, 2005, and incorporated herein by reference).*
10.9	—	Form of 2005 Non-Qualified Stock Option Agreement (Officers) (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 6, 2005, and incorporated herein by reference).*
10.10	—	Form of 2006 Non-Qualified Stock Option Award Agreement (Officers) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference).*
10.11	—	2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.12	—	Management Stockholder’s Agreement dated November 17, 2006 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.13	—	Sale Participation Agreement dated November 17, 2006 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.14	—	Form of Option Rollover Agreement (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.15	—	Form of Option Agreement (2007) (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10.16	—	Form of Option Agreement (2008) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10.17	—	Form of Option Agreement (2009) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10.18	—	Form of Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).*
10.19	—	Form of 2x Time Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and incorporated herein by reference).*
10.20	—	Form of Option Agreement (2010).*
10.21	—	Exchange and Purchase Agreement (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.22	—	Civil and Administrative Settlement Agreement, dated December 14, 2000 between the Company, the United States Department of Justice and others (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 20, 2000 (File No. 001-11239), and incorporated herein by reference).

10.23		—	Plea Agreement, dated December 14, 2000 between the Company, Columbia Homecare Group, Inc., Columbia Management Companies, Inc. and the United States Department of Justice (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 20, 2000 (File No. 001-11239), and incorporated herein by reference).
10.24		—	Corporate Integrity Agreement, dated December 14, 2000 between the Company and the Office of Inspector General of the United States Department of Health and Human Services (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed December 20, 2000 (File No. 001-11239), and incorporated herein by reference).
10.25		—	Management Agreement, dated November 17, 2006, among HCA Inc., Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., Dr. Thomas F. Frist Jr., Patricia F. Elcan, William R. Frist and Thomas F. Frist, III, and Merrill Lynch Global Partners, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.26		—	Retirement Agreement between the Company and Thomas F. Frist, Jr., M.D. dated as of January 1, 2002 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-11239), and incorporated herein by reference).*
10.27		—	Amended and Restated HCA Supplemental Executive Retirement Plan, effective January 1, 2007, except as provided therein (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.28(a)	—	Amended and Restated HCA Restoration Plan, effective January 1, 2008 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.28(b)	—	First Amendment to the January 1, 2008 Restatement of the HCA Restoration Plan, dated December 17, 2008.*
10	.28(c)	—	Second Amendment to the January 1, 2008 Restatement of the HCA Restoration Plan, dated December 23, 2009.*
10.29		—	HCA Inc. 2007 Senior Officer Performance Excellence Program (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.30(a)	—	HCA Inc. 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*
10	.30(b)	—	HCA Inc. Amendment No. 1 to the 2008-2009 Senior Officer Performance Excellence Program (filed as Exhibit 10.28(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.31(a)	—	Amended and Restated Employment Agreement dated October 27, 2008 (Jack O. Bovender, Jr.) (filed as Exhibit 10.29(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.31(b)	—	Employment Agreement dated November 16, 2006 (Richard M. Bracken) (filed as Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.31(c)		Amendment to Employment Agreement effective January 1, 2009 (Richard M. Bracken) (filed as Exhibit 10.29(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference).*
10	.31(d)	—	Employment Agreement dated November 16, 2006 (R. Milton Johnson) (filed as Exhibit 10.27(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.31(e)	—	Employment Agreement dated November 16, 2006 (Samuel N. Hazen) (filed as Exhibit 10.27(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).*
10	.31(f)	—	Employment Agreement dated November 16, 2006 (Beverly B. Wallace) (filed as Exhibit 10.28(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference).*

10.32	—	Administrative Settlement Agreement dated June 25, 2003 by and between the United States Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11239), and incorporated herein by reference).
10.33	—	Civil Settlement Agreement by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity (filed as Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2003 (File No. 001-11239), and incorporated herein by reference).
10.34	—	Form of Amended and Restated Limited Liability Company Agreement of Hercules Holding II, LLC dated as of November 17, 2006, among Hercules Holding II, LLC and certain other parties thereto (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 8-A (File No. 000-18406) and incorporated herein by reference).
10.35	—	Indemnification Priority and Information Sharing Agreement, dated as of November 1, 2009, between HCA Inc. and certain other parties thereto.
21	—	List of Subsidiaries.
23	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCA INC.

By:	/s/ Richard M. Bracken
Richard M. Bracken
Chairman of the Board and
Chief Executive Officer

Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Bracken Richard M. Bracken	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ R. Milton Johnson R. Milton Johnson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

/s/ Christopher J. Birosak Christopher J. Birosak	Director	March 1, 2010

/s/ John P. Connaughton John P. Connaughton	Director	March 1, 2010

/s/ James D. Forbes James D. Forbes	Director	March 1, 2010

/s/ Kenneth W. Freeman Kenneth W. Freeman	Director	March 1, 2010

/s/ Thomas F. Frist, III Thomas F. Frist, III	Director	March 1, 2010

/s/ William R. Frist William R. Frist	Director	March 1, 2010

/s/ Christopher R. Gordon Christopher R. Gordon	Director	March 1, 2010

/s/ Michael W. Michelson Michael W. Michelson	Director	March 1, 2010

/s/ James C. Momtazee James C. Momtazee	Director	March 1, 2010

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	March 1, 2010

/s/ Nathan C. Thorne Nathan C. Thorne	Director	March 1, 2010

HCA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
HCA Inc.

We have audited the accompanying consolidated balance sheets of HCA Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCA Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCA Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2010

HCA INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in millions)

	2009	2008	2007

Revenues	$30,052	$28,374	$26,858

Salaries and benefits	11,958	11,440	10,714
Supplies	4,868	4,620	4,395
Other operating expenses	4,724	4,554	4,233
Provision for doubtful accounts	3,276	3,409	3,130
Equity in earnings of affiliates	(246)	(223)	(206)
Depreciation and amortization	1,425	1,416	1,426
Interest expense	1,987	2,021	2,215
Losses (gains) on sales of facilities	15	(97)	(471)
Impairment of long-lived assets	43	64	24

	28,050	27,204	25,460

Income before income taxes	2,002	1,170	1,398
Provision for income taxes	627	268	316

Net income	1,375	902	1,082
Net income attributable to noncontrolling interests	321	229	208

Net income attributable to HCA Inc.	$1,054	$673	$874

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in millions)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$312	$465
Accounts receivable, less allowance for doubtful accounts of $4,860 and $4,741	3,692	3,780
Inventories	802	737
Deferred income taxes	1,192	914
Other	579	405

	6,577	6,301
Property and equipment, at cost:
Land	1,202	1,189
Buildings	9,108	8,670
Equipment	13,575	12,833
Construction in progress	784	1,022

	24,669	23,714
Accumulated depreciation	(13,242)	(12,185)

	11,427	11,529

Investments of insurance subsidiary	1,166	1,422
Investments in and advances to affiliates	853	842
Goodwill	2,577	2,580
Deferred loan costs	418	458
Other	1,113	1,148

	$24,131	$24,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,460	$1,370
Accrued salaries	849	854
Other accrued expenses	1,158	1,282
Long-term debt due within one year	846	404

	4,313	3,910

Long-term debt	24,824	26,585
Professional liability risks	1,057	1,108
Income taxes and other liabilities	1,768	1,782

Equity securities with contingent redemption rights	147	155

Stockholders’ deficit:
Common stock $0.01 par; authorized 125,000,000 shares — 2009 and 2008; outstanding 94,637,400 shares — 2009 and 94,367,500 shares — 2008	1	1
Capital in excess of par value	226	165
Accumulated other comprehensive loss	(450)	(604)
Retained deficit	(8,763)	(9,817)

Stockholders’ deficit attributable to HCA Inc.	(8,986)	(10,255)
Noncontrolling interests	1,008	995

	(7,978)	(9,260)

	$24,131	$24,280

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in millions)

	Equity (Deficit) Attributable to HCA Inc.
				Accumulated		Equity
	Common Stock		Capital in	Other		Attributable to
	Shares	Par	Excess of	Comprehensive	Retained	Noncontrolling
	(000)	Value	Par Value	Income (Loss)	Deficit	Interests	Total

Balances, December 31, 2006	92,218	$1	$—	$16	$(11,391)	$907	$(10,467)
Comprehensive income:
Net income					874	208	1,082
Other comprehensive income:
Change in fair value of investment securities				(2)			(2)
Foreign currency translation adjustments				(15)			(15)
Defined benefit plans				23			23
Change in fair value of derivative instruments				(194)			(194)

Total comprehensive income				(188)	874	208	894
Equity contributions	1,961		60				60
Share-based benefit plans			24				24
Distributions						(152)	(152)
Other	3		28		38	(25)	41

Balances, December 31, 2007	94,182	1	112	(172)	(10,479)	938	(9,600)
Comprehensive income:
Net income					673	229	902
Other comprehensive income:
Change in fair value of investment securities				(44)			(44)
Foreign currency translation adjustments				(62)			(62)
Defined benefit plans				(62)			(62)
Change in fair value of derivative instruments				(264)			(264)

Total comprehensive income				(432)	673	229	470
Share-based benefit plans	185		40				40
Distributions						(178)	(178)
Other			13		(11)	6	8

Balances, December 31, 2008	94,367	1	165	(604)	(9,817)	995	(9,260)
Comprehensive income:
Net income					1,054	321	1,375
Other comprehensive income:
Change in fair value of investment securities				44			44
Foreign currency translation adjustments				25			25
Change in fair value of derivative instruments				85			85

Total comprehensive income				154	1,054	321	1,529
Share-based benefit plans	270		47				47
Distributions						(330)	(330)
Other			14			22	36

Balances, December 31, 2009	94,637	$1	$226	$(450)	$(8,763)	$1,008	$(7,978)

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in millions)

	2009	2008	2007

Cash flows from operating activities:
Net income	$1,375	$902	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(3,180)	(3,328)	(3,345)
Inventories and other assets	(191)	159	(241)
Accounts payable and accrued expenses	280	(198)	(29)
Provision for doubtful accounts	3,276	3,409	3,130
Depreciation and amortization	1,425	1,416	1,426
Income taxes	(520)	(448)	(105)
Losses (gains) on sales of facilities	15	(97)	(471)
Impairment of long-lived assets	43	64	24
Amortization of deferred loan costs	80	79	78
Share-based compensation	40	32	24
Pay-in-kind interest	58	—	—
Other	46	—	(9)

Net cash provided by operating activities	2,747	1,990	1,564

Cash flows from investing activities:
Purchase of property and equipment	(1,317)	(1,600)	(1,444)
Acquisition of hospitals and health care entities	(61)	(85)	(32)
Disposal of hospitals and health care entities	41	193	767
Change in investments	303	21	207
Other	(1)	4	23

Net cash used in investing activities	(1,035)	(1,467)	(479)

Cash flows from financing activities:
Issuances of long-term debt	2,979	—	—
Net change in revolving bank credit facilities	(1,335)	700	(520)
Repayment of long-term debt	(3,103)	(960)	(750)
Distributions to noncontrolling interests	(330)	(178)	(152)
Payment of debt issuance costs	(70)	—	—
Issuances of common stock	—	—	100
Other	(6)	(13)	(4)

Net cash used in financing activities	(1,865)	(451)	(1,326)

Change in cash and cash equivalents	(153)	72	(241)
Cash and cash equivalents at beginning of period	465	393	634

Cash and cash equivalents at end of period	$312	$465	$393

Interest payments	$1,751	$1,979	$2,163
Income tax payments, net of refunds	$1,147	$716	$421

The accompanying notes are an integral part of the consolidated financial statements.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ACCOUNTING POLICIES

Merger, Recapitalization and Reporting Entity

On November 17, 2006, HCA Inc. completed its merger (the “Merger”) with Hercules Acquisition Corporation, pursuant to which the Company was acquired by Hercules Holding II, LLC (“Hercules Holding”), a Delaware limited liability company owned by a private investor group comprised of affiliates of Bain Capital Partners, Kohlberg Kravis Roberts & Co., Merrill Lynch Global Private Equity (each a “Sponsor”), affiliates of Citigroup Inc. and Bank of America Corporation (the “Sponsor Assignees”) and affiliates of HCA founder, Dr. Thomas F. Frist Jr., (the “Frist Entities,” and together with the Sponsors and the Sponsor Assignees, the “Investors”), and by members of management and certain other investors. The Merger, the financing transactions related to the Merger and other related transactions are collectively referred to in this annual report as the “Recapitalization.” The Merger was accounted for as a recapitalization in our financial statements, with no adjustments to the historical basis of our assets and liabilities. As a result of the Recapitalization, our outstanding capital stock is owned by the Investors, certain members of management and key employees. On April 29, 2008, we registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, thus subjecting us to the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended. Our common stock is not traded on a national securities exchange.

HCA Inc. is a holding company whose affiliates own and operate hospitals and related health care entities. The term “affiliates” includes direct and indirect subsidiaries of HCA Inc. and partnerships and joint ventures in which such subsidiaries are partners. At December 31, 2009, these affiliates owned and operated 155 hospitals, 97 freestanding surgery centers and provided extensive outpatient and ancillary services. Affiliates of HCA are also partners in joint ventures that own and operate eight hospitals and eight freestanding surgery centers, which are accounted for using the equity method. The Company’s facilities are located in 20 states and England. The terms “HCA,” “Company,” “we,” “our” or “us,” as used in this annual report on Form 10-K, refer to HCA Inc. and its affiliates unless otherwise stated or indicated by context.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include all subsidiaries and entities controlled by HCA. We generally define “control” as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Significant intercompany transactions have been eliminated. Investments in entities we do not control, but in which we have a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

We have completed various acquisitions and joint venture transactions. The accounts of these entities have been included in our consolidated financial statements for periods subsequent to our acquisition of controlling interests. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative include our corporate office costs, which were $164 million, $174 million and $169 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). The adjustments to estimated Medicare and Medicaid reimbursement amounts and disproportionate-share funds, which resulted in net increases to revenues, related primarily to cost reports filed during the respective year were $40 million, $32 million and $47 million in 2009, 2008 and 2007, respectively. The adjustments to estimated reimbursement amounts, which resulted in net increases to revenues, related primarily to cost reports filed during previous years were $60 million, $35 million and $83 million in 2009, 2008 and 2007, respectively.

The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. Federal and state laws and regulations, including but not limited to EMTALA, require, and our commitment to providing quality patient care encourages, us to provide services to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Patients treated at hospitals for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. Charity care (amounts are based on our gross charges) totaled $2.151 billion, $1.747 billion and $1.530 billion in 2009, 2008 and 2007, respectively. The federal poverty level is established by the federal government and is based on income and family size. We provide discounts to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans and totaled $2.935 billion, $1.853 billion and $1.474 billion in 2009, 2008 and 2007, respectively. In implementing the discount policy, we first attempt to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

Our cash management system provides for daily investment of available balances and the funding of outstanding checks when presented for payment. Outstanding, but unpresented, checks totaling $392 million and $382 million at December 31, 2009 and 2008, respectively, have been included in “accounts payable” in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or our credit facility.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Accounts Receivable

We receive payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2009, 2008 and 2007, 23%, 23% and 24%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program and 7%, 6% and 5%, respectively, of our revenues related to patients participating in managed Medicare programs. We recognize that revenues and receivables from government agencies are significant to our operations, but do not believe there are significant credit risks associated with these government agencies. We do not believe there are any other significant concentrations of revenues from any particular payer that would subject us to any significant credit risks in the collection of our accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have health care coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the secondary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. Writeoffs are based upon specific identification and the writeoff process requires a writeoff adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical writeoffs and recoveries at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information to utilize in estimating the collectibility of our accounts receivable. We perform the hindsight analysis quarterly, utilizing rolling twelve-months accounts receivable collection and writeoff data. At December 31, 2009 and 2008, the allowance for doubtful accounts represented approximately 94% and 92%, respectively, of the $5.176 billion and $5.148 billion, respectively, patient due accounts receivable balance. The patient due accounts receivable balance represents the estimated uninsured portion of our accounts receivable. The estimated uninsured portion of Medicaid pending and uninsured discount pending accounts is included in our patient due accounts receivable balance. Days revenues in accounts receivable were 45 days, 49 days and 53 days at December 31, 2009, 2008 and 2007, respectively. Adverse changes in general economic conditions, patient accounting service center operations, payer mix or trends in federal or state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment and Amortizable Intangibles

Depreciation expense, computed using the straight-line method, was $1.419 billion in 2009, $1.412 billion in 2008 and $1.421 billion in 2007. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from four to 10 years.

Debt issuance costs are amortized based upon the terms of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2009 and 2008 was $689 million and $650 million, respectively, and accumulated amortization was $271 million and $192 million, respectively. Amortization of deferred loan costs is included in interest expense and was $80 million, $79 million and $78 million for 2009, 2008 and 2007, respectively.

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

Investments of Insurance Subsidiary

At December 31, 2009 and 2008, the investments of our wholly-owned insurance subsidiary were classified as “available-for-sale” as defined in Accounting Standards Codification No. 320, Investments — Debt and Equity Securities and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the insurance subsidiary. We perform a quarterly assessment of individual investment securities to determine whether declines in market value are temporary or other-than-temporary. Our investment securities evaluation process involves multiple subjective judgments, often involves estimating the outcome of future events, and requires a significant level of professional judgment in determining whether an impairment has occurred. We evaluate, among other things, the financial position and near term prospects of the issuer, conditions in the issuer’s industry, liquidity of the investment, changes in the amount or timing of expected future cash flows from the investment, and recent downgrades of the issuer by a rating agency, to determine if, and when, a decline in the fair value of an investment below amortized cost is considered other-than-temporary. The length of time and extent to which the fair value of the investment is less than amortized cost and our ability and intent to retain the investment, to allow for any anticipated recovery of the investment’s fair value, are important components of our investment securities evaluation process.

Goodwill

Goodwill is not amortized, but is subject to annual impairment tests. In addition to the annual impairment review, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. Impairment testing for goodwill is done at the reporting unit level. Reporting units are one level below the business segment level, and our impairment testing is performed at the operating division or market level. We compare the fair value of the reporting unit assets to the carrying amount, on at least an annual basis, to determine if there is potential impairment. If the fair value of the reporting unit assets is less than their carrying value, we compare the fair value of the goodwill to its carrying value. If the fair value of the goodwill is less than its carrying value, an impairment loss is recognized. Fair value of goodwill is estimated based upon internal evaluations of the related long-lived assets for each reporting unit that include quantitative analyses of revenues and cash flows and reviews of recent sales of similar facilities. We recognized goodwill impairments of $19 million and $48 million during 2009 and 2008, respectively. No goodwill impairments were recognized during 2007.

During 2009, goodwill increased by $5 million related to acquisitions, decreased by $19 million related to impairments and increased by $11 million related to foreign currency translation and other adjustments. During 2008, goodwill increased by $43 million related to acquisitions, decreased by $14 million related to facility sales, decreased by $48 million related to impairments and decreased by $30 million related to foreign currency translation and other adjustments.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

Since January 1, 2000, we have recognized total goodwill impairments of $88 million in the aggregate. None of the goodwill impairments related to evaluations of goodwill at the reporting unit level, as all recognized goodwill impairments during this period related to goodwill allocated to asset disposal groups.

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

The physician recruiting liability amounts of $24 million and $27 million at December 31, 2009 and 2008, respectively, represent the amount of expense recognized in excess of payments made through December 31, 2009 and 2008, respectively. At December 31, 2009 the maximum amount we could have to pay under all effective minimum revenue guarantees was $64 million.

Professional Liability Claims

Reserves for professional liability risks were $1.322 billion and $1.387 billion at December 31, 2009 and 2008, respectively. The current portion of the reserves, $265 million and $279 million at December 31, 2009 and 2008, respectively, is included in “other accrued expenses” in the consolidated balance sheets. Provisions for losses related to professional liability risks were $211 million, $175 million and $163 million for 2009, 2008 and 2007, respectively, and are included in “other operating expenses” in our consolidated income statements. Provisions for losses related to professional liability risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. Adjustments to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,600 and 2,800 individual claims at December 31, 2009 and 2008, respectively, and estimates for unreported potential claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2009 and 2008, $272 million and $314 million, respectively, of net payments were made for professional and general liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in professional liability reserve estimates, we believe the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed our estimates.

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

Professional Liability Claims (Continued)

The obligations covered by reinsurance contracts are included in the reserves for professional liability risks, as the insurance subsidiary remains liable to the extent the reinsurers do not meet their obligations under the reinsurance contracts. The amounts receivable under the reinsurance contracts include $28 million at December 31, 2009 and 2008 recorded in “other assets” and $25 million and $29 million at December 31, 2009 and 2008, respectively, recorded in “other current assets”.

Financial Instruments

Derivative financial instruments are employed to manage risks, including interest rate and foreign currency exposures, and are not used for trading or speculative purposes. We recognize derivative instruments, such as interest rate swap agreements and foreign exchange contracts, in the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity, as a component of other comprehensive income (loss), depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in earnings, along with the changes in the fair value of the hedged items related to the hedged risk. Gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income (loss), and subsequently reclassified to earnings to offset the impact of the forecasted transactions when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income (loss) is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings.

The net interest paid or received on interest rate swaps is recognized as interest expense. Gains and losses resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining term of the debt originally covered by the terminated swap.

Noncontrolling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.

Related Party Transactions — Management Agreement

Affiliates of the Investors entered into a management agreement with us pursuant to which such affiliates will provide us with management services. Under the management agreement, the affiliates of the Investors are entitled to receive an aggregate annual management fee of $15 million, which amount increases annually, beginning in 2008, at a rate equal to the percentage increase in Adjusted EBITDA (as defined in the Management Agreement) in the applicable year compared to the preceding year, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The annual management fee was $15 million for each of 2009, 2008 and 2007. The management agreement has an initial term expiring on December 31, 2016, provided that the term will be extended annually for one additional year unless we or the Investors provide notice to the other of their desire not to automatically extend the term. In addition, the management agreement provides that the affiliates of the Investors are entitled to receive a fee equal to 1% of the gross transaction value in connection with certain financing, acquisition, disposition, and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also contains customary exculpation and indemnification provisions in favor of the Investors and their affiliates.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 —	ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

NOTE 2 — SHARE-BASED COMPENSATION

Certain management holders of outstanding HCA stock options retained certain of their stock options (the “Rollover Options”) in lieu of receiving the Merger consideration. The Rollover Options remain outstanding in accordance with the terms of the governing stock incentive plans and grant agreements pursuant to which the holder originally received the stock option grants, except the exercise price and number of shares subject to the rollover option agreement were adjusted so that the aggregate intrinsic value for each applicable option holder was maintained and the exercise price for substantially all the options was adjusted to $12.75 per option. Pursuant to the rollover option agreement, 10,967,500 prerecapitalization HCA stock options were converted into 2,285,200 Rollover Options, of which 1,349,800 are outstanding and exercisable at December 31, 2009.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan for Key Employees of HCA Inc. and its Affiliates (the “2006 Plan”) is designed to promote the long term financial interests and growth of the Company and its subsidiaries by attracting and retaining management and other personnel and key service providers and to motivate management personnel by means of incentives to achieve long range goals and further the alignment of interests of participants with those of our stockholders through opportunities for increased stock, or stock-based, ownership in the Company. A portion of the options under the 2006 Plan vests solely based upon continued employment over a specific period of time, and a portion of the options vests based both upon continued employment over a specific period of time and upon the achievement of predetermined financial and Investor return targets over time. We granted 1,785,900 and 357,500 options under the 2006 Plan during 2009 and 2008, respectively. As of December 31, 2009, 3,010,000 options granted under the 2006 Plan have vested, and there were 392,400 shares available for future grants under the 2006 Plan.

Stock Option Activity

The fair value of each stock option award is estimated on the grant date, using option valuation models and the weighted average assumptions indicated in the following table. Awards under the 2006 Plan generally vest based on continued employment and based upon achievement of certain financial and Investor return targets. Each grant is valued as a single award with an expected term equal to the average expected term of the component vesting tranches. We use historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that total compensation expense recognized must at least equal the vested portion of the grant-date fair value. The expected volatility is derived using historical stock price information of certain peer group companies for a period of time equal to the expected option term. The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised.

	2009	2008	2007

Risk-free interest rate	1.45%	2.50%	4.86%
Expected volatility	35%	30%	30%
Expected life, in years	5	4	5
Expected dividend yield	—	—	—

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SHARE-BASED COMPENSATION (Continued)

Stock Option Activity (Continued)

Information regarding stock option activity during 2009, 2008 and 2007 is summarized below (share amounts in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(dollars in millions)

Options outstanding, December 31, 2006	2,285	$12.50
Granted	9,328	51.34
Exercised	(36)	12.75
Cancelled	(405)	51.00

Options outstanding, December 31, 2007	11,172	43.54
Granted	357	58.21
Exercised	(480)	15.01
Cancelled	(412)	51.14

Options outstanding, December 31, 2008	10,637	45.02
Granted	1,786	88.74
Exercised	(506)	17.16
Cancelled	(390)	52.08

Options outstanding, December 31, 2009	11,527	52.78	7.1 years	$406

Options exercisable, December 31, 2009	4,208	$46.63	6.3 years	$174

The weighted average fair values of stock options granted during 2009, 2008 and 2007 were $15.96, $14.01 and $16.01 per share, respectively. The total intrinsic value of stock options exercised in the year ended December 31, 2009 was $26 million.

NOTE 3 —	ACQUISITIONS AND DISPOSITIONS

During 2009, we paid $61 million to acquire nonhospital health care entities. During 2008, we paid $18 million to acquire one hospital and $67 million to acquire other health care entities. During 2007, we paid $32 million to acquire nonhospital health care entities. Purchase price amounts have been allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $5 million, $43 million and $44 million in 2009, 2008 and 2007, respectively. The consolidated financial statements include the accounts and operations of the acquired entities subsequent to the respective acquisition dates. The pro forma effects of the acquired entities on our results of operations for periods prior to the respective acquisition dates were not significant.

During 2009, we received proceeds of $3 million and recognized a net pretax loss of $8 million ($5 million after tax) on the sales of three hospitals. We also received proceeds of $38 million and recognized a net pretax loss of $7 million ($4 million after tax) from sales of other health care entities and real estate investments. During 2008, we received proceeds of $143 million and recognized a net pretax gain of $81 million ($48 million after tax) from the sales of two hospitals. We also received proceeds of $50 million and recognized a net pretax gain of $16 million ($10 million after tax) from sales of other health care entities and real estate investments. During 2007, we received proceeds of $661 million and recognized a net pretax gain of $443 million ($272 million after tax) from sales of three hospitals. We also received proceeds of $106 million and recognized a net pretax gain of $28 million ($18 million after tax) from sales of real estate investments.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	IMPAIRMENTS OF LONG-LIVED ASSETS

During 2009, we recorded pretax charges of $43 million to reduce the carrying value of identified assets to estimated fair value. The $43 million asset impairment includes $15 million related to certain hospital facilities and other health care entity investments in our Central Group, $14 million related to other health care entity investments in our Eastern Group and $14 million related to certain hospital facilities in our Western Group. During 2008, we recorded pretax charges of $64 million to reduce the carrying value of identified assets to estimated fair value. The $64 million asset impairment includes $55 million related to other health care entity investments in our Eastern Group and $9 million related to certain hospital facilities in our Central Group. During 2007, we recorded a pretax charge of $24 million to adjust the value of a building in our Central Group to estimated fair value.

The asset impairment charges did not have a significant impact on our operations or cash flows and are not expected to significantly impact cash flows for future periods. The impairment charges affected our property and equipment asset category by $24 million, $16 million and $24 million in 2009, 2008 and 2007, respectively.

NOTE 5 —	INCOME TAXES

The provision for income taxes consists of the following (dollars in millions):

	2009	2008	2007

Current:
Federal	$809	$699	$566
State	75	56	37
Foreign	21	25	32
Deferred:
Federal	(274)	(505)	(391)
State	(37)	(29)	(62)
Foreign	33	22	134

	$627	$268	$316

The provision for income taxes reflects $18 million and $20 million ($12 million net of tax for each) reductions in interest related to taxing authority examinations for the years ended December 31, 2009 and 2008, respectively, and interest expense of $17 million ($11 million net of tax) for the year ended December 31, 2007.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.7	0.2
Change in liability for uncertain tax positions	(0.2)	(7.4)	(7.2)
Nondeductible intangible assets	0.4	0.4	—
Tax exempt interest income	(0.8)	(2.5)	(2.1)
Income attributable to noncontrolling interests from consolidated partnerships	(6.0)	(5.6)	(4.0)
Other items, net	(0.3)	(0.7)	0.7

Effective income tax rate	31.3%	22.9%	22.6%

As a result of a settlement reached with the Appeals Division of the Internal Revenue Service (the “IRS”) and the revision of a proposed IRS adjustment related to prior taxable years, we reduced our provision for income taxes

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES (Continued)

by $69 million in 2008. Our 2007 provision for income taxes was reduced by $85 million, principally based on new information received related to tax positions taken in a prior taxable year, and by an additional $39 million to adjust 2006 state tax accruals to the amounts reported on completed tax returns and based upon an analysis of the Recapitalization costs.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Depreciation and fixed asset basis differences	$—	$258	$—	$324
Allowances for professional liability and other risks	288	—	244	—
Accounts receivable	1,453	—	1,263	—
Compensation	190	—	201	—
Other	740	336	786	287

	$2,671	$594	$2,494	$611

At December 31, 2009, state net operating loss carryforwards (expiring in years 2010 through 2029) available to offset future taxable income approximated $116 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in an adjustment to intangible assets. Net deferred tax assets related to such carryforwards are not significant.

At December 31, 2009, we are contesting before the Appeals Division of the IRS certain claimed deficiencies and adjustments proposed by the IRS in connection with its examination of the 2003 and 2004 federal income tax returns for HCA and eight affiliates that are treated as partnerships for federal income tax purposes (“affiliated partnerships”). The disputed items include the timing of recognition of certain patient service revenues and our method for calculating the tax allowance for doubtful accounts.

Six taxable periods of HCA and its predecessors ended in 1997 through 2002 and the 2002 taxable year of four affiliated partnerships, for which the primary remaining issue is the computation of the tax allowance for doubtful accounts, were pending before the IRS Examination Division as of December 31, 2009.

The IRS began an audit of the 2005 and 2006 federal income tax returns for HCA and seven affiliated partnerships during 2008. We anticipate the IRS Examination Division will conclude its audit in 2010. During 2009, the seven affiliated partnership audits were resolved with no material impact on our operations or financial position. We anticipate the IRS will begin an audit of the 2007 and 2008 federal income tax returns for HCA during 2010.

The following table summarizes the activity related to our unrecognized tax benefits (dollars in millions):

	2009	2008

Balance at January 1	$482	$622
Additions based on tax positions related to the current year	44	32
Additions for tax positions of prior years	11	55
Reductions for tax positions of prior years	(33)	(57)
Settlements	(8)	(162)
Lapse of applicable statutes of limitations	(11)	(8)

Balance at December 31	$485	$482

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES (Continued)

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

Our liability for unrecognized tax benefits was $628 million, including accrued interest of $156 million and excluding $13 million that was recorded as reductions of the related deferred tax assets, as of December 31, 2009 ($625 million, $156 million and $13 million, respectively, as of December 31, 2008). Unrecognized tax benefits of $236 million ($264 million as of December 31, 2008) would affect the effective rate, if recognized. The liability for unrecognized tax benefits does not reflect deferred tax assets of $77 million ($81 million as of December 31, 2008) related to deductible interest and state income taxes or a refundable deposit of $104 million, which is recorded in noncurrent assets.

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

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY

A summary of the insurance subsidiary’s investments at December 31 follows (dollars in millions):

	2009
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$668	$30	$(3)	$695
Auction rate securities	401	—	(5)	396
Asset-backed securities	43	—	(1)	42
Money market funds	176	—	—	176

	1,288	30	(9)	1,309

Equity securities:
Preferred stocks	6	—	(2)	4
Common stocks	2	1	—	3

	8	1	(2)	7

	$1,296	$31	$(11)	1,316

Amounts classified as current assets				(150)

Investment carrying value				$1,166

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

	2008
		Unrealized
	Amortized	Amounts		Fair
	Cost	Gains	Losses	Value

Debt securities:
States and municipalities	$808	$20	$(23)	$805
Auction rate securities	576	—	(40)	536
Asset-backed securities	51	1	(5)	47
Money market funds	226	—	—	226

	1,661	21	(68)	1,614

Equity securities:
Preferred stocks	6	—	(1)	5
Common stocks	3	—	—	3

	9	—	(1)	8

	$1,670	$21	$(69)	1,622

Amounts classified as current assets				(200)

Investment carrying value				$1,422

At December 31, 2009 and 2008 the investments of our insurance subsidiary were classified as “available-for-sale.” Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income (loss). At December 31, 2009 and 2008, $100 million and $119 million, respectively, of our investments were subject to the restrictions included in insurance bond collateralization and assumed reinsurance contracts.

Scheduled maturities of investments in debt securities at December 31, 2009 were as follows (dollars in millions):

	Amortized	Fair
	Cost	Value

Due in one year or less	$216	$216
Due after one year through five years	310	325
Due after five years through ten years	193	204
Due after ten years	125	126

	844	871
Auction rate securities	401	396
Asset-backed securities	43	42

	$1,288	$1,309

The average expected maturity of the investments in debt securities at December 31, 2009 was 3.5 years, compared to the average scheduled maturity of 12.3 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to their scheduled maturity date. The average expected maturities for our auction rate and asset-backed securities were derived from valuation models of expected cash flows and involved management’s judgment. The average expected maturities for our auction rate and asset-backed securities at December 31, 2009 were 4.7 years and 6.3 years, respectively, compared to average scheduled maturities of 25.4 years and 26.0 years, respectively.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INVESTMENTS OF INSURANCE SUBSIDIARY (Continued)

The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31 are summarized below (dollars in millions):

	2009	2008	2007

Debt securities:
Cash proceeds	$141	$23	$272
Gross realized gains	—	—	8
Gross realized losses	1	—	1
Equity securities:
Cash proceeds	$3	$4	$87
Gross realized gains	1	2	1
Gross realized losses	—	2	—

NOTE 7 —	FINANCIAL INSTRUMENTS

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

The following table sets forth our interest rate swap agreements, which have been designated as cash flow hedges, at December 31, 2009 (dollars in millions):

	Notional		Fair
	Amount	Termination Date	Value

Pay-fixed interest rate swap	$500	March 2011	$(13)
Pay-fixed interest rate swaps	8,000	November 2011	(523)
Pay-fixed interest rate swaps (starting November 2011)	2,000	December 2016	8

During the next 12 months, we estimate $364 million will be reclassified from other comprehensive income (“OCI”) to interest expense.

Cross Currency Swaps

The Company and certain subsidiaries have incurred obligations and entered into various intercompany transactions where such obligations are denominated in currencies other than the functional currencies of the parties executing the trade. In order to better match the cash flows of our obligations and intercompany transactions with cash flows from operations, we entered into various cross currency swaps. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	FINANCIAL INSTRUMENTS (Continued)

Cross Currency Swaps (Continued)

Certain of our cross currency swaps were not designated as hedges, and changes in fair value are recognized in results of operations. The following table sets forth our cross currency swap agreement, which has not been designated as a hedge, at December 31, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

Euro — United States Dollar Currency Swap	411 Euro	December 2011	$79

The following table sets forth our cross currency swap agreements, which have been designated as cash flow hedges, at December 31, 2009 (amounts in millions):

	Notional		Fair
	Amount	Termination Date	Value

GBP — United States Dollar Currency Swaps	100 GBP	November 2010	$(13)

Derivatives— Results of Operations

The following tables present the effect of our interest rate and cross currency swaps on our results of operations for the year ended December 31, 2009 (dollars in millions):

		Location of Loss	Amount of Loss
	Amount of Loss (Gain)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI	Accumulated OCI
Derivatives in Cash Flow Hedging Relationships	Derivatives, Net of Tax	into Operations	into Operations

Interest rate swaps	$141	Interest expense	$345
Cross currency swaps	(8)	Interest expense	—

	$133		$345

	Location of Loss	Amount of Loss
	Recognized in	Recognized in
	Operations on	Operations on
Derivatives Not Designated as Hedging Instruments	Derivatives	Derivatives

Cross currency swaps	Other operating expense	$5

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2009, we have not been required to post any collateral related to these agreements. If we had breached these provisions at December 31, 2009, we would have been required to settle our obligations under the agreements at their aggregate, estimated termination value of $488 million.

NOTE 8 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

ASC 820 emphasizes fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Our wholly-owned insurance subsidiary had investments in municipal, tax-exempt ARS, that are backed by student loans substantially guaranteed by the federal government, of $396 million ($401 million par value) at December 31, 2009. We do not currently intend to attempt to sell the ARS as the liquidity needs of our insurance subsidiary are expected to be met by other investments in its investment portfolio. These securities continue to accrue and pay interest semi-annually based on the failed auction maximum rate formulas stated in their respective Official Statements. During 2009 and 2008, certain issuers and their broker/dealers redeemed or repurchased $172 million and $93 million, respectively, of our ARS at par value. The valuation of these securities involved management’s judgment, after consideration of market factors and the absence of market transparency, market liquidity and observable inputs. Our valuation models derived a fair market value compared to tax-equivalent yields of other student loan backed variable rate securities of similar credit worthiness.

Derivative Financial Instruments

We have entered into interest rate and cross currency swap agreements to manage our exposure to fluctuations in interest rates and foreign currency risks. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. We assessed the

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

Derivative Financial Instruments (Continued)

significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and at December 31, 2008, we determined the credit valuation adjustments were significant to the overall valuation of our derivatives; however, we determined the credit valuation adjustments were not significant to the overall valuation of our derivatives at December 31, 2009. As a result, we have reclassified our derivative valuations in their entirety from Level 3 to Level 2 of the fair value hierarchy at December 31, 2009.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for
		Identical Assets	Significant Other	Significant
		and Liabilities	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments of insurance subsidiary	$1,316	$178	$741	$397
Less amounts classified as current assets	(150)	(150)	—	—

	1,166	28	741	397
Cross currency swap (Other assets)	79	—	79	—
Liabilities:
Interest rate swaps (Income taxes and other liabilities)	528	—	528	—
Cross currency swaps (Income taxes and other liabilities)	13	—	13	—

The following table summarizes the activity related to the investments of our insurance subsidiary and our cross currency and interest rate swaps which have fair value measurements based on significant unobservable inputs (Level 3) during the year ended December 31, 2009 (dollars in millions):

	Investments			Interest
	of Insurance	Cross Currency		Rate
	Subsidiary	Swaps		Swaps

Asset (liability) balances at December 31, 2008	$538	$97	$(26)	$(657)
Realized losses included in earnings	—	(5)	—	341
Unrealized gains (losses) included in other comprehensive income	35	—	13	(222)
Purchases, issuances and settlements	(176)	(13)	—	10
Transfers out of Level 3	—	(79)	13	528

Asset (liability) balances at December 31, 2009	$397	$—	$—	$—

The estimated fair value of our long-term debt was $25.659 billion and $20.225 billion at December 31, 2009 and 2008, respectively, compared to carrying amounts aggregating $25.670 billion and $26.989 billion, respectively. The estimates of fair value are generally based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	LONG-TERM DEBT

A summary of long-term debt at December 31, including related interest rates at December 31, 2009, follows (dollars in millions):

	2009	2008

Senior secured asset-based revolving credit facility (effective interest rate of 1.7%)	$715	$2,000
Senior secured revolving credit facility	—	50
Senior secured term loan facilities (effective interest rate of 6.5%)	8,987	12,002
Senior secured first lien notes (effective interest rate of 8.9%)	2,682	—
Other senior secured debt (effective interest rate of 6.8%)	362	406

First lien debt	12,746	14,458

Senior secured cash-pay notes (effective interest rate of 9.7%)	4,500	4,200
Senior secured toggle notes (effective interest rate of 10.0%)	1,578	1,500

Second lien debt	6,078	5,700

Senior unsecured notes (effective interest rate of 7.2%)	6,846	6,831

Total debt (average life of six years, rates averaging 7.6%)	25,670	26,989
Less amounts due within one year	846	404

	$24,824	$26,585

Senior Secured Credit Facilities And Other First Lien Debt

In connection with the Recapitalization, we entered into (i) a $2.000 billion senior secured asset-based revolving credit facility with a borrowing base of 85% of eligible accounts receivable, subject to customary reserves and eligibility criteria ($1.280 billion available at December 31, 2009) (the “ABL credit facility”) and (ii) a senior secured credit agreement (the “cash flow credit facility” and, together with the ABL credit facility, the “senior secured credit facilities”), consisting of a $2.000 billion revolving credit facility ($1.901 billion available at December 31, 2009 after giving effect to certain outstanding letters of credit), a $2.750 billion term loan A ($1.908 billion outstanding at December 31, 2009), a $8.800 billion term loan B ($6.515 billion outstanding at December 31, 2009) and a €1.000 billion European term loan (€394 million, or $564 million, outstanding at December 31, 2009) under which one of our European subsidiaries is the borrower.

Borrowings under the senior secured credit facilities bear interest at a rate equal to, as determined by the type of borrowing, either an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% or (2) the prime rate of Bank of America or (b) a LIBOR rate for the currency of such borrowing for the relevant interest period, plus, in each case, an applicable margin. The applicable margin for borrowings under the senior secured credit facilities, with the exception of term loan B where the margin is static, may be reduced subject to attaining certain leverage ratios.

The ABL credit facility and the $2.000 billion revolving credit facility portion of the cash flow credit facility expire November 2012. The term loan facilities require quarterly installment payments. The final payment under term loan A is in November 2012. The final payments under term loan B and the European term loan are in November 2013. The senior secured credit facilities contain a number of covenants that restrict, subject to certain exceptions, our (and some or all of our subsidiaries’) ability to incur additional indebtedness, repay subordinated indebtedness, create liens on assets, sell assets, make investments, loans or advances, engage in certain transactions with affiliates, pay dividends and distributions, and enter into sale and leaseback transactions. In addition, we are required to satisfy and maintain a maximum total leverage ratio covenant under the cash flow credit facility and, in certain situations under the ABL credit facility, a minimum interest coverage ratio covenant.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	LONG-TERM DEBT (Continued)

Senior Secured Credit Facilities And Other First Lien Debt (Continued)

During April 2009, we issued $1.500 billion aggregate principal amount of 8 1/2% senior secured first lien notes due 2019 at a price of 96.755% of their face value, resulting in $1.451 billion of gross proceeds. During August 2009, we issued $1.250 billion aggregate principal amount of 7 7/8% senior secured first lien notes due 2020 at a price of 98.254% of their face value, resulting in $1.228 billion of gross proceeds. After the payment of related fees and expenses, we used the proceeds from these debt issuances to repay outstanding indebtedness under our senior secured term loan facilities.

We use interest rate swap agreements to manage the variable rate exposure of our debt portfolio. At December 31, 2009, we had entered into effective interest rate swap agreements, in a total notional amount of $8.5 billion, in order to hedge a portion of our exposure to variable rate interest payments associated with the senior secured credit facility. The effect of the interest rate swaps is reflected in the effective interest rates for the senior secured credit facilities.

Senior Secured Notes And Other Second Lien Debt

In November 2006, we issued $4.200 billion of senior secured notes (comprised of $1.000 billion of 9 1/8% notes due 2014 and $3.200 billion of 9 1/4% notes due 2016), and $1.500 billion of 9 5/8% cash/10 3/8% in-kind senior secured toggle notes (which allow us, at our option, to pay interest in-kind during the first five years) due 2016, which are subject to certain standard covenants. We made the interest payment for the interest period ended in May 2009 by paying in-kind ($78 million) instead of paying interest in cash.

During February 2009, we issued $310 million aggregate principal amount of 9 7/8% senior secured second lien notes due 2017 at a price of 96.673% of their face value, resulting in $300 million of gross proceeds. After the payment of related fees and expenses, we used the proceeds to repay outstanding indebtedness under our senior secured term loan facilities.

General Debt Information

The senior secured credit facilities and senior secured notes are fully and unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned material domestic subsidiaries that are “Unrestricted Subsidiaries” under our Indenture (the “1993 Indenture”) dated December 16, 1993 (except for certain special purpose subsidiaries that only guarantee and pledge their assets under our ABL credit facility). In addition, borrowings under the European term loan are guaranteed by all material, wholly-owned European subsidiaries.

All obligations under the ABL credit facility, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the receivables of the borrowers and each guarantor under such ABL credit facility (the “Receivables Collateral”).

All obligations under the cash flow credit facility and the guarantees of such obligations are secured, subject to permitted liens and other exceptions, by:

•	a first-priority lien on the capital stock owned by HCA Inc., or by any U.S. guarantor, in each of their respective first-tier subsidiaries;

•	a first-priority lien on substantially all present and future assets of HCA Inc. and of each U.S. guarantor other than (i) “Principal Properties” (as defined in the 1993 Indenture), (ii) certain other real properties and (iii) deposit accounts, other bank or securities accounts, cash, leaseholds, motor-vehicles and certain other exceptions; and

•	a second-priority lien on certain of the Receivables Collateral.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	LONG-TERM DEBT (Continued)

General Debt Information (Continued)

Our senior secured first lien notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets, subject to certain exceptions, that secure our cash flow credit facility on a first-priority basis and are secured by second priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets that secure our ABL credit facility on a first priority basis and our other cash flow credit facility on a second-priority basis.

Our second lien debt and the related guarantees are secured by second-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets, subject to certain exceptions, that secure our cash flow credit facility on a first-priority basis and are secured by third-priority liens, subject to permitted liens, on our and our subsidiary guarantors’ assets that secure our asset-based revolving credit facility on a first priority basis and our other cash flow credit facility on a second-priority basis.

Maturities of long-term debt in years 2011 through 2014 are $629 million, $3.273 billion, $8.108 billion and $1.646 billion, respectively.

NOTE 10 —	CONTINGENCIES

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

Stockholder Agreements and Equity Securities with Contingent Redemption Rights

The stockholder agreements, among other things, contain agreements among the parties with respect to restrictions on the transfer of shares, including tag along rights and drag along rights, registration rights (including customary indemnification provisions) and other rights. Pursuant to the management stockholder agreements, the applicable employees can elect to have the Company redeem their common stock and vested stock options in the events of death or permanent disability, prior to the consummation of the initial public offering of common stock by the Company. At December 31, 2009, 1,968,400 common shares and 4,207,800 vested stock options were subject to these contingent redemption terms.

NOTE 12 —	EMPLOYEE BENEFIT PLANS

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

service, of compensation deferred by participants for periods subsequent to March 31, 2008, and 50% of the first 3% of compensation deferred by participants for periods prior to April 1, 2008). The cost of these plans totaled $283 million for 2009, $233 million for 2008 and $86 million for 2007. Our contributions are funded periodically during each year.

We maintained a noncontributory, defined contribution retirement plan which covered substantially all employees. Benefits were determined as a percentage of a participant’s salary and vest over specified periods of employee service. Benefits expense was $46 million for 2008 and $203 million for 2007. There was no expense for 2009 as the noncontributory plan and the related participant account balances were merged into the contributory HCA 401(k) Plan effective April 1, 2008.

We maintain the noncontributory, nonqualified Restoration Plan to provide certain retirement benefits for eligible employees. Eligibility for the Restoration Plan is based upon earning eligible compensation in excess of the Social Security Wage Base and attaining 1,000 or more hours of service during the plan year. Company credits to participants’ account balances (the Restoration Plan is not funded) depend upon participants’ compensation, years of vesting service and certain IRS limitations related to the HCA 401(k) plan. Benefits expense under this plan was $26 million for 2009, $2 million for 2008 and $20 million for 2007. Accrued benefits liabilities under this plan totaled $73 million at December 31, 2009 and $48 million at December 31, 2008.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executives. The plan is designed to ensure that upon retirement the participant receives the value of a prescribed life annuity from the combination of the SERP and our other benefit plans. Benefits expense under the plan was $24 million for 2009, $20 million for 2008 and $20 million for 2007. Accrued benefits liabilities under this plan totaled $152 million at December 31, 2009 and $133 million at December 31, 2008.

We maintain defined benefit pension plans which resulted from certain hospital acquisitions in prior years. Benefits expense under these plans was $39 million for 2009, $24 million for 2008, and $27 million for 2007. Accrued benefits liabilities under these plans totaled $115 million at December 31, 2009 and $142 million at December 31, 2008.

NOTE 13 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one line of business, which is operating hospitals and related health care entities. During the years ended December 31, 2009, 2008 and 2007, approximately 23%, 23% and 24%, respectively, of our revenues related to patients participating in the fee-for-service Medicare program.

Our operations are structured into three geographically organized groups: the Eastern Group includes 48 consolidating hospitals located in the Eastern United States, the Central Group includes 46 consolidating hospitals located in the Central United States and the Western Group includes 55 consolidating hospitals located in the Western United States. We also operate six consolidating hospitals in England, and these facilities are included in the Corporate and other group.

Adjusted segment EBITDA is defined as income before depreciation and amortization, interest expense, losses (gains) on sales of facilities, impairment of long-lived assets, income taxes and net income attributable to noncontrolling interests. We use adjusted segment EBITDA as an analytical indicator for purposes of allocating resources to geographic areas and assessing performance. Adjusted segment EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. Adjusted segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from adjusted segment EBITDA are significant components in understanding and assessing financial performance. Because adjusted segment EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to

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

The geographic distributions of our revenues, equity in earnings of affiliates, adjusted segment EBITDA, depreciation and amortization, assets and goodwill are summarized in the following table (dollars in millions):

	For the Years Ended December 31,
	2009	2008	2007

Revenues:
Eastern Group	$8,807	$8,570	$8,204
Central Group	7,225	6,740	6,302
Western Group	13,140	12,118	11,378
Corporate and other	880	946	974

	$30,052	$28,374	$26,858

Equity in earnings of affiliates:
Eastern Group	$(3)	$(2)	$(2)
Central Group	(2)	(2)	8
Western Group	(241)	(219)	(212)
Corporate and other	—	—	—

	$(246)	$(223)	$(206)

Adjusted segment EBITDA:
Eastern Group	$1,469	$1,288	$1,268
Central Group	1,325	1,061	1,082
Western Group	2,867	2,270	2,196
Corporate and other	(189)	(45)	46

	$5,472	$4,574	$4,592

Depreciation and amortization:
Eastern Group	$364	$358	$369
Central Group	352	359	364
Western Group	578	552	529
Corporate and other	131	147	164

	$1,425	$1,416	$1,426

Adjusted segment EBITDA	$5,472	$4,574	$4,592
Depreciation and amortization	1,425	1,416	1,426
Interest expense	1,987	2,021	2,215
Losses (gains) on sales of facilities	15	(97)	(471)
Impairment of long-lived assets	43	64	24

Income before income taxes	$2,002	$1,170	$1,398

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	As of December 31,
	2009	2008

Assets:
Eastern Group	$5,018	$4,906
Central Group	5,173	5,251
Western Group	8,847	8,597
Corporate and other	5,093	5,526

	$24,131	$24,280

	Eastern	Central	Western	Corporate
	Group	Group	Group	and Other	Total

Goodwill:
Balance at December 31, 2008	$602	$1,013	$754	$211	$2,580
Acquisitions	—	5	—	—	5
Impairments	(7)	—	(12)	—	(19)
Foreign currency translation and other	1	—	—	10	11

Balance at December 31, 2009	$596	$1,018	$742	$221	$2,577

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (dollars in millions):

				Change
	Unrealized	Foreign		in Fair
	Gains (Losses) on	Currency	Defined	Value of
	Available-for-Sale	Translation	Benefit	Derivative
	Securities	Adjustments	Plans	Instruments	Total

Balances at December 31, 2006	$16	$49	$(67)	$18	$16
Unrealized gains on available-for-sale securities, net of $1 of income taxes	3	—	—	—	3
Foreign currency translation adjustments, net of $3 income tax benefit	—	(7)	—	—	(7)
Defined benefit plans, net of $10 of income taxes	—	—	16	—	16
Change in fair value of derivative instruments, net of $100 income tax benefit	—	—	—	(172)	(172)
(Income) expense reclassified into operations from other comprehensive income, net of $3, $5, $(4) and $12, respectively, of income taxes (benefit)	(5)	(8)	7	(22)	(28)

Balances at December 31, 2007	14	34	(44)	(176)	(172)
Unrealized losses on available-for-sale securities, net of $25 income tax benefit	(44)	—	—	—	(44)
Foreign currency translation adjustments, net of $33 income tax benefit	—	(62)	—	—	(62)
Defined benefit plans, net of $40 income tax benefit	—	—	(68)	—	(68)
Change in fair value of derivative instruments, net of $194 income tax benefit	—	—	—	(334)	(334)
Expense reclassified into operations from other comprehensive income, net of $4 and $42, respectively, income tax benefits	—	—	6	70	76

Balances at December 31, 2008	(30)	(28)	(106)	(440)	(604)
Unrealized gains on available-for-sale securities, net of $25 of income taxes	44	—	—	—	44
Foreign currency translation adjustments, net of $14 of income taxes	—	25	—	—	25
Defined benefit plans, net of $8 income tax benefit	—	—	(10)	—	(10)
Change in fair value of derivative instruments, net of $76 income tax benefit	—	—	—	(133)	(133)
Expense reclassified into operations from other comprehensive income, net of $6 and $127, respectively, income tax benefits	—	—	10	218	228

Balances at December 31, 2009	$14	$(3)	$(106)	$(355)	$(450)

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	ACCRUED EXPENSES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of other accrued expenses at December 31 follows (dollars in millions):

	2009	2008

Professional liability risks	$265	$279
Interest	283	212
Income taxes	—	224
Taxes other than income	190	189
Other	420	378

	$1,158	$1,282

A summary of activity for the allowance of doubtful accounts follows (dollars in millions):

		Provision	Accounts
	Balance at	for	Written off,	Balance
	Beginning	Doubtful	Net of	at End
	of Year	Accounts	Recoveries	of Year

Allowance for doubtful accounts:
Year ended December 31, 2007	$2,889	$3,130	$(2,308)	$3,711
Year ended December 31, 2008	3,711	3,409	(2,379)	4,741
Year ended December 31, 2009	4,741	3,276	(3,157)	4,860

During 2009, we refined our allowance for doubtful accounts estimation process to include separate estimates of pending charity and pending uninsured discount amounts. These amounts were previously included in the allowance for doubtful accounts, but at December 31, 2009, we recorded these estimated amounts as reductions to accounts receivable. This reclassification has no effect on net accounts receivable and the prior year amounts have been reclassified to conform with the 2009 presentation. The incremental, annual amounts reclassified were $135 million, $116 million and $39 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Our condensed consolidating balance sheets at December 31, 2009 and 2008 and condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2009, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, follow.

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$17,584	$12,468	$—	$30,052

Salaries and benefits	—	7,149	4,809	—	11,958
Supplies	—	2,846	2,022	—	4,868
Other operating expenses	14	2,497	2,213	—	4,724
Provision for doubtful accounts	—	2,043	1,233	—	3,276
Equity in earnings of affiliates	(2,540)	(95)	(151)	2,540	(246)
Depreciation and amortization	—	787	638	—	1,425
Interest expense	2,356	(500)	131	—	1,987
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairment of long-lived assets	—	34	9	—	43
Management fees	—	(443)	443	—	—

	(170)	14,335	11,345	2,540	28,050

Income before income taxes	170	3,249	1,123	(2,540)	2,002
Provision for income taxes	(884)	1,189	322	—	627

Net income	1,054	2,060	801	(2,540)	1,375
Net income attributable to noncontrolling interests	—	61	260	—	321

Net income attributable to HCA Inc.	$1,054	$1,999	$541	$(2,540)	$1,054

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$16,507	$11,867	$—	$28,374

Salaries and benefits	—	6,846	4,594	—	11,440
Supplies	—	2,671	1,949	—	4,620
Other operating expenses	(6)	2,445	2,115	—	4,554
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Equity in earnings of affiliates	(2,100)	(82)	(141)	2,100	(223)
Depreciation and amortization	—	776	640	—	1,416
Interest expense	2,190	(328)	159	—	2,021
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairment of long-lived assets	—	—	64	—	64
Management fees	—	(426)	426	—	—

	84	13,970	11,050	2,100	27,204

Income (loss) before income taxes	(84)	2,537	817	(2,100)	1,170
Provision for income taxes	(757)	803	222	—	268

Net income	673	1,734	595	(2,100)	902
Net income attributable to noncontrolling interests	—	53	176	—	229

Net income attributable to HCA Inc.	$673	$1,681	$419	$(2,100)	$673

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
For The Year Ended December 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$15,598	$11,260	$—	$26,858

Salaries and benefits	—	6,441	4,273	—	10,714
Supplies	—	2,549	1,846	—	4,395
Other operating expenses	(2)	2,279	1,956	—	4,233
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Equity in earnings of affiliates	(2,245)	(90)	(116)	2,245	(206)
Depreciation and amortization	—	779	647	—	1,426
Interest expense	2,161	(95)	149	—	2,215
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Management fees	—	(392)	392	—	—

	(86)	13,410	9,891	2,245	25,460

Income before income taxes	86	2,188	1,369	(2,245)	1,398
Provision for income taxes	(788)	712	392	—	316

Net income	874	1,476	977	(2,245)	1,082
Net income attributable to noncontrolling interests	—	28	180	—	208

Net income attributable to HCA Inc.	$874	$1,448	$797	$(2,245)	$874

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$95	$217	$—	$312
Accounts receivable, net	—	2,135	1,557	—	3,692
Inventories	—	489	313	—	802
Deferred income taxes	1,192	—	—	—	1,192
Other	81	148	350	—	579

	1,273	2,867	2,437	—	6,577

Property and equipment, net	—	7,034	4,393	—	11,427
Investments of insurance subsidiary	—	—	1,166	—	1,166
Investments in and advances to affiliates	—	244	609	—	853
Goodwill	—	1,641	936	—	2,577
Deferred loan costs	418	—	—	—	418
Investments in and advances to subsidiaries	21,830	—	—	(21,830)	—
Other	963	19	131	—	1,113

	$24,484	$11,805	$9,672	$(21,830)	$24,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$908	$552	$—	$1,460
Accrued salaries	—	542	307	—	849
Other accrued expenses	282	293	583	—	1,158
Long-term debt due within one year	802	9	35	—	846

	1,084	1,752	1,477	—	4,313

Long-term debt	24,427	103	294	—	24,824
Intercompany balances	6,636	(10,387)	3,751	—	—
Professional liability risks	—	—	1,057	—	1,057
Income taxes and other liabilities	1,176	421	171	—	1,768

	33,323	(8,111)	6,750	—	31,962
Equity securities with contingent redemption rights	147	—	—	—	147
Stockholders’ (deficit) equity attributable to HCA Inc.	(8,986)	19,787	2,043	(21,830)	(8,986)
Noncontrolling interests	—	129	879	—	1,008

	(8,986)	19,916	2,922	(21,830)	(7,978)

	$24,484	$11,805	$9,672	$(21,830)	$24,131

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

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

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2009
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,054	$2,060	$801	$(2,540)	$1,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	90	(1,882)	(1,299)	—	(3,091)
Provision for doubtful accounts	—	2,043	1,233	—	3,276
Depreciation and amortization	—	787	638	—	1,425
Income taxes	(520)	—	—	—	(520)
Losses (gains) on sales of facilities	—	17	(2)	—	15
Impairment of long-lived assets	—	34	9	—	43
Amortization of deferred loan costs	80	—	—	—	80
Share-based compensation	40	—	—	—	40
Pay-in-kind interest	58	—	—	—	58
Equity in earnings of affiliates	(2,540)	—	—	2,540	—
Other	50	(2)	(2)	—	46

Net cash provided by (used in) operating activities	(1,688)	3,057	1,378	—	2,747

Cash flows from investing activities:
Purchase of property and equipment	—	(720)	(597)	—	(1,317)
Acquisition of hospitals and health care entities	—	(38)	(23)	—	(61)
Disposal of hospitals and health care entities	—	21	20	—	41
Change in investments	—	(7)	310	—	303
Other	—	—	(1)	—	(1)

Net cash used in investing activities	—	(744)	(291)	—	(1,035)

Cash flows from financing activities:
Issuances of long-term debt	2,979	—	—	—	2,979
Net change in revolving bank credit facilities	(1,335)	—	—	—	(1,335)
Repayment of long-term debt	(2,972)	(7)	(124)	—	(3,103)
Distributions to noncontrolling interests	—	(70)	(260)	—	(330)
Payment of debt issuance costs	(70)	—	—	—	(70)
Changes in intercompany balances with affiliates, net	3,107	(2,275)	(832)	—	—
Other	(21)	—	15	—	(6)

Net cash provided by (used in) financing activities	1,688	(2,352)	(1,201)	—	(1,865)

Change in cash and cash equivalents	—	(39)	(114)	—	(153)
Cash and cash equivalents at beginning of period	—	134	331	—	465

Cash and cash equivalents at end of period	$—	$95	$217	$—	$312

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2008
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$673	$1,734	$595	$(2,100)	$902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(11)	(2,085)	(1,271)	—	(3,367)
Provision for doubtful accounts	—	2,073	1,336	—	3,409
Depreciation and amortization	—	776	640	—	1,416
Income taxes	(448)	—	—	—	(448)
Gains on sales of facilities	—	(5)	(92)	—	(97)
Impairment of long-lived assets	—	—	64	—	64
Amortization of deferred loan costs	79	—	—	—	79
Share-based compensation	32	—	—	—	32
Equity in earnings of affiliates	(2,100)	—	—	2,100	—
Other	—	(19)	19	—	—

Net cash provided by (used in) operating activities	(1,775)	2,474	1,291	—	1,990

Cash flows from investing activities:
Purchase of property and equipment	—	(927)	(673)	—	(1,600)
Acquisition of hospitals and health care entities	—	(34)	(51)	—	(85)
Disposal of hospitals and health care entities	—	27	166	—	193
Change in investments	—	(26)	47	—	21
Other	—	(4)	8	—	4

Net cash used in investing activities	—	(964)	(503)	—	(1,467)

Cash flows from financing activities:
Net change in revolving bank credit facilities	700	—	—	—	700
Repayment of long-term debt	(851)	(4)	(105)	—	(960)
Distributions to noncontrolling interests	—	(32)	(146)	—	(178)
Changes in intercompany balances with affiliates, net	1,935	(1,505)	(430)	—	—
Other	(9)	—	(4)	—	(13)

Net cash provided by (used in) financing activities	1,775	(1,541)	(685)	—	(451)

Change in cash and cash equivalents	—	(31)	103	—	72
Cash and cash equivalents at beginning of period	—	165	228	—	393

Cash and cash equivalents at end of period	$—	$134	$331	$—	$465

HCA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION AND OTHER COLLATERAL-RELATED INFORMATION (Continued)

HCA INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2007
(Dollars in millions)

			Subsidiary
	Parent	Subsidiary	Non-		Condensed
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$874	$1,476	$977	$(2,245)	$1,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities	(6)	(2,127)	(1,482)	—	(3,615)
Provision for doubtful accounts	—	1,942	1,188	—	3,130
Depreciation and amortization	—	779	647	—	1,426
Income taxes	(105)	—	—	—	(105)
Gains on sales of facilities	—	(3)	(468)	—	(471)
Impairment of long-lived assets	—	—	24	—	24
Amortization of deferred loan costs	78	—	—	—	78
Share-based compensation	24	—	—	—	24
Equity in earnings of affiliates	(2,245)	—	—	2,245	—
Other	7	18	(34)	—	(9)

Net cash provided by (used in) operating activities	(1,373)	2,085	852	—	1,564

Cash flows from investing activities:
Purchase of property and equipment	—	(640)	(804)	—	(1,444)
Acquisition of hospitals and health care entities	—	(11)	(21)	—	(32)
Disposal of hospitals and health care entities	—	24	743	—	767
Change in investments	—	3	204	—	207
Other	—	(8)	31	—	23

Net cash provided by (used in) investing activities	—	(632)	153	—	(479)

Cash flows from financing activities:
Net change in revolving bank credit facilities	(520)	—	—	—	(520)
Repayment of long-term debt	(255)	(4)	(491)	—	(750)
Distributions to noncontrolling interests	—	(12)	(140)	—	(152)
Issuances of common stock	100	—	—	—	100
Changes in intercompany balances with affiliates, net	2,059	(1,554)	(505)	—	—
Other	(11)	—	7	—	(4)

Net cash provided by (used in) financing activities	1,373	(1,570)	(1,129)	—	(1,326)

Change in cash and cash equivalents	—	(117)	(124)	—	(241)
Cash and cash equivalents at beginning of period	—	282	352	—	634

Cash and cash equivalents at end of period	$—	$165	$228	$—	$393

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

financial statements of HCA. The consolidated financial statements of HCA and Healthtrust present the identical amounts for revenues, expenses, net income, assets, liabilities, total stockholders’ deficit, net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities. Certain individual line items in the HCA consolidated statements of stockholders’ deficit and cash flows are combined into one line item in the Healthtrust consolidated statements of stockholder’s deficit and cash flows.

Reconciliations of the HCA Inc. Consolidated Statements of Stockholders’ Deficit and Consolidated Statements of Cash Flows presentations to the Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit and Consolidated Statements of Cash Flows presentations for the years ended December 31, 2009, 2008 and 2007 are as follows (dollars in millions):

	2009	2008	2007

Presentation in HCA Inc. Consolidated Statements of Stockholders’ Deficit:
Equity contributions	$—	$—	$60
Share-based benefit plans	47	40	24
Other	14	2	28

Presentation in Healthtrust, Inc. — The Hospital Company Consolidated Statements of Stockholder’s Deficit:
Distributions from HCA Inc., net of contributions to HCA Inc.	$61	$42	$112

Presentation in HCA Inc. Consolidated Statements of Cash Flows (cash flows from financing activities):
Issuances of common stock	$—	$—	$100
Other	—	(9)	(2)

Presentation in Healthtrust Inc. — The Hospital Company Consolidated Statements of Cash Flows (cash flows from financing activities):
Net cash distributions (to) from HCA Inc.	$—	$(9)	$98

Due to the consolidated financial statements of Healthtrust being substantially identical to the consolidated financial statements of HCA, except for the items presented in the tables above, the separate consolidated financial statements of Healthtrust are not presented.

NOTE 17 —	SUBSEQUENT EVENT

On January 27, 2010, our Board of Directors declared a distribution to the Company’s stockholders and holders of vested stock options. The distribution was $17.50 per share and vested stock option, or approximately $1.750 billion in the aggregate. The distribution was paid on February 5, 2010 to holders of record on February 1, 2010. The distribution was funded using funds available under our existing senior secured credit facilities and approximately $100 million of cash on hand. Pursuant to the terms of our stock option plans, the holders of nonvested stock options received a $17.50 per share reduction to the exercise price of their share-based awards.

HCA INC.
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
(UNAUDITED)
(Dollars in millions)

	2009
	First		Second		Third		Fourth

Revenues	$7,431		$7,483		$7,533		$7,605
Net income	$432	(a)	$365	(b)	$274	(c)	$304	(d)
Net income attributable to HCA Inc.	$360	(a)	$282	(b)	$196	(c)	$216	(d)

	2008
	First		Second		Third		Fourth

Revenues	$7,127		$6,980		$7,002		$7,265
Net income	$225	(e)	$197	(f)	$136	(g)	$344	(h)
Net income attributable to HCA Inc.	$170	(e)	$141	(f)	$86	(g)	$276	(h)

(a)	First quarter results include $3 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(b)	Second quarter results include $2 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $2 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(c)	Third quarter results include $2 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(d)	Fourth quarter results include $4 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $24 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(e)	First quarter results include $30 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements).

(f)	Second quarter results include $6 million of losses on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(g)	Third quarter results include $29 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $28 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).

(h)	Fourth quarter results include $5 million of gains on sales of facilities (See NOTE 3 of the notes to consolidated financial statements) and $6 million of costs related to the impairment of long-lived assets (See NOTE 4 of the notes to consolidated financial statements).